Form 10-Q
period 2000-06-30
CAPSTONE TURBINE CORP
filed 2000-08-04
CIK 1009759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________


                       Commission file number: 001-15957


                          CAPSTONE TURBINE CORPORATION
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                   95-4180883
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

               21211 NORDHOFF STREET, CHATSWORTH, CALIFORNIA 91311 (Address of principal executive offices) (Zip code)

                                  818-734-5300
               (Registrant's telephone number including area code)

           6430 INDEPENDENCE STREET, WOODLAND HILLS, CALIFORNIA 91367
                                (Former address)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 74,975,265 shares of Common Stock, $.001 par value, as of July 31, 2000.

                          CAPSTONE TURBINE CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
Item 1.       Financial Statements

              Balance Sheets as of December 31, 1999 and June 30, 2000.....................................      3

              Statements of Operations for the Three-Months Ended June 30, 1999
                and June 30, 2000 and for the Six-Months Ended June 30, 1999
                and June 30, 2000..........................................................................      4

              Statement of Stockholders' (Deficiency) Equity
                for the Six-Months Ended June 30, 2000.....................................................      5

              Statements of Cash Flows for the Six-Months Ended June 30, 1999
                and June 30, 2000..........................................................................      6

              Notes to Financial Statements................................................................      7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

              Overview.....................................................................................     10

              Three-Months Ended June 30, 2000 Compared to
                Three-Months Ended June 30, 1999...........................................................     10

              Six-Months Ended June 30, 2000 Compared to
                Six-Months Ended June 30, 1999.............................................................     11

              Liquidity and Capital Resources..............................................................     12

              Qualitative and Quantitative Disclosures About Market Risk...................................     12

              Risk Factors.................................................................................     14

                                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings............................................................................     17

Item 2.       Changes in Securities and Use of Proceeds....................................................     17

Item 3.       Defaults Upon Senior Securities..............................................................     17

Item 4.       Submission of Matters to a Vote of Security Holders..........................................     17

Item 5.       Other Information............................................................................     17

Item 6.       Exhibits and Reports on Form 8-K.............................................................     17

Signatures    .............................................................................................     18

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                          CAPSTONE TURBINE CORPORATION
                                 BALANCE SHEETS

                                                                    December 31,          June 30,
                                                                       1999                 2000
                                                                   -------------       -------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents .................................      $   6,858,000       $  99,426,000
  Subscription Receivable (Note 6) ..........................                            155,564,000
  Accounts receivable, net of allowance for
    doubtful accounts of $50,000 at December 31, 1999
    and $85,000 at June 30, 2000 ............................          2,425,000           3,482,000
  Inventory (Note 5) ........................................          8,803,000          10,763,000
  Prepaid expenses and other current assets .................          2,217,000             908,000
                                                                   -------------       -------------
    Total Current Assets ....................................         20,303,000         270,143,000
                                                                   -------------       -------------

Equipment and Leasehold Improvements:
  Machinery, equipment and furniture ........................         11,824,000          12,799,000
  Leasehold improvements ....................................            137,000             137,000
  Molds and tooling .........................................            541,000             678,000
                                                                   -------------       -------------
                                                                      12,502,000          13,614,000
Less accumulated depreciation and amortization ..............          4,570,000           5,934,000
                                                                   -------------       -------------
    Total equipment and leasehold improvements ..............          7,932,000           7,680,000
                                                                   -------------       -------------

Deposits on fixed assets ....................................          3,374,000           4,255,000
Other assets ................................................            422,000             652,000
Intangible assets, net ......................................          4,896,000          26,665,000
                                                                   -------------       -------------
      Total .................................................      $  36,927,000       $ 309,395,000
                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
  Accounts payable ..........................................      $   1,728,000       $   3,578,000
  Accrued liabilities .......................................          3,017,000          13,982,000
  Accrued warranty reserve ..................................          3,168,000           5,572,000
  Deferred revenue ..........................................          4,696,000           7,400,000
  Current portion of capital lease obligations ..............          1,400,000           1,653,000
                                                                   -------------       -------------
    Total current liabilities ...............................         14,009,000          32,185,000
                                                                   -------------       -------------

Non-current Liabilities:
  Long-term portion of capital lease obligations ............          4,499,000           4,802,000
  Other long-term liabilities ...............................                                 37,000
  Accrued dividends payable .................................          6,175,000
                                                                   -------------       -------------
    Total non-current liabilities ...........................         10,674,000           4,839,000
                                                                   -------------       -------------

Commitments and Contingencies (Note 8)

  Total redeemable preferred stock (Note 6) .................        156,469,000
                                                                   -------------       -------------

Stockholders' (Deficiency) Equity (Note 6):
  Common stock, $.001 par value; 415,000,000 shares
    authorized; 2,377,826 and 74,800,305 shares
    issued and outstanding at December 31, 1999
    and June 30, 2000 respectively ..........................              2,000              74,000
  Additional paid in capital ................................                            495,290,000
  Accumulated deficit .......................................       (144,227,000)       (222,993,000)
                                                                   -------------       -------------
    Total stockholders' (deficiency) equity .................       (144,225,000)        272,371,000
                                                                   -------------       -------------
      Total .................................................      $  36,927,000       $ 309,395,000
                                                                   =============       =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            Three                                 Six
                                                                         Months Ended                         Months Ended
                                                                           June 30,                             June 30,
                                                                ------------------------------      -------------------------------
                                                                   1999              2000               1999              2000
                                                                -----------      -------------      ------------      -------------
Revenues (Note 3) ..........................................    $   334,000      $   6,086,000      $    556,000      $   9,832,000
Cost of Goods Sold .........................................      1,347,000          8,256,000         2,580,000         13,380,000
                                                                -----------      -------------      ------------      -------------
  Gross Profit (Loss) ......................................     (1,013,000)        (2,170,000)       (2,024,000)        (3,548,000)

Operating Costs and Expenses:
  Research and development .................................      2,158,000          3,022,000         4,422,000          5,463,000
  Selling, general and administrative ......................      2,568,000          5,677,000         5,070,000         10,061,000
                                                                -----------      -------------      ------------      -------------
    Total operating costs and expenses .....................      4,726,000          8,699,000         9,492,000         15,524,000
                                                                -----------      -------------      ------------      -------------
Income (Loss) from Operations ..............................     (5,739,000)       (10,869,000)      (11,516,000)       (19,072,000)

Interest Income ............................................        120,000          1,899,000           217,000          2,622,000
Interest Expense ...........................................       (197,000)          (200,000)         (312,000)          (536,000)
Other Income (Expense) .....................................         (9,000)            (5,000)            2,000              1,000
                                                                -----------      -------------      ------------      -------------
Profit (Loss) Before Income Taxes ..........................     (5,825,000)        (9,175,000)      (11,609,000)       (16,985,000)
Provision for Income Taxes .................................                                               1,000              1,000
                                                                -----------      -------------      ------------      -------------
Net Income (Loss) ..........................................     (5,825,000)        (9,175,000)      (11,610,000)       (16,986,000)
                                                                -----------      -------------      ------------      -------------

Preferred Stock Dividends, Accretion, and Repurchase .......       (566,000)      (419,930,000)       (1,120,000)      (559,862,000)
                                                                -----------      -------------      ------------      -------------

Net Loss Attributable to Common Shareholders ...............    $(6,391,000)     $(429,105,000)     $(12,730,000)     $(576,848,000)
                                                                ===========      =============      ============      =============

Weighted Average Common Shares Outstanding .................      2,287,893         29,973,195         2,235,595         17,011,083
                                                                -----------      =============      ------------      =============

Net Loss Per Share of Common Stock - Basic and Diluted .....    $     (2.79)     $      (14.32)     $      (5.69)     $      (33.91)
                                                                ===========      =============      ============      =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION
                 STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                       Common Stock
                                            ------------------------------       Additional
                                              Shares                               Paid In          Accumulated
                                            Outstanding          Amount            Capital            Deficit             Total
                                            -----------      -------------      -------------      -------------      -------------
Balance, December 31, 1999 .............      2,377,826      $       2,000      $          --      $(144,227,000)     $(144,225,000)

Common stock warrants granted ..........                                            8,132,000                             8,132,000
Common stock options granted ...........                                              751,000                               751,000
Exercise of common stock options .......      1,743,275              2,000            374,000                               376,000
Exercise of stock warrants .............      8,912,622              9,000          2,417,000                             2,426,000
Repurchase of preferred stock ..........                                            2,209,000            454,000          2,663,000
Accretion of preferred stock ...........                                          (13,883,000)      (457,593,000)      (471,476,000)
Dividends accrued for preferred stock ..                                                              (1,028,000)        (1,028,000)
Beneficial conversion feature
  preferred stock ......................                                                             (89,567,000)       (89,567,000)
Dividends waived on preferred stock ....                                              440,000          6,309,000          6,749,000
Conversion of preferred stock ..........     51,312,037             51,000        341,296,000        479,645,000        820,992,000
Issuance of common stock ...............     10,454,545             10,000        153,554,000                           153,564,000
Net loss ...............................                                                             (16,986,000)       (16,986,000)

                                            -----------      -------------      -------------      -------------      -------------
Balance, June 30, 2000 .................     74,800,305      $      74,000      $ 495,290,000      $(222,993,000)     $ 272,371,000
                                            ===========      =============      =============      =============      =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six
                                                                                Months Ended
                                                                                  June 30,
                                                                      --------------------------------
                                                                          1999                2000
                                                                      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................................     $ (11,610,000)     $ (16,986,000)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization .............................         1,141,000          2,863,000
      Provision for inventory reserve ...........................                              407,000
      Provision for doubtful accounts ...........................                               35,000
      Non-employee stock compensation ...........................             9,000             60,000
      Employee stock compensation ...............................            26,000            751,000
      Changes in operating assets and liabilities:
        Accounts receivable .....................................          (687,000)        (1,092,000)
        Prepaid expenses and other assets .......................           (91,000)         1,079,000
        Inventory ...............................................          (133,000)        (2,367,000)
        Accounts payable ........................................        (1,893,000)         1,850,000
        Other accrued liabilities ...............................        (3,185,000)          (713,000)
        Accrued warranty reserve ................................           227,000          2,404,000
        Deferred revenue ........................................           725,000          2,704,000
                                                                      -------------      -------------
          Net cash used in operating activities .................       (15,471,000)        (9,005,000)
                                                                      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment and leasehold improvements ...........          (652,000)        (1,084,000)
  Proceeds from sale of equipment ...............................           657,000          1,191,000
  Deposits on fixed assets ......................................           128,000           (881,000)
  Intangible assets .............................................                           (4,000,000)
                                                                      -------------      -------------
          Net cash provided by (used in) investing activities ...           133,000         (4,774,000)
                                                                      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations ........................          (514,000)          (750,000)
  Exercise of stock options .....................................            22,000            376,000
  Exercise of common stock warrants .............................                            2,426,000
  Exercise of preferred stock warrants ..........................                              710,000
  Initial public offering costs .................................                           (1,286,000)
  Net proceeds from issuance of Series F preferred stock ........        21,817,000
  Net proceeds from issuance of Series G preferred stock ........                          120,363,000
  Repurchase of preferred stock .................................                          (15,492,000)
                                                                      -------------      -------------
          Net cash provided by financing activities .............        21,325,000        106,347,000
                                                                      -------------      -------------

Net Increase in Cash and Cash Equivalents .......................         5,987,000         92,568,000

Cash and Cash Equivalents, Beginning of Period ..................         4,943,000          6,858,000
                                                                      -------------      -------------
Cash and Cash Equivalents, End of Period ........................     $  10,930,000      $  99,426,000
                                                                      =============      =============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest ....................................................     $     312,000      $     390,000
    Income taxes ................................................     $       1,000      $       1,000

                 See accompanying notes to financial statements

                          CAPSTONE TURBINE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.      BUSINESS AND ORGANIZATION

        Business. Capstone Turbine Corporation (the "Company") develops, manufactures, and markets microturbine generator sets for use in stationary, vehicular, and other electrical distributed generation applications. The Company was organized in 1988 and has been commercially producing its microturbine generator since 1998.

        Organization. On June 22, 2000, the Company reincorporated as a Delaware Corporation. On June 28, 2000, the Company's Registration Statement on Form S-1, File No. 333-33024, became effective, and the Company entered into an agreement to sell 10,454,545 shares of common stock in an initial public offering (See
Note 5).

2.      BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities and Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 was derived from audited financial statements included in the Company's Registration Statement on Form S-1. In the opinion of management the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1.

3.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        The Securities and Exchange Commission staff (the "Staff") issued Staff Accounting Bulletin Number 101 - Revenue Recognition in Financial Statements ("SAB 101") in December 1999. Under the Company's revenue recognition policy, product revenue is recognized upon shipment of the product to the customer. There are no rights of return privileges on product sales. Therefore, there was no impact on the Company's operating results as a result of its adoption of SAB 101.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires the recognition of all derivatives as either assets or liabilities in the statement of position and measurement of the instruments at fair value. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," on January 1, 2001 and is currently evaluating the impact on the financial statements.

4.      SEGMENT REPORTING

        The Company has a single operating segment under Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's business activities in its operating segment are the development, manufacture and sale of microturbine generator sets. Set forth below is a breakdown of the Company's revenues by region:

                       Three-Months    Three-Months     Six-Months      Six-Months
                      Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,
                           1999            2000            1999            2000
                         --------       ----------       --------       ----------
North America ....       $272,000       $3,733,000       $469,000       $6,252,000
Asia .............         62,000        2,236,000         62,000        3,397,000
Europe ...........                         117,000         25,000          183,000
                         --------       ----------       --------       ----------
  Total ..........       $334,000       $6,086,000       $556,000       $9,832,000
                         ========       ==========       ========       ==========

5.      INVENTORIES

        Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market value. The amounts below are net of $3,243,000 and $2,458,000 of obsolescence reserves at December 31, 1999 and June 30, 2000, respectively.

                                          December 31,       June 30,
                                             1999              2000
                                          ----------       -----------
Raw materials .....................       $7,579,000       $ 8,380,000
Work in process ...................        1,036,000         2,057,000
Finished goods ....................          188,000           326,000
                                          ----------       -----------
  Total ...........................       $8,803,000       $10,763,000
                                          ==========       ===========

6.      CAPITAL STRUCTURE

        On June 28, 2000, the Company entered into an agreement to sell approximately 10.5 million shares of common stock at an offering price of $16.00 per share through an initial public stock offering. All of the shares sold in the offering were sold by the Company. The gross proceeds from the initial public offering were approximately $167.3 million and the Company estimates it will incur approximately $13.7 million in costs in connection with the offering. As the proceeds from the offering were not received until July 5, 2000, the Company has recorded a subscription receivable, net of underwriters' commissions, in the amount of $155.6 million as of June 30, 2000.

        Prior to the public offering, the Company had several series of preferred stock outstanding. It therefore accreted the difference between the redemption value of each series of preferred stock and the net proceeds received in each preferred stock offering under the effective interest method from the respective stock issuance date of each series to the respective redemption date. The accretion was recorded as a component of earnings attributable to common shareholders. The Company also recorded the accrual of preferred stock dividends under the effective interest method. In February 2000, the Company issued its Series G preferred stock, which was issued with an $89.6 million beneficial conversion feature, as the fair value of the common stock into which the preferred stock was convertible exceeded the carrying value.

        As a result of the Company's public offering, the remaining fair value accretion with respect to its preferred stock of $471.5 million was recorded as a component of earnings attributable to common shareholders during the three-month period ended June 30, 2000. All outstanding shares of the Company's preferred stock converted into approximately 51.3 million shares of common stock as a result of the public offering. Of the $821.0 million carrying value of the preferred stock, $479.6 million was recorded as an increase to accumulated deficit and $341.3 million was recorded as an increase to additional paid-in capital, amounts equal to previously recorded accretion charges. The following summarizes the Redeemable Preferred Stock as of December 31, 1999:

Series A preferred stock, $.001 par value; 6,570,000 shares issued and outstanding (involuntary liquidation preference of $6,570,000,
  net of unamortized accretion of origination fees of $37,000) ............       $ 15,183,000
Series B preferred stock, $.001 par value; 3,333,334
  shares issued and outstanding (involuntary liquidation
  preference of $5,000,000, net of unamortized
  accretion of origination fees of $34,000) ...............................       $  8,928,000
Series C preferred stock, $.001 par value; 7,655,018
  shares issued and outstanding (involuntary liquidation
  preference of $15,310,000, net of unamortized
  accretion of origination fees of $266,000) ..............................       $ 23,324,000
Series D preferred stock, $.001 par value; 3,125,000
  shares issued and outstanding (involuntary liquidation
  preference of $12,500,000, net of unamortized
  accretion of origination fees of $14,000) ...............................       $ 14,313,000
Series E preferred stock, $.001 par value; 10,664,111
  shares issued and outstanding (involuntary liquidation
  preference of $63,985,000, net of unamortized
  accretion of origination fees of $995,000) ..............................       $ 62,984,000
Series F preferred stock, $.001 par value; 11,129,246
  shares issued and outstanding (involuntary liquidation
  preference of $22,258,000, net of unamortized
  accretion of origination fees of $2,697,000) ............................       $ 20,903,000
Promissory notes associated
  with Series G preferred stock ...........................................       $ 10,834,000
                                                                                  ------------
    Total redeemable preferred stock ......................................       $156,469,000
                                                                                  ============

        The Company accrued $520,000 and $1.0 million in preferred stock dividends, which were recorded as a component of earnings attributable to common shareholders during the three-month and six-month periods ended June 30, 2000, respectively. $6.7 million in accrued preferred stock dividends were waived as a result of the automatic conversion of preferred stock into common stock and were also reversed, which resulted in an increase to accumulated deficit of $6.3 million and an increase to additional paid-in capital of $440,000, amounts equal to previously recorded dividend accrual charges.

        As part of a stock repurchase and settlement agreement entered into by the Company in May 2000, the Company reacquired 2,319,129 shares of preferred stock for $6.68 per share (See Note 8).

        8,912,622 shares of common stock were issued from the exercise of common and preferred stock warrants during the six-month period ended June 30, 2000.

7.      STOCK OPTION PLANS

        The Company has elected to continue to apply Accounting Principle Board Opinion ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees," in its employee stock-based compensation arrangements. Under APB Opinion No. 25, compensation cost is recognized based on the intrinsic value of the equity instrument awarded. Expense for common stock options granted to non-employees is recorded based upon the fair value of the equity instrument awarded calculated through the use of an option-pricing model.

        During 1999 and the six-months ended June 30, 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense of $26,000 and $482,000 for the three-month periods ended June 30, 1999 and June 30, 2000, and $26,000 and $751,000 for the six-month periods ended June 30, 1999 and June 30, 2000, respectively. Stock-based compensation expense for the six-month period ended June 30, 1999 was included in research and development and selling, general, and administrative expenses in the amounts of $5,000 and $21,000, respectively. Stock-based compensation expense for the six-month period ended June 30, 2000 was included in costs of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $32,000, $144,000, and $575,000, respectively. As of June 30, 2000, the Company had $7.3 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004 as the amortization is based on the vesting period.

8.      COMMITMENTS AND CONTINGENCIES

        In May 2000, the Company entered into a stock repurchase and settlement agreement with two related shareholders whereby the Company agreed to reacquire shares of Series E preferred stock and pay a cash settlement. Pursuant to the agreements, as of June 30, 2000, the Company reacquired 2,319,129 shares at a per share price of $6.68, which was less than the carrying value on the reacquisition date. The excess carrying value over the reacquisition price of $2.2 million was recorded as additional paid-in capital and included as a component of net earnings attributable to common shareholders during the three-months ended June 30, 2000. The cash settlement of $700,000 was paid and the insurance proceeds of $500,000 were collected as of June 30, 2000.

9.      RELATED PARTY TRANSACTIONS

        In 1999, the Company reacquired contractual marketing rights for certain territories from a shareholder. As part of the agreement, the Company paid $5.0 million in 1999 and $4.0 million in January 2000. In February 2000, the Company issued 1,250,000 shares of preferred stock with a fair value of $8.3 million as part of the consideration paid to reacquire the marketing rights. Because the stock issuance was part of the consideration, it was recorded at its fair value in accordance with SFAS 123. In addition, the agreement for the repurchase of the marketing rights provided for the acceleration of future royalty payments in the event of an initial public offering. As of June 30, 2000, the Company has recorded a liability of $10.8 million in addition to a previously recorded royalty liability of $204,000. The total $11.0 million in royalty liability will be paid from the proceeds received as part of the Company's initial public offering. As of June 30, 2000, the Company has recorded as an intangible asset $26.7 million reflecting the repurchase of the marketing rights, which are being amortized over the original agreement period of 6 years. The Company recorded $793,000 and $1.4 million in amortization expense to selling, general, and administrative expenses for the three-month and six-month periods ended June 30, 2000, respectively, relating to this intangible asset.

                         PART I - FINANCIAL INFORMATION

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and within Capstone's Registration Statement on Form S-1, File No. 333-33024. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under "Risk Factors" in Capstone's Registration Statement on Form S-1, File No. 333-33024 and those identified at the end of this discussion in this filing. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

OVERVIEW

        Capstone develops, manufactures and markets microturbine technology for use in stationary, combined heat and power generation, resource recovery, hybrid electric vehicle, and other power and heat applications in the multi-billion dollar market for distributed power generation. Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We believe the simple and flexible design of our microturbines will enable our distributors and end users to develop an increasingly broad range of applications to fit their particular power needs. Capstone expects its microturbines to provide the commercial power generation industry with clean, multifunctional, and scalable distributed power sources.

        We began commercial sales of our units in 1998 and we have focused on the emerging distributed generation industry that is being driven by fundamental changes in power requirements. Our strategy to penetrate target markets is based on business-to-business distribution relationships supported by internal sales and marketing teams. Toward this goal, we continue to expand our sales and marketing efforts through new hires and development of support infrastructure. Our sales efforts remain focused on developing distributor relationships in our target markets. We are initially focusing on Asia for primarily combined heat and power applications and North America for resource recovery and hybrid electric vehicle applications. We have recently targeted our sales efforts to expand our distributor relationships in the European market.

        Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to produce an efficient electricity and heat production system that requires little on-going maintenance. Our air-bearing technology provides a clean, high-pressure field of air to lubricate the one moving component of the microturbine rather than using traditional petroleum products as in conventional bearings. Our microturbines can operate by remote control and use a broad range of gaseous and liquid fuels, including previously unusable fuels. Our microturbines can provide scalable power and this last quarter we succeeded with the first commercial application designed to allow multiple units to run together. We expect our next model, a 60+ kilowatt system, to be available later this year. We continue to support significant research and development expenses toward development of this product and have pre-commercial units under test.

        We achieved a number of financial milestones during the second quarter of 2000. We priced our initial public offering on June 28th, 2000, pursuant to which we sold 10,454,545 shares at $16 per share, raising over $153.6 million, net of commissions and expenses. We also completed the acquisition of marketing rights from a shareholder under a repurchase agreement entered into in 1999. We also settled an outstanding lawsuit with two shareholders that resulted in the repurchase of $15.5 million in Series E preferred stock.

        As our Company continues to design microturbine-based applications to satisfy the needs in the growing distributed generation market, we expect our quarterly performance to fluctuate. Our sales cycles vary by application and geographic region, and in many cases require long lead times between identifying customer needs and providing commercially available solutions. We are also a young company with respect to sales growth and quarter-to-quarter comparisons between years may not necessarily be meaningful.

THREE-MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE-MONTHS ENDED JUNE 30, 1999

        Revenues. Total revenues for the three-months ended June 30, 2000 increased $5.8 million to $6.1 million compared to $334,000 for the three-months ended June 30, 1999. Unit shipments consisted of our 30 kilowatt product and were for various applications. The increase in revenues is attributable to our expanding marketing efforts and the developing distributed generation industry. We intend to maintain our focus on providing power and heat solutions to customers based on specific, local requirements, which vary primarily by application and available fuel source.

        Gross Profit (Loss). Our gross loss for the three-months ended June 30, 2000 increased $1.2 million to ($2.2) million compared to ($1.0) million for the three-months ended June 30, 1999. Cost of goods sold includes direct material costs, assembly and testing, compensation benefits, overhead allocations for facilities and administration, and warranty reserve charges. Production overhead is fully charged to cost of goods sold and is expected to decline on a per unit basis as the fixed costs are allocated over anticipated larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to costs of goods sold. The warranty reserve charge increased $1.5 million to $1.7 million for the three-months ended June 30, 2000 from $202,000 for the three-months ended June 30, 1999 due to an increase in unit shipments. Warranty charges continued to decline on a per unit basis and we reduced our per unit warranty charge during the second quarter of fiscal year 2000 based on our actual warranty loss experience.

        Research and Development Expenses. Research and development expenses for the three-months ended June 30, 2000 increased $864,000, or 40%, to $3.0 million compared to $2.2 million for the three-months ended June 30, 1999. Research and development expenses include compensation, engineering department overhead allocations for administration and facilities, and material costs associated with development. Research and development expenses related primarily to the development of our 60+ kilowatt unit and the broadening of our existing product line for new fuel types and applications. The 60+ kilowatt unit moved from the design phase into the testing phase. We expect to begin producing commercial units later this year. In the long-term, we intend to continue to invest resources for the development of new systems and enhancements and development expenses may vary if unanticipated expenses are incurred.

        Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three-months ended June 30, 2000 increased $3.1 million, or 121%, to $5.7 million compared to $2.6 million for the three-months ended June 30, 1999. Selling, general, and administrative expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. The Company continues to expand its selling and marketing efforts through increases in staff headcount and related overhead expenses, which contributed to most of the increase versus last year during the same period. We anticipate this trend to continue as we enter into new markets and develop sales and marketing programs. $482,000 of the increase is attributable to non-cash, stock-based compensation expense and $793,000 to marketing rights amortization expense. Both non-cash expenses will increase as full-quarter expenses are charged in the future. Stock-based compensation expenses will continue at least through 2004, as the expense is based on the vesting period of the underlying instruments. Marketing rights amortization expenses will continue through 2005, as the expense is amortized over the original tenure of the contract.

        Interest and Other Income (Expense). Interest and other income (expense) for the three-months ended June 30, 2000 increased $1.8 million to $1.7 million compared to ($86,000) for the three-months ended June 30, 1999. The increase is primarily attributable to higher interest income from higher average investment balances due to the funds received from the Series G preferred stock issuance in February 2000.

SIX-MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX-MONTHS ENDED JUNE 30, 1999

        Revenues. Total revenues for the six-months ended June 30, 2000 increased $9.3 million to $9.8 million compared to $556,000 for the six-months ended June 30, 1999. Unit shipments consisted of our 30 kilowatt product for various applications. The increase in revenues is attributable to our expanding marketing efforts. Also, several early customers have now placed repeat orders.

        Gross Profit (Loss). Our gross loss for the six-months ended June 30, 2000 increased $1.5 million, or 75%, to ($3.5) million compared to ($2.0) million for the six-months ended June 30, 1999. Production overhead is fully charged to cost of goods sold and is expected to decline on a per unit basis as the fixed costs are allocated over anticipated larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to costs of goods sold. The warranty reserve charge increased $2.7 million to $3.1 million for the six-months ended June 30, 2000 from $374,000 for the six-months ended June 30, 1999 due to an increase in unit shipments. Warranty charges continued to decline on a per unit basis, as we reduced our per unit warranty charge based on our actual warranty loss experience.

        Research and Development Expenses. Research and development expenses for the six-months ended June 30, 2000 increased $1.0 million, or 24%, to $5.5 million compared to $4.4 million for the six-months ended June 30, 2000. Research and development expenses related primarily to the development of the 60+kilowatt unit and broadening our existing product line for new fuel types and applications.

        Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the six-months ended June 30, 2000 increased $5.0 million, or 98%, to $10.1 million compared to $5.1 million for the six-months ended June 30, 1999. The primary cause of the increase is additional headcount and related overhead associated with our growth. $751,000 of the increase is attributable to non-cash, stock-based compensation expense and $1.4 million to marketing rights amortization expense. Both non-cash expenses will increase as full-quarter expenses are charged in the future. Stock-based compensation expenses will continue at least through 2004, as the expense is based on the vesting period of the underlying instruments. Marketing rights amortization expenses will continue through 2005, as the expense is amortized over the original tenure of the contract.

        Interest and Other Income (Expense). Interest and other income (expense) for the six-months ended June 30, 2000 increased $2.2 million to $2.1 million compared to ($93,000) for the six-months ended June 30, 1999. The increase is primarily attributable to higher interest income from higher average investment balances due to the funds received from the Series G preferred stock issuance in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

        We expect to continue to devote substantial capital resources to the development of our sales and marketing programs, to expand our production facilities and staffing, and to expand our research and development activities. We believe that our cash balances, will be sufficient to meet our anticipated working capital and capital expenditure requirements through the end of 2001. Cash flow from operations is likely to remain negative in the foreseeable future.

        Our net cash used by operating activities was ($9.0) million for the six-months ended June 30, 2000 compared to ($15.5) million for the six-months ended June 30, 1999. Net cash used in investing activities was ($4.8) million for the six-months ended June 30, 2000 compared to net cash provided by investing activities of $133,000 for the six-months ended June 30, 1999. Investing activities primarily consisted of equipment purchases and the acquisition of marketing rights.

        We have financed our operations and investing activities primarily through equity issuances. Our net cash provided by financing activities was $106.3 million for the six-months ended June 30, 2000, compared to $21.3 million for the six-months ended June 30, 1999. The primary source of cash provided by financing activities was from the issuance of Series G preferred stock. The cash provided by financing activities was partially reduced as we reacquired $15.5 million of Series E preferred stock as part of a stock repurchase and settlement agreement.

        We also priced our initial public offering on June 28th, 2000 and recorded a subscription receivable of $155.6 million, which represents the sale of 10,454,545 shares at $16 per share, net of underwriters' commissions. The proceeds were collected on July 5th, 2000 and are invested in U.S. Government securities.

        During the six-months ended June 30, 2000, we sold and leased back under long-term capital lease obligations $1.2 million in equipment. We also paid $750,000 under long-term capital lease obligations during the six-months ended June 30, 2000.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

        We currently develop products in the United States and market our products in North America, Europe and Asia. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. We also have no foreign currency translations in our reported financial statements. In the future, as our customers and vendor bases expand, we anticipate that we will enter into transactions that are denominated in foreign currencies.

INTEREST

        We have no long-term debt outstanding and do not use any derivative instruments.

INFLATION

        We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation, including interest rate fluctuations and market fluctuations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires the recognition of all derivatives as either assets or liabilities in the statement of position and measurement of the instruments at fair value. We are required to adopt SFAS No. 133, as amended by Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133") on January 1, 2001 and we are currently evaluating the impact on the financial statements.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY CHARACTERIZED BY NET LOSSES, WE ANTICIPATE CONTINUED LOSSES THROUGH AT LEAST 2001 AND WE MAY NEVER BECOME PROFITABLE.

        Since our inception in 1988, we have reported net losses for each year. Our net losses were $30.6 million in 1997, $33.1 million in 1998, $29.5 million in 1999, and $17.0 million for the six-months ended June 30, 2000. We anticipate incurring additional net losses through at least 2001. We have only been commercially producing the Capstone Microturbine since December 1998 and have made only limited sales to date. Also, because we are in the early stages of selling our products, we have relatively few customers. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

IF WE ARE UNABLE TO OBTAIN RECUPERATOR CORES FROM SOLAR TURBINE CORPORATION, OUR SOLE SUPPLIER, OUR ASSEMBLY AND PRODUCTION OF MICROTURBINES MAY SUFFER DELAYS AND INTERRUPTIONS.

        Solar Turbine Corporation is our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber. Solar is a wholly-owned subsidiary of one of our competitors, Caterpillar Corporation. At present we are not aware of any other suppliers, which could produce these cores to our specifications within our time requirements. We cannot assure you that Solar will be able to furnish us with a sufficient number of recuperator cores to meet customer demand, that we will be able to purchase recuperator cores from Solar at commercially acceptable prices or, if Solar stops making recuperator cores, that we will be able to procure recuperator cores from another supplier or manufacture them ourselves on a timely basis and at commercially acceptable prices. Although we have a license agreement that would permit us to produce the recuperator cores on our own in the event Solar terminates production, we would not be able to initiate production without significant delay and interruptions. Also, we cannot assure you that Solar will honor the license agreement, that a court would enforce it, or that we will be able to meet our obligations under it. If we had to develop and produce our own recuperator cores without using Solar's intellectual property, we estimate it could take up to three years to begin production.

WE MAY NOT BE ABLE TO CONTROL OUR WARRANTY EXPOSURE AND OUR WARRANTY RESERVE MAY NOT BE SUFFICIENT TO MEET OUR WARRANTY EXPENSE, WHICH COULD IMPAIR OUR FINANCIAL CONDITION.

        We sell our products with warranties. However, these warranties vary from product to product with respect to the time period covered and the extent of the warranty protection. Malfunctions of our product could expose us to significant warranty expenses. Because we are in the early stages of production and few of our products have completed a full warranty term, we cannot be certain that we have adequately determined our warranty exposure. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use for long periods of time, we expect to experience product malfunctions that cause our products to fall substantially below our target availability levels. We recorded a warranty reserve charge of $3.1 million or 31% of revenue for the six-months ended June 30, 2000. While management believes that the warranty reserve is reasonable, there can be no assurance that the reserve will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense could have a material adverse effect on our financial condition.

IF WE DO NOT EFFECTIVELY IMPLEMENT OUR SALES AND MARKETING EXPANSION PROGRAM, OUR SALES WILL NOT GROW AND OUR PROFITABILITY WILL SUFFER.

        We need to increase our internal sales and marketing staff in order to enhance our sales efforts. We cannot assure you that the expense of such internal expansion will not exceed the net revenues generated, or that our sales and marketing team will successfully compete against the more extensive and well-funded sales and marketing operations of our current and future competitors. In addition, to grow our sales, we have begun to hire new management team members to provide more sales and marketing expertise. Since these management team members will not have a proven track record with us, we cannot assure you that they will be successful in overseeing their functional areas. Our inability to recruit, or our loss of, important sales and marketing personnel, or the inability of new sales personnel to effectively sell and market our microturbine system could materially adversely affect our business and results of operations.

WE MAY NOT BE ABLE TO ESTABLISH STRATEGIC MARKETING RELATIONSHIPS, IN WHICH CASE OUR SALES WOULD NOT INCREASE AS EXPECTED.

        We are in the early stages of developing our distribution network. In order to expand our customer base, we believe that we must enter into strategic marketing alliances or similar collaborative relationships, in which we ally ourselves with companies that have particular expertise in or more extensive access to desirable markets. Providing volume price discounts and other allowances along with significant costs incurred in customizing our products may reduce the potential profitability of these relationships. We may not be able to identify appropriate distributors on a timely basis, and we cannot assure you that the distributors with which we partner will focus adequate resources on selling our products or will be successful in selling them. In addition, we cannot assure you that we will be able to negotiate collaborative relationships on favorable terms or at all. The lack of success of our collaborators in marketing our products may adversely affect our financial condition and results of operations.

THE 60+ KILOWATT CAPSTONE MICROTURBINE MAY BE DELAYED, IT MAY BE POORLY SUITED TO THE MARKET, OR IT MAY ERODE SALES OF OUR 30 KILOWATT UNIT.

        The timely and successful launch of our next generation 60+ kilowatt microturbine is very important to our strategy for further penetrating markets. Factors that could delay or hinder the successful launch of our 60+ kilowatt microturbine include:

        -       research or development problems;

        - difficulties in adjusting the current production assembly system to produce and assemble the 60+ kilowatt unit; or

        - an unstable supply or unsatisfactory quality of components from vendors.


        We cannot guarantee you that demand for our 60+ kilowatt unit will exist and not diminish or cease at the time we are prepared to commercially produce the 60+ kilowatt unit. It is also possible that production of the 60+ kilowatt unit could replace or diminish the market for our 30 kilowatt unit.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH OR IMPROVE OUR MANAGEMENT INFORMATION SYSTEMS, WHICH WOULD IMPAIR OUR PROFITABILITY.

        If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our management and other resources. Our ability to manage our growth will require us to continue to improve our operational, financial and management information systems, to implement new systems and to motivate and effectively manage our employees. We cannot assure that our management will be able to effectively manage this growth.

WE MAY NOT EFFECTIVELY EXPAND OUR PRODUCTION CAPABILITIES, WHICH WOULD NEGATIVELY IMPACT OUR SALES.

        We anticipate a significant increase in our business operations, which will require expansion of our internal and external production capabilities. We may experience delays or problems in our expected production expansion that could significantly impact our business. Several factors could delay or prevent our expected production expansion, including our:

        - inability to purchase parts or components in adequate quantities or sufficient quality;

        -       failure to increase our assembly and test operations;

        -       failure to hire and train additional personnel;

        - failure to develop and implement manufacturing processes and equipment;

        - inability to find and train proper partner companies in other countries with whom we can build product distribution, marketing, or development relationships; and

        - inability to acquire new space for additional production capacity.

OUR SUPPLIERS AND MANUFACTURERS MAY NOT SUPPLY US WITH A SUFFICIENT AMOUNT OF COMPONENTS OR COMPONENTS OF ADEQUATE QUALITY, AND WE MAY NOT BE ABLE TO PRODUCE OUR PRODUCT.

        Although we generally attempt to use standard parts and components for our products, some of our components are currently available only from a single source or from limited sources. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality. We may experience delays in production of our Capstone Microturbine if we fail to identify alternate vendors, or any parts supply is interrupted or reduced or there is a significant increase in production costs, each of which could materially adversely affect our business and operations.

OUR RELOCATION INTO NEW FACILITIES COULD DISRUPT OUR OPERATIONS, WHICH COULD NEGATIVELY IMPACT OUR SALES.

        We plan to relocate our corporate headquarters, sales, marketing and distribution centers and manufacturing facility beginning in the third quarter of 2000. This transition could disrupt our sales efforts and the manufacturing and distribution of our products, particularly if there are unforeseen delays or interruptions in our transition process. Any disruption in our ability to sell, produce or distribute our products could impede our business operations, resulting in reduced profitability.

OUR PRODUCTS INVOLVE A LENGTHY SALES CYCLE AND WE MAY NOT ANTICIPATE SALES LEVELS APPROPRIATELY, WHICH COULD IMPAIR OUR PROFITABILITY.

        The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. We are targeting, in part, customers in the utility industry, which generally commit to a larger number of products when ordering and which have a lengthy process for approving capital expenditures. We have also targeted the hybrid electric vehicle market, which requires a significant amount of lead-time due to implementation costs incurred. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary from period to period.

        Because we are in the early stages of selling our products, with relatively few customers, we expect our order flow to continue to be uneven from period to period. Because a significant portion of our expenses are fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

POTENTIAL INTELLECTUAL PROPERTY, SHAREHOLDER OR OTHER LITIGATION MAY ADVERSELY IMPACT OUR BUSINESS.

        Because of the nature of our business, we may face litigation relating to intellectual property matters, labor matters, product liability and shareholder disputes. Any litigation could be costly, divert management attention or result in increased costs of doing business.

                                    PART II.

                                OTHER INFORMATION


Item 1. Legal Proceedings:

        In May 2000, the Company entered into a stock repurchase and settlement agreement with two related shareholders whereby the Company agreed to reacquire shares of Series E preferred stock and pay a cash settlement. Pursuant to the agreements, as of June 30, 2000, the Company reacquired 2,319,129 shares at a per share price of $6.68. The cash settlement of $700,000 was paid and the insurance proceeds of $500,000 were collected as of June 30, 2000.

Item 2. Changes in Securities and Use of Proceeds:

        Upon the closing date of the Company's initial public offering, all 76,215,243 shares of preferred stock outstanding (Series A through G) were converted at various rates into 51,312,037 shares of common stock. The result of such conversion caused the preferred stockholders to waive their rights to $6.7 million in accrued preferred stock dividends.

        On June 28, 2000 the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-33024) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by Goldman, Sachs & Co., Merrill Lynch & Co., and Morgan Stanley Dean Witter. Pursuant to such Registration Statement, on July 5, 2000 the Company consummated the issuance and sale of an aggregate of 10,454,545 shares of its Common Stock, for a gross aggregate offering price of $167.3 million. The Company incurred underwriting commissions of approximately $11.7 million. In connection with such offering, the Company expects to incur total expenses of approximately $2.0 million. As of June 30, 2000, proceeds, net of underwriters' commissions, were recorded as a subscription receivable.

Item 3.   Defaults Upon Senior Securities..............................  None

Item 4.   Submission of Matters to a Vote of Security Holders..........  None

Item 5.   Other Information............................................  None

Item 6.   Exhibits and Reports on Form 8-K:

          Exhibit 27.1 - Financial Data Schedule.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPSTONE TURBINE CORPORATION

Date: August 4, 2000                   By:  /s/ Jeffrey Watts
                                          -------------------------------------
                                            Jeffrey Watts,
                                            Senior Vice President Finance and
                                            Administration and
                                            Chief Financial Officer