Form 10-Q
period 2000-09-30
CAPSTONE TURBINE CORP
filed 2000-10-24
CIK 1009759

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .
                            ------------------------

                       COMMISSION FILE NUMBER: 001-15957
                            ------------------------

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

                                  818-734-5300
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                            ------------------------

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 74,938,602 shares of Common Stock, $.001 par value, as of September 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CAPSTONE TURBINE CORPORATION

                                     INDEX

                                                                        PAGE
                                                                        ----
                      PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Balance Sheets as of December 31, 1999 and September 30,
            2000......................................................    1
          Condensed Statements of Operations for the Three Months
            Ended September 30, 1999 and September 30, 2000 and for
            the Nine Months Ended September 30, 1999 and September 30,
            2000......................................................    2
          Condensed Statement of Stockholders' (Deficiency) Equity for
            the Nine Months Ended September 30, 2000..................    3
          Condensed Statements of Cash Flows for the Nine Months Ended
            September 30, 1999 and September 30, 2000.................    4
          Notes to Condensed Financial Statements.....................    5
          Management's Discussion and Analysis of Financial Condition
Item 2.     and Results of Operations.................................    9
          Overview....................................................    9
          Three Months Ended September 30, 2000 Compared to Three
            Months Ended September 30, 1999...........................    9
          Nine Months Ended September 30, 2000 Compared to Nine Months
            Ended September 30, 1999..................................   10
          Liquidity and Capital Resources.............................   11
          Qualitative and Quantitative Disclosures About Market
Item 3.     Risk......................................................   12
          Risk Factors................................................   12

                        PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   16
Item
  2....   Changes in Securities and Use of Proceeds...................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   16
Signatures............................................................   17

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CAPSTONE TURBINE CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                  1999             2000
                                                              -------------    -------------
                                                                                (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................  $   6,858,000    $ 229,783,000
  Accounts receivable, net of allowance for doubtful
     accounts of $50,000 at December 31, 1999 and $85,000 at
     September 30, 2000.....................................      2,425,000        3,384,000
  Inventory (Note 5)........................................      8,803,000       10,976,000
  Prepaid expenses and other current assets.................      2,217,000        1,440,000
                                                              -------------    -------------
          Total Current Assets..............................     20,303,000      245,583,000
                                                              -------------    -------------
Equipment and Leasehold Improvements:
  Machinery, equipment and furniture........................     11,824,000       13,336,000
  Leasehold improvements....................................        137,000        2,902,000
  Molds and tooling.........................................        541,000          994,000
                                                              -------------    -------------
                                                                 12,502,000       17,232,000
Less accumulated depreciation and amortization..............      4,570,000        6,203,000
                                                              -------------    -------------
          Total equipment and leasehold improvements........      7,932,000       11,029,000
                                                              -------------    -------------
Deposits on fixed assets....................................      3,374,000        5,296,000
Other assets................................................        422,000          752,000
Intangible assets, net......................................      4,896,000       26,856,000
                                                              -------------    -------------
          Total.............................................  $  36,927,000    $ 289,516,000
                                                              =============    =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
  Accounts payable..........................................  $   1,728,000    $   4,581,000
  Accrued salaries and wages................................        677,000        1,026,000
  Other accrued liabilities.................................      2,340,000          978,000
  Accrued warranty reserve..................................      3,168,000        6,037,000
  Deferred revenue..........................................      4,696,000        5,951,000
  Current portion of capital lease obligations..............      1,400,000        1,582,000
                                                              -------------    -------------
          Total current liabilities.........................     14,009,000       20,155,000
                                                              -------------    -------------
Non-current Liabilities:
  Long-term portion of capital lease obligations............      4,499,000        4,381,000
  Other long-term liabilities...............................                         161,000
  Accrued dividends payable.................................      6,175,000
                                                              -------------    -------------
          Total non-current liabilities.....................     10,674,000        4,542,000
                                                              -------------    -------------
Commitments and Contingencies (Note 8)
Total redeemable preferred stock (Note 6)...................    156,469,000
                                                              -------------    -------------
Stockholders' (Deficiency) Equity (Note 6):
  Common stock, $.001 par value; 415,000,000 shares
     authorized; 2,377,826 and 74,938,602 shares issued and
     outstanding at December 31, 1999 and September 30, 2000
     respectively...........................................          2,000           75,000
  Additional paid in capital................................                     495,818,000
  Accumulated deficit.......................................   (144,227,000)    (231,074,000)
                                                              -------------    -------------
          Total stockholders' (deficiency) equity...........   (144,225,000)     264,819,000
                                                              -------------    -------------
          Total.............................................  $  36,927,000    $ 289,516,000
                                                              =============    =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                      ---------------------------   ----------------------------
                                          1999           2000           1999           2000
                                      ------------   ------------   ------------   -------------
Revenues (Note 3)...................  $    759,000   $  6,197,000   $  1,315,000   $  16,029,000
Cost of Goods Sold..................     1,990,000      7,278,000      4,570,000      20,658,000
                                      ------------   ------------   ------------   -------------
     Gross Profit (Loss)............    (1,231,000)    (1,081,000)    (3,255,000)     (4,629,000)
Operating Costs and Expenses:
  Research and development..........     2,259,000      2,953,000      6,681,000       8,416,000
  Selling, general and
     administrative.................     2,748,000      7,203,000      7,818,000      17,264,000
                                      ------------   ------------   ------------   -------------
          Total operating costs and
            expenses................     5,007,000     10,156,000     14,499,000      25,680,000
                                      ------------   ------------   ------------   -------------
Income (Loss) from Operations.......    (6,238,000)   (11,237,000)   (17,754,000)    (30,309,000)
Interest Income.....................       133,000      3,385,000        350,000       6,007,000
Interest Expense....................      (151,000)      (197,000)      (463,000)       (733,000)
Other Income (Expense)..............         3,000        (32,000)         5,000         (31,000)
                                      ------------   ------------   ------------   -------------
Profit (Loss) Before Income Taxes...    (6,253,000)    (8,081,000)   (17,862,000)    (25,066,000)
Provision for Income Taxes..........                                       1,000           1,000
                                      ------------   ------------   ------------   -------------
Net Income (Loss)...................    (6,253,000)    (8,081,000)   (17,863,000)    (25,067,000)
                                      ------------   ------------   ------------   -------------
Preferred Stock Dividends,
  Accretion, and Repurchase.........    (5,167,000)                   (6,287,000)   (559,862,000)
                                      ------------   ------------   ------------   -------------
Net Loss Attributable to Common
  Shareholders......................  $(11,420,000)  $ (8,081,000)  $(24,150,000)  $(584,929,000)
                                      ============   ============   ============   =============
Weighted Average Common Shares
  Outstanding.......................     2,352,736     74,931,668      2,267,993      36,317,944
                                      ============   ============   ============   =============
Net Loss Per Share of Common
  Stock -- Basic and Diluted........  $      (4.85)  $      (0.11)  $     (10.65)  $      (16.11)
                                      ============   ============   ============   =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                 COMMON STOCK
                             ---------------------    ADDITIONAL
                               SHARES                  PAID IN       ACCUMULATED
                             OUTSTANDING   AMOUNT      CAPITAL         DEFICIT          TOTAL
                             -----------   -------   ------------   -------------   -------------
Balance, December 31,
  1999.....................   2,377,826    $ 2,000   $         --   $(144,227,000)  $(144,225,000)
Common stock warrants
  granted..................                             8,132,000                       8,132,000
Common stock options
  granted..................                             1,239,000                       1,239,000
Exercise of options and
  warrants.................  10,793,693     12,000      2,831,000                       2,843,000
Repurchase of preferred
  stock....................                             2,209,000         454,000       2,663,000
Accretion of preferred
  stock....................                           (13,883,000)   (457,593,000)   (471,476,000)
Dividends accrued for
  preferred stock..........                                            (1,028,000)     (1,028,000)
Beneficial conversion
  feature preferred
  stock....................                                           (89,567,000)    (89,567,000)
Dividends waived on
  preferred stock..........                               440,000       6,309,000       6,749,000
Conversion of preferred
  stock....................  51,312,037     51,000    341,296,000     479,645,000     820,992,000
Issuance of common stock...  10,455,046     10,000    153,554,000                     153,564,000
Net loss...................                                           (25,067,000)    (25,067,000)
                             ----------    -------   ------------   -------------   -------------
Balance, September 30,
  2000.....................  74,938,602    $75,000   $495,818,000   $(231,074,000)  $ 264,819,000
                             ==========    =======   ============   =============   =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1999            2000
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(17,863,000)   $(25,067,000)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization..........................     1,829,000       4,847,000
     Provision for inventory reserve........................                       407,000
     Loss on sale of equipment..............................       179,000          35,000
     Non-employee stock compensation........................        74,000          60,000
     Employee stock compensation............................        70,000       1,239,000
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (699,000)       (959,000)
       Prepaid expenses and other assets....................      (284,000)        447,000
       Inventory............................................      (968,000)     (2,580,000)
       Accounts payable.....................................      (300,000)      2,853,000
       Accrued salaries and wages...........................       215,000         349,000
       Other accrued liabilities............................    (3,192,000)     (1,201,000)
       Accrued warranty reserve.............................       410,000       2,869,000
       Deferred revenue.....................................       665,000       1,255,000
                                                              ------------    ------------
          Net cash used in operating activities.............   (19,864,000)    (15,446,000)
                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements.........    (3,020,000)     (5,251,000)
Proceeds from sale of equipment.............................     1,445,000       1,253,000
Deposits on fixed assets....................................       907,000      (1,922,000)
Intangible assets...........................................    (1,000,000)    (16,550,000)
                                                              ------------    ------------
          Net cash used in investing activities.............    (1,668,000)    (22,470,000)
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations......................      (790,000)     (1,150,000)
Exercise of stock options and warrants......................        44,000       3,549,000
Net proceeds from issuance of common stock..................                   153,572,000
Net proceeds from issuance of Series F preferred stock......    21,789,000
Net proceeds from issuance of Series G preferred stock......                   120,362,000
Repurchase of preferred stock...............................                   (15,492,000)
                                                              ------------    ------------
          Net cash provided by financing activities.........    21,043,000     260,841,000
                                                              ------------    ------------
Net Increase in Cash and Cash Equivalents...................      (489,000)    222,925,000
Cash and Cash Equivalents, Beginning of Period..............     4,943,000       6,858,000
                                                              ------------    ------------
Cash and Cash Equivalents, End of Period....................  $  4,454,000    $229,783,000
                                                              ============    ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest...............................................  $    463,000    $    588,000
     Income taxes...........................................  $      1,000    $      1,000

                See accompanying notes to financial statements.

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

     Organization. On June 22, 2000, the Company reincorporated as a Delaware Corporation. On June 28, 2000, the Company's Registration Statement on Form S-1, File No. 333-33024, became effective, and the Company consummated the sale of 10,454,545 shares of common stock in an initial public offering (See Note 5).

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

 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Securities and Exchange Commission staff (the "Staff") issued Staff Accounting Bulletin Number 101 -- Revenue Recognition in Financial Statements ("SAB 101") in December 1999. Under the Company's revenue recognition policy, product revenue is recognized upon shipment of the product to the customer. There are no rights of return privileges on product sales. Therefore, there was no impact on the Company's operating results as a result of its adoption of SAB 101.

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

                          CAPSTONE TURBINE CORPORATION

 4. SEGMENT REPORTING

     The Company has a single operating segment under Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's business activities in its operating segment are the development, manufacture and sale of microturbine generator sets. Set forth below is a breakdown of the Company's revenues by region:

                                THREE-MONTHS     THREE-MONTHS      NINE-MONTHS      NINE-MONTHS
                                    ENDED            ENDED            ENDED            ENDED
                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                    1999             2000             1999             2000
                                -------------    -------------    -------------    -------------
North America.................    $590,000        $4,009,000       $1,059,000       $10,261,000
Asia..........................      99,000         1,867,000          161,000         5,264,000
Europe........................      70,000           321,000           95,000           504,000
                                  --------        ----------       ----------       -----------
          Total...............    $759,000        $6,197,000       $1,315,000       $16,029,000
                                  ========        ==========       ==========       ===========

 5. INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market value. The amounts below are net of $3,243,000 and $2,120,000 of obsolescence reserves at December 31, 1999 and September 30, 2000, respectively.

                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                1999            2000
                                                            ------------    -------------
Raw materials.............................................   $7,579,000      $ 8,788,000
Work in process...........................................    1,036,000        1,694,000
Finished goods............................................      188,000          494,000
                                                             ----------      -----------
          Total...........................................   $8,803,000      $10,976,000
                                                             ==========      ===========

 6. CAPITAL STRUCTURE

     On June 28, 2000, the Company entered into an agreement to sell approximately 10.5 million shares of common stock at an offering price of $16.00 per share through an initial public stock offering. All of the shares sold in the offering were sold by the Company. The gross proceeds from the initial public offering were $167.3 million and the Company incurred $13.7 million in costs in connection with the offering. All of the proceeds from the offering were received July 5, 2000.

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

     As a result of the Company's public offering, the remaining fair value accretion with respect to its preferred stock of $471.5 million was recorded as a component of loss attributable to common shareholders during the nine-month period ended September 30, 2000. All outstanding shares of the Company's preferred stock converted into approximately 51.3 million shares of common stock as a result of the public offering. Of the $821.0 million carrying value of the preferred stock, $479.6 million was recorded as an increase to accumulated deficit and $341.3 million was recorded as an increase to additional paid-in capital, amounts

                          CAPSTONE TURBINE CORPORATION
equal to previously recorded accretion charges. The following summarizes the Redeemable Preferred Stock as of December 31, 1999:

Series A preferred stock, $.001 par value; 6,570,000 shares
  issued and outstanding (involuntary liquidation preference of $6,570,000, net of unamortized accretion of origination fees of $37,000)..........................................  $ 15,183,000
Series B preferred stock, $.001 par value; 3,333,334 shares
  issued and outstanding (involuntary liquidation preference of $5,000,000, net of unamortized accretion of origination fees of $34,000)..........................................  $  8,928,000
Series C preferred stock, $.001 par value; 7,655,018 shares
  issued and outstanding (involuntary liquidation preference of $15,310,000, net of unamortized accretion of
  origination fees of $266,000).............................  $ 23,324,000
Series D preferred stock, $.001 par value; 3,125,000 shares
  issued and outstanding (involuntary liquidation preference of $12,500,000, net of unamortized accretion of
  origination fees of $14,000)..............................  $ 14,313,000
Series E preferred stock, $.001 par value; 10,664,111 shares issued and outstanding (involuntary liquidation preference of $63,985,000, net of unamortized accretion of
  origination fees of $995,000).............................  $ 62,984,000
Series F preferred stock, $.001 par value; 11,129,246 shares issued and outstanding (involuntary liquidation preference of $22,258,000, net of unamortized accretion of
  origination fees of $2,697,000)...........................  $ 20,903,000
Promissory notes associated with Series G preferred stock...  $ 10,834,000
                                                              ------------
          Total redeemable preferred stock..................  $156,469,000
                                                              ============

     The Company accrued $1.0 million in preferred stock dividends, which were recorded as a component of earnings attributable to common shareholders during the nine-month period ended September 30, 2000. $6.7 million in accrued preferred stock dividends were waived as a result of the automatic conversion of preferred stock into common stock and were also reversed, which resulted in an increase to accumulated deficit of $6.3 million and an increase to additional paid-in capital of $440,000, amounts equal to previously recorded dividend accrual charges.

     As part of a stock repurchase and settlement agreement entered into by the Company in May 2000, the Company reacquired 2,319,129 shares of Series E preferred stock for $6.68 per share, which was less than the carrying value on the reacquisition date. The excess carrying value over the reacquisition price of $2.2 million was recorded as additional paid-in capital and included as a component of net earnings attributable to common shareholders during the nine-months ended September 30, 2000.

     10,793,693 shares of common stock were issued from the exercise of common and preferred stock warrants during the nine-month period ended September 30, 2000.

 7. STOCK OPTION PLANS

     In June 2000, the Company adopted the 2000 Equity Incentive Plan, as a successor plan to the 1993 Incentive Stock Plan. The 2000 Plan provides for awards of up to 3,300,000 shares of common stock, plus the number of shares previously authorized and remaining available under the 1993 Plan. In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan, which provides for the issuance of up to 900,000 shares.

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

                          CAPSTONE TURBINE CORPORATION

     During 1999 and the nine-months ended September 30, 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense of $44,000 and $488,000 for the three-month periods ended September 30, 1999 and September 30, 2000, and $70,000 and $1,239,000 for the nine-month periods ended September 30, 1999 and September 30, 2000, respectively. Stock-based compensation expense for the nine-month period ended September 30, 1999 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $1,000, $13,000 and $56,000, respectively. Stock-based compensation expense for the nine-month period ended September 30, 2000 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $43,000, $233,000, and $963,000, respectively. As of September 30, 2000, the Company had $6.6 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004 as the amortization is based on the vesting period.

 8. COMMITMENTS AND CONTINGENCIES

     In August 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier, requiring a total of $9.1 million in payments. $3.1 million was paid in August 2000 and the balance is owed based on various milestones through April 2001. Under the terms of the Agreements, the Company will acquire fixed assets and manufacturing technology, which will provide the Company with the ability to manufacture components previously purchased from the supplier. The Agreements require the Company to pay a per unit royalty fee over a seventeen-year period. As a result of these agreements, the Company and supplier mutually terminated any obligations under their prior agreements.

 9. RELATED PARTY TRANSACTIONS

     In 1999, the Company reacquired contractual marketing rights for certain territories from a shareholder. As part of the agreement, the Company paid $5.0 million in 1999 and $4.0 million in January 2000. In February 2000, the Company issued 1,250,000 shares of preferred stock with a fair value of $8.3 million as part of the consideration paid to reacquire the marketing rights. Because the stock issuance was part of the consideration, it was recorded at its fair value in accordance with SFAS 123. In addition, the agreement for the repurchase of the marketing rights provided for the acceleration of future royalty payments in the event of an initial public offering. In July 2000, the Company paid $11.0 million in royalty payments, consisting of $204,000 in previously recorded royalty liability and $10.8 million in accelerated royalty liability. As of September 30, 2000, the Company has recorded as an intangible asset $25.3 million reflecting the repurchase of the marketing rights, which are being amortized over the original agreement period of 6 years. The Company recorded $1.4 million and $2.8 million in amortization expense relating to this intangible asset to selling, general, and administrative expenses for the three-month and nine-month periods ended September 30, 2000, respectively.

     During June and July 2000, the Company loaned an aggregate of $300,000 to two of its senior vice presidents. The loans are secured by deeds of trusts and bear interest at 6.80%. As of September 30, 2000, $300,000 of the principal amount of the loans were outstanding. The notes require repayment in four annual installments beginning in 2001.

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

     We began commercial sales of our units in 1998 targeting the emerging distributed generation industry that is being driven by fundamental changes in power requirements. We are currently focusing on strengthening our sales and marketing efforts, development of new products, acquisition of intellectual property rights and manufacturing facility expansion, which will result in higher operating expenses. We intend to achieve long-run profitability through production efficiencies and economies of scale. Specifically, we have consolidated our administrative and production operations into one building, we are entering into new supplier contracts to reduce overall unit costs and we are developing new higher profit margin products.

     We sell complete microturbine units subassemblies and components. Our microturbines can be fueled by natural gas, propane, sour gas, kerosene and diesel. We will continue investing significant resources to develop new products and enhancements, including enhancements that enable greater kilowatt power production, additional fuel capabilities and additional distributed power generation solutions such as co-generation applications.

     Since inception through September 30, 2000, we generated cumulative operating losses of approximately $141.5 million and we expect to continue to sustain operating losses through fiscal year 2001. Our sales cycles vary by application and geographic region, and in many cases require long lead times between identifying customer needs and providing commercially available solutions. As a result of anticipated increases in our operating expenses resulting from our expansion and the difficulty in forecasting revenue levels, we expect our quarterly performance to fluctuate. We are also a young company with respect to sales growth, and therefore period-to-period comparisons between years may not necessarily be meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. Revenues for the three-months ended September 30, 2000 increased $5.4 million to $6.2 million compared to $759,000 for the three months ended September 30, 1999. The increase in revenues is attributable to our expanding marketing efforts, which have resulted in a larger customer base. Revenues for the three-month periods ending September 30, 2000 and 1999 were derived primarily from unit sales of our 30-kilowatt product for various commercial applications and fuel types. In September 2000, we shipped our first 60-kilowatt unit. During the three months ended September 30, 2000, we shipped 211 units, an increase of 189 units over the 22 units we shipped in the three months ended September 30, 1999.

     Gross Profit (Loss). Cost of goods sold includes direct material costs, assembly and testing, compensation and benefits, overhead allocations for facilities and administration, and warranty reserve charges. Our gross loss for the three months ended September 30, 2000 decreased $176,000 to ($1.1) million compared to ($1.2) million for the three months ended September 30, 1999. Gross loss as a percentage of revenue declined as production overhead costs were allocated over larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to costs of goods sold. The warranty reserve charge increased $804,000 to $1.1 million for the three-months ended September 30, 2000 from $247,000 for the three months ended September 30, 1999 due to an increase in unit shipments. Warranty charges continued to decline on a per unit basis and we reduced our per unit warranty charge during the third quarter of fiscal year 2000 based on our actual warranty loss experience.

     Research and Development Expenses. Research and development expenses include compensation, the engineering department overhead allocations for administration and facilities, and material costs associated with development. Research and development expenses are for existing products line expansion and for next generation products. Research and development expenses for the three-months ended September 30, 2000 increased $694,000, or 31%, to $3.0 million compared to $2.3 million for the three-months ended September 30, 1999. Research and development expenses related primarily to the development of our 60-kilowatt unit and the broadening of our existing product line for new fuel types and applications.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses for the three months ended September 30, 2000 increased $4.5 million, or 162%, to $7.2 million compared to $2.7 million for the three months ended September 30, 1999. The Company continues to expand its selling and marketing efforts through increases in staff headcount and related overhead expenses, which contributed to most of the increases versus last year during the same period. We anticipate this trend to continue as we enter into new markets and develop sales and marketing programs. $444,000 of the increase is attributable to non-cash, stock-based compensation expense and $1.8 million to marketing rights amortization expense. Stock-based compensation expenses will continue at least through 2004, as the expense is based on the vesting period of the underlying instruments. Marketing rights amortization expenses will continue through 2005, as the expense is amortized over the original tenure of the contract.

     Interest and Other Income (Expense). Interest and other income (expense) for the three months ended September 30, 2000 increased $3.2 million to $3.2 million compared to ($15,000) for the three months ended September 30, 1999. The increase is primarily attributable to higher interest income from higher average investment balances due to the funds received from the Series G preferred stock issuance in February 2000 and the initial public offering in July 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. Revenues for the nine-months ended September 30, 2000 increased $14.7 million to $16.0 million compared to $1.3 million for the nine-months ended September 30, 1999. The increase in revenues is attributable to greater sales to a larger customer base, which has resulted from expanding our marketing efforts. Revenues for the nine-month periods ending September 30, 2000 and 1999 were derived almost entirely from unit sales of our 30-kilowatt products. These units were used for various commercial applications and operated using different fuel types. During the nine months ended September 30, 2000, we shipped 548 units, an increase of 508 units over the 40 units we shipped in the nine months ended September 30, 1999. Our backlog of orders at September 30, 2000 was 890 units, as compared to 173 units at September 30, 1999. In September, 2000, we shipped our first 60-kilowatt unit.

     Gross Profit (Loss). Cost of goods sold includes direct material costs, assembly and testing, compensation and benefits, overhead allocations for facilities and administration, and warranty reserve charges. Our gross loss increased $1.3 million, or 39%, to ($4.6) million for the nine months ended September 30, 2000 from a gross loss of ($3.3) million for the nine months ended September 30, 1999. Gross loss as a percentage of revenue declined as production overhead costs were allocated over larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to costs of goods sold. The warranty reserve charge increased $3.5 million to $4.1 million for the nine months ended September 30, 2000 from $622,000 for the nine months ended September 30, 1999 due to an increase in unit shipments. Warranty charges continued to decline on a per unit basis, as we reduced our per unit warranty charge based on our actual warranty loss experience.

     Research and Development Expenses. Research and development expenses include compensation, the engineering department overhead allocations for administration and facilities, and material costs associated with development. Research and development expenses were for expanding the functionality of our 30-kilowatt family of products, development of the 60-kilowatt family of products and for next generation products. Research and development expenses for the nine months ended September 30, 2000 increased $1.7 million, or 26%, to $8.4 million compared to $6.7 million for the nine-months ended September 30, 1999.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses for the nine months ended September 30, 2000 increased $9.5 million, or 121%, to $17.3 million compared to $7.8 million for the nine months ended September 30, 1999. The primary cause of the increase was 15 new employees and general overhead associated with our growth. $1.2 million of the increase was attributable to non-cash, stock-based compensation expense and $2.8 million to marketing rights amortization expense relating to the repurchase of marketing rights from Fletcher Challenge Limited. Stock-based compensation expenses will continue at least through 2004, as the expense is based on the vesting period of the underlying instruments. Marketing rights amortization expenses will continue through 2005, as the expense is being amortized over the original tenure of the contract.

     Interest and Other Income (Expense). Interest and other income (expense) consists primarily of interest income earned on our cash and cash equivalents and interest charges in connection with our capital leases. Interest and other income (expense) for the nine months ended September 30, 2000 increased $5.3 million to $5.2 million compared to ($108,000) for the nine months ended September 30, 1999. The increase is primarily attributable to higher interest income from higher average investment balances due to the funds received from our Series G preferred stock issuance in February 2000 and our initial public offering in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to continue to devote substantial capital resources to the development of our sales and marketing programs, to expand our production facilities and staffing, and to expand our research and development activities. Cash flow from operations is likely to remain negative in the foreseeable future.

     Our net cash used by operating activities was ($15.4) million for the nine months ended September 30, 2000 compared to ($20.0) million for the nine months ended September 30, 1999. Net cash used in investing activities was ($22.5) million for the nine months ended September 30, 2000 compared to net cash used by investing activities of ($2.0) million for the nine months ended September 30, 1999. Investing activities in 2000 primarily consisted of equipment purchases, leasehold improvements associated with our new facility, deposits on assets to be used in recuperator core production and the acquisition of marketing rights.

     We have financed our operations and investing activities primarily through equity issuances. Our net cash provided by financing activities was $260.8 million for the nine months ended September 30, 2000, compared to $21.0 million for the nine months ended September 30, 1999. The primary source of cash provided by financing activities was from the issuance of Series G preferred stock and the issuance of common stock in our initial public offering. The cash provided by financing activities was partially reduced as we reacquired $15.5 million of Series E preferred stock as part of a stock repurchase and settlement agreement.

     We have invested our cash in U.S. Government securities with maturities of less than 90 days and overnight government funds.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires the recognition of all derivatives as either assets or liabilities in the statement of position and measurement of the instruments at fair value. We are required to adopt SFAS No. 133, as amended, on January 1, 2001 and we are currently evaluating the impact on the financial statements.

     The Securities and Exchange Commission staff (the "Staff") issued Staff Accounting Bulletin Number 101 -- Revenue Recognition in Financial Statements ("SAB 101") in December 1999. There was no impact on the Company's operating results as a result of its adoption of SAB 101.

                                  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY CHARACTERIZED BY NET LOSSES, WE ANTICIPATE CONTINUED LOSSES THROUGH AT LEAST 2001 AND WE MAY NEVER BECOME PROFITABLE.

     Since our inception in 1988, we have reported net losses for each year. Our net losses were $30.6 million in 1997, $33.1 million in 1998, $29.5 million in 1999, and $25.1 million for the nine-months ended September 30, 2000. We anticipate incurring additional net losses through at least 2001. Since inception through September 30, 2000, we have recorded cumulative losses of approximately $141.5 million. We have only been commercially producing Capstone Microturbines since December 1998 and have made only limited sales to date. Also, because we are in the early stages of selling our products, we have relatively few customers. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

IF WE ARE UNABLE TO MANUFACTURE RECUPERATOR CORES INTERNALLY, OUR ASSEMBLY AND PRODUCTION OF MICROTURBINES MAY SUFFER DELAYS AND INTERRUPTIONS.

     Solar Turbines Incorporated has been our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. Solar is a wholly-owned subsidiary of Caterpillar Inc. At present we are not aware of any other suppliers which could produce these cores to our specifications within our time requirements. In September

2000, we exercised contractual rights to begin using Solar's intellectual property to manufacture recuperator cores ourselves. We estimate that the transition from purchasing recuperator cores from Solar to manufacturing them ourselves will take approximately nine to twelve months to complete. However, since we have never before manufactured recuperator cores, the transition period may be longer. We cannot assure you that this transition will be without disruption. Any delays or disruptions in this transition process may result in interruptions of assembly and shipment of our products. Also, we cannot assure you that Solar will honor the license agreement, that a court would enforce it, or that we will be able to meet our obligations under it. If we had to develop and produce our own recuperator cores without using Solar's intellectual property, we estimate it could take up to three years to begin production.

WE MAY NOT BE ABLE TO CONTROL OUR WARRANTY EXPOSURE AND OUR WARRANTY RESERVE MAY NOT BE SUFFICIENT TO MEET OUR WARRANTY EXPENSE, WHICH COULD IMPAIR OUR FINANCIAL CONDITION.

     We sell our products with warranties. However, these warranties vary from product to product with respect to the time period covered and the extent of the warranty protection. Malfunctions of our product could expose us to significant warranty expenses. Because we are in the early stages of production and few of our products have completed a full warranty term, we cannot be certain that we have adequately determined our warranty exposure. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use for long periods of time, we expect to experience product malfunctions that cause our products to fall substantially below our 98% availability target level. While our microturbines have often achieved this availability target when using high pressure natural gas, we are still working to achieve this availability target across all of our units and for all fuel sources. We recorded a warranty reserve charge of $4.1 million or 26% of revenue for the nine months ended September 30, 2000 and $2.6 million or 39% of revenue for the year ended December 31, 1999. While management believes that the warranty reserve is reasonable, there can be no assurance that the reserve will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense could have a material adverse effect on our financial condition.

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

THE 60-KILOWATT CAPSTONE MICROTURBINE MAY NOT REACH THE LEVEL OF SALES THAT WE ANTICIPATE OR IT MAY ERODE SALES OF OUR 30-KILOWATT UNIT.

     The successful launch of our next generation 60-kilowatt microturbine, the Capstone 60, is very important to our market penetration strategy. Factors that could hinder the successful launch of our Capstone 60 microturbine include potential engineering, production or performance problems, including problems in developing the ability to operate on multiple fuels or in multiple modes of operation and an unstable supply or unsatisfactory quality of components from vendors. We cannot guarantee you that demand for our 60+ kilowatt unit will develop or that if it does develop, that it will not diminish over time. It is also possible that production of the 60-kilowatt unit could replace or diminish the sales of our 30-kilowatt unit. If so, our results of operations would be adversely affected.

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

     Although we generally attempt to use standard parts and components for our products, some of our components are currently available only from a single source or from limited sources. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for these parts or components will not increase. We may experience delays in production of our Capstone Microturbines if we fail to identify alternate vendors, or any parts supply is interrupted or reduced or there is a significant increase in production costs, each of which could materially adversely affect our business and operations.

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

POTENTIAL INTELLECTUAL PROPERTY, SHAREHOLDER OR OTHER LITIGATION MAY ADVERSELY IMPACT OUR BUSINESS.

     Because of the nature of our business, we may face litigation relating to intellectual property matters, labor matters, product liability and shareholder disputes. Any litigation could be costly, divert management attention or result in increased costs of doing business. Although we intend to vigorously defend any future lawsuits, we cannot assure you that we would ultimately be successful. An adverse judgment could negatively impact the price of our common stock and our ability to obtain future financing on favorable terms or at all.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 28, 2000 the Commission declared effective Registration Statement (Registration Statement No. 333-33024) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by Goldman, Sachs & Co., Merrill Lynch & Co., and Morgan Stanley Dean Witter. Pursuant to such Registration Statement, on July 5, 2000 we consummated the issuance and sale of an aggregate of 10,454,545 shares our Common Stock, for a gross aggregate offering price of $167.3 million. We incurred underwriting commissions of approximately $11.7 million and other expenses of approximately $2.0 million.

     From the date of receipt through September 30, 2000, the net proceeds of our initial public offering were used to fund operating losses, the repurchase of marketing rights from Fletcher Challenge Limited, capital expenditures and for general corporate purposes. With the exception of marketing rights acquired from Fletcher Challenge Limited for $11,000,000, none of the net proceeds of the offering were paid, directly or indirectly, to any director or officer of Capstone or any of their associates, or to persons owning ten percent or more of any class of our equity securities, or any affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

EXHIBIT 27.1 -- Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPSTONE TURBINE CORPORATION

                                          By: /s/ JEFFREY WATTS
                                            ------------------------------------
                                            Jeffrey Watts,
                                            Senior Vice President Finance and
                                              Administration
                                            and Chief Financial Officer

Date: October 24, 2000