Form 10-K
period 2000-12-31
CAPSTONE TURBINE CORP
filed 2001-04-02
CIK 1009759

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-15957

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

                                  818-734-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of December 29, 2000 was $2,121.6 million based upon the composite closing price of the registrant's common stock on the Nasdaq National Market System on that date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 76,009,984 shares of common stock, $.001 par value, were outstanding as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Proxy Statement for Annual Meeting of Stockholders to be held May 9, 2001.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          CAPSTONE TURBINE CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Facilities..................................................    23
Item 3.   Legal Proceedings...........................................    23
Item 4.   Submission of Matters to a Vote of Security Holders.........    24

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    25
Item 6.   Selected Financial Data.....................................    27
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    27
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    31
Item 8.   Financial Statements and Supplementary Data.................    32
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial
          Disclosure..................................................    47

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    47
Item 11.  Executive Compensation......................................    47
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    47
Item 13.  Certain Relationships and Related Transactions..............    47

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    48
Signatures............................................................    50

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Capstone develops, designs, assembles and sells Capstone MicroTurbines for worldwide applications in the multibillion dollar markets for on-site power production, also known as distributed power generation, and hybrid electric vehicles that combine the primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We are the first company to offer a proven, commercially available power source using microturbine technology. Our 30-kilowatt and 60-kilowatt products are state-of-the-art systems designed to produce electricity for commercial and small industrial users. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and reliable electricity and heat production systems. Also, our advanced technology allows our microturbines to operate by remote control. Our 30-kilowatt product can use a broad range of gaseous and liquid fuels in an environmentally friendly manner, and we intend to develop corresponding additional configurations for our 60-kilowatt product.

     We are a leading worldwide developer and supplier of microturbine technology. As of December 31, 2000, we had shipped 1,004 commercial units, of which three were shipped during 1998, 211 were shipped during 1999 and 790 during 2000. As of December 31, 2000, our backlog for units scheduled for delivery within one year was 806, which based on a standard unit price without accessories is worth approximately $23.6 million.

     We believe stationary applications for our microturbines, both independent of or connected to the electric utility grid, are extremely broad. The primary stationary markets that we are targeting include:

     - resource recovery -- using natural gas that is otherwise burned or released directly into the atmosphere to produce power;

     - micro-cogeneration/combined heat and power -- using both electricity and heat, for example, for space heating, air conditioning and chilling water, to maximize use of available energy;

     - back-up and standby power/peak shaving, including power quality and reliability -- providing a reliable back-up power supply for increasingly electricity-dependent enterprises and self-generation during hours when electricity prices spike and meeting power quality supply reliability requirements for users with particularly low tolerances for power source interruption; and

     - developing regions and other stationary power applications -- providing power in areas with limited access to transmission and distribution lines.

     We also have applied our technology to hybrid electric vehicles such as buses, industrial use and other vehicles. Capstone MicroTurbine subassemblies are currently used in buses operating in Christchurch, New Zealand and U.S. cities such as Los Angeles, Atlanta, Chattanooga and Tempe. In 2000, we signed an agreement with Hyundai Motor Corporation to demonstrate the feasibility of integrating our microturbine technology into Hyundai sport utility vehicles and buses.

     Since our microturbine systems and subassemblies can be used as a power source within larger energy "solutions" for our customers, we envision our distributors and end users developing more applications over time. Our marketing strategy includes partnering with major companies with strong connections to local markets and, when appropriate, to sell directly to the end user.

OUR PRODUCTS

     Capstone MicroTurbines are compact, environmentally friendly generators of electricity and heat. They operate on the same principle as a jet engine but can use a variety of commercially available fuels, such as natural gas, diesel, kerosene and propane, as well as previously unusable or underutilized fuels. For example, our 30-kilowatt product can operate on low British thermal unit gas, which is gas with low energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. The small size and relatively lightweight modular design of our microturbines allows for easy transportation and installation with minimal site preparation.

     Our microturbines incorporate four major design features:

     - patented air-bearing technology;

     - air cooling;

     - digital power electronics; and

     - advanced combustion technology.

     The air-bearing system allows our microturbines' single moving component to produce power without the need for typical petroleum-based lubrication. Air-bearings use a high-pressure field of air rather than petroleum lubricants, which reduces maintenance attributable to oil changes and lubricating bearings and improves reliability. Air-bearings also eliminate product malfunctions caused by the extreme build-up of heat on metal parts when conventional lubricants fail or run out from failure to lubricate. Air cooling eliminates the need to install or maintain cooling systems. The digital power controller manages critical functions and monitors over 200 features of the microturbine. For instance, the digital power controller controls the microturbine's speed, temperature and fuel flow and communicates with external computers and modems. All control functions are performed digitally, as opposed to using analog electronics. The digital power controller optimizes performance, resulting in lower emissions, higher reliability and consistent efficiency over a variable power demand range.

     Our Model 330 and the Capstone 60-kilowatt units are approximately the size of a large refrigerator. Our Model 330 generates approximately 30 kilowatts of electrical power, which is enough power to power a convenience store, and approximately 300,000 kilojoules per hour of heat, enough energy to heat 20 gallons of water per minute with a 20-degree Fahrenheit heat rise. We have the ability to vary and modify our microturbines to accommodate a variety of applications and needs.

     Our strategy is to develop products that can operate:

     - connected to the electric utility grid;

     - on a stand-alone basis; or

     - in dual mode, where the microturbine operates connected to the grid or, when the grid is unavailable, the microturbine automatically disconnects itself from the grid and operates on a stand-alone basis.

     In September 2000, we shipped the first commercial unit of our 60-kilowatt family of microturbine systems, a unit using high-pressure natural gas to generate power in stand-alone mode. We intend to develop 60-kilowatt units in all twenty-four of the configurations in which our 30-kilowatt units are available.

     Our family of products is currently available in the following configurations:

                             PRODUCT CONFIGURATIONS

                                               MODEL 330                       CAPSTONE 60
                                     ------------------------------   ------------------------------
                                       GRID      STAND-      DUAL       GRID      STAND-      DUAL
               FUEL:                 CONNECT     ALONE       MODE     CONNECT     ALONE       MODE
               -----                 --------   --------   --------   --------   --------   --------
low pressure natural gas...........     X          X          X          X
high pressure natural gas..........     X          X          X          X
low BTU gas........................     X          X          X
sour gas...........................     X          X          X
gaseous propane....................     X          X          X
compressed natural gas.............     X          X          X
diesel.............................     X          X          X
kerosene...........................     X          X          X

     We offer various accessories for our products including rotary gas compressors with digital controls, batteries with digital controls for stand-alone or dual-mode operations, packaging options, and miscellaneous parts such as frames, exhaust ducting and installation hardware, if required. We also sell microturbine components and subassemblies.

DETAILED MICROTURBINE DESCRIPTION

     The Model 330 Capstone MicroTurbine is a reliable, compact, low emission, power generation system, which generates approximately 30 kilowatts of electric power as a stand-alone power source or in conjunction with traditional power sources. Our Capstone 60 family generates approximately 60 kilowatts of electric power. As an alternative power source, our microturbines may replace or efficiently supplement existing sources of electric power.

     The Capstone MicroTurbine consists of a turbogenerator and digital power controller combined with ancillary systems such as a fuel system.

                           [System Overview Graphic]

     The turbogenerator includes a mechanical combustor system and a single moving component rotating on our patented air-bearings at up to 96,000 revolutions per minute. The combustor system operates on a variety of fuels and at full power achieves nitrogen oxides emissions levels in the exhaust of less than nine parts per million per volume of nitrogen oxides and unburned hydrocarbons for natural gas and less than 25 parts per million per volume for diesel, significantly less than the 1,000 to 3,000 parts per million emission standard of a reciprocating diesel fuel generator set. As a result of our patented air-bearings, microturbines do not require lubrication and do not utilize liquid cooling, keeping maintenance costs throughout the microturbine's estimated 40,000-hour life extremely low.

     The digital power controller is a state-of-the-art, air cooled, insulated gate bipolar transistor based inverter with advanced digital signal processor based microelectronics. The advantages of digital electronics over analog electronics include accuracy, flexibility, and repeatability. In addition, we are taking advantage of the example set by the computer industry: digital data processing results in higher reliability with increasingly lower cost. The digital power controller controls and manages the microturbine using proprietary software and advanced algorithms. The digital power controller:

     - starts the turbogenerator and controls its load;

     - manages the speed, fuel flow, and exhaust temperature of the microturbine;

     - converts the variable frequency up to a maximum of 1,600 hertz, and variable voltage power produced by the generator into a usable output of either 50/60 hertz AC or optional DC; and

     - provides digital communications to externally maintain and control the equipment.

     In addition, the digital power controller's application software provides an advantage to end-users by allowing them to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the microturbine allows end users to remotely and efficiently monitor performance, fuel input, power generation and time of operation using our proprietary communications software, which can interface with standard personal computers using our application software. This remote capability provides end users with power generation flexibility and cost savings.

     The Model 330 was initially designed to operate connected to an electric utility grid and uses a high pressure, natural gas fuel source. We can easily vary and modify the basic microturbine to accommodate a variety of applications and needs. We have operated with different fuels including a variety of carbon-based fuels such as propane, sour gas, kerosene and diesel. The combustor system remains the same for all fuels, except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone MicroTurbine's multi-fuel capability provides significant competitive advantages with respect to the markets in which we may operate. We offer other accessories including rotary gas compressors with digital controls, batteries with digital controls for stand-alone or grid connected operations, packaging options, and miscellaneous parts such as frames and exhaust ducting and installation hardware where required.

TYPICAL OPERATION OF A MICROTURBINE

     Air is drawn into the air inlet by the compressor impeller. The compressor impeller increases the pressure of the air and ejects it into the recuperator. The recuperator is a heat exchanger that heats the air as it passes through it to approximately 1,000 degrees Fahrenheit. Preheating the air substantially lessens the amount of fuel needed, thus increasing the efficiency of the unit. The preheated air leaves the recuperator and enters the combustion chamber where it is mixed with the fuel and burned. The fuel is controlled and delivered to the combustion chamber for ignition and combustion by injectors and the combustor system. The mixture of combusted gas enters the turbine where it is then expanded. As the mixture expands, it causes the turbine to rotate. The turbine is directly coupled to the compressor and generator shaft, and as the turbine rotates, the compressor and generator rotate at a speed of up to 96,000 revolutions per minute, and generate electricity. The combusted gas mixture leaves the turbine in the form of exhaust at a temperature of up to approximately 1,200 degrees Fahrenheit and flows through the recuperator where it heats the cooler air brought into the compressor through the impeller. As the combusted gas mixture mixes with that cooler air, the exhaust cools to a temperature of approximately 600 degrees Fahrenheit and is discharged through the exhaust pipe. In order to improve the energy efficiency further, we are testing higher operating temperatures.

                            TURBOGENERATOR AIR FLOWS

                      [CAPSTONE'S MICROTURBINE GENERATOR]

     There is only one moving component in the entire turbogenerator, which consists of the rotating generator shaft, the compressor impeller, and the turbine rotor. This rotating component is supported by a combination of radial air bearings and one double acting axial air bearing. Air bearings avoid the need for oil lubrication resulting in low maintenance requirements and high reliability. The entire system is air-cooled, which avoids liquid cooling, thereby resulting in low maintenance requirements.

     We have achieved Underwriters' Laboratories certification for our initial Model 330 product and will continue to qualify our products under Underwriters' Laboratories approval. We are currently working to achieve ISO 9001 certification. The International Organization for Standardization provides a methodology by which manufacturers can obtain quality certification.

APPLICATIONS

STATIONARY POWER APPLICATIONS

     Worldwide stationary power generation applications vary from huge central stationary generating facilities, above 1,000 megawatts, down to back-up uses below 10 kilowatts. Historically, power generation in most developed countries such as the United States has been part of a regulated system. A number of developments related primarily to the deregulation of the industry as well as significant technology advances have broadened the range of power supply choices to customers. We believe our microturbines will be used in a variety of innovative electric power applications requiring less than 2 megawatts and more immediately in those requiring less than 300 kilowatts. Capstone has identified several markets with characteristics that we believe would value our inherently flexible, distributed electricity generating system. Stationary power applications for our microturbines include:

     - resource recovery;

     - micro-cogeneration/combined heat and power;

     - back-up and standby power/peak shaving, including power quality and reliability; and

     - developing regions and other stationary power applications.

     Each of these markets will adopt our products at different rates depending upon several factors. We believe the resource recovery market generally and the combined heat and power market in Japan have properties that are conducive to the rapid acceptance of our microturbines. However, the combined heat and power market in North America as well as the back-up and standby power and peak shaving markets will take longer to penetrate due to changing competitive conditions and the deregulating electric utility environment.

  Resource Recovery

     On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes creates fuel byproducts, which traditionally have been released or burned into the atmosphere. Our Model 330 microturbine can burn these waste gases with minimal emissions thereby avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use in the oil fields themselves. Our Model 330 has demonstrated effectiveness in this application and outperforms conventional combustion engines in a number of circumstances, including when the gas contains a high amount of sulfur. We intend to test our 60-kilowatt unit to confirm its functionality under the severe conditions involved in resource recovery operations. We have sold a substantial portion of our systems into the resource recovery market to be used at oil and gas exploration and production sites. We have also identified gas released from landfills and gas produced from sludge digestion as well as seam gas from coal deposits as markets for our product.

  Micro-Cogeneration/Combined Heat and Power

     Micro-cogeneration, or combined heat and power, is an extensive market that seeks to use both the heat energy and electric energy produced in the generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 70% or more. The increased operating efficiency reduces overall emissions and, through displacement of other separate systems, reduces variable production costs. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications.

     There are substantial existing markets for combined heat and power applications in Western Europe, Japan, and other parts of Asia, in addition to an emerging market in North America. Many governments have encouraged more efficient use of the power generation process to reduce pollution and the cost of locally produced goods. Japan, which has some of the highest electric power costs in the world, has been particularly active in exploring innovative ways to improve the efficiency of generating electricity. To access this market, we have entered into agreements with distributors, which have engineered combined heat and power packages that utilize the hot exhaust air of the microturbine for heating water.

     We believe that Capstone MicroTurbines provide an economic solution in markets similar to Japan for delivering clean power when and where it is needed without requiring a large capital investment. Capstone MicroTurbines and/or subassemblies incorporated into a more comprehensive energy package should allow us to penetrate these large and growing markets. In particular, we believe our microturbine's ability to accept a wide range of fuel options will enhance our market position and accelerate acceptance in these locations.

  Back-up and Standby Power/Peak Shaving

     With the trends of continuing deregulation in the electric utility industry and increased reliance on sensitive digital electronics in day-to-day life, industrialized societies are increasingly demanding high quality, high reliability power. End customers with greater freedom of choice are investigating alternative power sources to protect their business operations and equipment from costly interruptions. Recent brownouts and blackouts have demonstrated the need to ensure high reliability. Along with deregulation has come the initiation of competition in electricity generation and substantially increased electricity price volatility. Spot electricity prices in the mid-west United States reached $8,000 per megawatt-hour in 1998, $5,000 per megawatt-hour during the summer of 1999, and $2,000 per megawatt-hour during the summer of 2000. We believe an increasing number of power marketers, energy service providers and end users will use alternative power sources to protect against temporary price spikes by "peak shaving" or self-generating when the price charged by the local utility company gets too high. These load management applications give the user a unilateral opportunity to reduce energy costs.

     Our 60-kilowatt microturbine, which we expect to be the primary product in these markets, will provide users great flexibility. The Capstone MicroTurbine system architecture allows any user to determine its interface with the local electric grid with minimal disruption. In applications where emissions, weight or vibration are important considerations, the microturbine also has a competitive advantage due to its low emissions and flexibility in siting. In addition, microturbines can be managed and monitored remotely, thereby reducing on-site maintenance costs.

     Utilities also can take advantage of Capstone MicroTurbines to avoid costly transmission and distribution system expansion or upgrades in uncertain growth or "weak" areas in the electric utility grid. These companies can place our microturbines where the electrical power is needed. The microturbines can supply power in conjunction with the power provided by the utility's standard generation and transmission equipment. In the alternative the utility can use the microturbines to provide power during times when demand for power is at its highest, potentially reducing the need for expensive expansions to the central power plant. Rural electric cooperatives and electric utilities may use our microturbines as a stand-alone system to provide temporary or back-up power for specific applications or to provide primary power for remote needs.

     Power Quality and Reliability. An important and rapidly growing sector within the back-up and standby power/peak shaving market is power quality and reliability. Due to the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Our microturbines can follow levels of demand and have low emissions, which we believe permits them to be configured in multiple unit arrays and used in combination to provide a highly reliable electricity generating system. We believe that customers with particularly low tolerances for power service interruptions, such as high technology and information systems companies, represent a significant and growing potential market for our microturbine products.

  Developing Regions and Other Stationary Power Applications

     Many people in less developed countries do not have access to electric power. The ability of our microturbines to use a location's fuel of choice, for example kerosene, diesel or propane, will allow countries to use their available fuel source infrastructure more efficiently. We also have designed our microturbine to be a competitive, reliable primary power source alternative compared to diesel generators and other technologies that currently provide power to remote areas or areas with unreliable central generation. The Capstone MicroTurbine is the only commercially available microturbine that has demonstrated the ability to operate on a stand-alone basis, an attractive feature in locations lacking significant transmission infrastructure. This is due to our microturbines' "load following" characteristic, meaning that our microturbines are able to match power output to the served facility's need for power. In addition, while emissions have not been a large market issue in these developing regions, we believe any increases in environmental concerns or stricter emissions requirements would benefit us in the long run. Furthermore, remote commercial and industrial applications, including offshore oil and gas platform power, pipeline cathodic protection, and resort and rural are a electrification, can use our microturbine effectively.

HYBRID ELECTRIC VEHICLE POWER MARKET

     We are actively pursuing the hybrid electric bus and industrial and other passenger and commercial electric vehicle markets for our microturbines and microturbine subassemblies. Hybrid electric vehicular applications of our microturbine are competitive due to low emissions and low cost per mile of operation. Using vehicles that recharge batteries at night reduces the cost of electricity consumed and helps to load balance the grid.

     We believe that the hybrid electric vehicle market segment represents a significant opportunity and will expand as governments and consumers demand cost-efficient, reliable and environmentally friendly mobile electric power, particularly in urban areas. Transit authorities have already demonstrated hybrid electric buses as a viable alternative to pure electric buses and to diesel buses, which emit relatively high levels of emissions.

     Instead of working purely on a battery or other energy storage device, hybrid electric vehicles combine the primary source battery with an auxiliary power source, such as a Capstone MicroTurbine, to enhance performance. The hybrid electric vehicles use electricity from the battery and the Capstone MicroTurbine recharges the battery on an as-needed basis while in operation. These vehicles have many of the positive attributes of pure electric vehicles but provide the added benefits of longer operating periods and longer ranges than pure electric vehicles using current technology.

     Our microturbines have been used for over two years in vehicle applications. Our system has been designed into four different manufacturers' general production hybrid electric vehicle platforms, which were put into service in the United States beginning in 1997. The Capstone MicroTurbine in one such hybrid electric vehicle application has logged more than 30,000 miles of operation in a municipal bus without significant maintenance while providing a cost-efficient, low emission alternative to higher cost, pure electric vehicles and higher emissions reciprocating engines. The two significant advantages of the microturbine as compared to the internal combustion engine are very low emissions and very low maintenance.

     Hybrid electric vehicles using the microturbine can recharge their batteries using power from the electric utility grid at night when demand for electricity is lowest, and use power generated by the microturbine during the day when demand for grid power is highest. Electric utilities can therefore benefit from the implementation of Capstone MicroTurbine-equipped hybrid electric vehicles as a means of balancing intra-day demand for electricity. We are pursuing a strategy of partnering with electric utilities to promote hybrid electric buses.

MICROTURBINE BENEFITS

  Multi-Fuel Capability

     The Capstone MicroTurbine design provides flexibility for use with a variety of possible fuels, including both gaseous and liquid fuels. This multi-fuel capability increases the number of applications and geographic locations in which our microturbines may be used. The Model 330 is currently capable of being configured for low pressure natural gas, high pressure natural gas, low British thermal unit gas like methane, high sulfur content (sour) gas, gaseous propane and compressed natural gas, as well as liquid fuels such as diesel and kerosene. Our 60-kilowatt product currently uses low pressure and high-pressure natural gas, and we are developing corresponding additional fuel configurations for the 60-kilowatt model.

  Cost Competitive

     We believe our microturbines are cost competitive in their target markets. In the exploration and production markets, environmental penalties incurred for flaring or venting gas can be avoided by using our microturbines. Our low maintenance microturbines can burn wellhead gas directly off the casing head, avoiding any intermediary sulfur scrubbing devices, while competing devices require extra maintenance and additional intermediary devices to do the same. In the landfill gas digestion market, the microturbine can burn low British thermal unit and sour gas while requiring minimal maintenance relative to competing technologies, like reciprocating engines. In the coal seam gas market, our microturbines require substantially less maintenance than reciprocating engines. The ability of the microturbine to operate on a stand-alone basis allows for less capital expenditures compared to the electric utility grid, which requires up-front capital expenditures for additional distribution and transmission lines. In combined heat and power applications, the microturbine's efficiency is approximately 60-70% compared to approximately 30% efficiency when used only to generate electricity in typical technology. In the hybrid electric vehicle market, the microturbine results in lower cost per mile, lower emissions, and load balancing of the grid for the utility.

     Because the applications for the our microturbines are extremely broad and the number of features which can influence capital cost is also large, estimates of energy generation costs per kilowatt hour vary substantially depending on assumptions. When used in resource recovery applications, our microturbine operates with gas not otherwise useable as fuel. In some cases, consuming this gas avoids environmental penalties. Assuming the units are grouped in operating groups of four and run approximately 90% of the year, we estimate the generation cost per kilowatt-hour at slightly less than $0.031 per kilowatt-hour. In combined heat and power applications where gas costs are approximately $6.00 per million British thermal units, we estimate the generation cost per kilowatt-hour at approximately $0.081 per kilowatt-hour. The generation costs are highly sensitive to the price of the fuel. Other applications including standby and peak sharing depend greatly on the specific set of circumstances confronting a potential end-user. Additionally, we believe that our 60-kilowatt units will exhibit better operating characteristics and lower electrical generation costs than our 30-kilowatt units.

  Environmentally Friendly

     In stationary power generation configurations, our digital power controlled combustion system produces less than nine parts per million per volume of emissions of nitrogen oxides and unburned hydrocarbons at full power when burning natural gas or propane, and less than 25 parts per million per volume when using diesel fuel. We believe that these emission levels are less than the emissions of any fossil fuel combustor without catalytic combustion or other emissions reduction equipment. Due to our patented air-bearing technology, our microturbines require no petroleum-based lubricants, avoiding potential ground contamination caused by petroleum-based lubricants used by conventional reciprocating engines, turbines and other similar technologies. Also, because our system is air cooled, we avoid the use of toxic liquid coolants, such as glycol.

  Availability and Reliability

     Our microturbines provide both high availability and reliability when compared to other power generation alternatives. We designed the microturbine for a target availability of 98%. Our microturbines have often achieved this availability target when using high-pressure natural gas, and we are working to achieve this availability target across all of our units and for other fuel sources.

  Minimal Maintenance

     Our patented air-bearing system, digital power controller and air-cooled design significantly reduce the maintenance cost of our microturbines. The air bearings eliminate the need for lubrication, avoiding the need to change oil and individually lubricate ball bearings or other similar devices. The digital power controller's ability to continuously and remotely monitor our microturbine performance avoids regularly scheduled diagnostic maintenance costs. The air-cooled design eliminates all of the maintenance related to liquid cooling systems utilized with conventional power electronics technology and generator cooling. Currently, the only scheduled maintenance for the Model 330 is periodic cleaning or changing of the intake air filter and fuel filters every 8,000 hours of operation and thermocouple, igniter and fuel injector replacement every 12,000 hours of operation. We expect scheduled maintenance for our 60-kilowatt unit to be similar.

  Remote Monitoring and Operating

     The digital power controller allows users to efficiently monitor our microturbines' performance, fuel input, power generation and time of operation in the field from off-site locations by telephonic hook-up. In addition, the operator can remotely turn the microturbine on and off, control the fuel flow and vary the power output.

  Flexible Configuration

     Our Model 330 microturbines can be customized to serve a wide variety of operating requirements. It can be connected to the electric utility grid or operate on a stand-alone or dual mode basis. It can use a variety of fuel sources and can be readily integrated into combined heating and power applications. The microturbine can be sold either as a ready-to-use unit, or in component and subassembly form for repackaging to the ultimate end user. The microturbine can be operated as a single unit, or several units can be installed together and operated in parallel as one unit. We expect to develop our 60-kilowatt family of microturbines to be available for use in all of these configurations.

  Scalable Power System

     Our microturbines are designed to allow multiple units to run together to meet each customer's specific needs. This feature enables users to meet more precisely their growing demand requirements and thereby manage their capital costs more efficiently.

  Relative Ease of Transportation and Installation

     Our microturbines are easy to transport, install and relocate. Their small size allows great flexibility in siting. Our stationary systems in enclosures are approximately six feet tall and weigh between 900 and 1,500 pounds, depending upon model and optional equipment. Relative to competing technologies, our microturbines are designed to minimize installation costs by simplifying and standardizing installation procedures. Our microturbines require a fuel source hook-up, a hook-up for the power generated, and proper venting or utilization of exhaust. Larger multi-pack microturbine configurations may require concrete pads to support the additional weight, but the hook-ups are similar.

  Protection Relay Functionality

     Our microturbines have protective relay functions built into the digital power controller such that in grid-connect or dual mode, the microturbine will not send power out over the electric utility grid if the utility is not supplying voltage over its grid. This feature minimizes the potential damage to the local electric grid and one of incumbent utilities' major concerns regarding the interconnection of distributed generation technologies. This was recognized by the state of New York in approving our microturbines to be connected to New York network grids.

SALES, MARKETING AND DISTRIBUTION

     We are focused on selling microturbines in the worldwide stationary and hybrid electric vehicular markets. We anticipate that our microturbines will be used in a variety of electric power applications requiring less than 2 megawatts and more immediately in applications requiring less than 300 kilowatts. Specific early applications include combined heat and power, resource recovery, remote and onsite power generation and hybrid electric vehicles. Focusing on these target markets should help us build significant sales volume and reduce our unit production costs. The list price of our Model 330 is $29,000, or approximately $967/kilowatt, and $49,000 for the Capstone 60, or approximately $817/kilowatt.

     We believe the most effective way to penetrate our target markets is through business-to-business distribution strategies and, when appropriate, direct distribution. Distributors can incorporate subassemblies and components into uniquely designed packages for distribution, such as in Japan where our distributors incorporate our systems into combined heat and power applications. Elsewhere, distribution agreements are tailored to the particular strengths of partners in various local country markets. In some target markets, we will distribute our uniquely designed product solutions to major corporations, which will use the products directly.

     In California, we have established a wholly-owned subsidiary to directly market energy solutions. The subsidiary was established in response to the increasing number of inquiries presented as a result of current power issues within the state. Similar to our distributor arrangements, this entity will work in the local market to incorporate power solutions based on our microturbine technology.

     Our approach for distribution within the hybrid electric vehicles market has been to identify early adopters who can demonstrate the feasibility of the microturbine technology. Our microturbine systems are currently in production platforms used by four different manufacturers for hybrid electric vehicles. We initially developed sales relationships with smaller bus companies, and having demonstrated the performance of our technology, we are now establishing relationships with larger regional bus companies. We have also entered into a joint development agreement with Hyundai Motor Company to demonstrate the feasibility of integrating our microturbine technology into Hyundai sports utility vehicles and buses.

DISTRIBUTION AGREEMENTS

     We intend to continue to enter into distribution arrangements with knowledgeable distributors in our various target markets. Our general strategy will be to enter into nonexclusive distribution agreements with interested and qualified third parties who will use our microturbine and/or subassemblies in their products and energy solutions. We intend to become a supplier of critical components to the distributed energy solution industry as a whole. As part of this strategy and to increase the speed of adoption of our products, we have established relationships with over 40 distributors worldwide.

  North America

     Our focus in North America continues with our efforts to sell into the exploration and production segment of the resource recovery market. We are developing strategic distribution partners in other distributed generation markets, which we believe will begin to generate significant sales in the next three to five years.

     In 1999, we sold 152 units in the North American market, which generated approximately $4.8 million in revenue. In 2000, we sold 485 units and various parts in the North American market, which generated approximately $13.9 million in revenue.

  Asia

     Our sales and marketing strategy in Asia is to first enter the Japanese market by developing significant corporate distribution partnerships within Japan, which will subsequently enable us to quickly enter other selected markets along the Pacific Rim.

     Our primary market focus in Japan is combined heat and power applications. Within Japan, there is great demand for economic energy solutions seeking to lower both the existing high cost of electricity and meet the

'greenhouse gas emissions guidelines of the Kyoto accords. Our local partners recognize the quickest and most practical way to accomplish this is through combined heat and power applications, which raise efficiencies from approximately 30% for pure electrical generation to approximately 60 - 70% or more in combined heat and power applications. Each of our partners is seeking to design applications using our microturbines and/or subassemblies and components for their particular target combined heat and power market.

     In 1999, we sold 50 units in the Asian market, which generated approximately $1.6 million in revenue. In 2000, we sold 274 units and various parts in Asia, which generated approximately $8.3 million in revenue.

  Europe

     We intend to broaden our distribution alliances in Europe in 2001. Capstone is developing a sales and service infrastructure in Europe focused on serving the local needs of customers in each country. We believe it is critical to find partners speaking the country language, and with the right local technical and commercial capabilities to assure that Capstone microturbines are properly applied, installed and supported. As of December 31, 2000, Capstone had agreements with three distribution partners covering the UK, Germany, the Netherlands and Scandinavia. Negotiations are in process to cover France, Italy, Greece and Turkey. Market focus is on combined heat and power applications (hotels, nursing homes, offices, greenhouses, laundry, recreation facilities), oil and gas production, and biogas (landfill and water treatment facilities).

     In 1999, we sold nine units in Europe, which generated approximately $275,000 in revenue. In 2000, we sold 31 units and various parts in Europe, which generated approximately $977,000 in revenue.

CUSTOMERS

     In 2000, the Company had sales to the Interstate companies, based in Minnesota, of $5,069,000 and sales to Williams Distributed Power Services, based in Oklahoma, of $2,374,000, which represented approximately 22% and 10%, respectively, of the Company's revenues for the year. Both of these customers are distributors servicing our North American market.

COMPETITION

     The market for our products is highly competitive and is changing rapidly with the interplay of a number of factors. Our microturbines compete with existing technologies such as the utility grid and reciprocating engines, and may also compete with emerging distributed generation technologies, including solar power, wind powered systems, fuel cells and other microturbines. As many of our distributed generation competitors are well-established firms, they derive advantages from production economies of scale, a worldwide presence and greater resources, which they can devote to product development or promotion.

     Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies, such as fuel cells or microturbines. Utilities may also charge fees to attach to their power grid. However, we compete with the power grid in instances in which the costs of connecting to the grid from remote locations are high, reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous due to highly variable electricity prices. Because the Capstone MicroTurbine provides a reliable source of power and can operate on multiple fuel sources, we believe it offers a level of flexibility and reliability not currently offered by other current technologies such as reciprocating engines.

     Our competitors producing reciprocating engines have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine is similar in design to internal combustion engines used in automobiles. Reciprocating engines are popular for back-up power applications but are not typically intended for primary use due to high levels of emissions, noise and low reliability. These technologies are currently produced by, among others, Caterpillar Inc., Interstate companies and Kohler.

     Our microturbine may also compete with other distributed generation technologies, including solar power and wind powered systems. Solar powered and wind powered systems produce no emissions. The main drawbacks to solar powered and wind powered systems are their dependence on weather conditions and their high capital costs.

     Although the market for fuel cells is still developing, a number of companies are focused on the residential and vehicular fuel cell markets, including Plug Power, Avista Labs, H Power and Ballard Power Systems. Another developer of fuel cell technology, United Technologies Corporation, is focused on developing fuel cell solutions for large stationary power plants. Fuel cells have lower levels of nitrogen oxides atmospheric emissions than our microturbines. We believe that none of these fuel cell technologies will compete directly with our microturbines in the short run. However, over the medium-to-long term, fuel cell technologies that compete directly with our products may be introduced.

     We may also compete with several well-established companies developing microturbines. We believe a number of major automotive and industrial companies have in-house microturbine development efforts, including Honeywell (AlliedSignal), Elliott Power Systems, NREC (Ingersoll-Rand), Toyota Motor Corporation, Mitsubishi Heavy Industries, Ltd., AB Volvo/ABB Ltd. (Turbec) and Williams International. DTE Energy Co., Pratt & Whitney Canada Corp. and Turbo Genset Inc. recently formed a joint venture for developing a microturbine. We expect all of these companies to enter into commercial production of microturbines in the future.

     We believe that our microturbine currently compares favorably to our competitors' products. For example, competing microturbines lack our Model 330 functionality in several important areas, including the ability to automatically switch from operating with the utility power grid to stand-alone operation, the ability to operate multiple units together in tandem when in stand-alone mode, the ability to match power output to the served facility's need for power, the ability to operate on gas with low energy content (less than 500 British thermal units per cubic foot), and the ability to operate on sour gas. All of this functionality is currently available with the Model 330 and we expect it also to be available with our 60-kilowatt family of microturbines, except for the capability to operate on sour gas, about which we are uncertain. Additionally, our nitrogen oxides atmospheric emissions are less than 9 parts per million, which is significantly lower than our primary competitor's specification of 50 parts per million. Low nitrogen oxides emissions are important because federal environmental regulations limit nitrogen oxides emissions by electric utilities in order to reduce acid rain and for other purposes. Competing microturbines may currently cost less than our model, but we anticipate that our product will, with higher production volume and higher kilowatt output products, become more cost competitive. As competitors improve the functionality of their products, we expect competition to become more intense.

SOURCING AND MANUFACTURING

     Our microturbines are designed to achieve high volume, low-cost production objectives and offers significant manufacturing advantages through the use of commodity materials and conventional manufacturing processes. Our manufacturing designs use conventional technology, which has been proven in high volume automotive and turbocharger production for many years. The microturbines are designed for simple assembly and testing and to facilitate automated production techniques using less-skilled labor.

     Our strategy of out-sourcing the manufacturing and assembly of our nonproprietary product components to a proven vendor base allows for attractive pricing, quick ramp-up and the use of just-in-time inventory management techniques. We believe that we can realize both purchase economies from existing vendors and economies of scale related to our product development costs as unit volume increases. We manufacture the air-bearings and combustion system components at our facilities in Chatsworth, California. We also assemble the units at that location. We have primary and secondary sources for all of our components other than the recuperator.

     To date, Solar Turbines Incorporated, a wholly owned subsidiary of Caterpillar Inc., has been our sole supplier of recuperator cores. At present, we are not aware of any other supplier that could produce these cores according to our specifications and within our time requirements. In 2000, we exercised an option to license Solar's technology, which allows us to manufacture cores ourselves. We are required to make payments to Solar pursuant to the license at varying rates. Our transition to becoming our own supplier of recuperator cores is expected to be completed by the third quarter of 2001. However, since we have never before manufactured recuperator cores, the transition period may be longer. We will produce our recuperator cores in a separate facility, located in nearby Van Nuys, California. Recuperator cores in inventory, together with those available from Solar, are expected to meet our requirements, until we are able to produce them internally. After that time, we expect to rely on recuperator cores from our new production facility.

     Senior management has recognized the importance of quality control by appointing a vice president of quality control to oversee the implementation of a rigorous quality control program, which includes the use of outside consultants. One hundred percent of all systems go through assembly test procedures before a system is shipped. In addition, key subassemblies such as the digital power controller undergo up to 15 hours of burn-in. All center section subassemblies undergo complete spin test checks where they are spun up to over 96,000 revolutions per minute to ensure perfect balance and operation. When a microturbine is completely assembled, it is tested in one of our two fully automated test cells.

     Our recuperator and assembly facilities are currently designed to accommodate the production of approximately 20,000 units per year.

RESEARCH AND DEVELOPMENT

     Our research and development activities have enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We are the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis. We believe that our more than ten years and over 300 man-years of research and development activities provide us with a significant advantage relative to our competitors. In fiscal years 1998, 1999 and 2000, we spent approximately $19.0, $9.1 and $11.3 million, respectively, on our research and development efforts.

     We have successfully integrated turbo-engineering and control and power electronics. This is a direct result of the turbo-engineering research and development and the electronics research and development occurring in the same location. This has allowed us to immediately discover and solve integration issues in-house without relying on outsourced research and development. We believe that our continued in-house research and development, incorporating turbo-engineering and control with power electronics, will provide us with a competitive advantage relative to competitors that outsource research and development of components that are critical to a viable microturbine.

     We intend to broaden our product line by developing additional microturbine products. In 2000, we shipped the first commercial model of our 60-kilowatt family of products. We are currently developing additional models of our 60-kilowatt microturbine system for expected commercial shipments in the next several calendar quarters. We intend to develop a family of microturbines with power output up to approximately 125+ kilowatts. We expect to leverage our scaleable design architecture by developing microturbines and digital power controllers to provide a superior performance-price ratio while simultaneously improving our profitability.

     We also intend to continue our research and development efforts to enhance our current products by increasing performance and efficiency, and adding features and functionality to our microturbines. Research and development activities have also focused on development of related products and applications, including gas compressors that enhance the microturbines' multi-fuel capability and integration with energy storage devices like battery packs for stand-alone applications.

     In 2000, we were awarded a $10 million grant from the United States Department of Energy to develop an Advanced Microturbine System. The $10 million grant, to be distributed over a five-year period, is the maximum amount available under the Department of Energy's Advanced Microturbine Systems Program. The program is estimated to cost $23.0 million over the five years, which would require the Company to provide approximately $13.0 million of our own research and development expenditures. We intend to leverage, in part, the technology we develop using this grant in the development of our 125+ kilowatt microturbines, subject to any rights held pursuant to the grant by the Department of Energy with respect to the technology.

     Additionally, we are reviewing projects that will incorporate our microturbine technology as part of a hybrid energy source solution combining our microturbine with a traditional fuel cell. As part of this effort, we shipped our initial microturbine to FuelCell Energy as part of this strategic program.

INTELLECTUAL PROPERTY RIGHTS AND PATENTS

     We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. As of December 31, 2000, we had 35 issued United States patents and two international patents and several U.S. and international patent applications on file primarily covering our air-bearing systems, combustor systems and digital control systems. Many of our patents pending in part also relate to one of these important systems. The protection of our intellectual property rights in these components is critical to our technology. In particular, we believe that each of our patents and patents pending are key to our business. Our patents are due to expire from 2010 to 2019.

     We believe that a policy of actively protecting intellectual property is an important component of our strategy of being the technology leader in microturbine system technology and will provide us with a long-term competitive advantage. In addition, we implement very tight security procedures at our plant and facilities and have confidentiality agreements with each of our vendors, employees and visitors to our facilities.

COMPANY HISTORY AND PRODUCT DEVELOPMENT

     We were organized in 1988. On June 22, 2000 we reincorporated as a Delaware corporation. In April 1993, Benjamin M. Rosen, then Chairman of Compaq Computer Corporation, and his brother, Dr. Harold A. Rosen, former Vice President of Hughes Aircraft Company, became interested in our Company for vehicular applications. Since then, the Rosens, together with the Sevin Rosen Funds and Canaan Partners, were joined by other investors including Rho Management, Fletcher Challenge Limited (a New Zealand corporation), Vulcan Ventures, Inc. (an affiliate of Paul Allen), Cascade Investments (an affiliate of Bill Gates), Southern Union Company, Mitsubishi Corporation, Takuma Co. Ltd., Sumitomo Corporation, Meidensha Corporation, Active Power Inc., Hydro-Quebec, Kyushya Electric EDPC and Star Ventures of Munich, Germany.

     We have spent more than ten years and 300 man-years of research and development to create a reliable, efficient generating system with broad fuel capabilities and power applications. Some of our important milestones and noticeable accomplishments include:

       DATE                                   MILESTONE
       ----                                   ---------
1988...............  Capstone was organized to develop small single shaft gas turbines for heat and electricity generation applications in vehicles
1993...............  Ben Rosen, chairman of Compaq, and brother Harold Rosen, vice president of Hughes Aircraft, invested in Capstone
                     which resulted in a focus on microturbines for vehicle
                     applications
1994...............  Expanded development of microturbines for stationary distributed generation applications
1995...............  Shipped first prototype microturbine to customers
1996...............  Developed second generation microturbine and began field testing
1997...............  First installation of a Capstone MicroTurbine subassembly set in a hybrid electric bus
                     First microturbine subassembly operated with compressed
                     natural gas in a hybrid electric vehicle
                     Began development of the digital power controller
1998...............  Shipped first commercial product, the Model 330
1999...............  Achieved the ability to operate in stand-alone and dual mode and to burn sour gas
                     Had approximately $7 million in revenue with 211 systems
                     shipped and over 150 employees
2000...............  Completed development of software which allowed for scalability
                     Shipped first commercial model of our 60+ kilowatt family of products
                     Approximately $23 million in revenue with 790 systems
                     shipped and over 220 employees

EMPLOYEES

     At December 31, 2000 we employed 223 regular and contract employees. No employees are covered by any collective bargaining arrangements. We believe that our relationships with our employees are good.

BUSINESS RISKS

     This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act") pertaining to, among other things, Capstone's future results of operations, research and development activities, including the development of our 60-kilowatt unit and our 125+ kilowatt unit, sales expectations, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business.

WE HAVE A LIMITED OPERATING HISTORY CHARACTERIZED BY NET LOSSES, WE ANTICIPATE CONTINUED LOSSES THROUGH AT LEAST 2001 AND WE MAY NEVER BECOME PROFITABLE.

     Since our inception in 1988, we have reported net losses for each year. Our net losses were $30.6 million in 1997, $33.1 million in 1998, $29.5 million in 1999 and $31.4 million in 2000. We anticipate incurring additional net losses through at least 2001. Since inception through December 31, 2000, we have recorded cumulative losses of approximately $147.9 million. We have only been commercially producing Capstone MicroTurbines since December 1998 and have made only limited sales to date. Also, because we are in the early stages of selling our products, we have relatively few customers. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

A MASS MARKET FOR MICROTURBINES MAY NEVER DEVELOP OR MAY TAKE LONGER TO DEVELOP THAN WE ANTICIPATE, WHICH WOULD ADVERSELY IMPACT OUR REVENUES AND PROFITABILITY.

     Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to grow our business. If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may be unable to meet our operational expenses and we may be unable to achieve profitability. The development of a mass market for our systems may be impacted by many factors which are out of our control, including:

     - the cost competitiveness of our microturbines;

     - the future costs and availability of fuels used by our microturbines;

     - consumer reluctance to try a new product;

     - consumer perceptions of our microturbines' safety;

     - regulatory requirements; and

     - the emergence of newer, more competitive technologies and products.

IF WE ARE UNABLE TO MANUFACTURE RECUPERATOR CORES INTERNALLY, OUR ASSEMBLY AND PRODUCTION OF MICROTURBINES MAY SUFFER DELAYS AND INTERRUPTIONS.

     Solar Turbines Incorporated has been our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. Solar is a wholly owned subsidiary of Caterpillar Inc. At present, we are not aware of any other suppliers that could produce these cores to our specifications within our time requirements. In September 2000, we exercised contractual rights to begin using Solar's intellectual property to manufacture recuperator cores ourselves. We estimate that the transition from purchasing recuperator cores from Solar to manufacturing them ourselves will take approximately twelve months to complete. However, since we have never before manufactured recuperator cores, the transition period may be longer. We cannot assure you that this transition will be without disruption. Any delays or disruptions in this transition process may result in interruptions of assembly and shipment of our products. Also, we cannot assure you that Solar will honor the license agreement, that a court would enforce it, or that we will be able to meet our obligations under it. If we had to develop and produce our own recuperator cores without using Solar's intellectual property, we estimate it could take up to three years to begin production.

WE MAY NOT BE ABLE TO CONTROL OUR WARRANTY EXPOSURE AND OUR WARRANTY RESERVE MAY NOT BE SUFFICIENT TO MEET OUR WARRANTY EXPENSE, WHICH COULD IMPAIR OUR FINANCIAL CONDITION.

     We sell our products with warranties. However, these warranties vary from product to product with respect to the time period covered and the extent of the warranty protection. Malfunctions of our product could expose us to significant warranty expenses. Because we are in the early stages of production and few of our products have completed a full warranty term, we cannot be certain that we have adequately determined our warranty exposure. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use for long periods of time, we expect to experience product malfunctions that cause our products to fall substantially below our 98% availability target level. While our microturbines have often achieved this availability target when using high-pressure natural gas, we are still working to achieve this availability target across all of our units and for all fuel sources. We recorded a warranty reserve charge of $4.6 million or 20% of revenue for the year ended December 31, 2000 and $2.6 million or 39% of revenue for the year ended December 31, 1999. While management believes that the warranty reserve is reasonable, there can be no assurance that the reserve will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense could have a material adverse effect on our financial condition.

WE MAY NOT BE ABLE TO RETAIN KEY MANAGEMENT AND THE LOSS OF KEY MANAGEMENT COULD PREVENT EFFECTIVE IMPLEMENTATION OF OUR EXPANSION PLAN.

     Our success depends in significant part upon the continued service of key management personnel, such as Dr. Ake Almgren, our Chief Executive Officer, Mr. Jeffrey Watts, our Chief Financial Officer and Mr. William Treece, our Senior Vice President of Strategic Technology Development. Currently, the competition for qualified personnel is intense and we cannot assure you that we can retain our existing management team. The loss of Dr. Almgren, Mr. Watts, Mr. Treece or any other key management personnel could materially adversely affect our operations.

WE MAY NOT BE ABLE TO HIRE AND RETAIN THE TECHNICAL PERSONNEL NECESSARY TO BUILD OUR PRODUCTS, WHICH COULD DELAY PRODUCT DEVELOPMENT AND LOWER PRODUCTION.

     We have historically experienced, and expect to continue to experience, delays in filling technical positions. Competition is intense for qualified technical personnel, and in particular skilled engineers. As a result, we may not be able to hire and retain engineering personnel that we need. Our failure to do so could delay product development cycles, affect the quality of our products, reduce the number of microturbines we can produce and/or otherwise negatively affect our business.

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

THE CALIFORNIA ENERGY SITUATION MAY CHANGE AND NEGATIVELY IMPACT OUR SALES.

     Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas of the state. To alleviate these problems, emergency procedures have been implemented in California to provide for expedited review and approval of the construction and operation of new power plants in California on favorable terms. Additional competition from these power plants or other power sources that may take advantage of favorable legislation as well as unforeseen changes in the California market could diminish the demand for our products. In response to the California energy situation, we have established a wholly owned subsidiary, Capstone California, to directly service the California market and expand our customer base. We cannot assure you that significant sales will arise from the formation of this subsidiary for this potential market.

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

WE HAVE LIMITED EXPERIENCE IN INTERNATIONAL SALES AND MAY NOT SUCCEED IN GROWING OUR INTERNATIONAL SALES.

     We have limited experience in international sales and will depend on our international marketing partners for these sales. Most of our marketing partnerships are recently created and, accordingly, may not achieve the results that we expect. If a dispute arises between us and any of our partners, we may not achieve our desired sales results and we may be delayed or completely fail to penetrate some international markets, and our revenue and operations could be materially adversely affected. Any inability to obtain foreign regulatory approvals or quality standard certifications on a timely basis could negatively impact our business and results of operations. Also, as we seek to expand into the international markets, customers may have difficulty or be unable to integrate our products into their existing systems. As a result, our products may require redesign. In addition, we may be subject to a variety of other risks associated with international business, including:

     - delays in establishing international distribution channels;

     - difficulties in collecting international accounts receivables;

     - difficulties in complying with foreign regulatory and commercial requirements;

     - increased costs associated with maintaining international marketing efforts;

     - compliance with U.S. Department of Commerce export controls;

     - increases in duty rates;

     - the introduction of non-tariff trade barriers;

     - fluctuations in currency exchange rates;

     - political and economic instability; and

     - difficulties in enforcement of intellectual property rights.

THE 60-KILOWATT CAPSTONE MICROTURBINE MAY NOT REACH THE LEVEL OF SALES THAT WE ANTICIPATE OR IT MAY ERODE SALES OF OUR 30-KILOWATT UNIT.

     The successful launch of our next generation 60-kilowatt microturbine, the Capstone 60, is very important to our market penetration strategy. Factors that could hinder the successful launch of our Capstone 60 microturbine include potential engineering, production or performance problems, including problems in developing the ability to operate on multiple fuels or in multiple modes of operation and an unstable supply or unsatisfactory quality of components from vendors. We cannot guarantee you that demand for our 60-kilowatt unit will develop or that if it does develop, that it will not diminish over time. It is also possible that production of the 60-kilowatt unit could replace or diminish the sales of our 30-kilowatt unit. If so, our results of operations would be adversely affected.

WE MAY BE UNABLE TO FUND OUR FUTURE OPERATING REQUIREMENTS, WHICH COULD FORCE US TO CURTAIL OUR OPERATIONS.

     We are a capital-intensive company and may need additional financing to fund our operations. In 2000, our net cash used in operations was $23.8 million and our net cash used in investing activities totaled $26.9 million. As of December 31, 2000, we had approximately $236.9 million in cash and cash equivalents on hand. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we will need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets may also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

WE MAY NOT BE ABLE TO EFFECTIVELY PREDICT OR REACT TO RAPID TECHNOLOGICAL CHANGES THAT COULD RENDER OUR PRODUCTS OBSOLETE.

     The market for our products is characterized by rapidly changing technologies, extensive research and new product introductions. We believe that our future success will depend in large part upon our ability to enhance our existing products and to develop, introduce and market new products. As a result, we expect to continue to make a significant investment in product development. We have in the past experienced setbacks in the development of our products and our anticipated roll out of our products has accordingly been delayed. If we are unable to develop and introduce new products or enhancements to our existing products that satisfy customer needs and address technological changes in target markets in a timely manner, our products will become noncompetitive or obsolete.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH OR IMPROVE OUR MANAGEMENT INFORMATION SYSTEMS, WHICH WOULD IMPAIR OUR PROFITABILITY.

     If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our management and other resources. Our ability to manage our growth will require us to continue to improve our operational, financial and management information systems, to implement new systems and to motivate and effectively manage our employees. We cannot assure you that our management will be able to effectively manage this growth.

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

     - inability to manufacture recuperator cores on schedule, in quantities or with the quality that we require; and

     - inability to acquire new space for additional production capacity.

WE MAY NOT ACHIEVE PRODUCTION COST REDUCTIONS NECESSARY TO COMPETITIVELY PRICE OUR PRODUCT, WHICH WOULD IMPAIR OUR SALES.

     We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to develop low cost design enhancements that lower costs, to obtain necessary tooling and favorable vendor contracts, as well as to increase sales volumes so we can achieve economies of scale. We cannot assure you that we will be able to achieve any production cost reductions.

OUR SUPPLIERS AND MANUFACTURERS MAY NOT SUPPLY US WITH A SUFFICIENT AMOUNT OF COMPONENTS OR COMPONENTS OF ADEQUATE QUALITY, AND WE MAY NOT BE ABLE TO PRODUCE OUR PRODUCT.

     Although we generally attempt to use standard parts and components for our products, some of our components are currently available only from a single source or from limited sources. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for these parts or components will not increase. For example, there is currently an industry-wide shortage of several electronic components, some of which we use in our products. We may experience delays in production of our Capstone MicroTurbine if we fail to identify alternative vendors, or any parts supply is interrupted or reduced or there is a significant increase in production costs, each of which could materially adversely affect our business and operations.

OUR PRODUCTS INVOLVE A LENGTHY SALES CYCLE AND WE MAY NOT ANTICIPATE SALES LEVELS APPROPRIATELY, WHICH COULD IMPAIR OUR PROFITABILITY.

     The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. We are targeting, in part, customers in the utility industry, which generally commit to a larger number of products when ordering and which have a lengthy process for approving capital expenditures. We have also targeted the hybrid electric vehicle market, which requires a significant amount of lead-time due to the implementation costs incurred. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary from period to period.

WE FACE POTENTIALLY SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS, WHICH COULD IMPACT OUR STOCK PRICE.

     A number of factors could affect our operating results and thereby impact our stock price, including:

     - the timing of the introduction or enhancement of products by us or our competitors;

     - our reliance on a small number of customers;

     - the size, timing and shipment of individual orders;

     - market acceptance of new products;

     - potential delays in production as a result of the commencement of our manufacturing of recuperator cores;

     - customers delaying orders of our products because of the anticipated release of new products by us;

     - changes in our operating expenses, the mix of products sold, or product pricing;

     - the ability of our suppliers to deliver quality parts when we need them;

     - development of our direct and indirect sales channels;

     - loss of key personnel;

     - political unrest or changes in the trade policies, tariffs or other regulations of countries in which we do business that could lower demand for our products; and

     - changes in market prices for natural resources that could lower the desirability of our products.

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

POTENTIAL INTELLECTUAL PROPERTY, SHAREHOLDER OR OTHER LITIGATION MAY ADVERSELY IMPACT OUR BUSINESS.

     Because of the nature of our business, we may face litigation relating to intellectual property matters, labor matters, product liability and shareholder disputes. Our intellectual property is one of our principal assets. A negative outcome in a litigation relating to our intellectual property could have a material adverse effect on our business and operating results. An adverse judgment could negatively impact the price of our common stock and our ability to obtain future financing on favorable terms or at all. Any litigation could be costly, divert management attention or result in increased costs of doing business.

OUR COMPETITORS, WHO HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE HAVE, MAY BE ABLE TO ADAPT MORE QUICKLY TO NEW OR EMERGING TECHNOLOGIES OR TO DEVOTE GREATER RESOURCES TO THE PROMOTION AND SALE OF THEIR PRODUCTS, AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

     Our competitors include several well-established companies that have substantially greater resources than we have and that benefit from larger economies of scale and worldwide presence. Honeywell (AlliedSignal), NREC(Ingersoll-Rand Company), and Elliot/General Electric Company are domestically based competitors of Capstone who we believe have microturbines in various stages of development. NREC (Ingersoll-Rand Company) has announced that it expects to begin to commercially ship microturbine units in 2001. In addition to these domestic microturbine competitors, AB Volvo and ABB Ltd. have a joint venture in Europe, called Turbec, to develop a microturbine. A number of other major automotive and industrial companies have in-house microturbine development efforts, including Ishikawajima-Harima Heavy Industries, Mitsubishi Heavy Industries, Ltd. and Turbo Genset Inc. We believe that all of these companies will eventually have products that will compete with our microturbines. Some of our competitors are currently developing and testing microturbines which they expect to produce greater amounts of power than Capstone MicroTurbines, ranging from 75 kilowatts up to 350 kilowatts, and which may have longer useful lives than Capstone MicroTurbines. Capstone MicroTurbines also compete with other existing technologies, including the electric utility grid, reciprocating engines, fuel cells, and solar and wind powered systems. Many of the competitors producing these technologies also have greater resources than we have. For instance, reciprocating engines are produced by, among others, Caterpillar Inc., Interstate companies and Cummins Inc. We cannot assure you that the market for distributed power generation products will not ultimately be dominated by technologies other than ours.

     Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development, manufacturing capability and sales and marketing. We cannot assure you that we will have sufficient resources to make the necessary investments to do so. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have strategic relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY DUE TO FACTORS AFFECTING THE MARKET FOR OUR PRODUCTS.

     The market for our products is highly competitive and is changing rapidly. We believe that the primary competitive factors affecting the market for our products include:

     - operating efficiency;

     - reliability;

     - product quality and performance;

     - life cycle costs;

     - development of new products and features;

     - quality and experience of sales, marketing and service organizations;

     - availability and price of fuel;

     - product price;

     - emissions levels;

     - name recognition; and

     - quality of distribution channels.

     Several of these factors are outside our control. We cannot assure you that we will be able to compete successfully in the future with respect to these or any other competitive factors.

UTILITY COMPANIES COULD PLACE BARRIERS TO OUR ENTRY INTO THE MARKETPLACE AND WE MAY NOT BE ABLE TO EFFECTIVELY SELL OUR PRODUCT.

     Utility companies commonly charge fees to industrial customers for disconnecting from the grid, for using less electricity, or for having the capacity to use power from the grid for back-up purposes. These types of fees could increase the cost to our potential customers of using our systems and could make our systems less desirable, thereby harming our revenue and profitability.

WE DEPEND ON OUR INTELLECTUAL PROPERTY TO MAKE OUR PRODUCTS COMPETITIVE AND IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

     We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. At December 31, 2000, we possessed 35 United States patents and two international patents and additional patents pending. In particular, we believe that our patents and patents pending for our air-bearing systems, digital power controller and our combustion systems are key to our business. We believe that, due to the rapid pace of technological innovation in turbine products, our ability to establish and maintain a position among the technology leaders in the industry depends on both our patents and other intellectual property and the skills of our development personnel. We cannot assure you that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our future patent applications will be issued with the scope of the claims asserted by us, if at all. Further, we cannot assure you that third parties or competitors will not develop technologies that are similar or superior to our technology, including our air bearing technology, duplicate our technology or design around our patents. Also, another party may be able to reverse engineer our technology and discover our intellectual property and trade secrets. We may be subject to or may initiate proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of foreign countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition or results of operations.

IF WE ARE FOUND TO INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE MAY NOT BE ABLE TO PRODUCE OUR PRODUCTS OR MAY HAVE TO ENTER INTO COSTLY LICENSE AGREEMENTS.

     Third parties may claim infringement by us with respect to past, current or future proprietary rights. In particular, Honeywell (AlliedSignal), Sundstrand Corporation and Solar Turbines Incorporated have patents in areas related to our business and core technologies. Any infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel or require us to develop non-infringing technology or to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. Litigation may also be necessary in the future to enforce our patent or other intellectual property rights, to protect our trade secrets and to determine the validity and scope of proprietary rights of others. For example, in 1997, we were involved in a dispute with Honeywell (AlliedSignal) regarding various disputed intellectual property rights. We entered into a settlement agreement regarding these issues. These types of disputes could result in substantial costs and diversion of resources and could materially adversely affect our financial condition and results of operations.

WE OPERATE IN A HIGHLY REGULATED BUSINESS ENVIRONMENT AND CHANGES IN REGULATION COULD IMPOSE COSTS ON US OR MAKE OUR PRODUCTS LESS ECONOMICAL.

     Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air as well as laws relating to occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products (e.g., connection with the electric grid) or may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. Further, our ability to penetrate the Japanese market will depend on our receipt of approvals and changes to regulatory requirements surrounding power generation by Japan's Ministry of International Trade and Industry, or MITI. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all.

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE AND MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE.

     The market price of our common stock is highly volatile. Factors that could cause fluctuation in our stock price may include, among other things:

     - actual or anticipated variations in quarterly operating results;

     - changes in financial estimates by securities analysts;

     - conditions or trends in our industry;

     - changes in the market valuations of other technology companies;

     - the listing for trading of options on our common stock;

     - announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

     - capital commitments;

     - additions or departures of key personnel; and

     - sales of common stock.

Many of these factors are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance.

BECAUSE A SMALL NUMBER OF STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY MAY CONTROL ALL MAJOR CORPORATE DECISIONS AND OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE THESE CORPORATE DECISIONS.

     Our eleven executive officers and directors beneficially own approximately 17% of our outstanding common stock. In addition, three other investors beneficially own approximately 22% of our outstanding capital stock. If these parties act together, they can significantly influence the election of all directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors could conflict with the interests of our other stockholders.

ITEM 2. FACILITIES.

     Our principal corporate offices, administrative, sales and marketing, research and development and support facilities consist of approximately 98,000 square feet of office space, warehouse space and assembly and test space at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in 2010. We lease an additional property at 6025 Yolanda Avenue in Tarzana, California, which consists of approximately 12,000 square feet. This property currently serves as our microturbine testing facility. This lease will expire on July 31, 2001. We also recently entered into a lease for an approximately 79,000 square foot facility at 16700 Stagg Street in nearby Van Nuys, California, which we intend to use as a manufacturing facility for our recuperator cores. This lease will expire in 2010. See Footnote 7, Commitments and Contingencies, in the Company's financial statements.

ITEM 3. LEGAL PROCEEDINGS.

     On February 11, 1998, we filed a complaint against Michael Irvine, a former employee, alleging trade secret misappropriation, breach of contract and other related causes of action in the Superior Court for the County of Orange, California. The former employee filed a cross-complaint alleging wrongful termination, breach of contract, and other related causes of action. The relief requested in the cross complaint included declaratory relief as well as lost earnings and incidental, general, special, and punitive damages, but none of these amounts were specified in the cross-complaint. We settled our claims against the former employee, receiving a permanent injunction that prevents that former employee from disclosing or using any confidential information. With respect to the cross-complaint, we prevailed on summary judgment in February 1999. The former employee has since filed a notice of appeal and the parties have filed briefs on the issue. We intend to vigorously defend these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  Price Range of Common Stock

     Our common stock has traded on the Nasdaq National Market under the symbol "CPST" since our initial public offering on June 29, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

                                                            HIGH        LOW
                                                           -------    -------
FISCAL YEAR 2000:
Second Quarter (beginning June 29, 2000).................  $51.750    $27.375
Third Quarter............................................   98.500     37.500
Fourth Quarter...........................................   69.750     17.750

     As of March 23, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $29.94 per share. As of March 23, 2000, there were 609 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

  Dividend Policy

     We currently intend to retain any earnings for use in our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. We have never declared or paid any cash dividends on our capital stock. In the future, the decision to pay any cash dividends will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant.

  Recent Sales of Unregistered Securities

     During the three fiscal years ended December 31, 2000, 1999 and 1998, we issued and sold the following unregistered securities, all of which were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering:

     - As a result of Capstone's initial public offering, on July 5, 2000 we issued a total of 51,312,037 shares of our common stock upon the automatic conversion of all shares of Capstone's preferred stock. As a result of a three-for-five reverse stock split on May 26, 2000, series A, B, C, D, E, F and G preferred stock were convertible at a factor of .60, .70, .77, .90, .95, .60 and .60, respectively into shares of common stock.

     - On February 24, 2000, we issued 35,683,979 shares of series G preferred stock for $4.00 per share to accredited investors in connection with a private financing. Capstone received proceeds, net of origination costs, of approximately $131.1 million. Of the shares of series G preferred stock issued, 1,250,000 shares were issued to an existing stockholder for no cash consideration and 58,979 shares were issued to holders of promissory notes for accrued interest.

  Use of Proceeds from Registered Securities

     On July 5, 2000, we completed the initial public offering of our common stock. This offering was managed by Goldman, Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated. The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1/A (No. 333-33024). The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2000.

     In our initial public offering, we sold an aggregate of 10,454,545 shares our common stock, for a gross aggregate offering price of $167.3 million. We incurred underwriting commissions of approximately $11.7 million and other expenses of approximately $2.0 million resulting in net proceeds of approximately $153.6 million. The net proceeds of our initial public offering have been used to fund operating losses, the repurchase of marketing rights from Fletcher Challenge Limited, capital expenditures and for general corporate purposes. As of December 31, 2000, remaining net proceeds from the offering were primarily held in cash equivalents and short-term investments for use to fund operating losses, for capital expenditures and general corporate purposes. With the exception of marketing rights acquired from Fletcher Challenge Limited for $11,000,000, none of the net proceeds of the offering were paid, directly or indirectly, to any director or officer of Capstone or any of their associates, or to persons owning ten percent or more of any class of our equity securities, or any affiliates.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data shown below for, and as of the end of, each of the years in the five-year period ended December 31, 2000 have been derived from the audited financial statements of Capstone. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with "Business Risks", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K filing for the statement of operations for the years ended December 31, 1998, 1999 and 2000 and for the balance sheet data at December 31, 1999 and 2000.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS:
Total revenues......................  $  1,462    $  1,623    $     84    $  6,694    $ 23,163
Cost of goods sold..................     2,179       8,147       5,335      15,629      27,815
                                      --------    --------    --------    --------    --------
     Gross loss.....................      (717)     (6,524)     (5,251)     (8,935)     (4,652)
Operating costs and expenses:
  Research and development..........     8,599      13,281      19,019       9,151      11,319
  Selling, general and
     administrative.................     3,585      10,946      10,257      11,191      24,067
                                      --------    --------    --------    --------    --------
  Loss from operations..............   (12,901)    (30,751)    (34,527)    (29,277)    (40,038)
     Net loss.......................  $(12,595)   $(30,553)   $(33,073)   $(29,530)   $(31,424)
                                      ========    ========    ========    ========    ========
     Net loss per share of common
       stock -- basic and diluted...  $  (4.87)   $  (8.97)   $ (18.82)   $ (17.76)   $ (12.82)
                                      ========    ========    ========    ========    ========

                                                        AS OF DECEMBER 31,
                                     ---------------------------------------------------------
                                       1996        1997        1998        1999         2000
                                     --------    --------    --------    ---------    --------
BALANCE SHEET DATA:
Cash and cash equivalents..........  $  1,464    $ 44,563    $  4,943    $   6,858    $236,947
Working capital....................     1,773      41,431       6,919        6,294     238,128
Total assets.......................     6,820      56,989      25,770       36,927     302,018
Capital lease obligations..........       846       1,885       4,449        5,899       5,496
Long-term debt.....................        --          --          --           --          --
Redeemable preferred stock.........    25,975      99,720     101,624      156,469          --
Stockholders'
  (deficiency)/equity..............   (24,176)    (56,057)    (91,151)    (144,225)    279,382
                                     --------    --------    --------    ---------    --------
          Total liabilities and
            stockholders' equity...  $  6,820    $ 56,989    $ 25,770    $  36,927    $302,018
                                     ========    ========    ========    =========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and related notes included in Item 8 of this Form 10-K. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under "Business Risks" in Item 1 of this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

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

     We began commercial sales of our units in 1998, targeting the emerging distributed generation industry that is being driven by fundamental changes in power requirements. We are currently focusing on growth of our sales and marketing efforts, development of new products, acquisition of intellectual property rights and manufacturing facility expansion, which will result in higher operating expenses. We intend to achieve long-run profitability through production efficiencies and economies of scale. Specifically, in 2000, we consolidated our administrative and production operations into one building, we acquired intellectual property from a former supplier and started our effort to manufacture recuperator cores at a new facility, we entered into new supplier contracts to reduce overall unit costs and we continued to develop new, higher profit-margin products.

     We sell complete microturbine units, subassemblies and components. Our microturbines can be fueled by various sources including natural gas, propane, sour gas, kerosene and diesel. We will continue investing significant resources to develop new products and enhancements, including enhancements that enable greater kilowatt power production, additional fuel capabilities and additional distributed power generation solutions such as co-generation applications.

     Since inception through December 31, 2000, we generated cumulative operating losses of approximately $147.9 million and we expect to continue to sustain operating losses through at least fiscal year 2002. Our sales cycles vary by application and geographic region, and in many cases require long lead times between identifying customer needs and providing commercially available solutions. As a result of anticipated increases in our operating expenses resulting from our expansion and the difficulty in forecasting revenue levels, we expect our quarterly performance to fluctuate. We are also a young company with respect to sales growth, and therefore period-to-period comparisons between years may not necessarily be meaningful.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues in 2000 increased $16.5 million to $23.2 million, compared to $6.7 million for 1999. The increase in revenues is attributable to greater sales to a larger customer base, which has resulted from expanding our marketing efforts. Revenues for 2000 and 1999 were derived almost entirely from unit sales of our 30-kilowatt products. These units were used for various commercial applications and operated using different fuel types. During 2000, we shipped 790 units, an increase of 579 units over the 211 units we shipped in 1999. Our backlog of orders at December 31, 2000 was 806 units, as compared to 310 units at December 31, 1999.

     Gross Loss. Cost of goods sold includes direct material costs, assembly and testing, compensation and benefits, overhead allocations for facilities and administration, and warranty reserve charges. Our gross loss decreased $4.3 million, or 48%, to $4.7 million in 2000 from a gross loss of $8.9 million for 1999. Gross loss as a percentage of revenue declined as production overhead costs were allocated over larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to cost of goods sold. The warranty reserve charge increased $1.9 million to $4.6 million in 2000 from $2.6 million for 1999 due to an increase in unit shipments. Warranty charges continued to decline on a per unit basis, as we reduced our per unit warranty charge based on our actual warranty loss experience.

     Research and Development Expenses. Research and development expenses include compensation, the engineering department overhead allocations for administration and facilities, and material costs associated with development. Research and development expenses were for expanding the functionality of our 30-kilowatt family of products and development of the 60-kilowatt family of products and for next generation products. Research and development expenses in 2000 increased $2.2 million, or 24%, to $11.3 million, compared to $9.1 million for 1999.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses in 2000 increased $12.9 million, or 115%, to $24.1 million, compared to $11.2 million for 1999. The primary cause of the increase was 68 new employees and general overhead associated with our growth. $1.4 million of the increase was attributable to non-cash, stock-based compensation expense and $3.9 million to marketing rights amortization expense relating to the repurchase of marketing rights from Fletcher Challenge Limited. Stock-based compensation expense will continue at least through 2004, as the expense is based on the vesting period of the underlying instruments. Marketing rights amortization expense will continue through 2005, as the expense is being amortized over the original term of the contract.

     Interest Income. Interest income increased $9.1 million to $9.6 million in 2000, compared to $452,000 for 1999. The increase is primarily attributable to the higher average investment balances due to the funds received from our Series G preferred stock issuance in February 2000, our initial public offering in July 2000 and our secondary public offering in November 2000.

     Income Tax Provision. At December 31, 2000, we had federal and state net operating loss carryforwards of approximately $135.9 million and $114.1 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. Under the Tax Reform Act of 1996, the amounts of and benefit from net operating losses are subject to an annual limitation due to the ownership change limitations. We have provided a valuation allowance for 100% of our net deferred tax asset of $63.5 million at December 31, 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues in 1999 increased $6.6 million to $6.7 million from $84,000 for 1998. Commercial sales began in December 1998, and 1999 was the first complete fiscal year that commercial units were available. During 1999, we shipped 211 units on customer orders totaling 521 units. Our backlog of orders at December 31, 1999 was 310 units.

     Gross Loss. In 1999, our gross loss increased $3.6 million, or 70%, to $8.9 million for 1999 from a loss of $5.3 million for 1998. The warranty reserve charge increased $2.3 million to $2.6 million for 1999 from $261,000 for 1998 primarily due to the increase in units shipped from three in 1998 to 211 in 1999. As of December 31, 1999, a warranty reserve of approximately $3.2 million had been accrued. The increases in warranty reserve charges were partially offset by decreased inventory writedowns. The increase in the warranty charge of $2.3 million represents approximately 65% of the total increase in gross loss from 1998 to 1999. The remaining increase in gross loss was primarily the result of substantially more unit shipments with a negative margin in 1999 versus 1998. (The negative margin resulted from fixed costs spread over a small number of units during early stage production.) Warranty charges decreased as a percentage of both revenues and direct material costs. In 1998, we recognized a charge of $4.2 million to writedown inventory to its estimated net realizable value. There was no similar charge in 1999. Additionally, the provision for inventory obsolescence increased $439,000, or 64%, to $1.1 million in 1999 from $681,000 in 1998.

     Research and Development. Research and development expenses decreased $9.9 million, or 52%, to $9.1 million for 1999 from $19.0 million for 1998. With the beginning of commercial production in 1999, a substantial portion of overhead allocable to research and development decreased along with other general research and development expenses associated with hardware and design.

     Selling, General and Administrative. Selling, general and administrative expenses increased $934,000, or 9%, to $11.2 million for 1999 from $10.3 million for 1998. This increase resulted primarily from higher compensation and overhead expenses associated with our general growth, including the development of our sales and marketing division. At December 31, 1999, we had 156 full-time employees, up from 115 at December 31, 1998. The growth in employees was primarily in operations, which added 26 people, and selling, general and administrative, which added 13 people.

     Interest Income. Interest income decreased $1.0 million, or 69%, to $452,000 for 1999 from $1.4 million for 1998. This decrease was due to lower interest earned on lower average investment balances available during 1999.

     Income Tax Provision. At December 31, 1999, we had federal and state net operating loss carryforwards of approximately $105.7 million and $88.2 million, respectively, which may be utilized to reduce future federal taxable income through the year 2019, subject to limitations. Under the Tax Reform Act of 1996, the amounts of and benefit from net operating losses are subject to an annual limitation due to the ownership change limitations. We have provided a valuation allowance for 100% of our net deferred tax asset of $51.0 million at December 31, 1999.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     The following table presents unaudited quarterly financial information for the twelve quarters ended December 31, 2000. This information was prepared in accordance with generally accepted accounting principles, and, in the opinion of management, contains all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the financial statements included elsewhere herein. As we increase commercial production, our operating results for any prior quarters may not necessarily indicate the results for any future periods.

                                                  1999                                     2000
                                 --------------------------------------   ---------------------------------------
                                  FIRST    SECOND     THIRD     FOURTH     FIRST     SECOND     THIRD     FOURTH
                                 QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER    QUARTER    QUARTER
                                 -------   -------   -------   --------   -------   --------   --------   -------
Total revenues.................  $   222   $   334   $   759   $  5,379   $ 3,746   $  6,086   $  6,197   $ 7,134
Cost of goods sold.............    1,233     1,347     1,990     11,059     5,124      8,256      7,278     7,157
                                 -------   -------   -------   --------   -------   --------   --------   -------
  Gross loss...................   (1,011)   (1,013)   (1,231)    (5,680)   (1,378)    (2,170)    (1,081)      (23)
Operating costs and expenses:
  Research and development.....    2,264     2,158     2,259      2,470     2,441      3,022      2,953     2,903
  Selling, general and
    administrative.............    2,502     2,568     2,748      3,373     4,384      5,677      7,203     6,803
                                 -------   -------   -------   --------   -------   --------   --------   -------
  Loss from operations.........   (5,777)   (5,739)   (6,238)   (11,523)   (8,203)   (10,869)   (11,237)   (9,729)
  Net loss.....................  $(5,785)  $(5,825)  $(6,253)  $(11,667)  $(7,811)  $ (9,175)  $ (8,081)  $(6,357)
                                 =======   =======   =======   ========   =======   ========   ========   =======

     The increase in sales, and respective cost of goods sold, in 1999 and 2000 resulted from our increased efforts to bring our commercial units to market.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements depend on many factors, including our product development activities, our production expansion and our commercialization efforts. We expect to devote substantial capital resources to continue the development of our sales and marketing programs, to hire and train production staff, and to expand our research and development activities. We believe that our current cash balances are sufficient to fund operations at least through 2002.

     We have financed our operations and investing activities primarily through private and public equity offerings. Our primary cash requirements have been to fund research and development, capital expenditures and production costs. Since our inception, through our private equity financings we raised approximately $263.1 million and through our public financings we raised approximately $173.2 million in net proceeds.

     Our net cash used by operating activities was ($23.8) million in 2000 compared to ($24.5) million for 1999. Net cash used in investing activities was ($26.9) million in 2000 compared to net cash used by investing activities of ($5.2) million for 1999. Investing activities in 2000 primarily consisted of equipment purchases, leasehold improvements associated with our new facility, deposits on assets to be used in recuperator core production and the acquisition of marketing rights. Our net cash provided by financing activities was $280.8 million in 2000, compared to $31.6 million for 1999. The primary source of cash provided by financing activities was from the issuance of series G preferred stock, the issuance of common stock in our initial public offering and the issuance of common stock in our secondary offering. The cash provided by financing activities was partially reduced as we reacquired $15.5 million of series E preferred stock as part of a stock repurchase and settlement agreement.

     We have invested proceeds from the issuances of securities to provide liquidity for operations and for capital preservation. In addition, we use capital lease commitments to sell and leaseback various fixed assets. Pursuant to existing leasing arrangements, as of December 31, 2000, we had $5.1 million outstanding under a lease with Transamerica, $388,000 outstanding to Finova and $11,000 outstanding to other leasing institutions.

     During 2000, we completed the acquisition of marketing rights from a related party, Fletcher Challenge. The total value of such rights aggregated $28.0 million and is being amortized over the life of the original marketing agreement of six years. We reacquired the marketing rights to allow us to fully control the distribution of our products. We also acquired $2.9 million in intangible assets for intellectual property from Solar Turbines in conjunction with the development of recuperator core technology. We anticipate using this technology to produce our own recuperator cores.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We do not currently use derivative financial instruments for speculative purposes that expose us to market risk. Information required by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of Notes to Financial Statements.

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

  Impact of Recently Issued Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          CAPSTONE TURBINE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   33
Financial Statements as of December 31, 1999 and 2000 and
  for the Years Ended December 31, 1998, 1999 and 2000:
  Balance Sheets............................................   34
  Statements of Operations..................................   35
  Statement of Stockholders' (Deficiency) Equity............   36
  Statements of Cash Flows..................................   37
  Notes to Financial Statements.............................   38

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Capstone Turbine Corporation:

     We have audited the accompanying balance sheets of Capstone Turbine Corporation (the "Company") as of December 31, 1999 and 2000, and the related statements of operations, stockholders' (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Capstone Turbine Corporation as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 2, 2001

                          CAPSTONE TURBINE CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1999             2000
                                                              -------------    -------------
Current Assets:
  Cash and cash equivalents.................................  $   6,858,000    $ 236,947,000
  Accounts receivable, net of allowance for doubtful
    accounts of $50,000 in 1999 and
    $85,000 in 2000.........................................      2,425,000        3,664,000
  Inventory.................................................      8,803,000       14,123,000
  Prepaid expenses and other current assets.................      2,217,000        1,689,000
                                                              -------------    -------------
        Total current assets................................     20,303,000      256,423,000
                                                              -------------    -------------
Equipment and Leasehold Improvements:
  Machinery, equipment, and furniture.......................     11,824,000       13,664,000
  Leasehold improvements....................................        137,000        3,055,000
  Molds and tooling.........................................        541,000        1,331,000
                                                              -------------    -------------
                                                                 12,502,000       18,050,000
  Less accumulated depreciation and amortization............      4,570,000        6,434,000
                                                              -------------    -------------
        Total equipment and leasehold improvements..........      7,932,000       11,616,000
                                                              -------------    -------------
Deposits on Fixed Assets....................................      3,374,000        6,649,000
Other Assets................................................        422,000          302,000
Intangible Assets, Net......................................      4,896,000       27,028,000
                                                              -------------    -------------
        Total...............................................  $  36,927,000    $ 302,018,000
                                                              =============    =============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
  Accounts payable..........................................  $   1,728,000    $   4,728,000
  Accrued salaries and wages................................        677,000        1,135,000
  Other accrued liabilities.................................      2,340,000        1,282,000
  Accrued warranty reserve..................................      3,168,000        5,589,000
  Deferred revenue..........................................      4,696,000        4,064,000
  Current portion of capital lease obligations..............      1,400,000        1,497,000
                                                              -------------    -------------
        Total current liabilities...........................     14,009,000       18,295,000
                                                              -------------    -------------
Long-Term Portion of Capital Lease Obligations..............      4,499,000        3,999,000
                                                              -------------    -------------
Other long-term liabilities.................................                         342,000
                                                              -------------    -------------
Accrued Dividends Payable...................................      6,175,000               --
                                                              -------------    -------------
Commitments and Contingencies...............................             --               --
Redeemable Preferred Stock, 80,000,000 Shares Authorized:
    Series A preferred stock, $.001 par value; 6,570,000
     shares issued and outstanding (involuntary liquidation
     preference of $6,570,000, net of unamortized accretion
     of origination fees of $37,000) at December 31, 1999...     15,183,000               --
    Series B preferred stock, $.001 par value; 3,333,334
     shares issued and outstanding (involuntary liquidation
     preference of $5,000,000, net of unamortized accretion
     of origination fees of $34,000) at December 31, 1999...      8,928,000               --
    Series C preferred stock, $.001 par value; 7,655,018
     shares issued and outstanding (involuntary liquidation
     preference of $15,310,000, net of unamortized accretion
     of origination fees of $266,000) at December 31,
     1999...................................................     23,324,000               --
    Series D preferred stock, $.001 par value; 3,125,000
     shares issued and outstanding (involuntary liquidation
     preference of $12,500,000, net of unamortized accretion
     of origination fees of $14,000) at December 31, 1999...     14,313,000               --
    Series E preferred stock, $.001 par value; 10,664,111
     shares issued and outstanding (involuntary liquidation
     preference of $63,985,000, net of unamortized accretion
     of origination fees of $995,000) at December 31,
     1999...................................................     62,984,000               --
    Series F preferred stock, $.001 par value; 11,129,246
     shares issued and outstanding (involuntary liquidation
     preference of $22,258,000, net of unamortized accretion
     of origination fees of $2,697,000) at December 31,
     1999...................................................     20,903,000               --
Promissory notes associated with Series G preferred stock...     10,834,000               --
                                                              -------------    -------------
        Total redeemable preferred stock....................    156,469,000               --
                                                              -------------    -------------
Stockholders' (Deficiency) Equity:
  Common stock, $.001 par value; 415,000,000 shares
    authorized; 2,377,826, and 75,771,303 shares issued and
    outstanding at December 31, 1999 and 2000...............          2,000           76,000
  Additional paid-in capital................................             --      516,738,000
  Accumulated deficit.......................................   (144,227,000)    (237,432,000)
                                                              -------------    -------------
        Total stockholders' (deficiency) equity.............   (144,225,000)     279,382,000
                                                              -------------    -------------
        Total...............................................  $  36,927,000    $ 302,018,000
                                                              =============    =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                            STATEMENTS OF OPERATIONS

                                                            YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1998            1999            2000
                                                  ------------    ------------    -------------
Revenues:
  Product revenue...............................  $     76,000    $  6,694,000    $  23,163,000
  Contract revenue..............................         8,000              --               --
                                                  ------------    ------------    -------------
          Total revenues........................        84,000       6,694,000       23,163,000
Cost of Goods Sold..............................     5,335,000      15,629,000       27,815,000
                                                  ------------    ------------    -------------
Gross Loss......................................    (5,251,000)     (8,935,000)      (4,652,000)
Operating Costs and Expenses:
  Research and development......................    19,019,000       9,151,000       11,319,000
  Selling, general, and administrative..........    10,257,000      11,191,000       24,067,000
                                                  ------------    ------------    -------------
          Total operating costs and expenses....    29,276,000      20,342,000       35,386,000
Interest Income.................................     1,437,000         452,000        9,589,000
Interest Expense................................      (309,000)       (721,000)        (915,000)
Other (Expense)/Income..........................       327,000          17,000          (59,000)
                                                  ------------    ------------    -------------
Loss Before Income Taxes........................   (33,072,000)    (29,529,000)     (31,423,000)
Provision for Income Taxes......................         1,000           1,000            1,000
                                                  ------------    ------------    -------------
Net Loss........................................   (33,073,000)    (29,530,000)     (31,424,000)
                                                  ------------    ------------    -------------
Preferred Stock Dividends and Accretion.........    (2,096,000)    (26,700,000)    (559,862,000)
                                                  ------------    ------------    -------------
Net Loss Attributable to Common Stockholders....  $(35,169,000)   $(56,230,000)   $(591,286,000)
                                                  ============    ============    =============
Net Loss Per Share of Common Stock -- Basic and
  Diluted.......................................  $     (17.76)   $     (24.53)   $      (12.82)
                                                  ============    ============    =============
Weighted Average Common Shares Outstanding......     1,980,478       2,292,242       46,107,074
                                                  ============    ============    =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                           COMMON STOCK
                                                       ---------------------    ADDITIONAL
                                                         SHARES                  PAID-IN       ACCUMULATED
                                                       OUTSTANDING   AMOUNT      CAPITAL         DEFICIT          TOTAL
                                                       -----------   -------   ------------   -------------   -------------
BALANCE, JANUARY 1, 1998.............................   1,834,654      2,000             --     (56,059,000)    (56,057,000)
  Exchange of common stock...........................    (182,639)                  (70,000)                        (70,000)
  Exercise of stock options..........................     519,250                   145,000                         145,000
  Accretion of preferred stock.......................                               (75,000)       (295,000)       (370,000)
  Dividends accrued for Series A preferred stock.....                                              (329,000)       (329,000)
  Dividends accrued for Series B preferred stock.....                                              (157,000)       (157,000)
  Dividends accrued for Series C preferred stock.....                                              (333,000)       (333,000)
  Dividends accrued for Series D preferred stock.....                                              (231,000)       (231,000)
  Dividends accrued for Series E preferred stock.....                                              (676,000)       (676,000)
  Net loss...........................................                                           (33,073,000)    (33,073,000)
                                                       ----------    -------   ------------   -------------   -------------
BALANCE, DECEMBER 31, 1998...........................   2,171,265      2,000             --     (91,153,000)    (91,151,000)
  Common stock warrants granted......................                             2,969,000                       2,969,000
  Common stock options granted.......................                               135,000                         135,000
  Exercise of stock options and warrants.............     206,561                    53,000                          53,000
  Accretion of preferred stock.......................                            (3,157,000)    (21,637,000)    (24,794,000)
  Dividends accrued for Series A preferred stock.....                                              (363,000)       (363,000)
  Dividends accrued for Series B preferred stock.....                                              (174,000)       (174,000)
  Dividends accrued for Series C preferred stock.....                                              (368,000)       (368,000)
  Dividends accrued for Series D preferred stock.....                                              (255,000)       (255,000)
  Dividends accrued for Series E preferred stock.....                                              (747,000)       (747,000)
  Net loss...........................................                                           (29,530,000)    (29,530,000)
                                                       ----------    -------   ------------   -------------   -------------
BALANCE, DECEMBER 31, 1999...........................   2,377,826      2,000             --    (144,227,000)   (144,225,000)
  Common stock warrants granted......................                             8,132,000                       8,132,000
  Common stock options granted.......................                             1,744,000                       1,744,000
  Exercise of stock options and warrants.............  10,912,609     12,000      3,653,000                       3,665,000
  Repurchase of preferred stock......................                             2,209,000         454,000       2,663,000
  Accretion of preferred stock.......................                           (13,883,000)   (457,593,000)   (471,476,000)
  Dividends accrued for Series A preferred stock.....                                              (196,000)       (196,000)
  Dividends accrued for Series B preferred stock.....                                               (94,000)        (94,000)
  Dividends accrued for Series C preferred stock.....                                              (198,000)       (198,000)
  Dividends accrued for Series D preferred stock.....                                              (137,000)       (137,000)
  Dividends accrued for Series E preferred stock.....                                              (403,000)       (403,000)
  Beneficial conversion feature for Series G
    preferred stock..................................                                           (89,567,000)    (89,567,000)
  Dividends waived on preferred stock................                               440,000       6,309,000       6,749,000
  Conversion of preferred stock......................  51,312,037     51,000    341,296,000     479,644,000     820,991,000
  Issuance of common stock...........................  11,168,831     11,000    173,147,000                     173,158,000
  Net loss...........................................                                           (31,424,000)    (31,424,000)
                                                       ----------    -------   ------------   -------------   -------------
BALANCE, DECEMBER 31, 2000...........................  75,771,303    $76,000   $516,738,000   $(237,432,000)  $ 279,382,000
                                                       ==========    =======   ============   =============   =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1998           1999           2000
                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................  $(33,073,000)  $(29,530,000)  $(31,424,000)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................     1,660,000      2,356,000      7,126,000
     Provision for inventory reserve...............       681,000      1,120,000        407,000
     Inventory writedown to net realizable value...     4,225,000
  Loss on sale of equipment........................        30,000        239,000         95,000
  Non-employee stock compensation..................     1,050,000         80,000         60,000
  Employee stock compensation......................                      131,000      1,744,000
  Changes in operating assets and liabilities:
     Accounts receivable...........................        51,000     (2,329,000)    (1,239,000)
     Inventory.....................................    (9,318,000)    (1,220,000)    (5,727,000)
     Prepaid expenses and other assets.............       360,000     (1,328,000)       648,000
     Accounts payable..............................    (3,856,000)       497,000      2,999,000
     Accrued salaries and wages....................       106,000        157,000        458,000
     Other accrued liabilities.....................     1,930,000     (1,617,000)      (716,000)
     Accrued warranty reserve......................       (55,000)     2,295,000      2,421,000
     Deferred revenue..............................       (30,000)     4,696,000       (632,000)
                                                     ------------   ------------   ------------
          Net cash used in operating activities....   (36,239,000)   (24,453,000)   (23,780,000)
                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment and leasehold
     improvements..................................    (4,016,000)    (2,449,000)    (6,766,000)
  Proceeds from sale of equipment..................     3,140,000      2,338,000      1,221,000
  Deposits on fixed assets.........................    (2,133,000)       (78,000)    (3,275,000)
  Intangible assets................................                   (5,000,000)   (18,106,000)
                                                     ------------   ------------   ------------
          Net cash used in investing activities....    (3,009,000)    (5,189,000)   (26,926,000)
                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations...........      (517,000)    (1,119,000)    (1,608,000)
  Exercise of stock options and warrants...........       145,000         53,000      4,375,000
  Net proceeds from issuance of Series F preferred
     stock.........................................                   21,789,000
  Proceeds from promissory notes associated with
     Series G preferred stock......................                   10,834,000
  Net proceeds from issuance of Series G preferred
     stock.........................................                                 120,362,000
  Repurchase of preferred stock....................                                 (15,492,000)
  Net proceeds from issuance of common stock.......                                 173,158,000
                                                     ------------   ------------   ------------
          Net cash (used in) provided by financing
            activities.............................      (372,000)    31,557,000    280,795,000
                                                     ------------   ------------   ------------
Net (Decrease) Increase in Cash and Cash
  Equivalents......................................   (39,620,000)     1,915,000    230,089,000
Cash and Cash Equivalents, Beginning of Year.......    44,563,000      4,943,000      6,858,000
                                                     ------------   ------------   ------------
Cash and Cash Equivalents, End of Year.............  $  4,943,000   $  6,858,000   $236,947,000
                                                     ============   ============   ============
Supplemental Disclosures of Cash Flow Information--
  Cash paid during the year for:
     Interest......................................  $    309,000   $    630,000   $    770,000
     Income taxes..................................  $      1,000   $      1,000   $      1,000

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. DESCRIPTION OF THE COMPANY

     Capstone Turbine Corporation (the "Company") was formed to develop, manufacture, and market microturbine generator sets for use in stationary, vehicular, and other electrical distributed generation applications. The Company was organized in 1988 and has been commercially producing microturbines since 1998.

     The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs. To date, the Company has funded its activities primarily through private and public equity offerings.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents -- The Company considers only those investments that are highly liquid, readily convertible to cash and mature within three months from the date of purchase as cash equivalents.

     Depreciation and Amortization -- Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized over the period of the lease or the estimated useful lives of the assets, whichever is shorter. Amortization of assets under capital leases and intangible assets are included with depreciation and amortization expense. Depreciation and amortization expense was $1,660,000, $2,356,000 and $7,126,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     Long-Lived Assets -- The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value.

     Product and Contract Revenues -- The Company's policy is to recognize product revenue upon shipment of the product to the customer. There are no rights of return privileges on product sales.

     Warranty Policy -- Estimated future warranty obligations are provided for by charges to operations in the period in which the related revenue is recognized. The warranty reserve is based upon historical and projected product failure rates, estimated costs to repair or replace a unit and the number of units covered under the warranty period.

     Deferred Revenue -- Deferred revenue consists of customer deposits. Deferred revenue will be recognized upon shipment of the product to the customer.

     Accounting for Stock-Based Compensation -- Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models even though such models were developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company's stock option awards. Companies are permitted, however, to continue to apply Accounting Principle Board Opinion ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in its employee stock-based compensation arrangements (see Note
6). Expense for common stock options granted to non-employees is recorded based upon the fair value of the equity instrument awarded calculated through the use of an option-pricing model.

                          CAPSTONE TURBINE CORPORATION

     Risk Concentrations -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality institutions.

     The Company had sales to a single customer of $1,858,000 that represented approximately 28% of the Company's revenues for the year ended December 31, 1999. The Company had accounts receivable from two customers of approximately $613,000 and $277,000, respectively, that represented approximately 25% and 11%, respectively of total accounts receivable at December 31, 1999.

     The Company had sales to two customers of $5,069,000 and $2,374,000 that represented approximately 22% and 10%, respectively, of the Company's revenues for the year ended December 31, 2000. The Company had accounts receivable from two customers of approximately $809,000 and $715,000 that represented approximately 22% and 20%, respectively, of total accounts receivable at December 31, 2000.

     Estimates and Assumptions -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Net Loss Per Common Share -- Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding, was 1,980,478, 2,292,242 and 46,107,074 in 1998, 1999 and 2000, respectively. The impact of common stock options, outstanding preferred stock, warrants for preferred stock, and warrants for common stock have not been included for purposes of the computation of diluted earnings per share as their inclusion would have had an antidilutive effect on the per-share amounts for the periods presented; therefore, diluted loss per share is equal to basic loss per share. Antidilutive common stock options and warrants were 3,417,664, 14,303,142 and 1,984,874 in 1998, 1999 and
2000, respectively.

     Supplemental Cash Flow Information -- During 1998, 1999 and 2000, the Company financed machinery purchases of $3,162,000, $2,467,000 and $1,290,000, respectively, through capital lease obligations.

     During 1998, 1999 and 2000, the Company issued approximately $1,534,000, $76,000 and $60,000, respectively, of preferred stock for services rendered by several vendors. The expense was recorded at the fair value of services received.

     During 1999, the Company granted 12,000 common stock options to a consultant. The fair value of these options was determined to be $37,000. The expense will be recognized over the vesting period.

     Segment Reporting -- The Company is considered to be a single operating segment in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The business activities of said operating segment are the development, manufacture and sale of turbine generator sets. Following is the geographic revenue information:

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                   1998         1999          2000
                                                  -------    ----------    -----------
North America...................................  $84,000    $4,811,000    $13,913,000
Asia............................................       --     1,608,000      8,273,000
Europe..........................................       --       275,000        977,000
                                                  -------    ----------    -----------
Total Revenues..................................  $84,000    $6,694,000    $23,163,000
                                                  =======    ==========    ===========

                          CAPSTONE TURBINE CORPORATION

     New Accounting Pronouncement -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

 3. INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market. The amounts below are net of $3,243,000 and $1,546,000 of obsolescence reserves at December 31, 1999 and 2000, respectively.

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          2000
                                                     ----------    -----------
Raw materials......................................  $7,579,000    $10,133,000
Work in process....................................   1,036,000      3,354,000
Finished goods.....................................     188,000        636,000
                                                     ----------    -----------
                                                     $8,803,000    $14,123,000
                                                     ==========    ===========

 4. INCOME TAXES

     Significant components of the Company's deferred income tax assets (liabilities) and related valuation allowance at December 31, 1999 and 2000 are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                      1999            2000
                                                  ------------    ------------
Current deferred income tax assets:
  Inventory.....................................  $  1,389,000    $    662,000
  Warranty reserve..............................     1,356,000       2,384,000
  Other.........................................     1,033,000       2,810,000
Current deferred income tax liabilities:
  State taxes...................................    (3,968,000)     (4,838,000)
  Other.........................................      (549,000)     (1,863,000)
                                                  ------------    ------------
Net current deferred income tax asset
  (liability)...................................      (739,000)       (845,000)
                                                  ------------    ------------
Long-term deferred assets:
  Net operating loss carryforwards..............    43,656,000      56,274,000
  Tax credit carryforwards......................     8,117,000       8,093,000
                                                  ------------    ------------
Net long-term deferred income tax asset.........    51,773,000      64,367,000
Valuation allowance.............................   (51,034,000)    (63,522,000)
                                                  ------------    ------------
Total deferred income tax asset.................  $         --    $         --
                                                  ============    ============

     Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

                          CAPSTONE TURBINE CORPORATION

     The Company's net operating loss ("NOL") and tax credit carryforwards for federal and state income tax purposes at December 31, 2000 are as follows:

                                                                   EXPIRATION
                                                                     PERIOD
                                                                  ------------
Federal NOL.....................................  $135,857,000    2008 to 2020
State NOL.......................................   114,058,000    2001 to 2005
Federal tax credit carryforwards................     4,770,000    2008 to 2015
State tax credit carryforwards..................     3,322,000    2008 to 2015

     The net operating losses and tax credits can be carried forward to offset future taxable income, if any. Utilization of the net operating losses and tax credits are subject to a $57.6 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

     A reconciliation of income tax benefit to the federal statutory rate follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1998            1999            2000
                                           ------------    ------------    ------------
Federal income tax at the statutory
  rate...................................  $(11,245,000)   $(10,040,000)   $(10,680,000)
State taxes, net of federal benefit......    (2,017,000)     (2,610,000)     (2,800,000)
Other....................................    (3,277,000)        190,000         992,000
Valuation allowance......................    16,539,000      12,460,000      12,488,000
                                           ------------    ------------    ------------
                                           $         --    $         --    $         --
                                           ============    ============    ============

 5. CAPITAL STRUCTURE

     On May 26, 2000, a three-for-five reverse split of the Company's outstanding common stock became effective. All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect this stock split.

     In 1999, the Company received $10,834,000 in exchange for promissory notes associated with the Series G preferred stock from various stockholders. These notes represent promissory notes to the respective stockholders and bear interest from the deposit date until stock issuance at 5.54%. Interest expense associated with these notes was $90,000 and $145,000 for the years ended December 31, 1999 and 2000, respectively, all of which was payable on the stock issuance date.

     On February 24, 2000, the Company closed the Series G preferred stock issuance for $4.00 per share in a private placement. Proceeds, net of origination fees, to the Company approximated $131.1 million, of which $10.8 million was received in 1999. 35,683,979 shares of Series G were issued, which included 1,250,000 shares issued to an existing stockholder for no cash consideration (see Note 9) and 58,979 shares issued to holders of promissory notes for accrued interest. The Series G preferred stock was issued with a beneficial conversion feature as the fair value of the common stock into which the preferred stock was convertible exceeded the carrying value. The beneficial conversion feature was determined to be approximately $89.6 million. This amount was accounted for as a charge to accumulated deficit and an in-substance dividend to the preferred stockholders in February 2000 and accordingly increased the loss applicable to common stockholders. The Company issued 739,577 common stock warrants at a per share exercise price of $0.67 to an investment banker for services rendered in conjunction with the Series G preferred stock offering. The fair value of these warrants of $7.6 million was recorded as origination fees at the time of the Series G issuance.

     As part of a stock repurchase and settlement agreement entered into by the Company in May 2000, the Company reacquired 2,319,129 shares of Series E preferred stock for $6.68 per share, which was less than the carrying value on the reacquisition date. The excess carrying value over the reacquisition price of $2.2 million

                          CAPSTONE TURBINE CORPORATION
was recorded as additional paid-in capital and included as a component of net loss attributable to common stockholders during the fiscal year ended December 31, 2000.

     On June 28, 2000, the Company entered into an agreement to sell approximately 10.5 million shares of common stock at an offering price of $16.00 per share through an initial public stock offering. All of the shares issued in the public offering were sold by the Company. The gross proceeds from the initial public offering were $167.3 million and the Company incurred $13.7 million in costs in connection with the offering.

     Prior to the public offering, the Company had several series of preferred stock outstanding. It therefore accreted the difference between the redemption value of each series of preferred stock and the net proceeds received in each preferred stock offering under the effective interest method from the respective stock issuance date of each series to the respective redemption date. The accretion was recorded as a component of net loss attributable to common stockholders. The Company also recorded the accrual of preferred stock dividends under the effective interest method.

     As a result of the Company's public offering, the total remaining fair value accretion with respect to its preferred stock of $471.5 million was recorded as a component of net loss attributable to common stockholders during the fiscal year ended December 31, 2000. All outstanding shares of the Company's preferred stock converted into approximately 51.3 million shares of common stock as a result of the public offering. Of the $821.0 million carrying value of the preferred stock, $479.6 million was recorded as an increase to accumulated deficit and $341.3 million was recorded as an increase to additional paid-in capital, amounts equal to previously recorded accretion charges.

     The Company accrued $1.0 million in preferred stock dividends, which were recorded as a component of net loss attributable to common stockholders during the fiscal year ended December 31, 2000. $6.7 million in accrued preferred stock dividends were waived as a result of the automatic conversion of preferred stock into common stock and were also reversed, which resulted in an increase to accumulated deficit of $6.3 million and an increase to additional paid-in capital of $440,000, amounts equal to previously recorded dividend accrual charges.

     On November 16, 2000, the Company entered into an agreement to sell approximately 5.0 million shares of common stock at an offering price of $30.00 per share through a secondary public stock offering. Of the 5.0 million shares sold, the Company sold 714,286 shares and existing shareholders sold 4,285,714 shares. The gross proceeds to the Company from the secondary public stock offering were $21.4 million and the Company incurred approximately $1.8 million in costs in connection with the offering.

     On December 31, 2000, the Company issued 57,294 shares of common stock in conjunction with its Employee Stock Purchase Plan (see Note 6) and 478 shares of common stock to employees in consideration for services performed. During the fiscal year ended December 31, 2000, 9,962,509 shares of common stock were issued from the exercise of common and preferred stock warrants.

     In 1999, the Company granted 8,692,230 common stock warrants at a weighted average exercise price of $0.36. 8,396,624 warrants at an exercise price of $0.33 were issued to Series F preferred stock stockholders. The fair value on the date of grant was approximately $2,645,000, which was recorded as additional paid-in capital. 90,000 common stock warrants at an exercise price of $0.50 were granted to two stockholders relating to the Series G financing. The fair value on the date of grant was approximately $263,000, which was recorded as additional paid-in capital. 40,606 common stock warrants at an exercise price of $5.00 were granted to a lessor. The fair value on the date of grant was approximately $61,000, which was recorded as a prepaid asset and additional paid-in capital (see Note 9). The prepaid asset is being amortized as rent expense over the related lease term. The Company also granted 165,000 warrants at an exercise price of $0.50 to two stockholders relating to the Series G financing. The fair value of $483,000 was recorded as a liability at December 31, 1999. Upon issuance in January 2000 the fair value was recorded as additional paid-in capital. The fair values of the common stock warrants were determined using the Black-Scholes model.

                          CAPSTONE TURBINE CORPORATION

     During 1998, prior to the 3-for-5 reverse stock split, the Company issued 170,000 shares of Series A, 53,407 shares of Series B and 80,992 shares of Series E preferred stock to various common stockholders in a one-for-one exchange for common stock.

     As of December 31, 2000 there were no warrants outstanding for the Company's stock.

 6. STOCK OPTION PLANS

     In June 2000, the Company adopted the 2000 Equity Incentive Plan, as a successor plan to the 1993 Incentive Stock Plan. The 2000 Plan provides for awards of up to 3,300,000 shares of common stock, plus 493,709 shares previously authorized and remaining available under the 1993 Plan.

     In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the granting of Purchase Rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the Purchase Rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of Purchase Rights. The maximum amount that an employee can contribute during a Purchase Right Period is $25,000 or 15% of the employee's regular compensation. Under the Purchase Plan, the exercise price of a Purchase Right will be the lesser of 85% of the fair market value of such shares on the first day of the Purchase Right Period or the last day of the Purchase Right Period. For this purpose, the fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question.

     Prior to 1999, the Company issued common stock options at exercise prices equal to, or greater than, the fair value of its common stock. Accordingly, no stock-based compensation was recorded for those periods.

     During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded employee stock-based compensation expense of $131,000 and $1,744,000 for the years ended December 31, 1999 and 2000, respectively. Stock-based compensation expense for the year ended December 31, 1999 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $2,000, $24,000 and $105,000, respectively. Stock-based compensation expense for year ended December 31, 2000 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $64,000, $305,000, and $1,375,000, respectively. As of December 31, 2000, the Company had $6.2 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004.

                          CAPSTONE TURBINE CORPORATION

     Information relating to the outstanding stock options is as follows:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------    --------------
Outstanding at January 1, 1998......................  1,866,720        $0.43
  Granted...........................................  1,604,100         1.32
  Exercised.........................................   (519,250)        0.28
  Canceled..........................................   (292,694)        0.55
                                                      ---------        -----
Outstanding at December 31, 1998....................  2,658,876         0.98
  Granted...........................................  2,952,720         0.37
  Exercised.........................................   (133,348)        0.30
  Canceled..........................................   (387,911)        1.02
                                                      ---------        -----
Outstanding at December 31, 1999....................  5,090,337         0.63
  Granted...........................................  1,515,600         8.39
  Exercised.........................................   (892,328)        0.51
  Canceled..........................................    (47,512)        3.41
                                                      ---------        -----
Outstanding at December 31, 2000....................  5,666,097        $2.61
                                                      =========        =====

     Additional information regarding options outstanding at December 31, 2000, is as follows:

                                                                                           OPTIONS
                                           OPTIONS OUTSTANDING                           EXERCISABLE
                            --------------------------------------------------    --------------------------
                                                     WEIGHTED-
                                                      AVERAGE         WEIGHTED                      WEIGHTED
                             NUMBER OF SHARES        REMAINING        AVERAGE     EXERCISABLE AT    AVERAGE
                              OUTSTANDING AT      CONTRACTUAL LIFE    EXERCISE     DECEMBER 31,     EXERCISE
     EXERCISE PRICES        DECEMBER 31, 2000        (IN YEARS)        PRICE           2000          PRICE
     ---------------        ------------------    ----------------    --------    --------------    --------
Less than $1.00...........      3,990,987               7.9            $ 0.55       1,868,795        $ 0.65
$1.01 to $10.00...........      1,361,910               9.0            $ 4.33         112,329        $ 2.50
Greater than $10.00.......        313,200               9.1            $21.46           3,750        $16.00
                                ---------                                           ---------
                                5,666,097               8.2            $ 2.61       1,984,874        $ 0.79
                                =========                                           =========

     As of December 31, 2000, 3,480,509 shares were available for future grant.

     If the Company recognized employee stock option-related compensation expense in accordance with SFAS No. 123 and used the minimum value method for 1998 and 1999 and the Black-Scholes method for 2000 for determining the fair value of options granted, the net loss attributable to common stockholders and net loss per share -- basic and diluted would have been $35,370,000 and $17.86, respectively, for the year ended December 31, 1998, $56,739,000 and $24.75, respectively, for the year ended December 31, 1999 and $594,940,000 and $12.90, respectively, for the year ended December 31, 2000.

     In computing the impact of SFAS No. 123, the weighted-average fair value of $0.37, $0.45 and $9.12 for 1998, 1999 and 2000 stock option grants, respectively, was estimated at the dates of grant using the minimum value model with the following assumptions for 1998, 1999 and 2000: risk-free interest rate of approximately 5.3, 5.4 and 6.2 percent, respectively, and no assumed dividend yield. The weighted average expected life of the options was 6, 4, and 4 years for 1998, 1999 and 2000, respectively. The volatility used for 2000 was 95%.

     For purposes of determining the SFAS No. 123 pro forma compensation expense, the weighted-average fair value of the options is amortized over the vesting period.

                          CAPSTONE TURBINE CORPORATION

 7. COMMITMENTS AND CONTINGENCIES

     At December 31, 1999 and 2000, respectively, the Company had equipment under capital leases with a cost of $7,703,000 and $8,208,000 and accumulated amortization of $2,276,000 and $3,440,000, respectively. The lease terms range from three to five years. The deferred gain on sale-leaseback capital lease obligations was $122,000 and $109,000 as of December 31, 1999 and 2000, respectively, which is being recognized as an offset to amortization expense over the useful life of the asset. The related assets collateralize the capital lease obligations.

     The Company leases office, manufacturing and warehouse space under various non-cancelable operating leases. Rent expense related to these leases amounted to approximately $819,000, $954,000 and $1,191,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     At December 31, 2000, the Company's commitments under non-cancelable operating and capital leases were as follows:

                                                               2000
                                                     -------------------------
                                                      OPERATING      CAPITAL
              YEAR ENDING DECEMBER 31                  LEASES         LEASES
              -----------------------                -----------    ----------
2001...............................................  $ 1,249,000    $2,143,000
2002...............................................    1,282,000     1,849,000
2003...............................................    1,324,000     1,821,000
2004...............................................    1,363,000       946,000
2005...............................................    1,396,000            --
Thereafter.........................................    7,029,000            --
                                                     -----------    ----------
          Total minimum lease payments.............  $13,643,000     6,759,000
                                                     ===========    ----------
Less amount representing interest..................                  1,263,000
                                                                    ----------
  Net present value................................                  5,496,000
Less current portion...............................                  1,497,000
                                                                    ----------
Long-term portion..................................                 $3,999,000
                                                                    ==========

     In August 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier, requiring a total of $9.1 million in payments. $6.1 million was paid as of December 31, 2000 and the balance is owed based on various milestones through April 2001. Under the terms of the Agreements, the Company will acquire fixed assets and manufacturing technology, which will provide the Company with the ability to manufacture components previously purchased from the supplier. The Agreements require the Company to pay a per-unit royalty fee over a seventeen-year period. As a result of these agreements, the Company and supplier mutually terminated any obligations under their prior agreements.

     The Company also has at December 31, 1999 and 2000, $3,374,000 and $6,649,000, respectively, of deposits with several companies for machinery and tooling for future production in the normal course of business, respectively.

     In 2000, the Company was awarded a $10 million grant from the United States Department of Energy to develop an Advanced Microturbine System. The $10 million grant is to be distributed over a five-year period. The program is estimated to cost $23.0 million over the five years, which would require the Company to provide approximately $13.0 million of its own research and development expenditures.

     The Company is involved in various legal proceedings, claims, and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such legal proceedings, claims, and litigation will not have a material adverse affect the Company's financial statements.

                          CAPSTONE TURBINE CORPORATION

 8. EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to 15 percent of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are to be determined by the Board of Directors. No Company contributions have been made to the plan since its inception.

 9. RELATED PARTY TRANSACTIONS

     During 1998, the Company was reimbursed $39,000 by a related company for the use of the Company's office facility as well as for other expenses.

     In 1999 and 2000, the Company entered into non-exclusive marketing agreements with various distributors. These agreements included product purchase and equity investment commitments in Series G preferred stock on behalf of the distributors. Sales to these distributors were $1.0 million and $2.0 million in 1999 and 2000, respectively, and deferred revenue amounted to approximately $4.2 million and $2.3 million as of December 31, 1999 and 2000, respectively. Promissory notes related to Series G preferred stock from these distributors amounted to $6.2 million as of December 31, 1999.

     In 1999, the Company reacquired contractual marketing rights for certain territories from a shareholder. As part of the agreement, the Company paid $5.0 million in 1999 and $4.0 million in January 2000. In February 2000, the Company issued 1,250,000 shares of Series G preferred stock with a fair value of $8.3 million as part of the consideration paid to reacquire the marketing rights. Because the stock issuance was part of the consideration, it was recorded at its fair value in accordance with SFAS 123. In addition, the agreement for the repurchase of the marketing rights provided for the acceleration of future royalty payments in the event of an initial public offering. In July 2000, the Company paid $11.0 million in royalty payments, consisting of $204,000 in a previously recorded royalty liability and $10.8 million in an accelerated royalty liability. As of December 31, 2000, the Company has recorded as an intangible asset $24.0 million reflecting the $28.0 million repurchase of marketing rights, net of accumulated amortization of $4.0 million. The marketing rights are being amortized over the original agreement period of 6 years and the Company recorded $104,000 and $3.9 million of amortization expense in selling, general, and administrative expenses for the for the fiscal years ended December 31, 1999 and 2000, respectively.

     During 2000, the Company loaned an aggregate of $300,000 to two of its senior vice presidents. The loans are secured by deeds of trusts and bear interest at 6.80%. As of December 31, 2000, $300,000 of the principal amounts of the loans were outstanding, of which $150,000 is due within one year.

     During 1999, the Company granted a lessor 40,606 common stock warrants. The fair value on the date of grant was approximately $61,000, which was recorded as additional paid-in capital.

                                  * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Capstone had no changes in independent auditors during the fiscal years ended December 31, 1999 and 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 is incorporated by reference from Capstone's definitive proxy statement for its 2001 annual meeting of stockholders, scheduled to be held on May 9, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference from Capstone's definitive proxy statement for its 2001 annual meeting of stockholders, scheduled to be held on May 9, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference from Capstone's definitive proxy statement for its 2001 annual meeting of stockholders, scheduled to be held on May 9, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference from Capstone's definitive proxy statement for its 2001 annual meeting of stockholders, scheduled to be held on May 9, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)1. Index to Financial Statements.

                                                                    PAGE
                    CAPSTONE TURBINE CORPORATION                  REFERENCE
                    ----------------------------                  ---------
      Report of Deloitte & Touche LLP...........................  33
      Balance Sheets as of December 31, 2000 and December 31,
         1999...................................................  34
      Statements of Operations for fiscal years ended December
         31, 2000, December 31, 1999 and December 31, 1998......  35
      Statements of Stockholders' (Deficiency) Equity for fiscal years ended December 31, 2000, December 31, 1999 and
         December 31, 1998......................................  36
      Statements of Cash Flows for fiscal years ended December
         31, 2000, December 31, 1999 and December 31, 1998......  37
      Notes to Financial Statements.............................  38

     (a)2. Financial Statement Schedules.

                                                                    PAGE
                                                                  REFERENCE
                                                                  ---------
      Report of Deloitte & Touche LLP...........................  51
      Schedule II -- Valuation and Qualifying Accounts..........  52

     All other schedules have been omitted since they are either not required or the information is provided in this Annual Report, including in the financial statements included herewith.

     (a)3. Index to Exhibits.

     The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1(2)    Second Amended and Restated Certificate of Incorporation of
               Capstone Turbine.
     3.2(2)    Amended and Restated Bylaws of Capstone Turbine.
     4.1(2)    Specimen stock certificate.
     9.1(2)    Investor Rights Agreement.
     9.2(2)    Amendment No. 1 to Investors Rights Agreement.
     9.3(3)    Amendment No. 2 to Investors Rights Agreement.
     9.4(3)    Amendment No. 3 to Investors Rights Agreement.
    10.1(2)    Lease between Capstone Turbine and Northpark
               Industrial -- Leahy Division LLC, dated December 1, 1999,
               for leased premises at 21211 Nordhoff Street, Chatsworth,
               California.
    10.2(2)    1993 Incentive Stock Option Plan.
    10.3(2)    Employee Stock Purchase Plan.
    10.4(2)    2000 Equity Incentive Plan.
    10.5(4)    Transition Agreement, dated August 2, 2000, by and between
               Capstone Turbine and Solar Turbines Incorporated.
    10.6(4)    Amended and Restated License Agreement, dated August 2,
               2000, by and between Solar Turbines Incorporated and
               Capstone Turbine.
    16.1(2)    Letter from Ernst & Young regarding change in independent
               auditors.
    21.1(1)    List of Subsidiaries of Registrant.
    23.1(1)    Consent of Deloitte & Touche LLP.
    24.1(1)    Power of Attorney (included in the signature page of this
               Form 10-K).

- ---------------
(1) Filed herewith.

(2) Incorporated by reference to Capstone Turbine's Registration Statement on Form S-1 (File No. 333-33024).

(3) Incorporated by reference to Capstone Turbine's Registration Statement on Form S-1 (File No. 333-48524).

(4) Incorporated by reference to Capstone Turbine's Current Report on Form 8-K filed on October 16, 2000.

     (b) Reports on Form 8-K.

     Capstone Turbine filed a Current Report on Form 8-K on October 16, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.

                                          CAPSTONE TURBINE CORPORATION

                                          By:       /s/ JEFFREY WATTS
                                            ------------------------------------
                                                       Jeffrey Watts
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Secretary

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute Ake Almgren and Jeffrey Watts, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 30th day of March, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                       SIGNATURE                                             TITLE
                       ---------                                             -----
                  /s/ DR. AKE ALMGREN                         Chief Executive Officer and Director
- --------------------------------------------------------         (Principal Executive Officer)
                    Dr. Ake Almgren

                   /s/ JEFFREY WATTS                                Chief Financial Officer
- --------------------------------------------------------  (Principal Financial and Accounting Officer)
                     Jeffrey Watts

                    /s/ RICHARD AUBE                                        Director
- --------------------------------------------------------
                      Richard Aube

                    /s/ JOHN JAGGERS                                        Director
- --------------------------------------------------------
                      John Jaggers

                 /s/ JEAN-RENE MARCOUX                                      Director
- --------------------------------------------------------
                   Jean-Rene Marcoux

                 /s/ BENJAMIN M. ROSEN                                      Director
- --------------------------------------------------------
                   Benjamin M. Rosen

                     /s/ ERIC YOUNG                                         Director
- --------------------------------------------------------
                       Eric Young

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Capstone Turbine Corporation:

     We have audited the financial statements of Capstone Turbine Corporation as of December 31, 1999 and 2000, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 2, 2001; included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Capstone Turbine Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

LOS ANGELES, CALIFORNIA
FEBRUARY 2, 2001

                                                                     SCHEDULE II

                          CAPSTONE TURBINE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

                                            BALANCE AT    ADDITIONS     DEDUCTIONS     BALANCE
                                            BEGINNING     CHARGED TO       FROM         AT END
                                             OF YEAR      OPERATIONS     RESERVE       OF YEAR
                                            ----------    ----------    ----------    ----------
Allowance for doubtful accounts year
  ended:
  December 31, 1998.......................  $   10,000    $    3,000    $   10,000    $    3,000
  December 31, 1999.......................       3,000        50,000         3,000        50,000
  December 31, 2000.......................      50,000        35,000            --        85,000
Reserve for inventory obsolescence year
  ended:
  December 31, 1998.......................   4,050,000       681,000     2,194,000     2,537,000
  December 31, 1999.......................   2,537,000     1,120,000       414,000     3,243,000
  December 31, 2000.......................   3,243,000       407,000     2,104,000     1,546,000
Warranty reserve year ended:
  December 31, 1998.......................     928,000       261,000       316,000       873,000
  December 31, 1999.......................     873,000     2,643,000       348,000     3,168,000
  December 31, 2000.......................   3,168,000     4,569,000     2,148,000     5,589,000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 3.1(2)   Second Amended and Restated Certificate of Incorporation of
          Capstone Turbine.
 3.2(2)   Amended and Restated Bylaws of Capstone Turbine.
 4.1(2)   Specimen stock certificate.
 9.1(2)   Investor Rights Agreement.
 9.2(2)   Amendment No. 1 to Investors Rights Agreement.
 9.3(3)   Amendment No. 2 to Investors Rights Agreement.
 9.4(3)   Amendment No. 3 to Investors Rights Agreement.
10.1(2)   Lease between Capstone Turbine and Northpark
          Industrial -- Leahy Division LLC, dated December 1, 1999,
          for leased premises at 21211 Nordhoff Street, Chatsworth,
          California.
10.2(2)   1993 Incentive Stock Option Plan.
10.3(2)   Employee Stock Purchase Plan.
10.4(2)   2000 Equity Incentive Plan.
10.5(4)   Transition Agreement, dated August 2, 2000, by and between
          Capstone Turbine and Solar Turbines Incorporated.
10.6(4)   Amended and Restated License Agreement, dated August 2,
          2000, by and between Solar Turbines Incorporated and
          Capstone Turbine.
16.1(2)   Letter from Ernst & Young LLP regarding change in
          independent auditors.
21.1(1)   List of Subsidiaries of Registrant.
23.1(1)   Consent of Deloitte & Touche LLP.
24.1(1)   Power of Attorney (included in the signature page of this
          Form 10-K).

- ---------------
(1) Filed herewith.

(2) Incorporated by reference to Capstone Turbine's Registration Statement on Form S-1 (File No. 333-33024).

(3) Incorporated by reference to Capstone Turbine's Registration Statement on Form S-1 (File No. 333-48524).

(4) Incorporated by reference to Capstone Turbine's Current Report on Form 8-K filed on October 16, 2000.