Form 10-Q
period 2001-03-31
CAPSTONE TURBINE CORP
filed 2001-04-30
CIK 1009759

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 001-15952
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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 76,314,943.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CAPSTONE TURBINE CORPORATION

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I -- FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets as of December 31, 2000 and
            March 31, 2001............................................     1
          Consolidated Statements of Operations for the Three Months
            Ended March 31, 2000 and March 31, 2001...................     2
          Consolidated Statements of Stockholders' Equity for the
            Three Months Ended March 31, 2000 and March 31, 2001......     3
          Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2000 and March 31, 2001...................     4
          Notes to Financial Statements...............................     5
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations Overview........................     7
          Three Months Ended March 31, 2001 Compared to Three Months
            Ended March 31, 2000......................................     7
          Liquidity and Capital Resources.............................     8
Item 3.   Qualitative and Quantitative Disclosures About Market
            Risk......................................................     9
          Business Risks..............................................    10

PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    19
Item 2.   Changes in Securities and Use of Proceeds...................    19
Item 3.   Defaults Upon Senior Securities.............................    19
Item 4.   Submission of Matters to a Vote of Security Holders.........    19
Item 5.   Other Information...........................................    19
Item 6.   Exhibits and Reports on Form 8-K............................    19
Signatures............................................................    21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CAPSTONE TURBINE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,       MARCH 31,
                                                                  2000             2001
                                                              -------------    -------------
Current Assets:
  Cash and cash equivalents.................................  $ 236,947,000    $ 217,718,000
  Accounts receivable, net of allowance for doubtful
     accounts of $85,000 at December 31, 2000 and $87,000 at
     March 31, 2001.........................................      3,664,000        6,753,000
  Inventory.................................................     14,123,000       15,570,000
  Prepaid expenses and other current assets.................      1,689,000        1,192,000
                                                              -------------    -------------
          Total current assets..............................    256,423,000      241,233,000
                                                              -------------    -------------
Equipment and Leasehold Improvements:
  Machinery, equipment and furniture........................     13,664,000       13,879,000
  Leasehold improvements....................................      3,055,000        3,064,000
  Molds and tooling.........................................      1,331,000        1,547,000
                                                              -------------    -------------
                                                                 18,050,000       18,490,000
Less accumulated depreciation and amortization..............      6,434,000        6,703,000
                                                              -------------    -------------
          Total equipment and leasehold improvements........     11,616,000       11,787,000
                                                              -------------    -------------
Deposits on fixed assets....................................      6,649,000       11,015,000
Other assets................................................        302,000          334,000
Intangible assets, net......................................     27,028,000       26,162,000
                                                              -------------    -------------
          Total.............................................  $ 302,018,000    $ 290,531,000
                                                              =============    =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   4,728,000    $   4,486,000
  Accrued salaries and wages................................      1,135,000        1,094,000
  Other accrued liabilities.................................      1,282,000        1,310,000
  Accrued warranty reserve..................................      5,589,000        5,148,000
  Deferred revenue..........................................      4,064,000        2,208,000
  Current portion of capital lease obligations..............      1,497,000        1,464,000
                                                              -------------    -------------
          Total current liabilities.........................     18,295,000       15,710,000
                                                              -------------    -------------
Non-current Liabilities:
  Long-term portion of capital lease obligations............      3,999,000        3,618,000
  Other long-term liabilities...............................        342,000          375,000
                                                              -------------    -------------
          Total non-current liabilities.....................      4,341,000        3,993,000
                                                              -------------    -------------
Commitments and Contingencies...............................             --               --
Stockholders' Equity:
  Common stock, $.001 par value; 415,000,000 shares
     authorized; 75,771,303 and 76,314,943 shares issued and
     outstanding at December 31, 2000 and March 31, 2001,
     respectively...........................................         76,000           76,000
  Additional paid in capital................................    516,738,000      517,653,000
  Accumulated deficit.......................................   (237,432,000)    (246,901,000)
                                                              -------------    -------------
          Total stockholders' equity........................    279,382,000      270,828,000
                                                              -------------    -------------
          Total.............................................  $ 302,018,000    $ 290,531,000
                                                              =============    =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2000             2001
                                                              -------------    ------------
Revenues....................................................  $   3,746,000    $  8,906,000
Cost of Goods Sold..........................................      5,124,000       8,583,000
                                                              -------------    ------------
Gross (Loss) Profit.........................................     (1,378,000)        323,000
Operating Costs and Expenses:
  Research and development..................................      2,441,000       2,770,000
  Selling, general and administrative.......................      4,384,000       9,844,000
                                                              -------------    ------------
          Total operating costs and expenses................      6,825,000      12,614,000
                                                              -------------    ------------
Loss from operations........................................     (8,203,000)    (12,291,000)
Interest Income.............................................        723,000       3,044,000
Interest Expense............................................       (336,000)       (167,000)
Other Income (Expense)......................................          6,000         (54,000)
                                                              -------------    ------------
Loss Before Income Taxes....................................     (7,810,000)     (9,468,000)
Provision for Income Taxes..................................          1,000           1,000
                                                              -------------    ------------
Net Loss....................................................     (7,811,000)     (9,469,000)
                                                              -------------    ------------
Preferred Stock Dividends and Accretions....................   (139,932,000)
                                                              -------------    ------------
Net Loss Attributable to Common Shareholders................  $(147,743,000)   $ (9,469,000)
                                                              =============    ============
Weighted Average Common Shares Outstanding..................      4,048,970      76,048,770
                                                              =============    ============
Net Loss Per Share of Common Stock -- Basic and Diluted.....  $      (36.49)   $      (0.12)
                                                              =============    ============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 2001
                                  (UNAUDITED)

                                 COMMON STOCK
                             ---------------------    ADDITIONAL
                               SHARES                  PAID IN       ACCUMULATED
                             OUTSTANDING   AMOUNT      CAPITAL         DEFICIT          TOTAL
                             -----------   -------   ------------   -------------   -------------
BALANCE, DECEMBER 31,
  1999.....................   2,377,826    $ 2,000             --   $(144,227,000)  $(144,225,000)
Common stock warrants
  granted..................                             8,132,000                       8,132,000
Stock based compensation...                               269,000                         269,000
Exercise of stock options
  and warrants.............   2,873,409      3,000      1,079,000                       1,082,000
Accretion of preferred
  stock....................                            (9,480,000)    (40,377,000)    (49,857,000)
Dividends accrued for
  preferred stock..........                                              (508,000)       (508,000)
Beneficial conversion
  feature for Series G
  Preferred stock..........                                           (89,567,000)    (89,567,000)
Net loss...................                                            (7,811,000)     (7,811,000)
                             ----------    -------   ------------   -------------   -------------
BALANCE, MARCH 31, 2000....   5,251,235    $ 5,000   $         --   $(282,490,000)  $(282,485,000)
                             ==========    =======   ============   =============   =============

BALANCE, DECEMBER 31,
  2000.....................  75,771,303    $76,000   $516,738,000   $(237,432,000)  $ 279,382,000
Stock based compensation...                               485,000                         485,000
Exercise of stock
  options..................     543,640                   540,000                         540,000
Stock issuance costs.......                              (110,000)                       (110,000)
Net loss...................                                            (9,469,000)     (9,469,000)
                             ----------    -------   ------------   -------------   -------------
BALANCE, MARCH 31, 2001....  76,314,943    $76,000   $517,653,000   $(246,901,000)  $ 270,828,000
                             ==========    =======   ============   =============   =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                  2000            2001
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (7,811,000)   $ (9,469,000)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,250,000       2,224,000
     Provision for doubtful accounts........................                        30,000
     Loss on disposal of equipment..........................                        68,000
     Non-employee stock compensation........................        60,000          10,000
     Employee stock compensation............................       269,000         475,000
     Changes in operating assets and liabilities:
       Accounts receivable..................................       128,000      (3,119,000)
       Inventory............................................    (2,409,000)     (1,447,000)
       Prepaid expenses and other current assets............       933,000         465,000
       Accounts payable.....................................       (22,000)       (242,000)
       Accrued salaries and wages...........................      (112,000)        (41,000)
       Other accrued liabilities............................       (27,000)         61,000
       Accrued warranty reserve.............................     1,017,000        (441,000)
       Deferred revenue.....................................     4,736,000      (1,856,000)
                                                              ------------    ------------
          Net cash used in operating activities.............    (1,988,000)    (13,282,000)
                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment and leasehold improvements.......      (328,000)     (1,075,000)
  Proceeds from sale of equipment...........................       791,000
  Deposits on fixed assets..................................       (29,000)     (4,366,000)
  Intangible assets.........................................    (4,000,000)       (557,000)
                                                              ------------    ------------
          Net cash used in investing activities.............    (3,566,000)     (5,998,000)
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations....................      (368,000)       (379,000)
  Exercise of stock options and warrants....................     1,082,000         540,000
  Stock issuance costs......................................                      (110,000)
  Net proceeds from issuance of Series G preferred stock....   120,363,000
                                                              ------------    ------------
          Net cash provided by financing activities.........   121,077,000          51,000
                                                              ------------    ------------
  Net Increase (Decrease) in Cash and Cash Equivalents......   115,523,000     (19,229,000)
  Cash and Cash Equivalents, Beginning of Period............     6,858,000     236,947,000
                                                              ------------    ------------
  Cash and Cash Equivalents, End of Period..................  $122,381,000    $217,718,000
                                                              ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $    190,000    $    167,000
     Income taxes...........................................  $      1,000    $      1,000

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     Organization. In February 2001, the Company formed a wholly owned subsidiary, Capstone California Corporation, to provide direct sales of products to the California market.

     Basis of Consolidation. The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary, after elimination of inter-company transactions.

 2. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities and Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 was derived from audited financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                          CAPSTONE TURBINE CORPORATION

                                  (UNAUDITED)

 4. SEGMENT REPORTING

     The Company is considered to be a single operating segment in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The business activities of said operating segment are the development, manufacture and sale of turbine generator sets. Following is the geographic revenue information:

                                                 THREE-MONTHS       THREE-MONTHS
                                                ENDED MARCH 31,    ENDED MARCH 31,
                                                     2000               2001
                                                ---------------    ---------------
North America.................................    $2,519,000         $5,407,000
Asia..........................................     1,161,000          2,697,000
Europe........................................        66,000            447,000
South America.................................            --            204,000
Africa........................................            --            151,000
                                                  ----------         ----------
          Total...............................    $3,746,000         $8,906,000
                                                  ==========         ==========

 5. INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market.

                                                    DECEMBER 31,     MARCH 31,
                                                        2000           2001
                                                    ------------    -----------
Raw materials.....................................  $10,133,000     $13,966,000
Work in process...................................    3,354,000       1,538,000
Finished goods....................................      636,000          66,000
                                                    -----------     -----------
          Total...................................  $14,123,000     $15,570,000
                                                    ===========     ===========

 6. STOCK BASED COMPENSATION

     During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense of $269,000 and $475,000 for the three-month periods ended March 31, 2000 and 2001, respectively. Stock-based compensation expense for the three-month period ended March 31, 2000 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $11,000, $61,000 and $197,000, respectively. Stock-based compensation expense for the three-month period ended March 31, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $17,000, $85,000, and $373,000, respectively. As of March 31, 2001, the Company had $5.5 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004, as the amortization is based on the vesting period.

 7. COMMITMENTS AND CONTINGENCIES

     In August 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier, requiring a total of $9.1 million in upfront payments. Under the terms of the Agreements, the Company acquired fixed assets and manufacturing technology, which provide the Company with the ability to manufacture components previously purchased from the supplier. During the three-month period ending March 31, 2001, the Company completed its upfront payments under the Agreements. The Company is required to pay a per unit royalty fee over a seventeen-year period.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes included in this Form 10-Q and within Capstone's Annual Report on Form 10-K. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under "Business Risks" in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

     We began commercial sales of our units in 1998, targeting the emerging distributed generation industry that is being driven by fundamental changes in power requirements. We are currently focusing on growth of our sales and marketing efforts, development of new products, acquisition of intellectual property rights and manufacturing facility expansion, which will result in higher operating expenses. We intend to achieve long-run profitability through production efficiencies and economies of scale. During the three-month period ending March 31, 2001, we formed a wholly owned subsidiary, Capstone California Corporation, in response to the current energy situation in California; we completed our upfront payments to acquire intellectual property from a former supplier; we continued our effort to manufacture recuperator cores by the third quarter of 2001 at a new facility by acquiring more equipment and adding leasehold improvements; and we continued working to develop new, higher profit-margin products.

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

     We continue to generate operating losses and we expect to continue to sustain operating losses through at least fiscal year 2002. Our sales cycles vary by application and geographic region, and in many cases require long lead times between identifying customer needs and providing commercially available solutions. As a result of anticipated increases in our operating expenses resulting from our expansion and the difficulty in forecasting revenue levels, we expect our quarterly performance to fluctuate. We are also a young company with respect to sales growth, and therefore period-to-period comparisons between years may not necessarily be meaningful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Revenues. Revenues for the three months ended March 31, 2001 increased $5.2 million to $8.9 million compared to $3.7 million for the three months ended March 31, 2000. The increase in revenues is attributable to greater sales to a larger customer base, which has resulted from expanding our marketing efforts. Revenues for the three months ending March 31, 2001 were derived from unit sales of our 30-kilowatt and 60-kilowatt products. Revenues for the three months ending March 31, 2000 were derived primarily from unit sales of only our 30-kilowatt products. These units were used for various commercial applications and operated using different fuel types. During the three months ended March 31, 2001, we shipped 307 units, an increase of 181 units over the 126 units we shipped in the three months ended March 31, 2000.

     Gross Profit. Cost of goods sold includes direct material costs, assembly and testing, compensation and benefits, overhead allocations for facilities and administration, and warranty reserve charges. Our gross profit for the three months ended March 31, 2001 decreased $1.7 million to $323,000 compared to a gross loss of ($1.4) million for the three months ended March 31, 2000. Gross loss as a percentage of revenue declined as production overhead costs were allocated over larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to costs of goods sold. The warranty reserve charge decreased $778,000 to $594,000 for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000 as warranty charges per unit for our 30-kilowatt products have declined based on our actual warranty loss experience.

     Research and Development Expenses. Research and development expenses include compensation, the engineering department overhead allocations for administration and facilities, and material costs associated with development. Research and development expenses were primarily for expanding the functionality of our 60-kilowatt family of products and for next generation products. Research and development expenses for the three-months ended March 31, 2001 increased $329,000, or 13%, to $2.8 million compared to $2.4 million for the three-months ended March 31, 2000.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses for the three months ended March 31, 2001 increased $5.4 million, or 125%, to $9.8 million compared to $4.4 million for the three months ended March 31, 2000. The primary cause of the increase was $2.1 million in pre-production costs associated with the Company's core manufacturing. The Company continues to expand its selling and marketing efforts through increases in staff headcount and related overhead expenses, and we anticipate this trend to continue as we enter into new markets and develop sales and marketing programs. $186,000 of the increase was attributable to non-cash, stock-based compensation expense and $803,000 to marketing rights amortization expense relating to the repurchase of marketing rights from Fletcher Challenge Limited. Stock-based compensation expense will continue at least through 2004, as the expense is based on the vesting period of the underlying instruments. Marketing rights amortization expense will continue through 2005, as the expense is being amortized over the original term of the contract.

     Interest Income. Interest income for the three months ended March 31, 2001 increased $2.3 million to $3.0 million compared to $723,000 for the three months ended March 31, 2000. The increase is primarily attributable to higher average investment balances due to the funds received from the Series G preferred stock issuance in February 2000, our initial public offering in July 2000 and our secondary public offering in November 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements depend on many factors, including our product development activities, our product expansion and our commercialization efforts. We expect to continue to devote substantial capital resources to continue the development of our sales and marketing programs, to hire and train production staff and to expand our research and development activities. We believe that our current cash balances are sufficient to fund operations at least through 2002.

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

     Our net cash used by operating activities was $13.3 million for the three months ended March 31, 2001 compared to $2.0 million for the three months ended March 31, 2000. Net cash used in investing activities was $6.0 million for the three months ended March 31, 2001 compared to net cash used by investing activities of $3.6 million for the three months ended March 31, 2000. Investing activities in 2001 primarily consisted of equipment and tooling purchases, intangible purchases and leasehold improvements associated with our recuperator core manufacturing and facility.

     Our net cash provided by financing activities was $51,000 for the three months ended March 31, 2001 compared to $121.1 million for the three months ended March 31, 2000. The decrease in cash provided by financing activities was primarily due to the Series G preferred stock closing in February 2000. We have financed our operations and investing activities primarily through private and public equity issuances. The primary source of our cash and cash equivalents as of March 31, 2001 were provided by financing activities from the issuance of Series G preferred stock, the issuance of common stock in our initial public offering and the issuance of common stock in our secondary offering, all during 2000.

     We have invested proceeds from the issuances of securities to provide liquidity for operations and for capital preservation. In addition, we use capital lease commitments to sell and leaseback various fixed assets. Pursuant to existing leasing arrangements, as of March 31, 2001, we had $4.6 million outstanding under a lease with Transamerica, $286,000 outstanding to Finova and $9,000 outstanding to other leasing institutions.

     During the first quarter of 2001, the Company completed its acquisition of intangible assets for intellectual property from Solar Turbines in conjunction with the development of recuperator core technology. The Company is using this technology to produce its own recuperator cores.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not currently use derivative financial instruments that expose us to market risk. Information required by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Foreign Currency

     We currently develop products in the United States and market our products in North America, Asia, Europe and Africa. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. Dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. In the future, as our customers and vendor bases expand, we anticipate that we will enter into transactions that are denominated in foreign currencies.

  Interest

     We have no long-term debt outstanding and do not use any derivative instruments.

  Inflation

     We do not believe that inflation has had a material effect on our financial position or results of operations. However, we cannot predict the future effects of inflation, including interest rate fluctuations and market fluctuations.

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

BUSINESS RISKS

     This Form 10-Q and other public statements and announcements made by Capstone and its representatives from time to time contain or may contain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act") pertaining to, among other things, Capstone's future results of operations, research and development activities, including the development of our 60-kilowatt unit and our 125-kilowatt unit, sales expectations, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

WE HAVE A LIMITED OPERATING HISTORY CHARACTERIZED BY NET LOSSES, WE ANTICIPATE CONTINUED LOSSES THROUGH AT LEAST 2002 AND WE MAY NEVER BECOME PROFITABLE.

     Since our inception in 1988, we have reported net losses for each year. Our net losses were $30.6 million in 1997, $33.1 million in 1998, $29.5 million in 1999, $31.4 million in 2000 and $9.5 million for the three months ended March 31, 2001. We anticipate incurring additional net losses through at least 2002. Since inception through December 31, 2000, we have recorded cumulative losses of approximately $157.4 million. We have only been commercially producing Capstone MicroTurbines since December 1998 and have made only limited sales to date. Also, because we are in the early stages of selling our products, we have relatively few customers. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

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

IF WE ARE UNABLE TO MANUFACTURE RECUPERATOR CORES INTERNALLY, OUR ASSEMBLY AND PRODUCTION OF MICROTURBINES MAY SUFFER DELAYS AND INTERRUPTIONS.

     Solar Turbines Incorporated has been our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. Solar is a wholly owned subsidiary of Caterpillar Inc. At present, we are not aware of any other suppliers that could produce these cores to our specifications within our time requirements. In September 2000, we exercised contractual rights to begin using Solar's intellectual property to manufacture recuperator cores ourselves and we estimate that the transition from purchasing recuperator cores from Solar to manufacture them ourselves will take approximately twelve months to complete. However, since we have never before manufactured recuperator cores, the transition period may be longer. We cannot assure you that this transition will be without disruption. Any delays or disruptions in this transition process may result in interruptions of assembly and shipment of our products. Also, we cannot assure you that Solar will honor the license agreement, that a court would enforce it, or that we will be able to meet our obligations under it. If we had to develop and produce our own recuperator cores without using Solar's intellectual property, we estimate it could take up to three years to begin production.

WE MAY NOT BE ABLE TO CONTROL OUR WARRANTY EXPOSURE AND OUR WARRANTY RESERVE MAY NOT BE SUFFICIENT TO MEET OUR WARRANTY EXPENSE, WHICH COULD IMPAIR OUR FINANCIAL CONDITION.

     We sell our products with warranties. However, these warranties vary from product to product with respect to the time period covered and the extent of the warranty protection. Malfunctions of our product could expose us to significant warranty expenses. Because we are in the early stages of production and few of our products have completed a full warranty term, we cannot be certain that we have adequately determined our warranty exposure. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use for long periods of time, we expect to experience product malfunctions that cause our products to fall substantially below our 98% availability target level. While our microturbines have often achieved this availability target when using high-pressure natural gas, we are still working to achieve this availability target across all of our units and for all fuel sources. While management believes that the recorded warranty reserve is reasonable, there can be no assurance that the reserve will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense could have a material adverse effect on our financial condition.

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

WE MAY BE UNABLE TO FUND OUR FUTURE OPERATING REQUIREMENTS, WHICH COULD FORCE US TO CURTAIL OUR OPERATIONS.

     We are a capital-intensive company and may need additional financing to fund our operations. In 2000, our net cash used in operations was $23.8 million and our net cash used in investing activities totaled $26.9 million. As of March 31, 2001, we had approximately $217.6 million in cash and cash equivalents on hand. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we will need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets may also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

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

     - distribution, marketing, or development relationships;

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

     Our competitors include several well-established companies that have substantially greater resources than we have and that benefit from larger economies of scale and worldwide presence. Honeywell (AlliedSignal), NREC (Ingersoll-Rand Company), and Elliot/General Electric Company are domestically based competitors of Capstone who we believe have microturbines in various stages of development. NREC (Ingersoll-Rand Company) has announced that it expects to begin to commercially ship microturbine units in 2001. In addition to these domestic microturbine competitors, AB Volvo and ABB Ltd. have a joint venture in Europe, called Turbec, to develop a microturbine. A number of other major automotive and industrial companies have in-house microturbine development efforts, including Ishikawajima-Harima Heavy Industries, Mitsubishi

Heavy Industries, Ltd. and Turbo Genset Inc. We believe that all of these companies will eventually have products that will compete with our microturbines. Some of our competitors are currently developing and testing microturbines which they expect to produce greater amounts of power than Capstone MicroTurbines, ranging from 75 kilowatts up to 350 kilowatts, and which may have longer useful lives than Capstone MicroTurbines. Capstone MicroTurbines also compete with other existing technologies, including the electric utility grid, reciprocating engines, fuel cells, and solar and wind powered systems. Many of the competitors producing these technologies also have greater resources than we have. For instance, reciprocating engines are produced by, among others, Caterpillar Inc., Interstate companies and Cummins Inc. We cannot assure you that the market for distributed power generation products will not ultimately be dominated by technologies other than ours.

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

     We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. At March 31, 2001, we possessed 39 United States patents and two international patents and additional patents pending. In particular, we believe that our patents and patents pending for our air-bearing systems, digital power controller and our combustion systems are key to our business. We believe that, due to the rapid pace of technological innovation in turbine products, our ability to establish and maintain a position among the technology leaders in the industry depends on both our patents and other intellectual property and the skills of our development personnel. We cannot assure you that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our future patent applications will be issued with the scope of the claims asserted by us, if at all. Further, we cannot assure you that third parties or competitors will not develop technologies that are similar or superior to our technology, including our air bearing technology, duplicate our technology or design around our patents. Also, another party may be able to reverse engineer our technology and discover our intellectual property and trade secrets. We may be subject to or may initiate proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of foreign countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition or results of operations.

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

WE OPERATE IN A HIGHLY REGULATED BUSINESS ENVIRONMENT AND CHANGES IN REGULATION COULD IMPOSE COSTS ON US OR MAKE OUR PRODUCTS LESS ECONOMICAL.

     Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air as well as laws relating to occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products (e.g. connection with the electric grid) or may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. Further, our ability to penetrate the Japanese market will depend on our receipt of approvals and changes to regulatory requirements surrounding power generation by Japan's Ministry of International Trade and Industry, or MITI. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all.

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

     Our nine executive officers and directors beneficially own approximately 14% of our outstanding common stock. In addition, three other investors beneficially own approximately 19% of our outstanding capital stock. If these parties act together, they can significantly influence the election of all directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors could conflict with the interests of our other stockholders.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 5, 2000, we completed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1/A (No. 333-33024). The Securities and Exchange Commission declared the Registration Statement effective on June 28,2000.

     In our initial public offering, we sold an aggregate of 10,454,545 shares our common stock for net proceeds of approximately $153.6 million. Since our initial public offering, we have used from the general corporate funds, which includes proceeds from a previous offering of the Series G preferred stock, approximately $13.5 million to purchase tooling and manufacturing equipment, $11.0 million to repurchase marketing rights and $28.1 million to fund operating activities, including sales and marketing and research and development. As of March 31, 2001, remaining net proceeds from the offering were primarily held in cash equivalents and short-term investments. With the exception of marketing rights acquired from Fletcher Challenge Limited none of the net proceeds of the offering were paid, directly or indirectly, to any director or officer of Capstone or any of their associates, or to persons owning ten percent or more of any class of our equity securities, or any affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Index to Exhibits.

     The following exhibits are incorporated by reference into this Form 10-Q:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1(1)    Second Amended and Restated Certificate of Incorporation of
               Capstone Turbine.
     3.2(1)    Amended and Restated Bylaws of Capstone Turbine.
     4.1(1)    Specimen stock certificate.
    10.1(1)    Lease between Capstone Turbine and Northpark Industrial
               Leahy Division LLC, dated December 1, 1999, for leased
               premises at 21211 Nordhoff Street, Chatsworth, California.
    10.2(1)    1993 Incentive Stock Option Plan.
    10.3(1)    Employee Stock Purchase Plan.
    10.4(1)    2000 Equity Incentive Plan.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.5(2)    Transition Agreement, dated August 2, 2000, by and between
               Capstone Turbine and Solar Turbines Incorporated.
    10.6(2)    Amended and Restated License Agreement, dated August 2,
               2000, by and between Solar Turbines Incorporated and
               Capstone Turbine.

---------------
(1) Incorporated by reference to Capstone Turbine's Registration Statement on Form S-1 (File No. 333-33024).

(2) Incorporated by reference to Capstone Turbine's Current Report on Form 8-K filed on October 16, 2000.

     (b) Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPSTONE TURBINE CORPORATION

Date: April 30, 2001                      By:       /s/ JEFFREY WATTS
                                            ------------------------------------
                                                       Jeffrey Watts,
                                             Senior Vice President Finance and
                                                     Administration and
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)