Form 10-Q
period 2001-06-30
CAPSTONE TURBINE CORP
filed 2001-08-14
CIK 1009759

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-15957

CAPSTONE TURBINE CORPORATION
 (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4180883 (I.R.S. Employer Identification No.)

21211 Nordhoff Street, Chatsworth, California 91311
(Address of principal executive offices) (Zip code)

818-734-5300
(Registrant’s telephone number including area code)

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

     The number of shares outstanding of the registrant’s common stock as of June 30, 2001 was 76,844,722.

CAPSTONE TURBINE CORPORATION

Index

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2000	2001

		(Unaudited)
Assets:
Current Assets:

Cash and cash equivalents	$236,947,000	$200,390,000

Accounts receivable, net of allowance for doubtful accounts of $85,000 at December 31, 2000 and $87,000 at June 30, 2001	3,664,000	14,831,000

Inventory	14,123,000	16,454,000

Prepaid expenses and other current assets	1,689,000	1,160,000

Total current assets	256,423,000	232,835,000

Equipment and Leasehold Improvements:

Machinery, equipment and furniture	13,664,000	22,211,000

Leasehold improvements	3,055,000	3,184,000

Molds and tooling	1,331,000	3,760,000

	18,050,000	29,155,000

Less accumulated depreciation and amortization	6,434,000	7,076,000

Total equipment and leasehold improvements	11,616,000	22,079,000

Deposits on fixed assets	6,649,000	6,261,000

Other assets	302,000	252,000

Intangible assets, net	27,028,000	24,735,000

Total	$302,018,000	$286,162,000

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$4,728,000	$6,591,000

Accrued salaries and wages	1,135,000	1,277,000

Other accrued liabilities	1,282,000	2,372,000

Accrued warranty reserve	5,589,000	5,196,000

Deferred revenue	4,064,000	3,200,000

Current portion of capital lease obligations	1,497,000	1,396,000

Total current liabilities	18,295,000	20,032,000

Non-current Liabilities:

Long-term portion of capital lease obligations	3,999,000	3,237,000

Other long-term liabilities	342,000	426,000

Total non-current liabilities	4,341,000	3,663,000

Commitments and Contingencies	—	—

Stockholders’ Equity:

Common stock, $.001 par value; 415,000,000 shares authorized; 75,771,303 and 76,844,722 shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	76,000	77,000

Additional paid-in capital	516,738,000	519,554,000

Accumulated deficit	(237,432,000)	(257,164,000)

Total stockholders’ equity	279,382,000	262,467,000

Total	$302,018,000	$286,162,000

     See accompanying notes to financial statements.

CAPSTONE TURBINE CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Revenues	$6,086,000	$13,559,000	$9,832,000	$22,465,000

Cost of Goods Sold	8,256,000	12,982,000	13,380,000	21,565,000

Gross Profit (Loss)	(2,170,000)	577,000	(3,548,000)	900,000

Operating Costs and Expenses:

Research and development	3,022,000	2,889,000	5,463,000	5,659,000

Selling, general and administrative	5,677,000	10,893,000	10,061,000	20,805,000

Total operating costs and expenses	8,699,000	13,782,000	15,524,000	26,464,000

Loss from Operations	(10,869,000)	(13,205,000)	(19,072,000)	(25,564,000)

Interest Income	1,899,000	3,082,000	2,622,000	6,126,000

Interest Expense	(200,000)	(153,000)	(536,000)	(320,000)

Other Income (Expense)	(5,000)	13,000	1,000	27,000

Loss Before Income Taxes	(9,175,000)	(10,263,000)	(16,985,000)	(19,731,000)

Provision for Income Taxes			1,000	1,000

Net Loss	(9,175,000)	(10,263,000)	(16,986,000)	(19,732,000)

Preferred Stock Dividends, Accretion, and Repurchase	(419,930,000)		(559,862,000)

Net Loss Attributable to Common Stockholders	$(429,105,000)	$(10,263,000)	$(576,848,000)	$(19,732,000)

Weighted Average Common Shares Outstanding	29,973,195	76,654,902	17,011,083	76,351,836

Net Loss Per Share of Common Stock — Basic and Diluted	$(14.32)	$(0.13)	$(33.91)	$(0.26)

     See accompanying notes to financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2000 and JUNE 30, 2001
(Unaudited)

	Common Stock
			Additional
	Shares		Paid In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total

Balance, December 31, 1999	2,377,826	$2,000	$—	$(144,227,000)	$(144,225,000)

Common stock warrants granted			8,132,000		8,132,000

Stock-based compensation			751,000		751,000

Exercise of common stock options	1,743,275	2,000	374,000		376,000

Exercise of stock warrants	8,912,622	9,000	2,417,000		2,426,000

Repurchase of preferred stock			2,209,000	454,000	2,663,000

Accretion of preferred stock			(13,883,000)	(457,593,000)	(471,476,000)

Dividends accrued for preferred stock				(1,028,000)	(1,028,000)

Beneficial conversion feature for Series G preferred stock				(89,567,000)	(89,567,000)

Dividends waived on preferred stock			440,000	6,309,000	6,749,000

Conversion of preferred stock	51,312,037	51,000	341,296,000	479,645,000	820,992,000

Issuance of common stock	10,454,545	10,000	153,554,000		153,564,000

Net loss				(16,986,000)	(16,986,000)

Balance, June 30, 2000	74,800,305	$74,000	$495,290,000	$(222,993,000)	$272,371,000

Balance, December 31, 2000	75,771,303	$76,000	$516,738,000	$(237,432,000)	$279,382,000

Stock-based compensation			1,058,000		1,058,000

Exercise of stock options	1,073,419	1,000	1,868,000		1,869,000

Stock issuance costs			(110,000)		(110,000)

Net loss				(19,732,000)	(19,732,000)

Balance, June 30, 2001	76,844,722	$77,000	$519,554,000	$(257,164,000)	$262,467,000

     See accompanying notes to financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six
	Months Ended
	June 30,

	2000	2001

Cash Flows from Operating Activities:

Net loss	$(16,986,000)	$(19,732,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,863,000	4,517,000

Provision for doubtful accounts	35,000	30,000

Loss on disposal of equipment		57,000

Non-employee stock compensation	60,000	185,000

Employee stock compensation	751,000	873,000

Changes in operating assets and liabilities:

Accounts receivable	(1,092,000)	(11,197,000)

Prepaid expenses and other assets	1,079,000	580,000

Inventory	(1,960,000)	(2,331,000)

Accounts payable	1,850,000	1,862,000

Other accrued liabilities	(713,000)	1,316,000

Accrued warranty reserve	2,404,000	(393,000)

Deferred revenue	2,704,000	(864,000)

Net cash used in operating activities	(9,005,000)	(25,097,000)

Cash Flows from Investing Activities:

Deposits and acquisition of equipment and leasehold improvements	(1,965,000)	(11,922,000)

Proceeds from sale of equipment	1,191,000

Intangible assets	(4,000,000)	(557,000)

Net cash used in investing activities	(4,774,000)	(12,479,000)

Cash Flows from Financing Activities:

Repayment of capital lease obligations	(750,000)	(740,000)

Exercise of stock options	376,000	1,869,000

Exercise of common stock warrants	2,426,000

Exercise of preferred stock warrants	710,000

Initial public offering costs	(1,286,000)

Stock issuance costs		(110,000)

Net proceeds from issuance of Series G preferred stock	120,363,000

Repurchase of preferred stock	(15,492,000)

Net cash provided by financing activities	106,347,000	1,019,000

Net Increase (Decrease) in Cash and Cash Equivalents	92,568,000	(36,557,000)

Cash and Cash Equivalents, Beginning of Period	6,858,000	236,947,000

Cash and Cash Equivalents, End of Period	$99,426,000	$200,390,000

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest	$390,000	$320,000

Income taxes	$1,000	$1,000

     See accompanying notes to financial statements.

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Organization

     Business. Capstone Turbine Corporation (the “Company”) develops, manufactures, and markets microturbine generator sets for use in stationary, vehicular, and other electrical distributed generation applications. The Company was organized in 1988 and has been commercially producing its microturbine generator since 1998. The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs. To date, the Company has funded its activities primarily through private and public equity offerings.

     Organization. In February 2001, the Company formed a wholly owned subsidiary, Capstone California Corporation, to provide direct sales of products to the California market.

     Basis of Consolidation. The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary, after elimination of inter-company transactions.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3. Summary of Significant Accounting Policies

     New Accounting Pronouncement — SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     During July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued by the Financial Accounting Standards Board. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

4. Segment Reporting

     The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.’’ The business activities of the operating segment are the development, manufacture and sale of turbine generator sets. Following is the geographic revenue information:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2000	2001	2000	2001

North America	$3,733,000	$8,851,000	$6,252,000	$14,258,000

Asia	2,236,000	2,439,000	3,397,000	5,136,000

Europe	117,000	944,000	183,000	1,391,000

South America	—	769,000	—	973,000

Africa	—	556,000	—	707,000

Total	$6,086,000	$13,559,000	$9,832,000	$22,465,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

5. Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market.

	December 31,	June 30,
	2000	2001

Raw materials	$10,133,000	$14,806,000

Work in process	3,354,000	860,000

Finished goods	636,000	788,000

Total	$14,123,000	$16,454,000

6. Stock-Based Compensation

     During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense of $482,000 and $398,000 for the three-month periods ended June 30, 2000 and 2001, and $751,000 and $873,000 for the six-month periods ended June 30, 2000 and 2001, respectively. Stock-based compensation expense for the three-month period ended June 30, 2000 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $21,000, $83,000 and $378,000, respectively. Stock-based compensation expense for the three-month period ended June 30, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $17,000, $79,000 and $302,000, respectively. Stock-based compensation expense for the six-month period ended June 30, 2000 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $32,000, $144,000 and $575,000, respectively. Stock-based compensation expense for the six-month period ended June 30, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $34,000, $164,000 and $675,000, respectively.

     As of June 30, 2001, the Company had $3.4 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004, as the amortization is based on the vesting period.

7. Commitments and Contingencies

     In August 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier, requiring a total of $9.1 million in upfront payments. Under the terms of the Agreements, the Company acquired fixed assets and manufacturing technology, which provide the Company with the ability to manufacture components previously purchased from the supplier. In February 2001, the Company completed its upfront payments under the Agreements. The Company is required to pay a per unit royalty fee over a seventeen-year period.

PART I — FINANCIAL INFORMATION

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes included in this Form 10-Q and within Capstone’s Annual Report on Form 10-K for the year ended December 31, 2000. When used in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under “Business Risks” in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Forward-looking statements contained in this Form 10-Q speak only as of its date. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

     We began commercial sales of our units in 1998, targeting the emerging distributed generation industry that is being driven by fundamental changes in power requirements. We are currently focusing on growth of our sales and marketing efforts, development of new products, acquisition of intellectual property rights and manufacturing facility expansion, which will result in higher operating expenses. We intend to achieve long-run profitability through production efficiencies and economies of scale. In February 2001, we formed a wholly owned subsidiary, Capstone California Corporation, in response to the current energy situation in California and we completed our upfront payments to acquire intellectual property from a former supplier. In June 2001, we started to manufacture recuperator cores at our new facility. We continued working to develop new, higher profit-margin products.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenues. Revenues for the three months ended June 30, 2001 increased $7.5 million to $13.6 million compared to $6.1 million for the three months ended June 30, 2000. The increase in revenues is attributable to greater sales to a larger customer base, which has resulted from expanding our marketing efforts. During the three months ended June 30, 2001, we shipped 421 units, an increase of 210 units over the 211 units we shipped in the three months ended June 30, 2000. Sixty-five of the units shipped in the three months ended June 30, 2001 were 60-kilowatt products and the remaining 356 were 30-kilowatt products. Revenues for the three months ending June 30, 2000 were derived primarily from unit sales of our 30-kilowatt products.

     Gross Profit. Cost of goods sold includes direct material costs, assembly and testing, compensation and benefits, overhead allocations for facilities and administration, and warranty reserve charges. Our gross profit for the three months ended June 30, 2001 improved to $577,000 compared to a gross loss of ($2.2) million for the three months ended June 30, 2000. Gross profit as a percentage of revenue improved as production overhead costs were allocated over larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to cost of goods sold. The warranty reserve charge decreased $0.9 million to $0.8 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000 as estimated warranty costs have declined based on our actual warranty cost experience.

     Research and Development Expenses. Research and development expenses include compensation, the engineering department overhead allocations for administration and facilities, and material costs associated with development. Research and development expenses were primarily for expanding the functionality of our 60-kilowatt family of products and for next generation products. Research and development expenses for the three months ended June 30, 2001 decreased $133,000, or 4%, to $2.9 million compared to $3.0 million for the three months ended June 30, 2000. Research and development expenses are reported net of a $300,000 benefit from cost sharing programs such as the Department of Energy Advanced Microturbine Program.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our sales, marketing and general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses for the three months ended June 30, 2001 increased $5.2 million, or 91%, to $10.9 million compared to $5.7 million for the three months ended June 30, 2000. The Company continues to expand its selling and marketing efforts through increases in staff headcount and related overhead expenses, and we anticipate this trend to continue as we enter into new markets and develop sales and marketing programs. Of the increase, $800,000 was attributable to pre-production costs associated with the Company’s core manufacturing and $453,000 to marketing rights amortization expense relating to the repurchase of marketing rights from Fletcher Challenge Limited. Marketing rights amortization expense will continue through 2005, as the expense is being amortized over the original term of the contract.

     Interest Income. Interest income, net of interest expense for the three months ended June 30, 2001 increased $1.2 million to $2.9 million compared to $1.7 million for the three months ended June 30, 2000. The increase is primarily attributable to higher average investment balances due to the funds received from the Series G preferred stock issuance in February 2000, our initial public offering in July 2000 and our secondary public offering in November 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues. Revenues for the six months ended June 30, 2001 increased $12.7 million to $22.5 million compared to $9.8 million for the six months ended June 30, 2000. The increase in revenues is attributable to greater sales to a larger customer base, which has resulted from expanding our marketing efforts. During the six months ended June 30, 2001, we shipped 728 units, an increase of 391 units over the 337 units we shipped in the six months ended June 30, 2000. Seventy-five of the units shipped in the six months ended June 30, 2001 were 60-kilowatt products and the remaining 653 were 30-kilowatt products. Revenues for the six months ending June 30, 2000 were derived primarily from unit sales of our 30-kilowatt products.

     Gross Profit. Cost of goods sold includes direct material costs, assembly and testing, compensation and benefits, overhead allocations for facilities and administration, and warranty reserve charges. Our gross profit for the six months ended June 30, 2001 improved to $900,000 compared to a gross loss of ($3.5) million for the six months ended June 30, 2000. Gross profit as a percentage of revenue improved as production overhead costs were allocated over larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to cost of goods sold. The warranty reserve charge decreased $1.7 million to $1.4 million for the six months ended June 30, 2001 from $3.1 million for the six months ended June 30, 2000 as estimated warranty costs have declined based on our actual warranty cost experience.

     Research and Development Expenses. Research and development expenses include compensation, the engineering department overhead allocations for administration and facilities, and material costs associated with development. Research and development expenses were primarily for expanding the functionality of our 60-kilowatt family of products and for next generation products. Research and development expenses for the six months ended June 30, 2001 increased $0.2 million, or 4%, to $5.7 million compared to $5.5 million for the six months ended June 30, 2000. Research and development expenses are reported net of a $479,000 benefit from cost sharing programs such as the Department of Energy Advanced Microturbine Program.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our sales, marketing and general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses for the six months ended June 30, 2001 increased $10.7 million, or 105%, to $20.8 million compared to $10.1 million for the six months ended June 30, 2000. The Company continues to expand its selling and marketing efforts through increases in staff headcount and related overhead expenses, and we anticipate this trend to continue as we enter into new markets and develop sales and marketing programs. $2.9 million of the increase was attributable to pre-production costs associated with the Company’s core manufacturing, $1.3 million to marketing rights amortization expense relating to the repurchase of marketing rights from Fletcher Challenge Limited and $100,000 to non-cash, stock-based compensation expense. Marketing rights amortization expense will continue through 2005, as the expense is being amortized over the original term of the contract. Stock-based compensation expense will continue at least through 2004, as the expense is being recognized based on the vesting period of the underlying instruments.

     Interest Income. Interest income, net of interest expense for the six months ended June 30, 2001 increased $3.7 million to $5.8 million compared to $2.1 million for the six months ended June 30, 2000. The increase is primarily attributable to higher average investment balances due to the funds received from the Series G preferred stock issuance in February 2000, our initial public offering in July 2000 and our secondary public offering in November 2000.

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

     Accounts receivable increased to $14.8 million as of June 30, 2001 compared to $3.7 million as of December 31, 2000, reflecting a high level of shipments in the last month of the quarter.

     Our net cash used in operating activities was $25.1 million for the six months ended June 30, 2001 compared to $9.0 million for the six months ended June 30, 2000. Net cash used in investing activities was $12.5 million for the six months ended June 30, 2001 compared to $4.8 million for the six months ended June 30, 2000. Investing activities in 2001 primarily consisted of equipment and tooling purchases, intangible purchases and leasehold improvements associated with our recuperator core manufacturing and facility.

     Our net cash provided by financing activities was $1 million for the six months ended June 30, 2001 compared to $106.3 million for the six months ended June 30, 2000. The decrease in cash provided by financing activities was primarily due to the Series G preferred stock closing in February 2000. We have financed our operations and investing activities primarily through private and public equity issuances. The primary source of our cash and cash equivalents as of June 30, 2001 were provided by financing activities from the issuance of Series G preferred stock, the issuance of common stock in our initial public offering and the issuance of common stock in our secondary offering, all during 2000.

     We have invested proceeds from the issuances of securities to provide liquidity for operations and for capital preservation. In addition, we use capital lease commitments to sell and leaseback various fixed assets. Pursuant to existing leasing arrangements, as of June 30, 2001, we had $4.5 million outstanding under various leases with Transamerica, $164,000 outstanding to Finova and $7,000 outstanding to other leasing institutions.

Qualitative and Quantitative Disclosures About Market Risk

     We do not currently use derivative financial instruments that expose us to market risk. Information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Foreign Currency

     We currently develop products in the United States and market our products in North America, South America, Asia, Europe and Africa. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. Dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. In the future, as our customers and vendor bases expand, we anticipate that we will enter into transactions that are denominated in foreign currencies.

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

     During July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued by the Financial Accounting Standards Board. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Business Risks

     This Form 10-Q and other public statements and announcements made by Capstone and its representatives from time to time contain or may contain forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act’’) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act’’), pertaining to, among other things, Capstone’s future results of operations, research and development activities, including the development of our 60-kilowatt unit and our 125-kilowatt unit, sales expectations, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. Forward-looking statements contained in this Form 10-Q speak only as of its date. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

We have a limited operating history characterized by net losses, we anticipate continued losses through at least 2002 and we may never become profitable.

     Since our inception in 1988, we have reported net losses for each year. Our net losses were $30.6 million in 1997, $33.1 million in 1998, $29.5 million in 1999, $31.4 million in 2000 and $19.7 million for the six months ended June 30, 2001. We anticipate incurring additional net losses through at least 2002. Since inception through June 30, 2001, we have recorded cumulative losses of approximately $167.6 million. We have only been commercially producing Capstone MicroTurbines since December 1998 and have made only limited sales to date. Also, because we are in the early stages of selling our products, we have relatively few customers. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

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

•	the cost competitiveness of our microturbines;

•	the future costs and availability of fuels used by our microturbines;

•	consumer reluctance to try a new product;

•	consumer perceptions of our microturbines’ safety;

•	regulatory requirements; and

•	the emergence of newer, more competitive technologies and products.

If we are unable to manufacture recuperator cores internally, our assembly and production of microturbines may suffer delays and interruptions.

     Solar Turbines Incorporated has been our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. Solar is a wholly owned subsidiary of Caterpillar Inc. At present, we are not aware of any other suppliers that could produce these cores to our specifications within our time requirements. In September 2000, we exercised contractual rights to begin using Solar’s intellectual property to manufacture recuperator cores. In June 2001, we started to manufacture recuperator cores. We cannot assure you that this transition from purchasing recuperator cores to manufacturing them ourselves will be without disruption. Also, we cannot assure you that Solar will honor the license agreement, that a court would enforce it, or that we will be able to meet our obligations under it. If we had to develop and produce our own recuperator cores without using Solar’s intellectual property, we estimate it could take up to three years to begin production.

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

     Our sales during the second quarter of 2001 were less than we expected, and a large portion of those sales occurred during the latter part of the quarter. These trends appear to be continuing into the third quarter. As a result, it is difficult for us to forecast the level of sales that may occur in the third quarter and, if sales during the latter part of the quarter do not once again substantially exceed the sales early in the quarter, we could experience a material shortfall relative to our expectations and targets.

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

     We have limited experience in international sales and will depend on our international marketing partners for these sales. Most of our marketing partnerships are recently created and, accordingly, may not achieve the results that we expect. If a dispute arises between us and any of our partners, we may not achieve our desired sales results and we may be delayed or completely fail to penetrate some international markets, and our revenue and operations could be materially adversely affected. Any inability to obtain foreign regulatory approvals or quality standard certifications on a timely basis could negatively impact our business and results of operations. Also, as we seek to expand into the international markets, customers may have difficulty or be unable to integrate our products into their existing systems. As a result, our products may require redesign. In addition, we may be subject to a variety of other risks associated with international business, including:

•	delays in establishing international distribution channels;

•	difficulties in collecting international accounts receivables;

•	difficulties in complying with foreign regulatory and commercial requirements;

•	increased costs associated with maintaining international marketing efforts;

•	compliance with U.S. Department of Commerce export controls;

•	increases in duty rates;

•	the introduction of non-tariff trade barriers;

•	fluctuations in currency exchange rates;

•	political and economic instability; and

•	difficulties in enforcement of intellectual property rights.

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

     We are a capital-intensive company and may need additional financing to fund our operations. In 2000, our net cash used in operations was $23.8 million and our net cash used in investing activities totaled $26.9 million. For the six months ended June 30, 2001, our net cash used in operations was $25.1 million and our net cash used in investing activities was $12.5 million. As of June 30, 2001, we had approximately $200 million in cash and cash equivalents on hand. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we will need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets may also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

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

     We anticipate a significant increase in our business operations, which will require expansion of our internal and external production capabilities. We may experience delays or problems in our expected production expansion that could significantly impact our business. Several factors could delay or prevent our expected production expansion, including our:

•	inability to purchase parts or components in adequate quantities or sufficient quality;

•	failure to increase our assembly and test operations;

•	failure to hire and train additional personnel;

•	failure to develop and implement manufacturing processes and equipment;

•	inability to find and train proper partner companies in other countries with whom we can build product

•	distribution, marketing, or development relationships;

•	inability to manufacture recuperator cores on schedule, in quantities or with the quality that we require; and

•	inability to acquire new space for additional production capacity.

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

We face potentially significant fluctuations in operating results, which could impact our stock price.

     A number of factors could affect our operating results and thereby impact our stock price, including:

•	the timing of the introduction or enhancement of products by us or our competitors;

•	our reliance on a small number of customers;

•	the size, timing and shipment of individual orders;

•	market acceptance of new products;

•	potential delays in production as a result of the commencement of our manufacturing of recuperator cores;

•	customers delaying orders of our products because of the anticipated release of new products by us;

•	changes in our operating expenses, the mix of products sold, or product pricing;

•	the ability of our suppliers to deliver quality parts when we need them;

•	development of our direct and indirect sales channels;

•	loss of key personnel;

•	political unrest or changes in the trade policies, tariffs or other regulations of countries in which we do business that could lower demand for our products; and

•	changes in market prices for natural resources that could lower the desirability of our products.

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

     The market for our products is highly competitive and is changing rapidly. We believe that the primary competitive factors affecting the market for our products include:

•	operating efficiency;

•	reliability;

•	product quality and performance;

•	life cycle costs;

•	development of new products and features;

•	quality and experience of sales, marketing and service organizations;

•	availability and price of fuel;

•	product price;

•	emissions levels;

•	name recognition; and

•	quality of distribution channels.

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

     We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. At June 30, 2001, we possessed 46 United States patents and 7 international patents and additional patents pending. In particular, we believe that our patents and patents pending for our air-bearing systems, digital power controller and our combustion systems are key to our business. We believe that, due to the rapid pace of technological innovation in turbine products, our ability to establish and maintain a position among the technology leaders in the industry depends on both our patents and other intellectual property and the skills of our development personnel. We cannot assure you that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our future patent applications will be issued with the scope of the claims asserted by us, if at all. Further, we cannot assure you that third parties or competitors will not develop technologies that are similar or superior to our technology, including our air bearing technology, duplicate our technology or design around our patents. Also, another party may be able to reverse engineer our technology and discover our intellectual property and trade secrets. We may be subject to or may initiate proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of foreign countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition or results of operations.

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

     Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air as well as laws relating to occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products (e.g. connection with the electric grid) or may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. Further, our ability to penetrate the Japanese market will depend on our receipt of approvals and changes to regulatory requirements surrounding power generation by Japan’s Ministry of International Trade and Industry, or MITI. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all.

The market price of our common stock is highly volatile and may decline regardless of our operating performance.

     The market price of our common stock is highly volatile. Factors that could cause fluctuation in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	conditions or trends in our industry;

•	changes in the market valuations of other technology companies;

•	the listing for trading of options on our common stock;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	capital commitments;

•	additions or departures of key personnel; and

•	sales of common stock.

     Many of these factors are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance.

PART II.

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

     In our initial public offering, we sold an aggregate of 10,454,545 shares our common stock for net proceeds of approximately $153.6 million. Since our initial public offering, we have used from the general corporate funds, which includes proceeds from a previous offering of the Series G preferred stock, approximately $20 million to purchase tooling and manufacturing equipment, $11 million to repurchase marketing rights and $40 million to fund operating activities, including sales and marketing and research and development. As of June 30, 2001, remaining net proceeds from the offering were primarily held in cash equivalents. With the exception of marketing rights acquired from Fletcher Challenge Limited, none of the net proceeds of the offering were paid, directly or indirectly, to any director or officer of Capstone or any of their associates, or to persons owning ten percent or more of any class of our equity securities, or any affiliates.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     We held our 2001 annual meeting of stockholders on May 9, 2001. At the annual meeting stockholders elected Ake Almgren (49,353,185 votes for and 198,714 votes withheld or against), Richard Aube (49,342,135 votes for and 209,764 votes withheld or against), John Jaggers (49,343,096 votes for and 208,803 votes withheld or against), Jean-Rene Marcoux (49,354,860 votes for and 197,039 votes withheld or against), John G. McDonald (49,333,963 votes for and 217,936 votes withheld or against), Benjamin M. Rosen (49,141,867 votes for and 410,032 votes withheld or against) and Eric Young (49,343,260 votes for and 208,639 votes withheld or against) to the board of directors of the Company. Each of the directors will serve until the annual meeting of stockholders in the year 2002 and until their respective successors are duly elected and qualified.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K:

(a)	Index to Exhibits.

     The following exhibits are incorporated by reference into this Form 10-Q:

Exhibit Number	Description

4.1(1)	Deferred Compensation Plan of Capstone Turbine.

(1)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390).

(b)	Reports on Form 8-K.

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: August 13, 2001	By:	/s/ Jeffrey Watts

Jeffrey Watts, Senior Vice President Finance and Administration and Chief Financial Officer