Form 10-Q
period 2001-09-30
CAPSTONE TURBINE CORP
filed 2001-11-13
CIK 1009759

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO




                             ---------------------

                       COMMISSION FILE NUMBER: 001-15957

                             ---------------------

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

                             ---------------------

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

     The number of shares outstanding of the registrant's common stock as of October 31, 2001 was 77,033,993.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CAPSTONE TURBINE CORPORATION

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of December 31, 2000 and
         September 30, 2001..........................................     2
         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 2000 and September 30,
         2001........................................................     3
         Consolidated Statement of Stockholders' Equity for the Nine
         Months Ended September 30, 2000 and September 30, 2001......     4
         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2000 and September 30, 2001.............     5
         Notes to Consolidated Financial Statements..................     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
         Overview....................................................     9
         Three Months Ended September 30, 2001 Compared to Three
         Months Ended September 30, 2000.............................     9
         Nine Months Ended September 30, 2001 Compared to Nine Months
         Ended September 30, 2000....................................    10
         Liquidity and Capital Resources.............................    11
Item 3.  Qualitative and Quantitative Disclosures About Market
         Risk........................................................    12
         Business Risks..............................................    13

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    22
Item 2.  Changes in Securities and Use of Proceeds...................    22
Item 3.  Defaults Upon Senior Securities.............................    22
Item 4.  Submission of Matters to a Vote of Security Holders.........    22
Item 5.  Other Information...........................................    22
Item 6.  Exhibits and Reports on Form 8-K............................    22
Signatures...........................................................    23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CAPSTONE TURBINE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2000            2001
                                                              -------------   -------------
                                                                               (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 236,947,000   $ 181,692,000
  Accounts receivable, net of allowance for doubtful
    accounts of $85,000 at December 31, 2000 and $131,000 at
    September 30, 2001......................................      3,664,000       7,561,000
  Inventory.................................................     14,123,000      26,981,000
  Prepaid expenses and other current assets.................      1,689,000       1,792,000
                                                              -------------   -------------
    Total current assets....................................    256,423,000     218,026,000
                                                              -------------   -------------
Equipment and Leasehold Improvements:
  Machinery, equipment and furniture........................     13,664,000      22,347,000
  Leasehold improvements....................................      3,055,000       9,155,000
  Molds and tooling.........................................      1,331,000       4,277,000
                                                              -------------   -------------
                                                                 18,050,000      35,779,000
Less accumulated depreciation and amortization..............      6,434,000       7,874,000
                                                              -------------   -------------
    Total equipment and leasehold improvements..............     11,616,000      27,905,000
                                                              -------------   -------------
Deposits on fixed assets....................................      6,649,000       1,977,000
Other assets................................................        302,000         243,000
Intangible assets, net......................................     27,028,000      23,308,000
                                                              -------------   -------------
    Total...................................................  $ 302,018,000   $ 271,459,000
                                                              =============   =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   4,728,000   $   5,020,000
  Accrued salaries and wages................................      1,135,000       1,156,000
  Other accrued liabilities.................................      1,282,000       3,193,000
  Accrued warranty reserve..................................      5,589,000       4,454,000
  Deferred revenue..........................................      4,064,000       2,199,000
  Current portion of capital lease obligations..............      1,497,000       1,281,000
                                                              -------------   -------------
    Total current liabilities...............................     18,295,000      17,303,000
                                                              -------------   -------------
Non-current Liabilities:
  Long-term portion of capital lease obligations............      3,999,000       2,864,000
  Other long-term liabilities...............................        342,000         511,000
                                                              -------------   -------------
    Total non-current liabilities...........................      4,341,000       3,375,000
                                                              -------------   -------------
Commitments and Contingencies...............................             --              --
Stockholders' Equity:
  Common stock, $.001 par value; 415,000,000 shares
    authorized; 75,771,303 and 77,014,259 shares issued and
    outstanding at December 31, 2000 and September 30, 2001,
    respectively............................................         76,000          77,000
  Additional paid-in capital................................    516,738,000     520,353,000
  Accumulated deficit.......................................   (237,432,000)   (269,649,000)
                                                              -------------   -------------
    Total stockholders' equity..............................    279,382,000     250,781,000
                                                              -------------   -------------
    Total...................................................  $ 302,018,000   $ 271,459,000
                                                              =============   =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS                   NINE MONTHS
                                                 ENDED                         ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                      ---------------------------   ----------------------------
                                          2000           2001           2000            2001
                                      ------------   ------------   -------------   ------------
Revenues............................  $  6,197,000   $  3,346,000   $  16,029,000   $ 25,811,000
Cost of Goods Sold..................     7,278,000      5,468,000      20,658,000     27,033,000
                                      ------------   ------------   -------------   ------------
  Gross Loss........................    (1,081,000)    (2,122,000)     (4,629,000)    (1,222,000)
Operating Costs and Expenses:
  Research and development..........     2,953,000      2,512,000       8,416,000      8,171,000
  Selling, general and
     administrative.................     7,203,000      9,210,000      17,264,000     30,015,000
                                      ------------   ------------   -------------   ------------
     Total operating costs and
       expenses.....................    10,156,000     11,722,000      25,680,000     38,186,000
                                      ------------   ------------   -------------   ------------
Loss from Operations................   (11,237,000)   (13,844,000)    (30,309,000)   (39,408,000)
Interest Income.....................     3,385,000      1,485,000       6,007,000      7,611,000
Interest Expense....................      (197,000)      (137,000)       (733,000)      (457,000)
Other Income (Expense)..............       (32,000)        11,000         (31,000)        38,000
                                      ------------   ------------   -------------   ------------
Loss Before Income Taxes............    (8,081,000)   (12,485,000)    (25,066,000)   (32,216,000)
Provision for Income Taxes..........                                        1,000          1,000
                                      ------------   ------------   -------------   ------------
Net Loss............................    (8,081,000)   (12,485,000)    (25,067,000)   (32,217,000)
                                      ------------   ------------   -------------   ------------
Preferred Stock Dividends,
  Accretion, and Repurchase.........                                 (559,862,000)
                                      ------------   ------------   -------------   ------------
Net Loss Attributable to Common
  Stockholders......................  $ (8,081,000)  $(12,485,000)  $(584,929,000)  $(32,217,000)
                                      ============   ============   =============   ============
Weighted Average Common Shares
  Outstanding.......................    74,931,668     76,976,934      36,317,944     76,560,247
                                      ============   ============   =============   ============
Net Loss Per Share of Common
  Stock -- Basic and Diluted........  $      (0.11)  $      (0.16)  $      (16.11)  $      (0.42)
                                      ============   ============   =============   ============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                 COMMON STOCK
                             ---------------------    ADDITIONAL
                               SHARES                  PAID IN       ACCUMULATED
                             OUTSTANDING   AMOUNT      CAPITAL         DEFICIT          TOTAL
                             -----------   -------   ------------   -------------   -------------
BALANCE, DECEMBER 31,
  1999.....................   2,377,826    $ 2,000   $         --   $(144,227,000)  $(144,225,000)
Common stock warrants
  granted..................                             8,132,000                       8,132,000
Stock-based compensation...                             1,239,000                       1,239,000
Exercise of stock options
  and warrants.............  10,793,693     12,000      2,831,000                       2,843,000
Repurchase of preferred
  stock....................                             2,209,000         454,000       2,663,000
Accretion of preferred
  stock....................                           (13,883,000)   (457,593,000)   (471,476,000)
Dividends accrued for
  preferred stock..........                                            (1,028,000)     (1,028,000)
Beneficial conversion
  feature for Series G
  preferred stock..........                                           (89,567,000)    (89,567,000)
Dividends waived on
  preferred stock..........                               440,000       6,309,000       6,749,000
Conversion of preferred
  stock....................  51,312,037     51,000    341,296,000     479,645,000     820,992,000
Issuance of common stock...  10,455,046     10,000    153,554,000                     153,564,000
Net loss...................                                           (25,067,000)    (25,067,000)
                             ----------    -------   ------------   -------------   -------------
BALANCE, SEPTEMBER 30,
  2000.....................  74,938,602    $75,000   $495,818,000   $(231,074,000)  $ 264,819,000
                             ==========    =======   ============   =============   =============
BALANCE, DECEMBER 31,
  2000.....................  75,771,303    $76,000   $516,738,000   $(237,432,000)  $ 279,382,000
Stock-based compensation...                             1,591,000                       1,591,000
Exercise of stock
  options..................   1,242,956      1,000      2,134,000                       2,135,000
Stock issuance costs.......                              (110,000)                       (110,000)
Net loss...................                                           (32,217,000)    (32,217,000)
                             ----------    -------   ------------   -------------   -------------
BALANCE, SEPTEMBER 30,
  2001.....................  77,014,259    $77,000   $520,353,000   $(269,649,000)  $ 250,781,000
                             ==========    =======   ============   =============   =============

                See accompanying notes to financial statements.

                          CAPSTONE TURBINE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      NINE MONTHS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(25,067,000)  $(32,217,000)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     4,847,000      7,489,000
     Provision for doubtful accounts........................        74,000
     Loss on disposal of equipment..........................        35,000         68,000
     Non-employee stock compensation........................        60,000        361,000
     Employee stock compensation............................     1,239,000      1,230,000
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (959,000)    (3,921,000)
       Prepaid expenses and other assets....................       447,000       (125,000)
       Inventory............................................    (2,173,000)   (12,858,000)
       Accounts payable.....................................     2,853,000        292,000
       Other accrued liabilities............................      (852,000)     2,102,000
       Accrued warranty reserve.............................     2,869,000     (1,136,000)
       Deferred revenue.....................................     1,255,000     (1,865,000)
                                                              ------------   ------------
          Net cash used in operating activities.............   (15,446,000)   (40,506,000)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits and acquisition of equipment and leasehold
     improvements...........................................    (7,173,000)   (15,172,000)
  Proceeds from sale of equipment...........................     1,253,000          1,000
  Intangible assets.........................................   (16,550,000)      (557,000)
                                                              ------------   ------------
          Net cash used in investing activities.............   (22,470,000)   (15,728,000)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations....................    (1,150,000)    (1,046,000)
  Exercise of stock options and warrants....................     3,549,000      2,135,000
  Net proceeds from issuance of common stock................   153,572,000
  Stock issuance costs......................................                     (110,000)
  Net proceeds from issuance of Series G preferred stock....   120,362,000
  Repurchase of preferred stock.............................   (15,492,000)
                                                              ------------   ------------
          Net cash provided by financing activities.........   260,841,000        979,000
                                                              ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents........   222,925,000    (55,255,000)
Cash and Cash Equivalents, Beginning of Period..............     6,858,000    236,947,000
                                                              ------------   ------------
Cash and Cash Equivalents, End of Period....................  $229,783,000   $181,692,000
                                                              ============   ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest...............................................  $    588,000   $    457,000
     Income taxes...........................................  $      1,000   $      1,000

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

2.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     In August 2001, the FASB issued a new pronouncement SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after

                          CAPSTONE TURBINE CORPORATION

December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the provisions of SFAS 144 and have not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

4.  SEGMENT REPORTING

     The Company is considered to be a single operating segment in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The business activities of the operating segment are the development, manufacture and sale of turbine generator sets. Following is the geographic revenue information:

                                          THREE MONTHS                NINE MONTHS
                                              ENDED                      ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                     -----------------------   -------------------------
                                        2000         2001         2000          2001
                                     ----------   ----------   -----------   -----------
North America......................  $4,009,000   $2,277,000   $10,261,000   $16,535,000
Asia...............................   1,867,000      692,000     5,264,000     5,828,000
Europe.............................     321,000      328,000       504,000     1,719,000
South America......................          --       16,000            --       989,000
Africa.............................          --       33,000            --       740,000
                                     ----------   ----------   -----------   -----------
  Total............................  $6,197,000   $3,346,000   $16,029,000   $25,811,000
                                     ==========   ==========   ===========   ===========

5.  INVENTORY

     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market.

                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                 2000           2001
                                                             ------------   -------------
Raw materials..............................................  $10,133,000     $16,117,000
Work in process............................................    3,354,000       3,165,000
Finished goods.............................................      636,000       7,699,000
                                                             -----------     -----------
  Total....................................................  $14,123,000     $26,981,000
                                                             ===========     ===========

6.  STOCK-BASED COMPENSATION

     During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense of $488,000 and $357,000 for the three-month period ended September 30, 2000 and 2001, and $1,239,000 and $1,230,000 for the nine-month period ended September 30, 2000 and 2001, respectively. Stock-based compensation expense for the three-month period ended September 30, 2000 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $11,000, $89,000 and $388,000, respectively. Stock-based compensation expense for the three-month period ended September 30, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $16,000, $77,000 and $264,000, respectively. Stock-based compensation expense for the nine-month period ended September 30, 2000 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $43,000, $233,000 and $963,000, respectively. Stock-based compensation expense for the nine-month period ended September 30, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $50,000, $241,000 and $939,000, respectively.

                          CAPSTONE TURBINE CORPORATION

     As of September 30, 2001, the Company had $2.1 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004, as the amortization is based on the vesting period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes included in this Form 10-Q and Capstone's Annual Report on Form 10-K for the year ended December 31, 2000. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under "Business Risks" in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Forward-looking statements contained in this Form 10-Q speak only as of its date. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

     We began commercial sales of our units in 1998, targeting the emerging distributed generation industry that is being driven by fundamental changes in power requirements. We are currently focusing on our sales and marketing efforts, development of new products, acquisition of intellectual property rights and manufacturing facility expansion, which will result in higher operating expenses. We intend to achieve long-run profitability through production efficiencies and economies of scale. In February 2001, we completed our upfront payments to acquire intellectual property from a former supplier. In June 2001, we started to manufacture recuperator cores at our new facility. We continue working to develop new, higher profit-margin products.

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

     We continue to generate operating losses and we expect to continue to sustain operating losses through at least fiscal year 2002. Our sales cycles vary by application and geographic region, and in many cases require long lead times between identifying customer needs and providing commercially available solutions. As a result of anticipated increases in our operating expenses resulting from our expansion and the difficulty in forecasting revenue levels, we expect our quarterly performance to fluctuate. We are also a young company and therefore period-to-period comparisons between years may not necessarily be meaningful.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Revenues for the three months ended September 30, 2001 decreased $2.9 million to $3.3 million compared to $6.2 million for the three months ended September 30, 2000. During the three months ended September 30, 2001, we shipped 80 units, a decrease of 131 units from the 211 units we shipped in the three months ended September 30, 2000. During the three months ended September 30, 2001, we shipped 62 units of our 30-kilowatt products and 18 units of our 60-kilowatt products. During the three months ended September 30, 2000, we shipped 210 units of our 30-kilowatt products and one unit of our 60-kilowatt products.

     The decrease in revenues is attributable to several factors that contributed to the drop-off in demand in the third quarter of 2001 including the overall deterioration in economic conditions. Given the increased focus by companies to tighten their capital expenditures, we saw reluctance on the part of potentially large customers to make the investment required to achieve the benefits of our microturbines. In addition, the predicted energy shortages in California have not materialized. In the beginning of the year, widely-held expectations were that large portions of California would be subject to brownouts and rolling blackouts, motivating large numbers of businesses to adopt the clean, blackout protection capabilities of our microturbine systems. This scenario did not occur to the degree anticipated.

     Gross Loss. Cost of goods sold includes direct material costs, assembly and testing, compensation and benefits, overhead allocations for facilities and administration, and warranty reserve charges. Our gross loss for the three months ended September 30, 2001 increased to $2.1 million compared to a gross loss of $1.1 million for the three months ended September 30, 2000. Gross loss as a percentage of revenue increased as production overhead costs were allocated over lesser volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to cost of goods sold. The warranty reserve charge decreased $811,000 to $240,000 for the three months ended September 30, 2001 from $1.1 million for the three months ended September 30, 2000 as estimated warranty costs have declined based on our actual warranty cost experience and lesser number of units sold in the three months ended September 30, 2001.

     Research and Development Expenses. Research and development expenses include compensation, the engineering department overhead allocations for administration and facilities, and material costs associated with development. Research and development expenses were primarily for expanding the functionality of our 60-kilowatt family of products and for next generation products. Research and development expenses for the three months ended September 30, 2001 decreased $0.5 million, or 17%, to $2.5 million compared to $3.0 million for the three months ended September 30, 2000. Research and development expenses for the three months ended September 30, 2001 are reported net of a $1 million benefit from cost sharing programs such as the Department of Energy Advanced Microturbine Program.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our sales, marketing and general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses for the three months ended September 30, 2001 increased $2 million, or 28%, to $9.2 million compared to $7.2 million for the three months ended September 30, 2000. The Company continues to expand its selling and marketing efforts through increases in staff headcount and related overhead expenses, and we anticipate this trend to continue as we enter into new markets and develop new sales and marketing programs. In addition, legal expenses increased to support our patent pursuit efforts.

     Interest Income. Interest income, net of interest expense for the three months ended September 30, 2001 decreased $1.8 million to $1.4 million compared to $3.2 million for the three months ended September 30, 2000. The decrease is primarily attributable to lower average investment balances and lower interest rates in the three months ended September 30, 2001.

  NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Revenues for the nine months ended September 30, 2001 increased $9.8 million to $25.8 million compared to $16 million for the nine months ended September 30, 2000. The increase in revenues is attributable to greater sales to a larger customer base, which has resulted from expanding our marketing efforts. During the nine months ended September 30, 2001, we shipped 808 units, an increase of 260 units over the 548 units we shipped in the nine months ended September 30, 2000. During the nine months ended September 30, 2001, we shipped 715 units of our 30-kilowatt products and 93 units of our 60-kilowatt products. During the nine months ended September 30, 2000, we shipped 547 units of our 30-kilowatt products and one unit of our 60-kilowatt products.

     Gross Loss. Cost of goods sold includes direct material costs, assembly and testing, compensation and benefits, overhead allocations for facilities and administration, and warranty reserve charges. Our gross loss for the nine months ended September 30, 2001 decreased to $1.2 million compared to $4.6 million for the nine months ended September 30, 2000. Gross loss as a percentage of revenue decreased as production overhead costs were allocated over larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to cost of goods sold. The warranty reserve charge decreased $2.5 million to $1.6 million for the nine months ended September 30, 2001 from $4.1 million for the nine months ended September 30, 2000 as estimated warranty costs have declined based on our actual warranty cost experience.

     Research and Development Expenses. Research and development expenses include compensation, the engineering department overhead allocations for administration and facilities, and material costs associated with development. Research and development expenses were primarily for expanding the functionality of our 60-kilowatt family of products and for next generation products. Research and development expenses for the nine months ended September 30, 2001 decreased $0.2 million, or 3%, to $8.2 million compared to $8.4 million for the nine months ended September 30, 2000. Research and development expenses for the nine months ended September 30, 2001 are reported net of a $1.5 million benefit from cost sharing programs such as the Department of Energy Advanced Microturbine Program.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our sales, marketing and general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses for the nine months ended September 30, 2001 increased $12.8 million, or 74%, to $30 million compared to $17.2 million for the nine months ended September 30, 2000. The Company continues to expand its selling and marketing efforts through increases in staff headcount and related overhead expenses, and we anticipate this trend to continue as we enter into new markets and develop new sales and marketing programs. Of the increase, $2.9 million was attributable to pre-production costs associated with the Company's core manufacturing and $1.3 million to marketing rights amortization expense related to the repurchase of marketing rights from Fletcher Challenge Limited. Marketing rights amortization expense will continue through 2005, as the expense is being amortized over the original term of the contract. In addition, legal expenses increased to support our patent pursuit efforts.

     Interest Income. Interest income, net of interest expense for the nine months ended September 30, 2001 increased $1.9 million to $7.1 million compared to $5.2 million for the nine months ended September 30, 2000. The increase is primarily attributable to higher average investment balances due to the funds received from the Series G preferred stock issuance in February 2000, our initial public offering in July 2000 and our secondary public offering in November 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements depend on many factors, including our product development activities, our product expansion and our commercialization efforts. We expect to continue to devote substantial capital resources to continue the development of our sales and marketing programs, to hire and train production staff and to expand our research and development activities. We believe that our current cash balance of $181.7 million is sufficient to fund operations at least through 2002.

     Accounts receivable increased to $7.6 million as of September 30, 2001 compared to $3.7 million as of December 31, 2000. Accounts receivable included $1 million from Department of Energy, of which $0.7 million was collected subsequent to September 30, 2001. We also have about $0.6 million of receivables from two foreign customers, secured by irrevocable letters of credits. We do not anticipate any significant bad debt write-offs arising out of our receivables.

     Inventory increased to $27 million as of September 30, 2001 compared to $14.1 million as of December 31, 2000, attributable to an inventory build-up due to slower-than-anticipated sales. Inventory included $7.7 million of finished microturbine systems ready for shipment.

     Equipment and leasehold improvements, net of accumulated depreciation and amortization, increased to $27.9 million as of September 30, 2001 compared to $11.6 million as of December 31, 2000. The increase was primarily from leasehold improvements, tooling and equipment in our new facility in Van Nuys, California. Deposits on fixed assets decreased to $2 million as of September 30, 2001 compared to $6.6 million as of December 31, 2000 due to the application of down payments on fixed assets received during 2001.

     Deferred revenue decreased to $2.2 million compared to $4.1 million as of December 31, 2000, attributable to application of deposits from customers on shipments during the nine months ended September 30, 2001.

     Our net cash used in operating activities was $40.5 million for the nine months ended September 30, 2001 compared to $15.4 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, cash used in operating activities included a $32.2 million Net Loss, a $12.9 million increase in inventory and $4.6 million increase in other operating assets and liabilities, less non cash operating activities of $9.2 million. Net cash used in investing activities was $15.7 million for the nine months ended September 30, 2001 compared to $22.5 million for the nine months ended September 30, 2000. Investing activities in 2001 primarily consisted of equipment and tooling purchases, intangible purchases and leasehold improvements associated with our recuperator core manufacturing and facility.

     Our net cash provided by financing activities was $1 million for the nine months ended September 30, 2001 compared to $260.8 million for the nine months ended September 30, 2000. We have financed our operations and investing activities primarily through private and public equity issuances. The primary source of our cash and cash equivalents as of September 30, 2001 were provided by financing activities during 2000 from the issuance of Series G preferred stock with net proceeds of $120.4 million, the issuance of common stock in our initial public offering with net proceeds of $153.6 million and the issuance of common stock in our secondary offering with net proceeds of $19.6 million.

     We have invested proceeds from the issuances of securities to provide liquidity for operations and for capital preservation. In addition, we use capital lease commitments to sell and leaseback various fixed assets. During the nine months ended September 30, 2001, we repaid our capital lease obligations in the amount of $1.0 million. As of September 30, 2001, we had $4.1 million outstanding under various leases with Transamerica and $5,000 outstanding to other leasing institutions.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

     During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is required to implement SFAS 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     In August 2001, the FASB issued a new pronouncement SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the provisions of SFAS 144 and have not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

BUSINESS RISKS

     This Form 10-Q and other public statements and announcements made by Capstone and its representatives from time to time contain or may contain forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), pertaining to, among other things, Capstone's future results of operations, research and development activities, including the development of our 60-kilowatt unit and our 125-kilowatt unit, sales expectations, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. Forward-looking statements contained in this Form 10-Q speak only as of its date. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

  WE HAVE A LIMITED OPERATING HISTORY CHARACTERIZED BY NET LOSSES, WE ANTICIPATE CONTINUED LOSSES THROUGH AT LEAST 2002 AND WE MAY NEVER BECOME PROFITABLE.

     Since our inception in 1988, we have reported net losses for each year. Our net losses were $30.6 million in 1997, $33.1 million in 1998, $29.5 million in 1999, $31.4 million in 2000 and $32.2 million for the nine months ended September 30, 2001. We anticipate incurring additional net losses through at least 2002. Since inception through September 30, 2001, we have recorded cumulative losses of approximately $180 million. We have only been commercially producing Capstone MicroTurbines since December 1998 and have made only limited sales to date. Also, because we are in the early stages of selling our products, we have relatively few customers. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

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

  IF WE ARE UNABLE TO MANUFACTURE RECUPERATOR CORES INTERNALLY, OUR ASSEMBLY AND PRODUCTION OF MICROTURBINES MAY SUFFER DELAYS AND INTERRUPTIONS.

     Solar Turbines Incorporated had been our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. Solar is a wholly owned subsidiary of Caterpillar Inc. At present, we are not aware of any other suppliers that could produce these cores to our specifications within our time requirements. In September 2000, we exercised contractual rights to begin using Solar's intellectual property to manufacture recuperator cores. In June 2001, we started to manufacture recuperator cores. We cannot assure you that this transition from purchasing recuperator cores to manufacturing them ourselves will be without disruption. Also, we cannot assure you that Solar will honor the license agreement, that a court would enforce it, or that we will be able to meet our obligations under it. If we had to develop and produce our own recuperator cores without using Solar's intellectual property, we estimate it could take up to three years to begin production.

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

  WE MAY NOT BE ABLE TO RETAIN KEY MANAGEMENT AND THE LOSS OF KEY MANAGEMENT COULD PREVENT EFFECTIVE IMPLEMENTATION OF OUR EXPANSION PLAN.

     Our success depends in significant part upon the continued service of key management personnel, such as Dr. Ake Almgren, our Chief Executive Officer, Mr. Norman Chambers, our Chief Operating Officer, Mr. Jeffrey Watts, our Chief Financial Officer and Mr. William Treece, our Senior Vice President of Strategic Technology Development. Currently, the competition for qualified personnel is intense and we cannot assure you that we can retain our existing management team. The loss of Dr. Almgren, Mr. Chambers, Mr. Watts, Mr. Treece or any other key management personnel could materially adversely affect our operations.

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

     Our sales during the third quarter of 2001 were less than we expected. These trends appear to be continuing into the fourth quarter. As a result, it is difficult for us to forecast the level of sales that may occur in the fourth quarter and, if sales during the latter part of the quarter do not once again substantially exceed the sales early in the quarter, we could experience a material shortfall relative to our expectations and targets.

  THE CALIFORNIA ENERGY SITUATION MAY CHANGE AND NEGATIVELY IMPACT OUR SALES.

     Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions, significantly higher costs in some areas of the state and uncertainty regarding future regulation. To alleviate these problems, emergency procedures have been implemented in California to provide for expedited review and approval of the construction and operation of new power plants in California on favorable terms. Additional competition from these power plants or other power sources that may take advantage of favorable legislation as well as unforeseen changes in the California market could diminish the demand for our products. We cannot assure you that significant sales will arise from this potential market.

  WORLD ECONOMIC FACTORS MAY CHANGE AND NEGATIVELY IMPACT OUR GROWTH AND SALES.

     It is predicted that there will be a significant slowdown in growth in the U.S. economy for the remainder of 2001 and a portion of 2002. As a consequence of the September 11th terrorist attack on the U.S., and any extended U.S. recession or worldwide slowdown, we may not be able to expand our customer base and sales, which would negatively impact our results. As a result of the economic uncertainty, and a desire by companies to tighten capital expenditures, we have seen reluctance on the part of potentially large customers to buy our products. The economic uncertainty, along with fluctuations in energy prices and political disruptions or higher interest rates could result in weaker than anticipated business growth and worldwide sales of our products.

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

  WE MAY BE UNABLE TO FUND OUR FUTURE OPERATING REQUIREMENTS, WHICH COULD FORCE US TO CURTAIL OUR OPERATIONS.

     We are a capital-intensive company and may need additional financing to fund our operations. In 2000, our net cash used in operations was $23.8 million and our net cash used in investing activities totaled $26.9 million. For the nine months ended September 30, 2001, our net cash used in operations was $40.5 million and our net cash used in investing activities was $15.7 million. As of September 30, 2001, we had approximately $181.7 million in cash and cash equivalents on hand. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we will need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets may also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

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

     Because we are in the early stages of selling our products, with relatively few customers, we expect our order flow to continue to be uneven from period to period. Because a significant portion of our expenses is fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

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

     Our competitors include several well-established companies that have substantially greater resources than we have and that benefit from larger economies of scale and worldwide presence. NREC (Ingersoll-Rand Company), and Elliot are domestically based competitors of Capstone who we believe have microturbines in various stages of development. NREC (Ingersoll-Rand Company) has announced that it expects to begin to commercially ship microturbine units in 2001. In addition to these domestic microturbine competitors, AB Volvo and ABB Ltd. have a joint venture in Europe, called Turbec, to develop a microturbine. A number of other major automotive and industrial companies have in-house microturbine development efforts, including Ishikawajima-Harima Heavy Industries, Mitsubishi Heavy Industries, Ltd. and Turbo Genset Inc. We believe that all of these companies will eventually have products that will compete with our microturbines. Some of our competitors are currently developing and testing microturbines which they expect to produce greater amounts of power than Capstone MicroTurbines, ranging from 75 kilowatts up to 350 kilowatts, and which may have longer useful lives than Capstone MicroTurbines. Capstone MicroTurbines also compete with other existing technologies, including the electric utility grid, reciprocating engines, fuel cells, and solar and wind powered systems. Many of the competitors producing these technologies also have greater resources than we have. For instance, reciprocating engines are produced by, among others, Caterpillar Inc., Interstate companies and Cummins Inc. We cannot assure you that the market for distributed power generation products will not ultimately be dominated by technologies other than ours.

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

     We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. At September 30, 2001, we possessed 45 United States patents and 15 international patents and additional patents pending. In particular, we believe that our patents and patents pending for our air-bearing systems, digital power controller and our combustion systems are key to our business. We believe that, due to the rapid pace of technological innovation in turbine products, our ability to establish and maintain a position among the technology leaders in the industry depends on both our patents and other intellectual property and the skills of our development personnel. We cannot assure you that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our future patent applications will be issued with the scope of the claims asserted by us, if at all. Further, we cannot assure you that third parties or competitors will not develop technologies that are similar or superior to our technology, including our air bearing technology, duplicate our technology or design around our patents. Also, another party may be able to reverse engineer our technology and discover our intellectual property and trade secrets. We may be subject to or may initiate proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of foreign countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition or results of operations.

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

     In our initial public offering, we sold an aggregate of 10,454,545 shares our common stock for net proceeds of approximately $153.6 million. Since our initial public offering, we have used from the general corporate funds, which includes proceeds from a previous offering of the Series G preferred stock, approximately $23 million to purchase tooling and manufacturing equipment, $11 million to repurchase marketing rights and $55 million to fund operating activities, including sales and marketing and research and development. As of September 30, 2001, remaining net proceeds from the offering were primarily held in cash equivalents. With the exception of marketing rights acquired from Fletcher Challenge Limited, none of the net proceeds of the offering were paid, directly or indirectly, to any director or officer of Capstone or any of their associates, or to persons owning ten percent or more of any class of our equity securities, or any affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Index to Exhibits.

     The following exhibits are incorporated by reference into this Form 10-Q:

          None

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

Date: November 13, 2001