Form 10-K
period 2001-12-31
CAPSTONE TURBINE CORP
filed 2002-03-29
CIK 1009759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15957

Capstone Turbine Corporation

(Exact name of Registrant as specified in its charter)

Delaware	95-4180883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21211 Nordhoff Street, Chatsworth, California 91311

(Address of principal executive offices) (Zip code)

818-734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☐

      The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of March 11, 2002 was $295.2 million based upon the composite closing price of the registrant’s common stock on the Nasdaq National Market System on that date.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 77,401,149 shares of common stock, $.001 par value, were outstanding as of March 11, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III: Proxy Statement for Annual Meeting of Stockholders to be held May 30, 2002.

CAPSTONE TURBINE CORPORATION

FORM 10-K

PART I

Item 1.     Business.

Overview

      We develop, design, assemble and sell Capstone MicroTurbines for worldwide applications in the markets for on-site power production, also known as distributed power generation, and hybrid electric vehicles that combine the primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We are the first company to offer a proven, commercially available power source using microturbine technology. Our 30-kilowatt and 60-kilowatt products are state-of-the-art systems designed to produce electricity for commercial and small industrial users. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and reliable electricity and heat production systems. Also, our advanced technology allows our microturbines to operate by remote control. Our 30-kilowatt product can use a broad range of gaseous and liquid fuels in an environmentally friendly manner. We intend to develop corresponding configurations for our 60-kilowatt family of products.

      We are a leading worldwide developer and supplier of microturbine technology. As of December 31, 2001, we shipped 2,035 commercial units, of which 212 were shipped during 1998 to 1999, 790 during 2000 and 1,033 during 2001. Of the units we shipped, we are tracking approximately 1,600 units, a combination of installed units, and those we believe are in the sales and commissioning cycle. Further, we believe that about 300 units are currently inactive in distributors’ inventories. This has occurred for two primary reasons. First, these distributors purchased larger quantities of products to take advantage of volume discounts and second, some product sales to end-users have not occurred as anticipated because product integration designs and implementations are still under development by the distributors. Finally, we believe about 100 units are in inventory at a company that has stated its intention to divest of its distributed generation operations.

      We are currently managing our business such that we generally ship product as it is ordered. Therefore, we do not have any significant backlog. This is different than a year ago, when the Company had programs that required new business partners to place orders in volume. However, as the business develops, backlog may again become meaningful.

      We believe stationary applications for our microturbines, both independent of or connected to the electric utility grid, are extremely broad. The primary stationary markets that we are targeting include:

•	resource recovery — using natural gas or other gasses that are otherwise burned or released directly into the atmosphere to produce power;

•	micro-cogeneration/combined heat and power — using both electricity and heat, for example, for space heating, air conditioning and chilling water, to maximize use of available energy;

•	power quality and reliability, including back-up and standby power/peak shaving — meeting power quality and reliability supply requirements for users with particularly low tolerances for power source interruption and providing a reliable back-up power supply for increasingly electricity-dependent enterprises and self-generation during hours when electricity prices spike; and

•	developing regions and other stationary power applications — providing power in areas with limited access to transmission and distribution lines.

      We also have applied our technology to hybrid electric vehicles such as buses, industrial use and other vehicles. Capstone MicroTurbine subassemblies are currently used in buses operating in Christchurch, New Zealand and U.S. cities such as Los Angeles, Atlanta, Chattanooga and Tempe.

      Since our microturbine systems and subassemblies can be used as power sources within larger energy “solutions” for our customers, we envision our distributors and end-users developing more applications over time. Our marketing strategy includes partnering with major companies with strong connections to local markets and, when appropriate, to sell directly to the end-user.

Our Products

      Capstone MicroTurbines are compact, environmentally friendly generators of electricity and heat. They operate on the same principle as a jet engine but can use a variety of commercially available fuels, such as natural gas, diesel, kerosene and propane, as well as previously unusable or underutilized fuels. For example, our 30-kilowatt product can operate on low British Thermal Unit (“BTU”) gas, which is gas with low energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. The small size and relatively lightweight modular design of our microturbines allows for easy transportation.

      Our microturbines incorporate four major design features:

•	advanced combustion technology;

•	patented air-bearing technology;

•	air cooling; and

•	digital power electronics.

      The air-bearing system allows our microturbine’s single moving assembly to produce power without the need for typical petroleum-based lubrication. Air-bearings use a high-pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance, such as oil changes. Air cooling eliminates maintenance required with conventional liquid cooling systems. The digital power controller (“DPC”) manages critical functions and monitors operations of the microturbine. For instance, the DPC controls the microturbine’s speed, temperature and fuel flow and communicates with external computers and modems. All control functions are performed digitally, as opposed to using analog electronics. The DPC optimizes performance, resulting in lower emissions, higher reliability and highest possible efficiency over a variable power range.

      Our Model 330 and the Capstone 60-kilowatt units are approximately the size of a large refrigerator. Our Model 330 generates approximately 30 kilowatts of electric power, which is enough to power a typical convenience store, and approximately 300,000 kilojoules per hour of heat, enough energy to heat 20 gallons of water per minute with a 20-degree Fahrenheit temperature rise. We have the ability to vary and modify our microturbines to accommodate a variety of applications and needs.

      Our strategy is to develop products that can operate:

•	connected to the electric utility grid;

•	on a stand-alone basis;

•	multi-pack up to 100 units; or

•	in dual mode, where the microturbine operates connected to the grid or, when the grid is unavailable, the microturbine automatically disconnects itself from the grid and operates on a stand-alone basis.

      In September 2000, we shipped the first commercial unit of our 60-kilowatt family of microturbine systems.

      Our family of products is currently available in the following configurations:

Product Configurations

	Model 330		Capstone 60

	Grid	Stand-	Grid	Stand-
Fuel:	Connect	Alone	Connect	Alone

low pressure natural gas	X	X	X	X
high pressure natural gas	X	X	X	X
low BTU gas	X	X
sour gas	X	X
gaseous propane	X	X
compressed natural gas	X	X
diesel	X	X
kerosene	X	X

      We offer various accessories for our products including rotary gas compressors with digital controls, dual mode controllers that allow automatic transition between grid connect and stand-alone modes, batteries with digital controls for stand-alone or dual-mode operations, power servers, protocol converters for internet access, packaging options, and miscellaneous parts such as frames, exhaust ducting and installation hardware, if required. We also sell microturbine components and subassemblies.

Detailed MicroTurbine Description

      The Model 330 Capstone MicroTurbine is designed to be a reliable, compact, low emissions, and low maintenance power generation system, which generates approximately 30 kilowatts of electric power as a stand-alone power source or grid connected. Our Capstone 60 family generates approximately 60 kilowatts of electric power. As an alternative power source, our microturbine may replace or efficiently supplement existing sources of electric power.

      The Capstone MicroTurbine consists of a turbogenerator and DPC combined with ancillary systems such as a fuel system. The turbogenerator includes a mechanical combustor system and a single moving assembly rotating on our patented air-bearings at up to 96,000 revolutions per minute. The combustor system operates on a variety of fuels and at full power achieves nitrogen oxides (“NOx”) emissions levels in the exhaust of less than nine parts per million per volume with natural gas and less than 35 parts per million per volume when operating with diesel. The emissions from the turbogenerator combustion system are up to 20 times lower than emissions standard for a reciprocating diesel fuel generator set. As a result of our patented air-bearings, microturbines do not require lubrication. In addition, the microturbines do not utilize liquid cooling, keeping maintenance costs throughout their estimated 40,000-hour life extremely low.

      The DPC is a state-of-the-art, air cooled, insulated gate bipolar transistor, commonly known as IGBT, based inverter with advanced digital signal processor based microelectronics. The advantages of digital electronics over analog electronics include accuracy, flexibility, and repeatability. In addition, we are taking advantage of the example set by the computer industry: digital data processing results in higher reliability with lower cost. The DPC controls and manages the microturbine using proprietary software and advanced algorithms. The DPC:

•	starts the turbogenerator and manages its load;

•	manages the speed, fuel flow, and exhaust temperature of the microturbine;

•	converts the variable frequency, up to a maximum of 1,600 Hertz, and variable voltage power produced by the generator into a usable output of either 50/60 Hertz AC or optionally DC; and

•	provides digital communications to externally maintain and control the equipment.

      In addition, the DPC’s application software provides an advantage to end-users by allowing them to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the microturbine allows end-users to remotely and efficiently monitor performance, fuel input, power generation and time of operation using our proprietary communications software, which can interface with standard personal computers using our application software. This remote capability provides end-users with power generation flexibility and cost savings.

      The Model 330 was initially designed to operate connected to an electric utility grid and uses a high pressure, natural gas fuel source. We can easily vary and modify the basic microturbine to accommodate a variety of applications and needs. We have operated with different fuels including a variety of carbon-based fuels such as propane, sour gas, kerosene and diesel. The combustor system remains the same for all fuels, except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone MicroTurbine’s multi-fuel capability provides significant competitive advantages with respect to the markets in which we may operate. We offer other accessories including rotary gas compressors with digital controls, dual mode controllers that allow automatic transition between grid connect and stand-alone modes, batteries with digital controls for stand-alone or dual mode operations, packaging options, and miscellaneous parts such as frames and exhaust ducting and installation hardware where required.

Typical Operation of a MicroTurbine

      Air is drawn into the air inlet by the compressor impeller. The compressor impeller increases the pressure of the air and ejects it into the recuperator. The recuperator is a heat exchanger that heats the air as it passes through it to approximately 1,000 degrees Fahrenheit. Preheating the air substantially lessens the amount of fuel needed, thus increasing the efficiency of the unit. The preheated air leaves the recuperator and enters the combustion chamber where it is mixed with the fuel and burned. The fuel is controlled and delivered to the combustion chamber for ignition and combustion by injectors and the combustor system. The mixture of combusted gas enters the turbine where it is then expanded. As the mixture expands, it causes the turbine to rotate. The turbine is directly coupled to the compressor and generator shaft, and as the turbine rotates, the compressor and generator rotate at a speed of up to 96,000 revolutions per minute, and generate electricity. The combusted gas mixture leaves the turbine at a temperature of up to approximately 1,200 degrees Fahrenheit and flows through the recuperator where it heats the cooler air brought into the combustor through the impeller. As the combusted gas mixture passes through the recuperator, the exhaust cools to a temperature of approximately 600 degrees Fahrenheit and is discharged through the exhaust pipe.

      There is only one moving assembly in the entire turbogenerator, which consists of the rotating generator shaft, the compressor impeller, and the turbine rotor. This rotating component is supported by a combination of radial air bearings and one double acting axial air bearing. Air bearings avoid the need for oil lubrication resulting in low maintenance requirements and high reliability. The entire system is air-cooled, which avoids liquid cooling, thereby resulting in low maintenance requirements.

      Our 30-kilowatt and 60-kilowatt grid-connect and stand-alone microturbine power systems meet the Underwriters’ Laboratories certification for the UL2200 stationary engine generator standards and the UL1741 utility interactive requirements. We also have achieved ISO 9001 certification.

      The California Energy Commission certified our 30- and 60- kilowatt microturbine power systems as the first, and so far the only, products that comply with the requirements of its “Rule 21” grid interconnection standard. The certification is significant in that it has the potential to streamline the process for connecting distributed generation systems to the grid in California, avoiding both costly external equipment procurement requirements and extensive site-by-site and utility-by-utility analysis.

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

•	resource recovery;

•	micro-cogeneration/combined heat and power;

•	power quality and reliability including back-up and standby power/ peak shaving; and

•	developing regions and other stationary power applications.

      Each of these markets may adopt our products at different rates depending upon several factors. We believe the resource recovery market generally and the combined heat and power market in Japan have properties that are conducive to the relatively rapid acceptance of our microturbines. However, the combined heat and power market in North America as well as the back-up and standby power and peak shaving markets will take longer to penetrate due to changing competitive conditions and the deregulating electric utility environment.

Resource Recovery

      On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes creates fuel byproducts, which traditionally have been released or burned into the atmosphere. Our Model 330 microturbine can burn these waste gases with minimal emissions thereby in some cases avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use at the site, or in the surrounding community. Our Model 330 has demonstrated effectiveness in this application and outperforms conventional combustion engines in a number of circumstances, including when the gas contains a high amount of sulfur. We intend to test our 60-kilowatt unit to confirm its functionality under the severe conditions involved in resource recovery operations. We have sold a substantial portion of our systems into the resource recovery market to be used at oil and gas exploration and production sites. We have also sold our systems to be used to burn gases released from landfills and waste water treatment facilities. These gases are considered renewable resources.

Micro-Cogeneration/ Combined Heat and Power

      Micro-cogeneration, or combined heat and power, is a potentially extensive market that seeks to use both the heat energy and electric energy produced in the generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 70% or more. The increased operating efficiency often reduces overall emissions and, through displacement of other separate systems, can reduce variable production costs. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications.

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

      We believe that Capstone MicroTurbines provide an economic solution in markets similar to Japan for delivering clean power when and where it is needed without requiring a large capital investment. Capstone MicroTurbines and/or subassemblies incorporated into a more comprehensive energy package should have the potential to penetrate these large and growing markets. In particular, we believe our microturbine’s ability to accept a wide range of fuel options may enhance our market position and accelerate acceptance in these locations.

Power Quality and Reliability, including Back-up and Standby Power/ Peak Shaving

      Due to the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Our microturbines can follow levels of demand and have low emissions, which we believe permits them to be configured in multiple unit arrays and used in combination to provide a highly reliable electricity generating system. We believe that customers with particularly low tolerances for power service interruptions, such as high technology and information systems companies, represent a growing potential market for our microturbine products.

      With the trends of continuing deregulation in the electric utility industry and increased reliance on sensitive digital electronics in day-to-day life, industrialized societies are increasingly demanding high quality, high reliability power. End customers with greater freedom of choice are investigating alternative power sources to protect their business operations and equipment from costly interruptions. Along with deregulation has come the initiation of competition in electricity generation and substantially increased electricity price volatility. We believe an increasing number of power marketers, energy service providers and end-users will use alternative power sources to protect against temporary price spikes by “peak shaving” or self-generating when the price charged by the local utility company gets too high. These load management applications give the user a unilateral opportunity to reduce energy costs.

      Our 60-kilowatt microturbine, which we expect to be the primary product in these markets, provides users great flexibility. The Capstone MicroTurbine system architecture allows any user to determine its interface with the local electric grid with minimal disruption. In applications where emissions, weight or vibration are important considerations, the microturbine also has a competitive advantage due to its low emissions and flexibility in siting. In addition, microturbines can be managed and monitored remotely, thereby reducing on-site maintenance costs.

      Utilities also can take advantage of Capstone MicroTurbines to avoid costly transmission and distribution system expansion or upgrades in uncertain growth or “weak” areas in the electric utility grid. These companies can place our microturbines where the electrical power is needed. The microturbines can supply power in conjunction with the power provided by the utility’s standard generation and transmission equipment. In the alternative, the utility can use the microturbines to provide power during times when demand for power is at its highest, potentially reducing the need for expensive expansions to the central power plant. Rural electric cooperatives and electric utilities may use our microturbines as a stand-alone system to provide temporary or back-up power for specific applications or to provide primary power for remote needs.

Developing Regions and Other Stationary Power Applications

      Many people in less developed countries do not have access to electric power. The ability of our microturbines to use a location’s fuel of choice, for example kerosene, diesel or propane, will allow countries to use their available fuel source infrastructure more efficiently. We also have designed our microturbine to be a competitive, reliable primary power source alternative compared to diesel generators and other technologies that currently provide power to remote areas or areas with unreliable central generation. This is due to our microturbines’ “load following” characteristic, meaning that our microturbines are able to match power output to the served facility’s need for power. In addition, while emissions have not been a large market issue in these developing regions, we believe any increases in environmental concerns or stricter emissions requirements would benefit us in the long run. Furthermore, remote commercial and industrial applications, including offshore oil and gas platform power, pipeline cathodic protection, and resort and rural electrification, can use our microturbine effectively.

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

      Our microturbines have been used for over three years in vehicle applications. Our system has been designed into four different manufacturers’ general production hybrid electric vehicle platforms, which were put into service in the United States beginning in 1997. The Capstone MicroTurbine has logged more than 300,000 miles of operation in various municipal fleets, providing a cost-efficient, low emission alternative to higher cost, pure electric vehicles and higher emissions reciprocating engines. The two significant design advantages of the microturbine as compared to the internal combustion engine are very low emissions and very low maintenance.

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

Cost Competitive

      We believe our microturbines have the potential to be cost competitive in their target markets. In the exploration and production markets, environmental penalties incurred for flaring or venting gas can be avoided by using our microturbines. Our low maintenance microturbines can burn wellhead gas directly off the casing head, avoiding any intermediary sulfur scrubbing devices, while competing devices require extra maintenance and additional intermediary devices to do the same. In the landfill gas digestion market, the microturbine can burn low BTU and sour gas while requiring minimal maintenance relative to competing technologies, like reciprocating engines. In the coal seam gas market, our microturbines require substantially less maintenance than reciprocating engines. The ability of the microturbine to operate on a stand-alone basis allows for less capital expenditures compared to the electric utility grid, which requires up-front capital expenditures for additional distribution and transmission lines. In combined heat and power applications, the microturbine’s efficiency is approximately 60-70% compared to approximately 30% efficiency when used only to generate electricity in typical technology. In the hybrid electric vehicle market, the microturbine results in lower cost per mile, lower emissions, and load balancing of the grid for the utility.

      Because the applications for our microturbines are extremely broad and the number of features which can influence capital cost is also large, estimates of energy generation costs per kilowatt hour vary substantially depending on assumptions. When used in resource recovery applications, our microturbine operates with gas not otherwise useable as fuel. In some cases, consuming this gas avoids environmental penalties. Assuming the units are grouped in operating groups of four and run approximately 90% of the year, we estimate the generation cost at slightly less than $0.031 per kilowatt-hour. In combined heat and power applications where gas costs are approximately $6.00 per million BTUs, we estimate the generation cost at approximately $0.081 per kilowatt-hour. The generation costs are highly sensitive to the price of the fuel. Other applications including standby and peak shaving depend greatly on the specific set of circumstances confronting a potential end-user. Additionally, we believe that our 60-kilowatt units will exhibit better operating characteristics and lower electrical generation costs than our 30-kilowatt units.

Environmentally Friendly

      In stationary power generation configurations, our digital power controlled combustion system produces less than nine parts per million per volume of emissions of NOx and unburned hydrocarbons at full power when burning natural gas or propane, and less than 25 parts per million per volume when using diesel fuel. We believe that these emission levels are less than the emissions of any fossil fuel combustor without catalytic combustion or other emissions reduction equipment, resulting in a high quality exhaust. Due to our patented air-bearing technology, our microturbines require no petroleum-based lubricants, avoiding potential ground contamination caused by petroleum-based lubricants used by conventional reciprocating engines, turbines and other similar technologies. Also, because our system is air cooled, we avoid the use of toxic liquid coolants, such as glycol.

Availability and Reliability

      Our microturbines can provide both high availability and reliability when compared to other power generation alternatives. We designed the microturbine for a target availability of 98%. Our microturbines have often achieved this availability target when using high-pressure natural gas, and we are working to achieve this availability target across all of our units and for other fuel sources.

Minimal Maintenance

      Our patented air-bearing system, DPC and air-cooled design can potentially reduce the maintenance cost of our microturbines. The air bearings eliminate the need for lubrication, avoiding the need to change oil and individually lubricate ball bearings or other similar devices. The DPC’s ability to continuously and remotely monitor our microturbine performance avoids regularly scheduled diagnostic maintenance costs. The air-cooled design eliminates all of the maintenance related to liquid cooling systems utilized with conventional power electronics technology and generator cooling. Currently, the only scheduled maintenance for both the Model 330 and C60 is periodic cleaning or changing of the intake air filter and fuel filters every 8,000 hours of operation and thermocouple, igniter and fuel injector replacement every 16,000 hours of operation.

Remote Monitoring and Operating

      The DPC allows users to efficiently monitor our microturbines’ performance, fuel input, power generation and time of operation in the field from off-site locations by telephonic hook-up. In addition, the operator can remotely turn the microturbine on and off, control the fuel flow and vary the power output.

Flexible Configuration

      Our Model 330 microturbines can be customized to serve a wide variety of operating requirements. They can be connected to the electric utility grid or operate on a stand-alone or dual mode basis. They can use a variety of fuel sources and can be readily integrated into combined heating and power applications. The microturbine can be sold either as a ready-to-use unit, or in component and subassembly form for repackaging to the ultimate end-user. The microturbine can be operated as a single unit, or several units can be installed together and operated in parallel as one unit. We expect to develop our 60-kilowatt family of microturbines to be available for use in nearly all of these configurations.

Scalable Power System

      Our microturbines are designed to allow multiple units to run together to meet each customer’s specific needs. This feature enables users to meet more precisely their growing demand requirements and thereby manage their capital costs more efficiently.

Relative Ease of Transportation and Minimal Site Requirements

      Our microturbines are easy to transport and relocate. Their small size allows great flexibility in siting. Our stationary systems in enclosures are approximately six feet tall and weigh between 900 and 1,700 pounds, depending upon model and optional equipment. Our microturbines require a fuel source hook-up, a hook-up for the power generated, and proper venting or utilization of exhaust. Larger multi-pack microturbine configurations may require concrete pads to support the additional weight, but the hook-ups are similar.

Protection Relay Functionality

      Our microturbines have protective relay functions built into the DPC such that in grid-connect or dual mode, the microturbine will not send power out over the electric utility grid if the utility is not supplying voltage over its grid. This protection relay functionality minimizes the potential damage to the local electric grid, which is one of electric utilities’ major concerns regarding the interconnection of distributed generation technologies. Our protective relay functionality was recognized by the state of New York in approving our microturbines to be connected to New York network grids.

Sales, Marketing and Distribution

      We are focused on selling microturbines in the worldwide stationary and hybrid electric vehicular markets. We anticipate that our microturbines will be used in a variety of electric power applications requiring less than 2 megawatts. Specific early applications include combined heat and power, resource recovery, remote and onsite power generation and hybrid electric vehicles. Focusing on these target markets should help us build sales volume and reduce our unit production costs. The list price of our base Model 330 is $29,000, or approximately $967/ kilowatt, and $49,000 for the Capstone 60, or approximately $817/ kilowatt.

      We believe the most effective way to penetrate our target markets is through business-to-business distribution strategies and, when appropriate, direct distribution. Distributors can incorporate subassemblies and components into uniquely designed packages for distribution, such as in Japan where our distributors incorporate our systems into combined heat and power applications. Elsewhere, distribution agreements are tailored to the particular strengths of partners in various local country markets. In some target markets, we will distribute our uniquely designed product solutions to major corporations or government entities, which will use the products directly.

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

     Distribution Agreements

      We continue to identify and enter into distribution arrangements with partners who we believe can provide value added service in our targeted markets. We also continue to cultivate agreements with interested and qualified third parties who will use our microturbine and/or subassemblies in their products and energy solutions. We intend to become a supplier of critical components to the distributed energy solution industry as a whole.

North America

      We continue to develop strategic distribution partners in our targeted distributed generation markets. A combination of market drivers including the continued national trend toward energy deregulation and stringent emissions monitoring and control are favorable to our technology. With increased focus on waste gases, we continue to sell into the exploration and production segment of the resource recovery market. Additionally, we are expanding our North American focus on combined heat and power applications. Low gas and high electricity prices make the combined heat and power applications more economical.

      In 1999, we sold 152 units in the North American market, which generated approximately $4.8 million in revenue. In 2000, we sold 485 units and various parts in the North American market, which generated approximately $13.9 million in revenue. In 2001, we sold 642 units and various parts in the North American market, which generated approximately $23.9 million in revenue.

Asia

      Our sales and marketing strategy in Asia has been to first enter the Japanese market by developing significant corporate distribution partnerships within Japan, which we expect will subsequently enable us to enter other selected markets along the Pacific Rim.

      Our primary market focus in Japan is combined heat and power applications. Within Japan, there is great demand for economic energy solutions seeking to lower both the existing high cost of electricity and meet the greenhouse gas emissions guidelines of the Kyoto accords. Our local partners recognize the quickest and most practical way to accomplish this is through combined heat and power applications, which raise efficiencies from approximately 30% for pure electrical generation to approximately 60% to 70% or more. Each of our Japanese partners is seeking to design applications using our microturbines and/or subassemblies and components for their particular target combined heat and power market.

      We are also exploring market opportunities in Southeast Asia, such as resource recovery applications.

      In 1999, we sold 50 units in the Asian market, which generated approximately $1.6 million in revenue. In 2000, we sold 274 units and various parts in Asia, which generated approximately $8.3 million in revenue. In 2001, we sold 277 units and various parts in Asia, which generated approximately $8.3 million in revenue.

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

      In 1999, we sold nine units in Europe, which generated approximately $275,000 in revenue. In 2000, we sold 31 units and various parts in Europe, which generated approximately $977,000 in revenue. In 2001, we sold 58 units and various parts in Europe, which generated approximately $1.9 million in revenue.

South America and Africa

      The primary market drivers in South America and Africa are increasing demand for reliable electricity and lack of fuel and power distribution infrastructure. The trend is locating mini power plants near the load centers and allowing the power supply to grow as the load increases to avoid large and untimely capital investments and minimizing stranded cost. Our microturbine’s ability to operate on different fuels as a mini plant for prime and base load applications is well suited for this type of capacity addition. We established a dedicated sales team in 2001 to further develop the markets in these regions.

      In 2001, we sold 31 units and various parts in South America, which generated approximately $1.1 million in revenue, and 25 units and various parts in Africa, which generated approximately $0.7 million in revenue.

Customers

      In 2001, the Company had sales to the South Coast Air Quality Management District in California of approximately $4.9 million and sales to the Los Angeles Department of Water and Power in California of approximately $3.8 million, which represented approximately 14% and 11%, respectively, of the Company’s revenues for the year. No other customers represented 10% or more of the Company’s revenues in 2001.

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

      Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies, such as fuel cells or microturbines. Utilities may also charge fees to attach to their power grid. However, we compete with the power grid in instances in which the costs of connecting to the grid from remote locations are high, reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous due to highly variable electricity prices. Because the Capstone MicroTurbine can provide a reliable source of power and can operate on multiple fuel sources, we believe it offers a level of flexibility not currently offered by other current technologies such as reciprocating engines.

      Our competitors producing reciprocating engines have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine is similar in design to internal combustion engines used in automobiles. Reciprocating engines are popular for back-up power applications but are not typically intended for primary use due to high levels of emissions, noise and maintenance. These technologies are currently produced by, among others, Caterpillar Inc., Interstate Companies and Kohler.

      Our microturbine may also compete with other distributed generation technologies, including solar power and wind powered systems. Solar powered and wind powered systems produce no emissions. The main drawbacks to solar powered and wind powered systems are their dependence on weather conditions and their high capital costs.

      Although the market for fuel cells is still developing, a number of companies are focused on the residential and vehicle fuel cell markets, including Plug Power, Avista Labs, H Power and Ballard Power Systems. Another developer of fuel cell technology, United Technologies Corporation, is focused on developing fuel cell solutions for large stationary power plants. Fuel cells have lower levels of NOx atmospheric emissions than our microturbines. We believe that none of these fuel cell technologies will compete directly with our microturbines in the short term. However, over the medium-to-long term, fuel cell technologies that compete directly with our products may be introduced.

      We may also compete with several well-established companies at the initial commercial introduction stage or in the process of developing microturbines. We believe a number of major automotive and industrial companies have in-house microturbine development efforts, including Elliott Power Systems, Ingersoll-Rand, Toyota Motor Corporation, Mitsubishi Heavy Industries, Ltd. and Turbec. DTE Energy Co., Pratt & Whitney Canada Corp. and Turbo Genset Inc. formed a joint venture for developing a microturbine. We expect all of these companies to enter into commercial production of microturbines in the future.

      We believe that our microturbine currently compares favorably to our competitors’ products. For example, competing microturbines lack our Model 330 functionality in several important areas, including the ability to automatically switch from operating with the utility power grid to stand-alone operation, the ability to operate multiple units together in tandem when in stand-alone mode, the ability to match power output to the served facility’s need for power, the ability to operate on gas with low energy content (less than 500 BTUs per cubic foot), and the ability to operate on sour gas. All of this functionality is currently available with the Model 330 and we expect it also to be available with our 60-kilowatt family of microturbines, except for the capability to operate on sour gas, about which we are uncertain. We anticipate that our product will, with higher production volume and higher kilowatt output products, become cost competitive. As competitors improve the functionality of their products, we expect competition to become more intense.

Sourcing and Manufacturing

      Our microturbines are designed to achieve high volume, low-cost production objectives and offer significant manufacturing advantages through the use of commodity materials and conventional manufacturing processes. Our manufacturing designs use conventional technology, which has been proven in high volume automotive and turbocharger production for many years. The microturbines are designed for simple assembly and testing and to facilitate automated production techniques using less-skilled labor.

      Our strategy of out-sourcing the manufacturing and assembly of our nonproprietary product components to a proven vendor base allows for more attractive pricing, quick ramp-up and the use of just-in-time inventory management techniques. While the current variability in our demand volumes and resulting imprecise demand forecasting impact our ability to leverage these capabilities, we believe that we can realize both purchase economies from existing vendors and economies of scale related to our product manufacturing costs as unit volume increases. We manufacture the air-bearings and combustion system components at our facility in Chatsworth, California. We also assemble and test the units at that location. We manufacture recuperator cores at our facility in Van Nuys, California. We have primary and secondary sources for other critical components.

      Solar Turbines Incorporated, a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture cores ourselves. In June 2001, we started to manufacture recuperator cores. We continue to improve and develop the production process, however, we have sufficient inventory of recuperator cores to meet our needs for our projected sales volume in 2002.

      Senior management has recognized the importance of quality control by appointing a vice president of quality deployment to oversee the implementation of a rigorous quality control program, which includes the use of outside consultants. One hundred percent of all systems go through assembly test procedures before a system is shipped. In addition, a sample of key subassemblies such as the DPC undergo up to 15 hours of burn-in. All engine subassemblies undergo independent testing to ensure perfect balance and operation. When a microturbine is completely assembled, it is tested in one of our two fully automated test cells.

      Our recuperator facility is currently designed to produce about 5,000 cores per year and the assembly facility is currently designed to accommodate the production of approximately 10,000 units per year.

Research and Development

      Our research and development (“R&D”) activities have enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We are the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis. We believe that our more than ten years and over 300 man-years of R&D activities provide us with a significant advantage relative to our competitors. In fiscal years 1999, 2000 and 2001, we spent approximately $9.1, $11.3 and $10.7 million, respectively, on our R&D efforts. During 2000 and 2001, offsets to R&D expenses such as the award from the United States Department of Energy (“DOE”) amounted to $0.1 million and $2.1 million, respectively.

      We have successfully integrated turbo-engineering and control and power electronics. This is a direct result of the turbo-engineering R&D and the electronics R&D occurring in the same location. This has allowed us to immediately discover and solve integration issues in-house without relying on outsourced R&D. We believe that our continued in-house R&D, incorporating turbo-engineering and control with power electronics, will provide us with a competitive advantage relative to competitors that outsource R&D of components that are critical to a viable microturbine.

      We intend to broaden our product line by developing additional microturbine products. In 2000, we shipped the first commercial model of our 60-kilowatt family of products. We shipped a total of 8 units of our 60-kilowatt products in 2000. In 2001, we shipped 238 units of our 60-kilowatt products. We are currently developing additional models of our 60-kilowatt microturbine system for expected commercial shipments in the next several calendar quarters. We intend to develop a family of microturbines with power output up to approximately 200 kilowatts. We expect to leverage our scaleable design architecture by developing microturbines and DPCs to provide a superior performance-price ratio while simultaneously improving our profitability.

      We also intend to continue our R&D efforts to enhance our current products by increasing performance and efficiency, and adding features and functionality to our microturbines. R&D activities have also focused on development of related products and applications, including gas compressors that enhance the microturbines’ multi-fuel capability and integration with energy storage devices like battery packs for stand-alone applications.

      In 2000, the DOE awarded us $10 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10 million award, to be distributed over a five-year period, is the maximum amount available under the DOE’s Advanced Microturbine Systems Program. The program is estimated to cost $23.0 million over the five years, which would require the Company to provide approximately $13.0 million of our own R&D expenditures. We intend to leverage, in part, the technology we develop using this award in the development of our 200 kilowatt microturbines, subject to any rights held pursuant to the agreement by the DOE with respect to the technology. As of December 31, 2001, the Company’s remaining commitment to spend its own R&D expenditures under this award is approximately $12 million.

      In 2001, the Company was awarded a $3 million grant from DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million over a three-year period, which would require the Company to provide approximately $2.5 million of its own R&D expenditures. As of December 31, 2001, the $2.5 million remains to be spent.

      Additionally, we are reviewing projects that will incorporate our microturbine technology as part of a hybrid energy source solution combining our microturbine with a traditional fuel cell. As part of this effort, in December 2000, we shipped our initial microturbine to FuelCell Energy as part of this strategic program. In 2001, Fuel Cell Energy executed a successful test program of a power plant, integrating fuel cell technology with our 30-kilowatt microturbine.

Intellectual Property Rights and Patents

      We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. As of December 31, 2001, we had 46 issued United States patents and 16 international patents and several U.S. and international patent applications on file primarily covering our air-bearing systems, combustor systems and digital control systems. The protection of our intellectual property rights in these components is critical to our technology. In particular, we believe that each of our patents and patents pending in these areas are key to our business.

      We believe that a policy of actively protecting intellectual property is an important component of our strategy of being the technology leader in microturbine system technology and will provide us with a long-term competitive advantage. In addition, we implement tight security procedures at our plant and facilities and have confidentiality agreements with our vendors, employees and visitors to our facilities.

Organization and Employees

      We were organized in 1988. On June 22, 2000, we reincorporated as a Delaware corporation.

      At December 31, 2001, we employed 267 employees. No employees are covered by any collective bargaining arrangements. We believe that our relationships with our employees are good.

Business Risks

      This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) pertaining to, among other things, Capstone’s future results of operations, R&D activities, including the expansion of our 60-kilowatt unit and development of our 200 kilowatt unit, sales expectations, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business.

We have a limited operating history characterized by net losses, we anticipate continued losses through at least 2002 and we may never become profitable.

      Since our inception in 1988, we have reported net losses for each year. Our net losses were $29.5 million in 1999, $31.4 million in 2000 and $46.9 million in 2001. We anticipate incurring additional net losses through at least 2002. Since inception through December 31, 2001, we have recorded cumulative losses of approximately $194.7 million. We have only been commercially producing Capstone MicroTurbines since December 1998 and have made only limited sales to date. Also, because we are in the early stages of selling our products, we have relatively few customers and limited repeat business. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely impact our revenues and profitability.

      Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to grow our business. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may be unable to meet our operational expenses and we may be unable to achieve profitability. The development of a sustainable market for our systems may be impacted by many factors including some which are out of our control. Examples are:

•	the cost competitiveness of our microturbines;

•	costs associated with the installation and commissioning of our microturbines;

•	the future costs and availability of fuels used by our microturbines;

•	consumer reluctance to try a new product;

•	consumer perceptions of our microturbines’ safety and quality;

•	regulatory requirements; and

•	the emergence of newer, more competitive technologies and products.

If we are unable to manufacture recuperator cores internally, our assembly and production of microturbines may suffer delays and interruptions.

      Solar Turbines Incorporated had been our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. Solar is a wholly owned subsidiary of Caterpillar Inc. At present, we are not aware of any other suppliers that could produce these cores to our specifications within our time requirements. In June 2001, we started to manufacture recuperator cores under contractual rights to use Solar’s intellectual property. We cannot assure you that Solar will honor the license agreement, that a court would enforce it, or that we will be able to meet our obligations under it, or that we will be able to successfully implement this technology in developing a sustainable manufacturing process. If we had to develop and produce our own recuperator cores without using Solar’s intellectual property, we estimate it could take up to three years to begin production.

We may not be able to control our warranty exposure and our warranty reserve may not be sufficient to meet our warranty expense, which could impair our financial condition.

      We sell our products with warranties. However, these warranties vary from product to product with respect to the time period covered and the extent of the warranty protection. Malfunctions of our product could expose us to significant warranty expenses. Because we are in the early stages of production, we cannot be certain that we have adequately determined our warranty exposure. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use for long periods of time, we expect to experience product malfunctions that cause our products to fall substantially below our 98% availability target level. While our microturbines have often achieved this availability target when using high-pressure natural gas, we are still working to achieve this availability target across all of our units and for all fuel sources. We recorded estimated warranty costs in cost of goods sold of $2.6 million or 39% of revenue for the year ended December 31, 1999, $4.6 million or 20% of revenue for the year ended December 31, 2000 and $2.4 million or 7% of revenue for the year ended December 31, 2001. While management believes that the provision for estimated product warranty expenses made at the time of sale is reasonable, there can be no assurance that the provision will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results and financial position.

Our product quality may not meet customer expectations and can have adverse consequences to our costs incurred and market acceptance.

      We continue to improve the quality of our products by setting quality targets and improvement initiatives. However, our product quality may still not meet customer expectations which can affect the market acceptance of our products and have adverse consequences to our costs incurred. Any significant quality issues with our products could have a material adverse effect on our results of operations and financial position.

Our ability to identify Authorized Service Providers (“ASPs”) can significantly impact our success.

      Our ability to identify and develop business relationships with ASPs who can provide quality, cost effective installations and service can significantly impact our success. We need to reduce total installed cost of our microturbines to enhance market opportunities. Our inability to improve our ASP’s quality of installation and commissioning standards while reducing associated cost could affect the marketability of our products.

Termination of certain Supply and Distribution Agreements may require us to repurchase parts inventory.

      We have certain Supply and Distribution Agreements and ASP agreements that upon termination under specified conditions require us to repurchase particular elements of their parts inventories. To date, these conditions have never arisen and we believe that the amounts of such inventories currently are not significant. It is possible, however, that in the future such conditions could occur that would require such repurchases. These repurchases could result in higher prices for the repurchased parts inventory than would otherwise be required to secure such quantities or could result in excess quantities of some parts inventory. In addition, certain ASP agreements require us to provide service to the customers of the ASP upon termination of the ASP agreement under specified conditions, until such time that we can identify and transfer the obligation to a new ASP. Since we do not have control over the terms of such third party service agreements, we may be exposed to significant risks and expenses that we cannot adequately quantify. To date these conditions have never arisen, however any significant exposure from such third party service agreements in the future could have a material adverse effect on our results of operations and financial position.

Distributors’ failure to purchase contracted purchase commitments can significantly impact our sales.

      We have certain Supply and Distribution Agreements that require distributors to purchase certain minimum quantities of microturbines. Failure by the distributors to meet such purchase commitments allows us to renegotiate the terms of such agreements, including discounts, and/ or to terminate such agreements. Failure by our distributors to meet their purchase commitments under such agreements could impact our anticipated rates of adoption.

Our success depends in significant part upon the service of management and key employees.

      Our success depends in significant part upon the service of our executive officers, senior management, and sales and technical personnel. We have undergone numerous personnel changes in all levels of the organization. The failure of management and other personnel to fully integrate into our operations and to execute our strategy, and our failure to retain such management and personnel, could have a material adverse effect on our business. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that we can do so.

If we do not effectively implement our sales and marketing expansion program, our sales will not grow and our profitability will suffer.

      We have increased our internal sales and marketing staff in order to enhance our sales efforts. We cannot assure you that the expense of such internal expansion will not exceed the net revenues generated, or that our sales and marketing team will successfully compete against the more extensive and well-funded sales and marketing operations of our current and future competitors. In addition, to grow our sales, we hired new management team members to provide more sales and marketing expertise. Since these management team members do not have a proven track record with us, we cannot assure you that they will be successful in overseeing their functional areas. Our inability to recruit, or our loss of, important sales and marketing personnel, or the inability of new sales personnel to effectively sell and market our microturbine system could materially adversely affect our business and results of operations.

World economic factors may change and negatively impact our growth and sales.

      It is predicted that the slowdown in the U.S. economy will continue through at least a portion of 2002. As a consequence of any extended U.S. recession or worldwide slowdown, we may not be able to expand our customer base and sales, which would negatively impact our results. As a result of the economic uncertainty, and a desire by companies to tighten capital expenditures, we have seen reluctance on the part of potentially large customers to buy our products. The economic uncertainty, along with fluctuations in energy prices and political disruptions or higher interest rates could result in weaker than anticipated business growth and worldwide sales of our products.

      World demand for power and the development of transmission and distributions systems can also impact demand for our products.

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

      In 2000, we shipped the first commercial model of our 60-kilowatt family of products. We shipped a total of 8 units of our 60-kilowatt products in 2000. In 2001, we shipped 238 units of our 60-kilowatt products. We cannot guarantee that demand for our 60-kilowatt unit will not diminish over time. It is also possible that production of the 60-kilowatt unit could replace or diminish the sales of our 30-kilowatt unit. If so, the sales of our 30-kilowatt unit would be adversely affected.

We may be unable to fund our future operating requirements, which could force us to curtail our operations.

      We are a capital-intensive company and may need additional financing to fund our operations. In 2000, our net cash used in operations was $23.8 million and our net cash used in investing activities totaled $26.9 million. In 2001, our net cash used in operations was $49.8 million and our net cash used in investing activities totaled $17.4 million. As of December 31, 2001, we had approximately $170.9 million in cash and cash equivalents on hand. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we will need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets may also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

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

      We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to develop low cost design enhancements, to obtain necessary tooling and favorable vendor contracts, as well as to increase sales volumes so we can achieve economies of scale. We cannot assure you that we will be able to achieve any production cost reductions.

Our suppliers and manufacturers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product.

      Although we generally attempt to use standard parts and components for our products, some of our components are currently available only from limited sources. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for these parts or components will not increase. We may experience delays in production of our Capstone MicroTurbine if we fail to identify alternative vendors, or any parts supply is interrupted or reduced or there is a significant increase in production costs, each of which could materially adversely affect our business and operations. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components.

Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our profitability.

      The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. We are targeting, in part, customers in the utility industry, which generally commit to a larger number of products when ordering and which have a lengthy process for approving capital expenditures. We have also targeted the hybrid electric vehicle market, which requires a significant amount of lead-time due to the implementation costs incurred. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary from period to period.

We face potentially significant fluctuations in operating results, which could impact our stock price.

      A number of factors could affect our operating results and thereby impact our stock price, including:

•	the timing of the introduction or enhancement of products by us or our competitors;

•	quality of installation and commissioning of our products;

•	our reliance on a small number of customers;

•	the size, timing, shipment and pricing of individual orders;

•	market acceptance of new products;

•	potential delays in production as a result of the commencement of our manufacturing of recuperator cores;

•	customers delaying orders of our products because of the anticipated release of new products by us;

•	changes in our operating expenses, the mix of products sold, or product pricing;

•	the ability of our suppliers to deliver quality parts when we need them;

•	development of our direct and indirect sales channels;

•	change in management and loss of key personnel;

•	political unrest or changes in the trade policies, tariffs or other regulations of countries in which we do business that could lower demand for our products; and

•	changes in market prices for natural resources that could lower the desirability of our products.

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

      We anticipate growth in our business operations, which may require expansion of our internal and external production capabilities. We may experience delays or problems in our expected production expansion that could significantly impact our business. Several factors could delay or prevent our expected production expansion, including our:

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

      Because of the nature of our business, we may face litigation relating to intellectual property matters, labor matters, product liability and shareholder disputes. For example, In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We understand that over three hundred other issuers have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs’ law firms. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

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

      Our competitors include several well-established companies that have substantially greater resources than we have and worldwide presence. Ingersoll-Rand Company and Elliott Power Systems are domestically based competitors of Capstone that benefit from larger economies of scale and who have microturbines in various stages of development and commercialization. Ingersoll-Rand Company announced in December 2001 that it has begun taking commercial orders for its first line of commercially available microturbine units. In addition to these domestic microturbine competitors, Turbec, a joint venture in Europe of AB Volvo and ABB Ltd., develops, produces and sells microturbines. Turbec’s first product, a combined heat and power microturbine, is now available. A number of other major automotive and industrial companies have in-house microturbine development efforts, including Ishikawajima-Harima Heavy Industries, Mitsubishi Heavy Industries, Ltd. and Turbo Genset Inc. We believe that all of these companies will eventually have products that will compete with our microturbines. Some of our competitors are currently developing and testing microturbines which they expect to produce greater amounts of power than Capstone MicroTurbines, ranging from 75 kilowatts up to 350 kilowatts, and which may have longer useful lives than Capstone MicroTurbines. Capstone MicroTurbines also compete with other existing technologies, including the electric utility grid, reciprocating engines, fuel cells and solar systems. Many of the competitors producing these technologies also have greater resources than we have. For instance, reciprocating engines are produced by, among others, Caterpillar Inc., Interstate Companies and Cummins Inc. We cannot assure you that the market for distributed power generation products will not ultimately be dominated by technologies other than ours.

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

      In addition, competing technologies may get certain benefits, like governmental subsidies or promotion that we do not enjoy or do not benefit from to the same extent. This could enhance their abilities to fund research or penetrate markets.

Utility companies could place barriers to our entry into the marketplace and we may not be able to effectively sell our product.

      Utility companies commonly charge fees to industrial customers for disconnecting from the grid, for using less electricity, or for having the capacity to use power from the grid for back-up purposes. These types of fees could increase the cost to our potential customers for using our systems and could make our systems less desirable, thereby harming our revenue and profitability potential.

We depend on our intellectual property to make our products competitive and if we are unable to protect our intellectual property, our business will suffer.

      We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. At December 31, 2001, we possessed 46 United States patents and 16 international patents, and we had additional patents pending. In particular, we believe that our patents and patents pending for our air-bearing systems, DPC and our combustion systems are key to our business. We believe that, due to the rapid pace of technological innovation in turbine products, our ability to establish and maintain a position among the technology leaders in the industry depends on both our patents and other intellectual property and the skills of our development personnel. We cannot assure you that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our future patent applications will be issued with the scope of the claims asserted by us, if at all. Further, we cannot assure you that third parties or competitors will not develop technologies that are similar or superior to our technology, including our air bearing technology, duplicate our technology or design around our patents. Also, another party may be able to reverse engineer our technology and discover our intellectual property and trade secrets. We may be subject to or may initiate proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of foreign countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition or results of operations.

If we are found to infringe upon the intellectual property rights of others, we may not be able to produce our products or may have to enter into costly license agreements.

      Third parties may claim infringement by us with respect to past, current or future proprietary rights. In particular, General Electric, Honeywell, United Technologies and Solar Turbines Incorporated have patents in areas related to our business and core technologies. Any infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel or require us to develop non-infringing technology or to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. Litigation may also be necessary in the future to enforce our patent or other intellectual property rights, to protect our trade secrets and to determine the validity and scope of proprietary rights of others. For example, in 1997, we were involved in a dispute with Honeywell (AlliedSignal) regarding various disputed intellectual property rights. We entered into a settlement agreement regarding these issues. These types of disputes could result in substantial costs and diversion of resources and could materially adversely affect our financial condition and results of operations.

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

Item 2.     Properties.

      Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of office space, warehouse space and assembly and test space at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in 2010. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in nearby Van Nuys, California as engineering test and manufacturing facility for our recuperator cores. This lease will expire in 2010. In 2001, we entered into a lease for an approximately 6,800 square feet of office space at 21700 Oxnard Street in Woodland Hills, California for the use of our subsidiary. In October 2001, the subsidiary vacated the office and moved to the Company’s principal office. We are currently seeking a sub-lessee for this office. This lease expires in 2006. See Footnote 7, Commitments and Contingencies, in the Company’s financial statements.

Item 3.     Legal Proceedings.

      On February 11, 1998, we filed a complaint against a former employee alleging trade secret misappropriation, breach of contract and other related causes of action in the Superior Court for the County of Orange, California. The former employee filed a cross-complaint alleging wrongful termination, breach of contract, and other related causes of action. The relief requested in the cross complaint included declaratory relief as well as lost earnings and incidental, general, special, and punitive damages, but none of these amounts were specified in the cross-complaint. We settled our claims against the former employee, receiving a permanent injunction that prevents the former employee from disclosing or using any confidential information. With respect to the cross-complaint, we prevailed on summary judgment in February 1999. The former employee filed a notice of appeal and the parties filed briefs on the issue. On February 27, 2002, the California Courts of Appeals ruled in our favor and affirmed the trial court’s grant of summary judgment.

      In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, two of its officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The Company understands that over three hundred other issuers have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs’ law firms. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

      We are involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, will not have a material effect on our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

      We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal year 2001.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

      Our common stock has traded on the Nasdaq National Market under the symbol “CPST” since our initial public offering on June 29, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal Year 2000:
Second Quarter (beginning June 29, 2000)	$51.750	$27.375
Third Quarter	98.500	37.500
Fourth Quarter	69.750	17.750
Fiscal Year 2001:
First Quarter	47.375	21.688
Second Quarter	38.251	18.500
Third Quarter	23.530	4.450
Fourth Quarter	6.550	3.200

      As of March 11, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $3.99 per share. As of March 11, 2002, there were 1,037 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

      During the three fiscal years ended December 31, 1999, 2000 and 2001, we issued and sold the following unregistered securities, all of which were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering:

•	On May 31, 1999, we issued 11,129,246 shares of Series F preferred stock for $2.00 per share to accredited investors in connection with a private financing. We received proceeds, net of origination costs, of approximately $21.8 million.

•	On February 24, 2000, we issued 35,683,979 shares of series G preferred stock for $4.00 per share to accredited investors in connection with a private financing. Capstone received proceeds, net of origination costs, of approximately $131.1 million. Of the shares of series G preferred stock issued, 1,250,000 shares were issued to an existing stockholder for no cash consideration and 58,979 shares were issued to holders of promissory notes for accrued interest.

•	As a result of Capstone’s initial public offering, on July 5, 2000 we issued a total of 51,312,037 shares of our common stock upon the automatic conversion of all shares of Capstone’s preferred stock. As a result of a three-for-five reverse stock split on May 26, 2000, series A, B, C, D, E, F and G preferred stock were convertible at a factor of .60, .70, .77, .90, .95, .60 and .60, respectively into shares of common stock.

Use of Proceeds from Registered Securities

      On July 5, 2000, we completed the initial public offering of our common stock. This offering was managed by Goldman, Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated. The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1/ A (No. 333-33024). The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2000.

      In our initial public offering, we sold an aggregate of 10,454,545 shares our common stock, for a gross aggregate offering price of $167.3 million. We incurred underwriting commissions of approximately $11.7 million and other expenses of approximately $2.0 million resulting in net proceeds of approximately $153.6 million. Since our initial public offering, we have used from the general corporate funds, which includes proceeds from a previous offering of the Series G preferred stock, approximately $24.9 million to purchase tooling and manufacturing equipment, $11 million to repurchase marketing rights and $64.5 million to fund operating activities, including sales and marketing and R&D. As of December 31, 2001, remaining net proceeds from the offering were primarily held in cash equivalents. With the exception of marketing rights acquired from Fletcher Challenge Limited and payments of compensation in the ordinary course of business to officers and directors, none of the net proceeds of the offering were paid, directly or indirectly, to any director or officer of Capstone or any of their associates, or to persons owning ten percent or more of any class of our equity securities, or any affiliates.

Item 6.     Selected Financial Data.

      The selected financial data shown below for, and as of the end of, each of the years in the five-year period ended December 31, 2001 have been derived from the audited financial statements of Capstone. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Business Risks”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K filing for the statement of operations for the years ended December 31, 1999, 2000 and 2001 and for the balance sheet data at December 31, 2000 and 2001.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	Amounts in thousands, except per share data.
Statement of Operations:
Total revenues	$1,623	$84	$6,694	$23,163	$35,956
Cost of goods sold	8,147	5,335	15,629	27,815	39,602

Gross loss	(6,524)	(5,251)	(8,935)	(4,652)	(3,646)
Operating costs and expenses:
Research and development	13,281	19,019	9,151	11,319	10,658
Selling, general and administrative	10,946	10,257	11,191	24,067	40,780

Loss from operations(a)	(30,751)	(34,527)	(29,277)	(40,038)	(55,084)
Net loss	$(30,553)	$(33,073)	$(29,530)	$(31,424)	$(46,859)
Net loss per share of common stock — basic and diluted	$(18.82)	$(17.76)	$(24.53)	$(12.82)	$(0.61)

(a)	Loss before interest income, interest expense and other income (expense)

	As of December 31,

	1997	1998	1999	2000	2001

Balance Sheet Data:
Cash and cash equivalents	$44,563	$4,943	$6,858	$236,947	$170,868
Working capital	41,431	6,919	6,294	238,128	189,162
Total assets	56,989	25,770	36,927	302,018	254,254
Capital lease obligations	1,885	4,449	5,899	5,496	3,833
Long-term debt	—	—	—	—	—
Redeemable preferred stock	99,720	101,624	156,469	—	—
Stockholders’ (deficiency)/equity	(56,057)	(91,151)	(144,225)	279,382	237,454
Total liabilities and stockholders’ equity	$56,989	$25,770	$36,927	$302,018	$254,254

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the financial statements and related notes included in Item 8 of this Form 10-K. When used in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under “Business Risks” in Item 1 of this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, fixed assets, bad debts, inventories, warranty obligations, income taxes, product returns, contingencies and litigation. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

•	We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our intangible assets consist of a license granted to the Company to use a former supplier’s intellectual property and marketing rights repurchased by the Company from a former shareholder. Long-lived assets are being depreciated or amortized over their useful lives. Future write-downs may be required if the value of these assets becomes impaired or depreciation and amortization may be accelerated if estimated useful lives are shortened.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate or if other conditions arose, resulting in an impairment of their ability or intention to make payments, additional allowances may be required.

•	Our Revenues consist of revenue from sales of products and parts, net of discounts. We recognize revenue upon shipment of the goods to the customer. There are no rights of return privileges on product sales. Therefore, we do not establish a reserve for future returns.

•	Our inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventory.

•	We provide for the estimated cost of warranties at the time revenue from sales is recognized. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required.

•	We have a history of unprofitable operations. These losses generated a sizable federal and state net operating loss (“NOL”) carryforward. GAAP require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, we have not recognized any of our deferred tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time. Such adjustment would increase income in the period such determination was made.

•	We account for contingencies in accordance with SFAS 5, “Accounting for Contingencies”. SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment. We also have certain Supply and Distribution Agreements and ASP agreements that upon termination under specified conditions require us to repurchase particular elements of the their parts inventories. To date, these conditions have never arisen and we believe that the amounts of such inventories currently are not significant. It is possible, however, that in the future such conditions could occur that would require such repurchases. These repurchases could result in higher prices for the repurchased inventory than would otherwise be required to secure such quantities or could result in excess quantities of some inventory. In addition, certain ASP agreements require us to provide service to the customers of the ASP upon termination of the ASP agreement under specified conditions, until such time that we can identify and transfer the obligation to a new ASP. Since we do not have control over the terms of such third party service agreements, we may be exposed to significant risks and expenses that we cannot adequately quantify. Any significant exposure from such third party service agreements could have a material adverse effect on our results of operations and financial position. Any unfavorable outcome of litigation or other contingencies could have an adverse impact on our financial condition and results of operations.

Overview

      We develop, manufacture and market microturbine technology for use in stationary, combined heat and power generation, resource recovery, hybrid electric vehicle and other power and heat applications in the markets for distributed power generation. Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We believe the simple and flexible design of our microturbines will enable our distributors and end-users to develop an increasingly broad range of applications to fit their particular power needs. We expect our microturbines to provide the commercial power generation industry with clean, multifunctional, and scalable distributed power sources.

      We began commercial sales of our units in 1998, targeting the emerging distributed generation industry that is being driven by fundamental changes in power requirements. We are currently focusing on growth of our sales and marketing efforts, development of new products, acquisition of intellectual property rights and manufacturing facility expansion. We are currently managing our business such that we generally ship product as it is ordered. Therefore, we do not have any significant backlog. This is different than a year ago, when the Company had programs that required new business partners to place orders in volume. However, as the business develops, backlog may again become meaningful. We intend to achieve long-run profitability through production efficiencies and economies of scale. Specifically, in 2000, we consolidated our administrative and production operations into one building and we acquired intellectual property from a former supplier which will provide us the ability to manufacture recuperator cores previously purchased from this supplier. In 2001, we started to manufacture recuperator cores at our new facility. We continue working to develop new, higher profit-margin products.

      We sell complete microturbine units, subassemblies and components. The microturbines are sold primarily through our distributors. ASPs provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability of the distributors to sell into appropriate applications, and the ASPs providing quality installations and support. As this is a new technology, we are encountering quality and reliability issues along this chain. We are actively working to address these issues. As we gain additional experience from more types of installations, we will have more information available for use in further improving the quality of our products and processes.

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

      We have certain Supply and Distribution Agreements that require distributors to purchase certain minimum quantities of microturbines. Failure by the distributors to meet such purchase commitments allows us to renegotiate the terms of such agreements, including discounts, and/or to terminate such agreements. For example, in January of 2001, we entered into a Supply and Distribution Agreement with Advantica Technologies Ltd. (“Advantica”). In return for certain limited exclusivity rights and discounts, Advantica committed to purchase up to 250 units over a two-year period. Advantica fell significantly short of its 100 units commitment in the first year of the agreement. We believe Advantica will not meet its 150 units commitment for the second year of the agreement. Failure by our distributors to meet their purchase commitments under such agreements could impact our anticipated rates of adoption.

      Since inception through December 31, 2001, we generated cumulative operating losses of approximately $194.7 million and we expect to continue to sustain operating losses through at least fiscal year 2002. Our sales cycles vary by application and geographic region, and in many cases require long lead times between identifying customer needs and providing commercially available solutions. As a result of anticipated increases in our operating expenses resulting from our expansion and the difficulty in forecasting revenue levels, we expect our quarterly performance to fluctuate. We are also a young company with respect to sales growth, and therefore period-to-period comparisons between years may not necessarily be meaningful.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Revenues in 2001 increased $12.8 million to $36 million, compared to $23.2 million for 2000. The increase in revenues is attributable to greater sales to a larger customer base, which has resulted from expanding our sales and marketing efforts. During 2001, we shipped 795 units of our 30-kilowatt products, an increase of 13 units over the 782 units we shipped in 2000. During 2001, we shipped 238 units of our 60-kilowatt products, an increase of 230 units over the 8 units we shipped in 2000. In terms of megawatts, sales grew to 38 megawatts in 2001, a 59% growth over megawatts sold in 2000.

      Our sales in 2001 were highly influenced by sales to a few new major customers, South Coast Air Quality Management District and the Los Angeles Department of Water and Power. Sales to these two customers totaled approximately $8.7 million, which accounted for 24% of total revenues for the year. By contrast, in 2000, sales to two customers totaled approximately $7.4 million that represented approximately 32% of the Company’s revenues for the year. Throughout the year, results were significantly impacted by these discrete sales, which were still project-based sales from which similar future orders may not arise. Sales in the first half of 2001 benefited from the energy shortages in California that abated during the year.

      Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory adjustments and provision for estimated products warranty expenses. Our gross loss decreased $1.1 million, or 23%, to $3.6 million in 2001 from a gross loss of $4.7 million for 2000. Gross loss as a percentage of revenue declined as more 60-kilowatt units with higher margin were sold in 2001, warranty costs declined on a per unit basis and production overhead costs were allocated over larger volumes of production. Inventory charges increased in 2001 as a result of reserves for items such as slow-moving and excess and obsolete inventories caused by engineering changes in our products. Production overhead also increased in 2001 primarily due to the overhead related to our new recuperator core facility. The provision for estimated products warranty expenses decreased $2.2 million to $2.4 million in 2001 from $4.6 million for 2000. Warranty costs on a per unit basis continued to decline based on our actual warranty cost experience. We estimate the warranty expenses based upon historical and projected product failure rates, estimated costs of parts and labor to repair or replace a unit and the number of units covered under the warranty period.

      We had gross losses in 1999, 2000 and 2001. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve a break-even margin. We have focused our efforts on transitioning the Company to a market-focused sales operation. We have realigned our sales organization in an effort to better support the needs of both the end-users and our sales channel partners. Part of the support we are working to provide addresses the end-user’s total installed costs. Total installed costs fall into two broad categories — product costs and installation/commissioning costs. We have undertaken several initiatives to help reduce the installation and commissioning costs of our products. In order to improve quality and reliability of our products, we are addressing the problems associated with the quality of the installation and commissioning of our products by our ASPs or customers.

      R&D Expenses. R&D expenses include compensation, the engineering department overhead allocations for administration and facilities and material costs associated with development. R&D expenses were for expanding the functionality of our 60-kilowatt family of products and for next generation products. R&D expenses in 2001 decreased $0.6 million, or 5%, to $10.7 million, compared to $11.3 million for 2000. R&D expenses are reported net of a $2.1 million benefit in 2001 and a $0.1 million benefit in 2000 from cost sharing programs such as the DOE Advanced Microturbine Program. We believe our investments in R&D are critical to our future and we intend to continue to invest in this area and to seek additional funding relationships.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses in 2001 increased $16.7 million, or 69%, to $40.8 million, compared to $24.1 million for 2000. The primary cause of the increase was 48 new employees and general overhead associated with our growth. We expanded our selling and marketing efforts through increases in staff headcount and related overhead expenses, and we anticipate this trend to continue as we enter into new markets and develop new sales and marketing programs. Of the increase, $2.9 million was attributable to pre-production costs in 2001 associated with the Company’s core manufacturing facility, $1.3 million increase in marketing rights amortization expense relating to the repurchase of marketing rights from Fletcher Challenge Limited and $389,000 increase in non-cash, stock-based compensation expense. Marketing rights amortization expense will continue through 2005, as the expense is being amortized over the original term of the contract. Stock-based compensation expense of $2.2 million will continue to be amortized through 2004, as the expense is based on the vesting period of the underlying instruments. In addition, legal expenses increased to support our patent pursuit efforts.

      Interest Income. Interest income decreased $0.9 million to $8.7 million in 2001, compared to $9.6 million for 2000. The decrease is primarily attributable to the lower cash balances and lower interest rates in 2001. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

      Income Tax Provision. At December 31, 2001, we had federal and state net operating loss carryforwards of approximately $180 million and $158 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. Under the Tax Reform Act of 1996, the amounts of and benefit from net operating losses are subject to an annual limitation due to ownership change limitations. We have provided a valuation allowance for 100% of our net deferred tax asset of $89.6 million at December 31, 2001, due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues. Revenues in 2000 increased $16.5 million to $23.2 million, compared to $6.7 million for 1999. The increase in revenues was attributable to greater sales to a larger customer base, which has resulted from expanding our marketing efforts. Revenues for 2000 and 1999 were derived almost entirely from unit sales of our 30-kilowatt products. These units were used for various commercial applications and operated using different fuel types. During 2000, we shipped 790 units, an increase of 579 units over the 211 units we shipped in 1999.

      Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory adjustments and provision for estimated products warranty expenses. Our gross loss decreased $4.2 million, or 47%, to $4.7 million in 2000 from a gross loss of $8.9 million for 1999. Gross loss as a percentage of revenue declined as production overhead costs were allocated over larger volumes of production. Costs for replacement parts and systems are charged against our warranty reserve, which is accrued through charges to cost of goods sold. The warranty reserve charge increased $2.0 million to $4.6 million in 2000 from $2.6 million for 1999 due to an increase in unit shipments. Warranty costs on a per unit basis continued to decline based on our actual warranty loss experience.

      R&D Expenses. R&D expenses include compensation, the engineering department overhead allocations for administration and facilities, and material costs associated with development. R&D expenses were for expanding the functionality of our 30-kilowatt family of products and development of the 60-kilowatt family of products and for next generation products. R&D expenses in 2000 increased $2.2 million, or 24%, to $11.3 million, compared to $9.1 million for 1999.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. Selling, general, and administrative expenses in 2000 increased $12.9 million, or 115%, to $24.1 million, compared to $11.2 million for 1999. The primary cause of the increase was 63 new employees and general overhead associated with our growth. $1.4 million of the increase was attributable to non-cash, stock-based compensation expense and $3.9 million to marketing rights amortization expense relating to the repurchase of marketing rights from Fletcher Challenge Limited. Stock-based compensation expense will continue at least through 2004, as the expense is based on the vesting period of the underlying instruments. Marketing rights amortization expense will continue through 2005, as the expense is being amortized over the original term of the contract.

      Interest Income. Interest income increased $9.1 million to $9.6 million in 2000, compared to $452,000 for 1999. The increase is primarily attributable to the higher average investment balances due to the funds received from our Series G preferred stock issuance in February 2000, our initial public offering in July 2000 and our secondary public offering in November 2000.

      Income Tax Provision. At December 31, 2000, we had federal and state net operating loss carryforwards of approximately $135.9 million and $114.1 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. Under the Tax Reform Act of 1996, the amounts of and benefit from net operating losses are subject to an annual limitation due to the ownership change limitations. We have provided a valuation allowance for 100% of our net deferred tax asset of $63.5 million at December 31, 2000, due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns.

Quarterly Results of Operations

      The following table presents unaudited quarterly financial information for the eight quarters ended December 31, 2001. This information was prepared in accordance with generally accepted accounting principles, and, in the opinion of management, contains all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the financial statements included elsewhere herein. Our operating results for any prior quarters may not necessarily indicate the results for any future periods.

	2000				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	Amounts in thousands, except per share data
Total revenues	$3,746	$6,086	$6,197	$7,134	$8,906	$13,559	$3,346	$10,145
Cost of goods sold	5,124	8,256	7,278	7,157	8,583	12,982	5,468	12,569

Gross (loss) profit	(1,378)	(2,170)	(1,081)	(23)	323	577	(2,122)	(2,424)
Operating costs and expenses:
R&D	2,441	3,022	2,953	2,903	2,770	2,889	2,512	2,487
Selling, general and administrative	4,384	5,677	7,203	6,803	9,844	10,893	9,210	10,833

Loss from operations	(8,203)	(10,869)	(11,237)	(9,729)	(12,291)	(13,205)	(13,844)	(15,744)
Net loss	(7,811)	(9,175)	(8,081)	(6,357)	(9,469)	(10,263)	(12,485)	(14,642)
Preferred stock dividends and Accretion	(139,932)	(419,930)	—	—	—	—	—	—

Net loss attributable to common stockholders	$(147,743)	$(429,105)	$(8,081)	$(6,357)	$(9,469)	$(10,263)	$(12,485)	$(14,642)

Net loss per common share	$(36.49)	$(14.32)	$(0.11)	$(0.08)	$(0.12)	$(0.13)	$(0.16)	$(0.19)

Liquidity and Capital Resources

      Our cash requirements depend on many factors, including our product development activities, our production expansion and our commercialization efforts. We expect to devote substantial capital resources to continue the development of our sales and marketing programs and to expand our R&D activities. We believe that our current cash balance of $170.9 million is sufficient to fund operations at least through 2002.

      Accounts receivable increased to $8 million as of December 31, 2001 compared to $3.7 million as of December 31, 2000. The increase in accounts receivable was primarily attributable to an increase in sales in the fourth quarter 2001 to $10.1 million from $7.1 million for the same period in 2000 and increased aging for certain customers. We are addressing collection issues and we believe that our reserves for doubtful accounts are adequate.

      Inventory increased to $22 million as of December 31, 2001 compared to $14 million as of December 31, 2000. Inventory is reported net of obsolescence reserves of $3.2 million and $1.5 million as of December 31, 2001 and 2000, respectively. The increase of $1.7 million in reserve was related to inventory rendered obsolete in part by product improvements. The increase in inventory was attributable to an inventory build-up due to slower-than-anticipated sales in the third quarter of 2001, partially reduced by sales in the fourth quarter of 2001. Inventory at December 31, 2001 included $6.3 million of finished goods, ready for shipment.

      Our net cash used in operating activities increased to $49.8 million in 2001, compared to $23.8 million in 2000. Our net cash used in operating activities in 2001 was primarily from the net loss, adjusted on a cash basis, of $28.4 million and changes in working capital of $21.4 million. Our net cash used in operating activities in 2000 was primarily from the net loss, adjusted on a cash basis, of $17.4 million and changes in working capital of $6.4 million. Net cash used in investing activities was $17.4 million in 2001 compared to $26.9 million for 2000. Investing activities in 2001 primarily consisted of equipment purchases, intangible asset purchase and leasehold improvements associated with our recuperator core manufacturing facility. During the year ending December 31, 2002, the Company anticipates spending approximately $8 million to $10 million for capital expenditures principally to support our production, which will be funded from existing cash balances.

      Our net cash provided by financing activities was $1.0 million in 2001, compared to $280.8 million for 2000. We have financed our operations and investing activities primarily through private and public equity issuances. The primary source of our cash balance as of December 31, 2001 was provided by financing activities during 2000 from the issuance of common stock in our initial public offering with net proceeds of $153.6 million and the issuance of common stock in our secondary offering with net proceeds of $19.6 million.

      We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. In addition, we use capital lease commitments to sell and leaseback various fixed assets. As of December 31, 2001, we had $3.8 million outstanding primarily under various capital leases with Transamerica.

Contractual Obligations and Commercial Commitments

      At December 31, 2001, the Company’s commitments under non-cancelable operating and capital leases were as follows:

Year Ending December 31,	Operating Leases	Capital Leases

2002	$1,505,000	$1,732,000
2003	1,553,000	1,821,000
2004	1,599,000	946,000
2005	1,639,000	—
2006	1,506,000	—
Thereafter	5,584,000	—

Total minimum lease payments	$13,386,000	4,499,000

Less amount representing interest		666,000

Net present value		3,833,000
Less current portion		1,308,000

Long-term portion		$2,525,000

      In 2000, the United States Department of Energy (“DOE”) awarded us $10 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10 million award, to be distributed over a five-year period, is the maximum amount available under the Department of Energy’s Advanced Microturbine Systems Program. The program is estimated to cost $23.0 million over the five years, which would require the Company to provide approximately $13.0 million of our own R&D expenditures. As of December 31, 2001, the Company’s remaining commitment to spend its own R&D expenditures under this award is approximately $12 million. In 2001, the Company was awarded a $3 million grant from DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million over a three-year period, which would require the Company to provide approximately $2.5 million of its own R&D expenditures. As of December 31, 2001, the $2.5 million remains to be spent.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.

      We do not currently use derivative financial instruments for speculative purposes that expose us to market risk. Information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of Notes to Financial Statements.

Foreign Currency

      We currently develop products in the United States and market our products predominantly in North America, Europe and Asia. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. We have employees in Sweden and Canada. Payroll and related benefits and other office expenses are paid in the country’s local currency. In the future, as our customers, employees and vendor bases expand, we anticipate entering into more transactions that are denominated in foreign currencies.

Interest

      We have no long-term debt outstanding, except for capital leases, and do not use any derivative instruments. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments.

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

      In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued by the Financial Accounting Standards Board. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/ measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 144 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Item 8.     Financial Statements and Supplementary Data.

CAPSTONE TURBINE CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Capstone Turbine Corporation:

      We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation (the “Company”) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Capstone Turbine Corporation as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 28, 2002

CAPSTONE TURBINE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

ASSETS
Current Assets:
Cash and cash equivalents	$236,947,000	$170,868,000
Accounts receivable, net of allowance for doubtful accounts of $85,000 in 2000 and $163,000 in 2001.	3,664,000	8,016,000
Inventory	14,123,000	21,973,000
Prepaid expenses and other current assets	1,689,000	1,422,000

Total current assets	256,423,000	202,279,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	13,664,000	22,895,000
Leasehold improvements	3,055,000	9,235,000
Molds and tooling	1,331,000	4,534,000

	18,050,000	36,664,000
Less accumulated depreciation and amortization	6,434,000	9,362,000

Total equipment and leasehold improvements	11,616,000	27,302,000

Deposits on Fixed Assets	6,649,000	2,550,000
Other Assets	302,000	242,000
Intangible Assets, Net	27,028,000	21,881,000

Total	$302,018,000	$254,254,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,728,000	$3,490,000
Accrued salaries and wages	1,135,000	1,440,000
Other accrued liabilities	1,282,000	1,263,000
Accrued warranty reserve	5,589,000	4,145,000
Deferred revenue	4,064,000	1,471,000
Current portion of capital lease obligations	1,497,000	1,308,000

Total current liabilities	18,295,000	13,117,000

Long-Term Portion of Capital Lease Obligations	3,999,000	2,525,000
Other Long-Term Liabilities	342,000	1,158,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 75,771,303 and 77,207,383 shares issued and outstanding at December 31, 2000 and 2001	76,000	77,000
Additional paid-in capital	516,738,000	521,668,000
Accumulated deficit	(237,432,000)	(284,291,000)

Total stockholders’ equity	279,382,000	237,454,000

Total	$302,018,000	$254,254,000

See accompanying notes to consolidated financial statements

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	1999	2000	2001

Revenues	$6,694,000	$23,163,000	$35,956,000
Cost of Goods Sold	15,629,000	27,815,000	39,602,000

Gross Loss	(8,935,000)	(4,652,000)	(3,646,000)
Operating Costs and Expenses:
R&D	9,151,000	11,319,000	10,658,000
Selling, general, and administrative	11,191,000	24,067,000	40,780,000

Total operating costs and expenses	20,342,000	35,386,000	51,438,000
Interest Income	452,000	9,589,000	8,690,000
Interest Expense	(721,000)	(915,000)	(585,000)
Other Income (Expense), net	17,000	(59,000)	121,000

Loss Before Income Taxes	(29,529,000)	(31,423,000)	(46,858,000)
Provision for Income Taxes	1,000	1,000	1,000

Net Loss	(29,530,000)	(31,424,000)	(46,859,000)

Preferred Stock Dividends and Accretion	(26,700,000)	(559,862,000)	—

Net Loss Attributable to Common Stockholders	$(56,230,000)	$(591,286,000)	$(46,859,000)

Net Loss Per Share of Common Stock — Basic and Diluted	$(24.53)	$(12.82)	$(0.61)

Weighted Average Common Shares Outstanding	2,292,242	46,107,074	76,694,670

See accompanying notes to consolidated financial statements

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

	Common Stock
			Additional
	Shares		Paid-in	Accumulated
	Outstanding	Amount	Capital	Deficit	Total

Balance, January 1, 1999	2,171,265	$2,000	$—	$(91,153,000)	$(91,151,000)
Common stock warrants granted			2,969,000		2,969,000
Stock-based compensation			135,000		135,000
Exercise of stock options and warrants	206,561		53,000		53,000
Accretion of preferred stock			(3,157,000)	(21,637,000)	(24,794,000)
Dividends accrued for Series A preferred stock				(363,000)	(363,000)
Dividends accrued for Series B preferred stock				(174,000)	(174,000)
Dividends accrued for Series C preferred stock				(368,000)	(368,000)
Dividends accrued for Series D preferred stock				(255,000)	(255,000)
Dividends accrued for Series E preferred stock				(747,000)	(747,000)
Net loss				(29,530,000)	(29,530,000)

Balance, December 31, 1999	2,377,826	2,000	—	(144,227,000)	(144,225,000)
Common stock warrants granted			8,132,000		8,132,000
Stock-based compensation			1,744,000		1,744,000
Exercise of stock options, warrants and employee stock purchases	10,912,609	12,000	3,653,000		3,665,000
Repurchase of preferred stock			2,209,000	454,000	2,663,000
Accretion of preferred stock			(13,883,000)	(457,593,000)	(471,476,000)
Dividends accrued for Series A preferred stock				(196,000)	(196,000)
Dividends accrued for Series B preferred stock				(94,000)	(94,000)
Dividends accrued for Series C preferred stock				(198,000)	(198,000)
Dividends accrued for Series D preferred stock				(137,000)	(137,000)
Dividends accrued for Series E preferred stock				(403,000)	(403,000)
Beneficial conversion feature for Series G preferred stock				(89,567,000)	(89,567,000)
Dividends waived on preferred stock			440,000	6,309,000	6,749,000
Conversion of preferred stock	51,312,037	51,000	341,296,000	479,644,000	820,991,000
Issuance of common stock	11,168,831	11,000	173,147,000		173,158,000
Net loss				(31,424,000)	(31,424,000)

Balance, December 31, 2000	75,771,303	76,000	516,738,000	(237,432,000)	279,382,000
Stock-based compensation			2,535,000		2,535,000
Exercise of stock options and employee stock purchases	1,436,080	1,000	2,505,000		2,506,000
Stock issuance costs			(110,000)		(110,000)
Net loss				(46,859,000)	(46,859,000)

Balance, December 31, 2001	77,207,383	$77,000	$521,668,000	$(284,291,000)	$237,454,000

See accompanying notes to consolidated financial statements

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	2000	2001

Cash Flows from Operating Activities:
Net loss	$(29,530,000)	$(31,424,000)	$(46,859,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,356,000	7,126,000	10,560,000
Provision for inventory reserve	1,120,000	407,000	2,900,000
Provision for warranty expenses	2,643,000	4,569,000	2,391,000
Loss on disposal of fixed assets	239,000	95,000	90,000
Non-employee stock compensation	80,000	60,000	396,000
Employee stock compensation	131,000	1,744,000	2,139,000
Changes in operating assets and liabilities:
Accounts receivable	(2,329,000)	(1,239,000)	(4,301,000)
Inventory	(1,220,000)	(5,727,000)	(10,750,000)
Prepaid expenses and other assets	(1,328,000)	648,000	236,000
Accounts payable	497,000	2,999,000	(1,238,000)
Accrued salaries and wages	157,000	458,000	531,000
Other accrued liabilities	(1,617,000)	(716,000)	578,000
Accrued warranty reserve	(348,000)	(2,148,000)	(3,835,000)
Deferred revenue	4,696,000	(632,000)	(2,592,000)

Net cash used in operating activities	(24,453,000)	(23,780,000)	(49,754,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(2,527,000)	(10,041,000)	(16,818,000)
Proceeds from sale of equipment	2,338,000	1,221,000	1,000
Intangible assets	(5,000,000)	(18,106,000)	(557,000)

Net cash used in investing activities	(5,189,000)	(26,926,000)	(17,374,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(1,119,000)	(1,608,000)	(1,347,000)
Exercise of stock options, warrants and employee stock purchases	53,000	4,375,000	2,506,000
Net proceeds from issuance of Series F preferred stock	21,789,000	—	—
Proceeds from promissory notes associated with Series G preferred stock	10,834,000	—	—
Net proceeds from issuance of Series G preferred stock	—	120,362,000	—
Stock issuance costs	—	—	(110,000)
Repurchase of preferred stock	—	(15,492,000)	—
Net proceeds from issuance of common stock	—	173,158,000	—

Net cash provided by financing activities	31,557,000	280,795,000	1,049,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,915,000	230,089,000	(66,079,000)
Cash and Cash Equivalents, Beginning of Year	4,943,000	6,858,000	236,947,000

Cash and Cash Equivalents, End of Year	$6,858,000	$236,947,000	$170,868,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$630,000	$770,000	$584,000
Income taxes	$1,000	$1,000	$1,000

See accompanying notes to consolidated financial statements

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of the Company

      Capstone Turbine Corporation (the “Company”) develops, manufactures, and markets microturbine generator sets for use in stationary, vehicular, and other electrical distributed generation applications. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

      The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs. To date, the Company has funded its activities primarily through private and public equity offerings.

2.     Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of the parent company and Capstone California Corporation, its wholly owned subsidiary, after elimination of inter-company transactions.

      Cash Equivalents — The Company considers only those investments that are highly liquid, readily convertible to cash and mature within three months from the date of purchase as cash equivalents.

      Depreciation and Amortization — Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized over the period of the lease or the estimated useful lives of the assets, whichever is shorter. Intangible assets are amortized over their estimated useful lives using the straight-line method. Amortization of assets under capital leases and intangible assets are included with depreciation and amortization expense. Depreciation and amortization expense was $2,356,000, $7,126,000 and $10,560,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

      Long-Lived Assets — The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company’s policy is to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value.

      Product Revenues — The Company’s policy is to recognize product revenue upon shipment of the product to the customer. There are no rights of return privileges on product sales. Therefore, we do not establish a reserve for future returns.

      Warranty Policy — Estimated future warranty obligations are provided for by charges to operations in the period in which the related revenue is recognized. The warranty reserve is based upon historical and projected product and parts failure rates, estimated costs to repair or replace a unit or part and the number of units or parts covered under the warranty period.

      Deferred Revenue — Deferred revenue consists of customer deposits. Deferred revenue will be recognized upon shipment of the product to the customer. The Company has the right to retain all or part of the deposits under certain conditions.

      Income Taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

      Accounting for Stock-Based Compensation — Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the fair value of the equity instrument awarded. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models even though such models were developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company’s stock option awards. Companies are permitted, however, to continue to apply Accounting Principle Board Opinion (“APB Opinion”) No. 25, “Accounting for Stock Issued to Employees,” which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in its employee stock-based compensation arrangements (see Note 6). Expense for common stock options granted to non-employees is recorded based upon the fair value of the equity instrument awarded calculated through the use of an option-pricing model as required by SFAS 123 and Emerging Issues Task Force No. 96-18.

      Contingencies — We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

      Risk Concentrations — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

      The Company had sales to a single customer of $1,858,000 that represented approximately 28% of the Company’s revenues for the year ended December 31, 1999. The Company had accounts receivable from two customers of approximately $613,000 and $277,000, respectively, that represented approximately 25% and 11%, respectively of total accounts receivable at December 31, 1999.

      The Company had sales to two customers of $5,069,000 and $2,374,000 that represented approximately 22% and 10%, respectively, of the Company’s revenues for the year ended December 31, 2000. The Company had accounts receivable from two customers of approximately $809,000 and $715,000 that represented approximately 22% and 20%, respectively, of total accounts receivable at December 31, 2000.

      The Company had sales to two customers of $4,889,000 and $3,803,000 that represented approximately 14% and 11%, respectively, of the Company’s revenues for the year ended December 31, 2001. The Company had accounts receivable from a single customer of approximately $1,852,000 that represented approximately 23% of total accounts receivable at December 31, 2001.

      Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Net Loss Per Common Share — Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding, was 2,292,242, 46,107,074 and 76,694,670 in 1999, 2000 and 2001, respectively. The impact of common stock options, outstanding preferred stock, warrants for preferred stock, and warrants for common stock have not been included for purposes of the computation of diluted earnings per share as their inclusion would have had an antidilutive effect on the per-share amounts for the periods presented; therefore, diluted loss per share is equal to basic loss per share. All outstanding common stock options and warrants of 14,303,142, 5,666,097 and 6,612,741 in 1999, 2000 and 2001, respectively, were not included in the calculation of net loss per common share.

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Supplemental Cash Flow Information — During 1999, the Company granted 12,000 common stock options to a consultant. The fair value of these options was determined to be $37,000. The expense was recognized over the vesting period.

      During 1999 and 2000, the Company financed machinery purchases of $2,467,000 and $1,290,000, respectively, through capital lease obligations.

      During 1999 and 2000, the Company issued approximately $76,000 and $60,000, respectively, of preferred stock for services rendered by several vendors. The expense was recorded at the fair value of services received.

      During 2001, the Company recognized compensation expense of $396,000 representing the fair value of 14,750 common stock options held by former employees who became consultants of the Company. In addition, the Company recognized stock-based compensation of $548,000 based upon the intrinsic value of the accelerated vesting of options held by the then Chief Financial Officer.

      Segment Reporting — The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of said operating segment are the development, manufacture and sale of turbine generator sets. Following is the geographic revenue information:

	Years Ended December 31,

	1999	2000	2001

North America	$4,811,000	$13,913,000	$23,935,000
Asia	1,608,000	8,273,000	8,321,000
Europe	275,000	977,000	1,902,000
South America	—	—	1,058,000
Africa	—	—	740,000

Total Revenues	$6,694,000	$23,163,000	$35,956,000

      All long-lived assets of the Company are located in the United States of America.

      Reclassifications — Certain prior year balances have been reclassified to conform with the current year presentation.

      New Accounting Pronouncements — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the consolidated financial position or results of operations.

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

      In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued by the Financial Accounting Standards Board. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 144 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

3.     Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market. The amounts below are net of $1,546,000 and $3,205,000 of reserves for excess and obsolete inventories at December 31, 2000 and 2001, respectively.

	December 31,

	2000	2001

Raw materials	$10,133,000	$13,466,000
Work in process	3,354,000	2,220,000
Finished goods	636,000	6,287,000

	$14,123,000	$21,973,000

4.     Income Taxes

      Significant components of the Company’s deferred income tax assets (liabilities) and related valuation allowances at December 31, 2000 and 2001 are as follows:

	2000	2001

Current deferred income tax assets:
Inventory	$662,000	$3,031,000
Warranty reserve	2,384,000	1,776,000
Deferred revenue	977,000	655,000
Other	763,000	968,000
Current deferred income tax liabilities:
State taxes	(4,838,000)	(6,978,000)

Net current deferred income tax liabilities	(52,000)	(548,000)

Long-term deferred income tax assets:
Net operating loss (“NOL”) carryforwards	56,274,000	75,287,000
Tax credit carryforwards	8,093,000	9,594,000
Other income tax assets	—	5,786,000

Long-term deferred income tax liabilities:
Depreciation and amortization	(793,000)	(498,000)

Net long-term deferred income tax assets	63,574,000	90,169,000
Valuation allowance	(63,522,000)	(89,621,000)

Total deferred income tax assets	$—	$—

      Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred income tax assets.

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s net operating loss and tax credit carryforwards for federal and state income tax purposes at December 31, 2001 are as follows:

		Expiration
		Period

Federal NOL	$180,221,000	2009 to 2021
State NOL	158,499,000	2002 to 2011
Federal tax credit carryforwards	5,498,000	2009 to 2016
State tax credit carryforwards	4,094,000	2009 to 2016

      The net operating losses and federal and state tax credits can be carried forward to offset future taxable income, if any. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

      Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder (“Disqualifying Dispositions”) provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $21.5 million of the Company’s federal and state net operating loss carryforwards as of December 31, 2001 were generated by disqualifying dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of $8.6 million associated with these stock options will be excluded from the provision (benefit) for income taxes and credited directly to additional paid-in-capital.

      A reconciliation of income tax benefit to the federal statutory rate follows:

	Years Ended December 31,

	1999	2000	2001

Federal income tax at the statutory rate	$(10,040,000)	$(10,680,000)	$(15,932,000)
State taxes, net of federal effect	(2,610,000)	(2,800,000)	(4,142,000)
Other	190,000	992,000	420,000
Valuation allowance	12,460,000	12,488,000	19,654,000

	$—	$—	$—

5.     Stockholders’ Equity

      On May 26, 2000 a three-for-five reverse split of the Company’s outstanding common stock became effective. All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect this stock split.

      In 1999, the Company granted 8,692,230 common stock warrants at a weighted average exercise price of $0.36. 8,396,624 warrants at an exercise price of $0.33 were issued to Series F preferred stock stockholders. The fair value on the date of grant was approximately $2,645,000, which was recorded as additional paid-in capital. 90,000 common stock warrants at an exercise price of $0.50 were granted to two stockholders relating to the Series G financing. The fair value on the date of grant was approximately $263,000, which was recorded as additional paid-in capital. 40,606 common stock warrants at an exercise price of $5.00 were granted to a lessor. The fair value on the date of grant was approximately $61,000, which was recorded as a prepaid asset and additional paid-in capital (see Note 9). The prepaid asset was amortized as rent expense over twelve months. The Company also granted 165,000 warrants at an exercise price of $0.50 to two stockholders relating to the Series G financing. The fair value of $483,000 was recorded as a liability at December 31, 1999. Upon

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance in January 2000 the fair value was recorded as additional paid-in capital. The fair values of the common stock warrants were determined using the Black-Scholes model.

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

      As a result of the Company’s public offering, the total remaining fair value accretion with respect to its preferred stock of $471.5 million was recorded as a component of net loss attributable to common stockholders during the fiscal year ended December 31, 2000. All outstanding shares of the Company’s preferred stock converted into approximately 51.3 million shares of common stock as a result of the public offering. Of the $821.0 million carrying value of the preferred stock, $479.6 million was recorded as an increase to accumulated deficit and $341.3 million was recorded as an increase to additional paid-in capital, amounts equal to previously recorded accretion charges.

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

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the fiscal year ended December 31, 2000, 9,962,509 shares of common stock were issued from the exercise of common and preferred stock warrants. As of December 31, 2000, there were no warrants outstanding for the Company’s stock.

      The Company issued 478 and 222 shares of common stock to employees in consideration for services performed in 2000 and 2001, respectively.

6.     Stock Options and Employee Stock Purchase Plan

      In June 2000, the Company adopted the 2000 Equity Incentive Plan, as a successor plan to the 1993 Incentive Stock Plan. The 2000 Plan provides for awards of up to 3,300,000 shares of common stock, plus 493,709 shares previously authorized and remaining available under the 1993 Plan.

      In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the granting of Purchase Rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the Purchase Rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of Purchase Rights. The maximum amount that an employee can contribute during a Purchase Right Period is $25,000 or 15% of the employee’s regular compensation. Under the Purchase Plan, the exercise price of a Purchase Right will be the lesser of 85% of the fair market value of such shares on the first day of the Purchase Right Period or the last day of the Purchase Right Period. For this purpose, the fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question. In conjunction with its Employee Stock Purchase Plan, the Company issued 57,294 and 77,966 shares of common stock in 2000 and 2001, respectively.

      During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded employee stock-based compensation expense based on the vesting of these grants of $131,000, $1,744,000 and $2,139,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Included in $2,139,000 in 2001 was $548,000 related to the accelerated vesting of stock options granted to the Company’s former Chief Financial Officer (see Note 9). Stock-based compensation expense for the year ended December 31, 1999 was included in cost of goods sold, R&D and selling, general, and administrative expenses in the amounts of $2,000, $24,000 and $105,000, respectively. Stock-based compensation expense for year ended December 31, 2000 was included in cost of goods sold, R&D, and selling, general, and administrative expenses in the amounts of $64,000, $305,000, and $1,375,000, respectively. Stock-based compensation expense for year ended December 31, 2001 was included in cost of goods sold, R&D, and selling, general, and administrative expenses in the amounts of $61,000, $314,000 and $1,764,000, respectively. As of December 31, 2001, the Company had $2.2 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004.

      During 2001, the Company issued 800,000 non-qualified common stock options outside of the 2000 Equity Incentive Plan at exercise price equal to the fair value of its common stock. Accordingly, no stock-based compensation was recorded for the grant. The options were issued as part of the compensation package of the Company’s new Chief Operating Officer.

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information relating to all outstanding stock options is as follows:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding at December 31, 1998	2,658,876	$0.98
Granted	2,952,720	0.37
Exercised	(133,348)	0.30
Canceled	(387,911)	1.02

Outstanding at December 31, 1999	5,090,337	0.63
Granted	1,515,600	8.39
Exercised	(892,328)	0.51
Canceled	(47,512)	3.41

Outstanding at December 31, 2000	5,666,097	2.61
Granted	3,170,550	13.45
Exercised	(1,357,893)	1.30
Canceled	(866,013)	11.54

Outstanding at December 31, 2001	6,612,741	$6.91

Options exercisable at December 31, 1999, 2000 and 2001 were 1,612,594, 1,984,874 and 2,161,201 with weighted average exercise prices of $0.74, $0.79 and $1.89, respectively.

      Additional information regarding options outstanding at December 31, 2001, is as follows:

	Options Outstanding
				Options Exercisable
		Weighted
	Number of Shares	Average	Weighted		Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual Life	Exercise	December 31,	Exercise
Exercise Price	2001	(in Years)	Price	2001	Price

Up to $1.00	2,892,738	6.9	$0.57	1,820,019	$0.66
$1.01 to $10.00	2,385,453	8.8	$4.48	256,497	$4.45
$10.01 to $20.00	225,900	9.0	$16.97	53,050	$15.55
Greater than $20.00	1,108,650	9.3	$26.64	31,635	$28.59

	6,612,741	8.0	$6.91	2,161,201	$1.89

      As of December 31, 2001, 1,975,750 shares were available for future grant.

      If the Company recognized employee stock option-related compensation expense in accordance with SFAS No. 123 and used the minimum value method for 1999 and the Black-Scholes method for 2000 and 2001 for determining the fair value of options granted, the net loss attributable to common stockholders and net loss per share — basic and diluted would have been $56,739,000 and $24.75, respectively, for the year ended December 31, 1999, $594,940,000 and $12.90, respectively, for the year ended December 31, 2000 and $51,311,000 and $0.67, respectively, for the year ended December 31, 2001.

      In computing the impact of SFAS No. 123, the weighted-average fair value of $0.45, $9.12 and $15.37 for 1999, 2000 and 2001 stock option grants, respectively, was estimated at the dates of grant using the following assumptions for 1999, 2000 and 2001: risk-free interest rate of approximately 5.4%, 6.2% and 4.6%, respectively, and no assumed dividend yield. The weighted average expected life of the options was 4 years for each of the years 1999, 2000 and 2001. The volatility used for 2000 and 2001 was 95% and 140%, respectively.

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of determining the SFAS No. 123 pro forma compensation expense, the weighted-average fair value of the options is amortized over the vesting period.

7.     Commitments and Contingencies

      At December 31, 2000 and 2001, respectively, the Company had equipment under capital leases with a cost of $8,208,000 and $6,618,000 and accumulated amortization of $3,440,000 and $3,625,000, respectively. The lease terms range from three to five years. The deferred gain on sale-leaseback capital lease obligations was $109,000 and $55,000 as of December 31, 2000 and 2001, respectively, which is being recognized as an offset to amortization expense over the useful life of the asset. The related assets collateralize the capital lease obligations.

      The Company leases offices, manufacturing and warehouse spaces under various non-cancelable operating leases. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the period of the lease. Rent expense amounted to approximately $954,000, $1,191,000 and $1,878,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Deferred rent included in Other Long-term Liabilities amounted to $342,000 and $497,000 as of December 31, 2000 and 2001, respectively. The Company also recorded a loss in 2001 pertaining to its lease of an office space previously occupied by its wholly owned subsidiary in the amount of $526,000, which is included in Other Long-Term Liabilities.

      At December 31, 2001, the Company’s commitments under non-cancelable operating and capital leases were as follows:

Year Ending December 31,	Operating Leases	Capital Leases

2002	$1,505,000	$1,732,000
2003	1,553,000	1,821,000
2004	1,599,000	946,000
2005	1,639,000	—
2006	1,506,000	—
Thereafter	5,584,000	—

Total minimum lease payments	$13,386,000	4,499,000

Less amount representing interest		666,000

Net present value		3,833,000
Less current portion		1,308,000

Long-term portion		$2,525,000

      In August 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier, requiring a total of $9.1 million in payments based on various milestones through April 2001. All payments have been made as of December 31, 2001. Under the terms of the Agreements, the Company acquired fixed assets and manufacturing technology, which provided the Company with the ability to manufacture components previously purchased from the supplier. The Agreements require the Company to pay a per-unit royalty fee over a seventeen-year period. As of December 31, 2001, there was no royalty due under the terms of the agreement. As a result of these agreements, the Company and supplier mutually

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated any obligations under their prior agreements. The total consideration of $9,100,000 was allocated as follows:

Fixed assets	$3,665,000
Intangible	3,663,000
Inventory	658,000
Expense	1,114,000

$9,100,000

The fixed assets acquired are being depreciated over their useful lives, ranging from three to ten years. The intangible asset represents the license granted to the Company to use the former supplier’s intellectual property for the design and manufacture of licensed product for use in microturbines. The intangible asset is being amortized over a period of ten years. Accumulated amortization of the intangible asset amounted to $78,000 and $448,000 as of December 31, 2000 and 2001, respectively.

      As of December 31, 2000 and 2001, deposits on fixed assets amounted to $6,649,000 and $2,550,000, respectively. These deposits, made in the normal course of business, will be capitalized as fixed assets upon receipt of the assets.

      In 2000, the United States Department of Energy (“DOE”) awarded us $10 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10 million award is to be distributed over a five-year period. The program is estimated to cost $23 million over the five years, which would require the Company to provide approximately $13 million of its own R&D expenditures. As of December 31, 2001, the Company’s remaining commitment to spend its own R&D expenditures under this award is approximately $12 million. In 2001, the Company was awarded a $3 million grant from DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million over a three-year period, which would require the Company to provide approximately $2.5 million of its own R&D expenditures. As of December 31, 2001, the $2.5 million remains to be spent. The Company accounts for grant distributions as offset to R&D expenses. During 2000 and 2001, offsets to R&D expenses such as the DOE award amounted to $0.1 million and $2.1 million, respectively.

      On February 11, 1998, the Company filed a complaint against a former employee, alleging trade secret misappropriation, breach of contract and other related causes of action in the Superior Court for the County of Orange, California. The former employee filed a cross-complaint alleging wrongful termination, breach of contract, and other related causes of action. The relief requested in the cross complaint included declaratory relief as well as lost earnings and incidental, general, special, and punitive damages, but none of these amounts were specified in the cross-complaint. We settled our claims against the former employee, receiving a permanent injunction that prevents that former employee from disclosing or using any confidential information. With respect to the cross-complaint, we prevailed on summary judgment in February 1999. The former employee filed a notice of appeal and the parties filed briefs on the issue. On February 27, 2002, the California Courts of Appeals ruled in favor of the Company and affirmed the trial court’s grant of summary judgment.

      In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, two of its officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. The complaint alleges that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The Company understands that over three hundred other issuers have been named as

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendants in nearly identical lawsuits filed by some of the same plaintiffs’ law firms. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

      We are involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, will not have a material effect on our financial position or results of operations.

      The Company has certain Supply and Distribution Agreements and Authorized Service Provider (“ASP”) agreements that upon termination under specified conditions require the Company to repurchase particular elements of their parts inventories. To date, these conditions have never arisen and management believes the amounts of such parts inventories are currently not significant. It is possible, however, that in the future such conditions could occur that would require such repurchases. These repurchases could result in higher prices for the repurchased parts inventory than would otherwise be required to secure such quantities or could result in excess quantities of some inventory. In addition, certain ASP agreements require the Company to provide service to the customers of the ASP upon termination of the ASP agreement, under specified conditions, until such time that the Company can identify and transfer the obligation to a new ASP. Since we do not have control over the terms of such third party service agreements, we may be exposed to significant risks and expenses that we cannot adequately quantify. To date these conditions have never arisen, however any significant exposure from such third party service agreements in the future could have a material adverse effect on our results of operations and financial position.

8.     Employee Benefit Plans

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

      The Company has a deferred compensation plan providing eligible executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The total of participant deferrals and earnings thereon was $135,000 at December 31, 2001. The participant deferrals earn interest at prime interest rate set by Wells Fargo Bank plus 1% per year. The interest expense related to this plan was $1,000 in 2001. The total amount of deferrals and interest is included in Other Long-Term Liabilities.

9.     Related Party Transactions

      In 1999 and 2000, the Company entered into non-exclusive marketing agreements with various distributors. These agreements included product purchase and equity investment commitments in Series G preferred stock on behalf of the distributors. Sales to these distributors were $1.0 million and $2.0 million in 1999 and 2000, respectively, and deferred revenue amounted to approximately $4.2 million and $2.3 million as of December 31, 1999 and 2000, respectively. Promissory notes related to Series G preferred stock from these distributors amounted to $6.2 million as of December 31, 1999. As of December 31, 2001, none of these distributors owned more than 5% of the Company’s common stock.

      In 1999, the Company reacquired contractual marketing rights for certain territories from a former shareholder. As part of the agreement, the Company paid $5.0 million in 1999 and $4.0 million in January 2000. In February 2000, the Company issued 1,250,000 shares of Series G preferred stock with a fair value of

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.3 million as part of the consideration paid to reacquire the marketing rights. Because the stock issuance was part of the consideration, it was recorded at its fair value in accordance with SFAS 123. In addition, the agreement for the repurchase of the marketing rights provided for the acceleration of future royalty payments in the event of an initial public offering. In July 2000, the Company paid $11.0 million in royalty payments, consisting of $204,000 in a previously recorded royalty liability and $10.8 million in an accelerated royalty liability. The Company recorded an intangible asset for the repurchase of marketing rights in the total amount of $28.0 million. Accumulated amortization amounted to $4.0 million and $9.4 million, as of December 31, 2000 and 2001, respectively. The marketing rights are being amortized over the original agreement period of 6 years and the Company recorded $104,000, $3.9 million and $5.3 million of amortization expense in selling, general, and administrative expenses for the fiscal years ended December 31, 1999, 2000 and 2001, respectively.

      During 1999, the Company granted a lessor 40,606 common stock warrants. The fair value on the date of grant was approximately $61,000, which was recorded as additional paid-in capital.

      During 2000, the Company loaned an aggregate of $300,000 to two of its then senior vice presidents. The current and non-current portions of the notes are included in Accounts Receivable and Other Assets, respectively. The loans were secured by deeds of trusts and bore interest at 6.80%. In 2001, $150,000 was collected on the two notes. The Company waived the accrued interest on the two notes. As of December 31, 2001, $150,000 of the principal amounts of the loans was outstanding, which was subsequently collected in January 2002.

      In December 2001, the Company entered into a Separation and Consulting Agreement with its then Chief Financial Officer. The agreement provides, among other items, an acceleration of vesting of his then unvested common stock options and consulting fees through June 30, 2002. The Company recognized stock-based compensation of $548,000 in 2001 based upon the intrinsic value of the unvested options that became vested.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Capstone had no changes in independent auditors during the fiscal years ended December 31, 2000 and 2001.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The information required by this Item 10 is incorporated by reference from Capstone’s definitive proxy statement for its 2001 annual meeting of stockholders, scheduled to be held on May 30, 2002.

Item 11.     Executive Compensation.

      The information required by this Item 11 is incorporated by reference from Capstone’s definitive proxy statement for its 2001 annual meeting of stockholders, scheduled to be held on May 30, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item 12 is incorporated by reference from Capstone’s definitive proxy statement for its 2001 annual meeting of stockholders, scheduled to be held on May 30, 2002.

Item 13.     Certain Relationships and Related Transactions.

      The information required by this Item 13 is incorporated by reference from Capstone’s definitive proxy statement for its 2001 annual meeting of stockholders, scheduled to be held on May 30, 2002.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      1.     Index to Financial Statements.

      2.     Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts	56

      3.     Index to Exhibits.

      The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.
3.2(2)	Amended and Restated Bylaws of Capstone Turbine.
4.1(2)	Specimen stock certificate.
9.1(2)	Investor Rights Agreement.
9.2(2)	Amendment No. 1 to Investors Rights Agreement.
9.3(3)	Amendment No. 2 to Investors Rights Agreement.
9.4(3)	Amendment No. 3 to Investors Rights Agreement.
10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.
10.2(2)	1993 Incentive Stock Option Plan.
10.3(2)	Employee Stock Purchase Plan.
10.4(2)	2000 Equity Incentive Plan.
10.5(4)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.
10.6(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.
10.7(1)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.
10.8(1)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.
10.9(5)	Deferred Compensation Plan of Capstone Turbine
21.1(1)	List of Subsidiaries of Registrant.
23.1(1)	Consent of Deloitte & Touche LLP.
24.1(1)	Power of Attorney (included in the signature page of this Form 10-K).

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-48524).

(4)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000.

(5)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390)

      (b) Reports on Form 8-K.

      None

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2002.

CAPSTONE TURBINE CORPORATION

By:	/s/ KAREN CLARK

Karen Clark
Senior Vice President,
Chief Financial Officer

      KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute Ake Almgren and Karen Clark, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of March, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ DR. AKE ALMGREN Dr. Ake Almgren	Chief Executive Officer and Director (Principal Executive Officer)
/s/ KAREN CLARK Karen Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ RICHARD AUBE Richard Aube	Director
/s/ JOHN JAGGERS John Jaggers	Director
/s/ JEAN-RENE MARCOUX Jean-Rene Marcoux	Director
/s/ JOHN G. MCDONALD John G. McDonald	Director
/s/ ERIC YOUNG Eric Young	Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Capstone Turbine Corporation:

      We have audited the financial statements of Capstone Turbine Corporation as of December 31, 2000 and 2001, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 28, 2002; included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Capstone Turbine Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     DELOITTE & TOUCHE LLP

Los Angeles, California

March 28, 2002

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Three-Year Period Ended December 31, 2001

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	from	at End
	of Year	Operations	Reserve	of Year

Allowance for doubtful accounts year ended:
December 31, 1999	$3,000	$50,000	$3,000	$50,000
December 31, 2000	50,000	35,000	—	85,000
December 31, 2001	85,000	160,000	82,000	163,000
Reserve for excess and obsolete inventories year ended:
December 31, 1999	2,537,000	1,120,000	414,000	3,243,000
December 31, 2000	3,243,000	407,000	2,104,000	1,546,000
December 31, 2001	1,546,000	2,900,000	1,241,000	3,205,000
Warranty reserve year ended:
December 31, 1999	873,000	2,643,000	348,000	3,168,000
December 31, 2000	3,168,000	4,569,000	2,148,000	5,589,000
December 31, 2001	5,589,000	2,391,000	3,835,000	4,145,000

EXHIBIT INDEX

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.
3.2(2)	Amended and Restated Bylaws of Capstone Turbine.
4.1(2)	Specimen stock certificate.
9.1(2)	Investor Rights Agreement.
9.2(2)	Amendment No. 1 to Investors Rights Agreement.
9.3(3)	Amendment No. 2 to Investors Rights Agreement.
9.4(3)	Amendment No. 3 to Investors Rights Agreement.
10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.
10.2(2)	1993 Incentive Stock Option Plan.
10.3(2)	Employee Stock Purchase Plan.
10.4(2)	2000 Equity Incentive Plan.
10.5(4)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.
10.6(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.
10.7(1)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.
10.8(1)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.
10.9(5)	Deferred Compensation Plan of Capstone Turbine.
21.1(1)	List of Subsidiaries of Registrant.
23.1(1)	Consent of Deloitte & Touche LLP.
24.1(1)	Power of Attorney (included in the signature page of this Form 10-K).

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-48524).

(4)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000.

(5)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390)