Form 10-Q
period 2002-03-31
CAPSTONE TURBINE CORP
filed 2002-05-15
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     The number of shares outstanding of the registrant’s common stock as of April 30, 2002 was 77,419,960.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$170,868,000	$164,364,000
Accounts receivable, net of allowance for doubtful accounts of $163,000 at December 31, 2001 and $310,000 at March 31, 2002	8,016,000	5,251,000
Inventory	21,973,000	20,560,000
Prepaid expenses and other current assets	1,422,000	1,697,000

Total current assets	202,279,000	191,872,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	22,895,000	23,299,000
Leasehold improvements	9,235,000	9,241,000
Molds and tooling	4,534,000	4,557,000

	36,664,000	37,097,000
Less accumulated depreciation and amortization	9,362,000	10,630,000

Total equipment and leasehold improvements	27,302,000	26,467,000

Deposits on Fixed Assets	2,550,000	2,080,000
Other Assets	242,000	142,000
Intangible Assets, Net	21,881,000	20,454,000

Total	$254,254,000	$241,015,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,490,000	$2,777,000
Accrued salaries and wages	1,440,000	1,249,000
Other accrued liabilities	1,263,000	486,000
Accrued warranty reserve	4,145,000	4,684,000
Deferred revenue	1,471,000	1,387,000
Current portion of capital lease obligations	1,308,000	1,335,000

Total current liabilities	13,117,000	11,918,000

Long-Term Portion of Capital Lease Obligations	2,525,000	2,177,000
Other Long-Term Liabilities	1,158,000	1,151,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 77,207,383 and 77,407,556 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	77,000	77,000
Additional paid-in capital	521,668,000	522,013,000
Accumulated deficit	(284,291,000)	(296,321,000)

Total stockholders’ equity	237,454,000	225,769,000

Total	$254,254,000	$241,015,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2001	2002

Revenues	$8,906,000	$4,591,000
Cost of Goods Sold	8,583,000	7,549,000

Gross Profit (Loss)	323,000	(2,958,000)
Operating Costs and Expenses:
Research and development	2,770,000	1,439,000
Selling, general and administrative	9,844,000	8,360,000

Total operating costs and expenses	12,614,000	9,799,000

Loss from operations	(12,291,000)	(12,757,000)
Interest Income	3,044,000	823,000
Interest Expense	(167,000)	(115,000)
Other (Expense) Income	(54,000)	21,000

Loss Before Income Taxes	(9,468,000)	(12,028,000)
Provision for Income Taxes	1,000	2,000

Net Loss	$(9,469,000)	$(12,030,000)

Weighted Average Common Shares Outstanding	76,048,770	77,387,574

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.12)	$(0.16)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2001 and March 31, 2002
(Unaudited)

	Common Stock
			Additional
	Shares		Paid In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total

Balance, December 31, 2000	75,771,303	$76,000	$516,738,000	$(237,432,000)	$279,382,000
Stock-based compensation	—	—	485,000	—	485,000
Exercise of stock options	543,640	—	540,000	—	540,000
Stock issuance costs	—	—	(110,000)	—	(110,000)
Net loss	—	—	—	(9,469,000)	(9,469,000)

Balance, March 31, 2001	76,314,943	$76,000	$517,653,000	$(246,901,000)	$270,828,000

Balance, December 31, 2001	77,207,383	$77,000	$521,668,000	$(284,291,000)	$237,454,000
Stock-based compensation	—	—	265,000	—	265,000
Exercise of stock options	200,173	—	80,000	—	80,000
Net loss	—	—	—	(12,030,000)	(12,030,000)

Balance, March 31, 2002	77,407,556	$77,000	$522,013,000	$(296,321,000)	$225,769,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Cash Flows from Operating Activities:
Net loss	$(9,469,000)	$(12,030,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,224,000	3,083,000
Provision for doubtful accounts	30,000	125,000
Provision for inventory reserves	40,000	472,000
Loss on disposal of equipment	68,000	37,000
Non-employee stock compensation	10,000	8,000
Employee stock compensation	475,000	257,000
Changes in operating assets and liabilities:
Accounts receivable	(3,119,000)	2,740,000
Inventory	(1,487,000)	941,000
Prepaid expenses and other current assets	465,000	(275,000)
Accounts payable	(242,000)	(713,000)
Accrued salaries and wages	(41,000)	(152,000)
Other accrued liabilities	61,000	(823,000)
Accrued warranty reserve	(441,000)	539,000
Deferred revenue	(1,856,000)	(84,000)

Net cash used in operating activities	(13,282,000)	(5,875,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(5,441,000)	(394,000)
Intangible assets	(557,000)	—

Net cash used in investing activities	(5,998,000)	(394,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(379,000)	(315,000)
Exercise of stock options and warrants	540,000	80,000
Stock issuance costs	(110,000)	—

Net cash provided by (used in) financing activities	51,000	(235,000)

Net Decrease in Cash and Cash Equivalents	(19,229,000)	(6,504,000)
Cash and Cash Equivalents, Beginning of Period	236,947,000	170,868,000

Cash and Cash Equivalents, End of Period	$217,718,000	$164,364,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$167,000	$115,000
Income taxes	$1,000	$2,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Organization

          Capstone Turbine Corporation (the “Company”) develops, manufactures, and markets microturbine generator sets for use in stationary, combined heat and power generation, resource recovery, hybrid electric vehicle and other power and heat applications in the markets for distributed power generation. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

          The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs. To date, the Company has funded its activities primarily through private and public equity offerings.

2.       Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities and Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K. In the opinion of management the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

3.       New Accounting Pronouncements

          In July 2001, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was issued by the Financial Accounting Standards Board. SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the consolidated financial position or results of operations.

          In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued by the Financial Accounting Standards Board. SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the consolidated financial position or results of operations.

          For the three months ended March 31, 2002, no intangibles were acquired, impaired or disposed. Intangibles consisted of the following:

	December 31, 2001			March 31, 2002

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Intangibles, Net	Amount	Amortization	Intangibles, Net

Marketing rights	$28,046,000	$(9,380,000)	$18,666,000	$28,046,000	$(10,714,000)	$17,332,000
Manufacturing license	3,663,000	(448,000)	3,215,000	3,663,000	(541,000)	3,122,000

	$31,709,000	$(9,828,000)	$21,881,000	$31,709,000	$(11,255,000)	$20,454,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

          Amortization expense for the three months ended March 31, 2002 was $1.4 million. Intangibles are scheduled to be fully amortized by 2010 with corresponding amortization estimated to be $4.3 million, $5.7 million, $5.7 million, $3.1 million, $0.4 million and $1.3 million, for the remainder of 2002, fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006 and thereafter, respectively.

4.       Segment Reporting

          The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of said operating segment are the development, manufacture and sale of turbine generator sets. Following is the geographic revenue information:

	Three-Months	Three-Months
	Ended March 31,	Ended March 31,
	2001	2002

North America	$5,407,000	$1,139,000
Asia	2,697,000	1,894,000
Europe	447,000	2,095,000
South America	204,000	32,000
Africa	151,000	(569,000)

Total	$8,906,000	$4,591,000

          Revenues and margins for the three months ended March 31, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa.

5.       Inventories

          Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market.

	December 31,	March 31,
	2001	2002

Raw materials	$13,466,000	$12,666,000
Work in process	2,220,000	2,877,000
Finished goods	6,287,000	5,017,000

Total	$21,973,000	$20,560,000

6.       Stock-Based Compensation

          During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these grants of $485,000 and $265,000 for the three-month periods ended March 31, 2001 and 2002, respectively. Stock-based compensation expense for the three-month period ended March 31, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $17,000, $85,000 and $383,000, respectively. Stock-based compensation expense for the three-month period ended March 31, 2002 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $11,000, $69,000 and $185,000, respectively. As of March 31, 2002, the Company had $1.9 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004, as the amortization is based on the vesting period.

7.       Commitments and Contingencies

          In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, two of its officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. The Company understands that over three hundred other issuers have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs’ law firms. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

8.       Related Party Transactions

          In April 2002, Mr. Eliot Protsch became a member of the Company’s Board of Directors. Mr. Protsch is President of Alliant Energy-Interstate Power and Light and Executive Vice-President, Energy Delivery at Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor of the Company. Sales to Alliant Energy Resources, Inc. in 2001 were approximately $1.9 million. There were no sales to Alliant Energy Resources, Inc. during the three months ended March 31, 2002.

9.       Net Loss Per Common Share

          Basic Loss per common share is computed using the weighted-average number of common shares outstanding for the period. The impact of common stock options has not been included in the computation of diluted loss per share as their inclusion would have had an anti-dilutive effect on the per-share amounts for the periods presented; therefore, diluted loss per share is equal to basic loss per share.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Financial Statements and Notes included in this Form 10-Q and within Capstone’s Annual Report on Form 10-K. When used in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under “Other Information — Business Risks” in Item 5 of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

Overview

          We develop, manufacture and market microturbine technology for use in stationary, combined heat and power (“CHP”) generation, resource recovery, hybrid electric vehicle and other power and heat applications in the markets for distributed power generation. While our products serve various market applications, we are focusing our resources on the CHP market. We believe that CHP represents the largest available markets in all geographical locations we serve.

          Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We expect our microturbines to provide the commercial power generation industry with clean, multifunctional, and scalable distributed power sources.

          We began commercial sales of our units in 1998, targeting the emerging distributed generation industry that is being driven by fundamental changes in power requirements. We are currently focusing on three key actions that are critical to our future; (i) reducing our total installed costs to improve the value propositions of our microturbine solutions and thereby appeal to a broader customer base, (ii) enhancing quality and reliability in support of our vision to have a “plug and play”, high reliability appliance device, and (iii) focusing on micro-cogeneration, also called CHP.

          We sell complete microturbine units, subassemblies and components. The microturbines are sold primarily through our distributors. Authorized Service Providers (“ASPs”) provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability of the distributors to sell into appropriate applications, and the ASPs providing quality installations and support. As this is a new technology, we are encountering quality and reliability issues along this chain. We are actively working to address these issues. As we gain additional experience from more types of installations, we will have more information available for use in further improving the quality of our products and processes.

          Our microturbines can be fueled by various sources including natural gas, propane, sour gas, kerosene and diesel. We will continue investing significant resources to develop new products and enhancements, including enhancements that enable greater kilowatt power production and additional fuel capabilities.

          Since inception through March 31, 2002, we generated cumulative operating losses of approximately $206.7 million and we expect to continue to sustain operating losses until such time that we can sell a sufficient number of units to achieve profitability. Our sales cycles vary by application and geographic region, and in many cases require long lead times between identifying customer needs and providing commercially available solutions. As a result of the difficulty in forecasting revenue levels, we expect our quarterly performance to fluctuate. We are also a young company with respect to sales growth, and therefore period-to-period comparisons between years may not necessarily be meaningful.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

          Revenues. Revenues for the three months ended March 31, 2002 decreased $4.3 million to $4.6 million from $8.9 million for the three months ended March 31, 2001. A year ago, we had strong sales to our original equipment manufacturer partners and benefited from demand propelled by the Western energy crisis. Geographically, our mix of sales in the first quarter of 2002 was quite different from our historical experience. Sales outside the United States accounted for more than 75% of our revenues; whereas they typically represent about 30%. The US market remains cautious in spending capital funds. During the three months ended March 31, 2002, we shipped 127 units, consisting of 99 units of our 30-kilowatt products and 28 units of our 60-kilowatt products. During the three months ended March 31, 2001, we shipped 307 units, consisting of 297 units of our 30-kilowatt products and 10 units of our 60-kilowatt products. Revenues and margins for the three months ended March 31, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa.

          Our sales in the three months ended March 31, 2002 were highly influenced by sales to two customers, a European utility and Sumitomo Corporation in Japan. Sales to these two customers totaled approximately $3.5 million, which accounted for 76% of total revenues for the three months ended March 31, 2002. Sales in the three months ended March 31, 2001 were significantly impacted by sales to two customers, Los Angeles Department of Water and Power in the United States and Takuma Co., Ltd. in Japan. Sales to these customers totaled approximately $2.7 million, which accounted for approximately 30% of total revenues for the three months ended March 31, 2001.

          Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated products warranty expenses. Cost of goods sold as a percentage of revenues increased to 164% for the three months ended March 31, 2002 compared to 96% for the three months ended March 31, 2001. We had a gross loss of $3.0 million for the three months ended March 31, 2002 compared to a gross profit of $0.3 million for the three months ended March 31, 2001. Over 80% of the gross profit deterioration reflected the reduced volume and increased production overhead in the three months ended March 31, 2002. The overhead that we are now incurring related predominantly to our recuperator core manufacturing facility that commenced production in June 2001. Inventory charges increased in the three months ended March 31, 2002 as a result of reserves for items such as slow-moving and excess and obsolete inventories caused by engineering changes in our products. The provision for estimated products warranty expenses increased $0.3 million to $0.9 million for the three months ended March 31, 2002 from $0.6 million for the three months ended March 31, 2001. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts and labor to repair or replace a unit and the number of units covered under the warranty period.

          We have had gross losses since inception. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve a break-even margin. We have focused our efforts on transitioning the Company to a market-focused sales operation. We have realigned our sales organization in an effort to better support the needs of both the end-users and our sales channel partners. Part of the support we are working to provide addresses the end-user’s total installed costs. Total installed costs fall into two broad categories — product costs and installation/commissioning costs. In order to improve quality and reliability of our products, we are addressing the problems associated with the quality of the installation and commissioning of our products by our ASPs or customers, as well as undertaking efforts to enhance the quality and reliability of our microturbines.

          R&D Expenses. Research and development (“R&D”) expenses include compensation, the engineering department overhead allocations for administration and facilities and material costs associated with development. R&D expenses were used for expanding the functionality of our 60-kilowatt family of products and for next generation products. R&D expenses before benefit from cost sharing programs decreased $0.2 million, or 7%, to $2.7 million for the three-months ended March 31, 2002 compared to $2.9 million for the three-months ended March 31, 2001. R&D expenses are reported net of a $1.3 million benefit for the three months ended March 31, 2002 and a $0.1 million benefit for the three months ended March 31, 2001 from cost sharing programs such as the DOE Advanced Microturbine Program. We believe our investments in R&D are critical to our future and we intend to continue to invest in this area and to seek additional funding relationships.

          Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. SG&A expenses for the three months ended March 31, 2002 decreased $1.4 million, or 14%, to $8.4 million, compared to $9.8 million for the three months ended March 31, 2001. The decrease was primarily attributable to pre-production costs of $2.1 million associated with the Company’s recuperator core manufacturing facility during the three months ended March 31, 2001, offset by increased expenses related to our selling and marketing efforts resulting from increases in staff headcount and related overhead expenses. Our SG&A expenses in the three months ended March 31, 2002 were less than those typically incurred in a quarter. We anticipate that our operating expenses for this year to be roughly equal to those incurred in 2001.

          Interest Income. Interest income decreased $2.2 million to $0.8 million for the three months ended March 31, 2002 compared to $3.0 million for the three months ended March 31, 2001. The decrease is primarily attributable to the lower cash balances and lower interest rates during the three months ended March 31, 2002. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

Liquidity and Capital Resources

          Our cash requirements depend on many factors, including our product development activities, our production expansion and our commercialization efforts. We expect to devote substantial capital resources to continue the development of our sales and marketing programs and continue our R&D activities. We believe that our current cash balance of $164 million is sufficient to fund operations and commitments through at least the next 12 months.

          Accounts receivable decreased $2.7 million to $5.3 million as of March 31, 2002 from $8.0 million as of December 31, 2001. The decrease in accounts receivable was primarily attributable to lower sales and increased collection efforts, offset by increased aging for certain customers. We are addressing collection issues for certain customers and we believe that our allowance for doubtful accounts is adequate.

          Inventory decreased $1.4 million to $20.6 million as of March 31, 2002 compared to $22.0 million as of December 31, 2001. Inventory is reported net of obsolescence reserves of $3.5 million as of March 31, 2002 and $3.2 million as of December 31, 2001. The increase of $0.3 million in reserve was related to inventory rendered obsolete in part by product improvements. Inventory at March 31, 2002 included $5.0 million of finished goods, ready for shipment.

          Our net cash used in operating activities decreased to $5.9 million for the three months ended March 31, 2002, compared to $13.3 million for the three months ended March 31, 2001. Our net cash used in operating activities for the three months ended March 31, 2002 was primarily from the net loss, adjusted on a cash basis, of $8.0 million, offset by changes in working capital of $2.1 million. Our net cash used in operating activities for the three months ended March 31, 2001 was primarily from the net loss, adjusted on a cash basis, of $6.7 million and an increase in working capital of $6.6 million. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2002 compared to $6.0 million for the three months ended March 31, 2001. Investing activities for the three months ended March 31, 2001 primarily consisted of equipment purchases, intangible asset purchase and leasehold improvements associated with our recuperator core manufacturing facility.

          Our net cash used in financing activities of $0.2 million for the three months ended March 31, 2002 was from repayment of capital lease obligations of $0.3 million, offset by $0.1 million from exercise of stock options. Our net cash provided by financing activities of $0.1 million for the three months ended March 31, 2001 was primarily from $0.5 million from exercise of stock options, offset by repayment of capital lease obligations of $0.4 million. Repayment of capital obligations will continue until 2004. We have financed our operations and investing activities primarily through private and public equity issuances. The primary source of our cash balance as of March 31, 2002 was provided by financing activities during 2000 from the issuance of common stock in our initial public offering with net proceeds of $153.6 million and the issuance of common stock in our secondary offering with net proceeds of $19.6 million.

          We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. In addition, we use capital lease commitments to sell and leaseback various fixed assets. As of March 31, 2002, we had $3.5 million outstanding primarily under various capital leases with Transamerica. Repayment of capital obligations will continue through 2004. There have been no material changes on the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

          We do not currently use derivative financial instruments for speculative purposes that expose us to market risk. Information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Foreign Currency

          We currently develop products in the United States and market our products predominantly in North America, Asia, Europe and Africa. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. Dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. We have two employees in Sweden. Payroll and related benefits and other office expenses are paid in the country’s local currency. In the future, as our customers, employees and vendor bases expand, we anticipate that we will enter into additional transactions that are denominated in foreign currencies.

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

Impact of Recently Issued Accounting Standards

          In July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued by the Financial Accounting Standards Board. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 did not have a significant impact on the consolidated financial position or results of operations.

          In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued by the Financial Accounting Standards Board. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the consolidated financial position or results of operations.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

          In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, two of its officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint.

          Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. The Company understands that over three hundred other issuers have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs’ law firms. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

Item 2.   Changes in Securities and Use of Proceeds

          On July 5, 2000, we completed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1/A (No. 333-33024). The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2000.

          In our initial public offering, we sold an aggregate of 10,454,545 shares our common stock for net proceeds of approximately $153.6 million. Since our initial public offering, we have used cash, which included proceeds from a previous offering of the Series G preferred stock, to purchase tooling and manufacturing equipment of $25.3 million, to repurchase marketing rights of $11.0 million and to fund operating activities of $70.4 million, including sales and marketing and research and development. As of March 31, 2002, remaining net proceeds from the offering were primarily held in cash equivalents. With the exception of marketing rights acquired from Fletcher Challenge Limited and payments of compensation in the ordinary course of business to officers and directors, none of the net proceeds of the offering were paid, directly or indirectly, to any director or officer of Capstone or any of their associates, or to persons owning ten percent or more of any class of our equity securities, or any affiliates.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information-Business Risks

          This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) pertaining to, among other things, Capstone’s future results of operations, R&D activities, including the expansion of our 60-kilowatt unit and development of our 200 kilowatt unit, sales expectations, our ability to develop the CHP market, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

We have a limited operating history characterized by net losses, we anticipate continued losses through at least 2002 and we may never become profitable.

          Since our inception in 1988, we have reported net losses for each year. Our net losses were $29.5 million in 1999, $31.4 million in 2000, $46.9 million in 2001 and $12.0 million in the three months ended March 31, 2002. We anticipate incurring additional net losses through at least 2002. Since inception through March 31, 2002, we have recorded cumulative losses of approximately $206.7 million. We have only been commercially producing Capstone MicroTurbines since December 1998 and have made only limited sales to date. Also, because we are in the early stages of selling our products, we have relatively few customers and limited repeat business. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

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

          Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to grow our business. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may be unable to meet our operational expenses and we may be unable to achieve profitability. The development of a sustainable market for our systems may be impacted by many factors including some which are out of our control. Examples are:

•	the cost competitiveness of our microturbines;

•	costs associated with the installation and commissioning of our microturbines;

•	the future costs and availability of fuels used by our microturbines;

•	consumer reluctance to try a new product;

•	consumer perceptions of our microturbines’ safety and quality;

•	regulatory requirements;

•	economic downturns; and

•	the emergence of newer, more competitive technologies and products.

Changes in government regulations and the electric utility industry restructuring may affect demand for our microturbines.

          The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may aid the desirability of alternative power sources. However problems associated with such deregulation and restructuring, including in California, may cause rule changes that may reduce or eliminate advantages of such deregulation and restructuring. We cannot predict how the deregulation and the restructuring of the electric utility industry will ultimately affect the market for our microturbines. Additional competition from utilities and other power sources that may take advantage of these regulations could diminish the demand for our products. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines.

The economic downturn and the global climate has made potential customers hesitant to make capital expenditures.

          The global economic climate has made potential customers hesitant to make capital expenditures. As a result, we have seen reluctance on the part of potentially large customers to buy our products. As a result of the economic uncertainty and the desire by companies to tighten capital expenditures, along with fluctuations in energy prices and political disruptions or higher interest rates, we may not be able to expand our customer base and sales, which would negatively impact our results.

If we are unable to manufacture recuperator cores internally, our assembly and production of microturbines may suffer delays and interruptions.

          Solar Turbines Incorporated was our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. In June 2001, we started to manufacture recuperator cores under contractual rights to use Solar’s intellectual property. We cannot assure you that we will be able to successfully implement this technology in developing a sustainable manufacturing process, as we are not experienced in manufacturing recuperator cores. Inherent in the manufacturing process are a number of risks. Manufacturing of the recuperator cores is a complex process requiring high levels of innovation and skill. At present, we are not aware of any other supplier that could produce these cores to our specifications within our time requirements. Our inability to manufacture recuperator cores could have a material adverse effect on the Company’s operating results.

We may not be able to control our warranty exposure and our warranty reserve may not be sufficient to meet our warranty expense, which could impair our financial condition.

          We sell our products with warranties. However, these warranties vary from product to product with respect to the time period covered and the extent of the warranty protection. Malfunctions of our product could expose us to significant warranty expenses. Because we are in the early stages of production, we cannot be certain that we have adequately determined our warranty exposure. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use for long periods of time, we expect to experience product malfunctions that cause our products to fall below our 98% availability target level. While our microturbines have often achieved this availability target when using high-pressure natural gas, we are still working to achieve this availability target across all of our units and for all fuel sources. While management believes that the provision for estimated product warranty expenses made at the time of sale is reasonable, there can be no assurance that the provision will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results and financial position.

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

          We have increased our internal sales and marketing staff in order to enhance our sales efforts. We cannot assure you that the expense of such internal expansion will not exceed the net revenues generated, or that our sales and marketing team will successfully compete against the more extensive and well-funded sales and marketing operations of our current and future competitors. We have also decided to focus our resources on the CHP market. We may change our focus to other markets or applications in the future. There can be no assurance that our CHP focus will be successful. If we are not able to successfully address this market, we may not be able to grow our business, compete effectively or achieve profitability. In addition, to grow our sales, we hired new management team members to provide more sales and marketing expertise. Since these management team members do not have a proven track record with us, we cannot assure you that they will be successful in overseeing their functional areas. Our inability to recruit, or our loss of, important sales and marketing personnel, or the inability of new sales personnel to effectively sell and market our microturbine system could materially adversely affect our business and results of operations.

We may not be able to establish strategic marketing relationships, in which case our sales would not increase as expected.

          We are in the early stages of developing our distribution network. In order to expand our customer base, we believe that we must enter into strategic marketing alliances or similar collaborative relationships, in which we ally ourselves with companies that have particular expertise in or more extensive access to desirable markets. Providing volume price discounts or incurring significant costs incurred in customizing our products may reduce the potential profitability of these relationships. We may not be able to identify appropriate distributors on a timely basis, and we cannot assure you that the distributors with which we partner will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the distributor relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in us being unable to enter into other arrangements at a time when the distributor with which we form a relationship is not successful in selling our products or has reduced its commitments to market our products. We cannot assure you that we will be able to negotiate collaborative relationships on favorable terms or at all. The lack of success of our collaborators in marketing our products may adversely affect our financial condition and results of operations.

We have limited experience in international sales and may not succeed in growing our international sales.

          We have limited experience in international sales and will depend on our international marketing partners for these sales. Most of our marketing partnerships were recently created and, accordingly, may not achieve the results that we expect. If a dispute arises between us and any of our partners, we may not achieve our desired sales results and we may be delayed or completely fail to penetrate some international markets, and our revenue and operations could be materially adversely affected. Any inability to obtain foreign regulatory approvals or quality standard certifications on a timely basis could negatively impact our business and results of operations. Also, as we seek to expand into the international markets, customers may have difficulty or be unable to integrate our products into their existing systems. As a result, our products may require redesign. In addition, we may be subject to a variety of other risks associated with international business, including:

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

          In 2000, we shipped the first commercial model of our 60-kilowatt family of products. We shipped a total of 8 units of our 60-kilowatt products in 2000. In 2001, we shipped 238 units of our 60-kilowatt products. During the three months ended March 31, 2002, we shipped 28 units of our 60-kilowatt products. We cannot guarantee that demand for our 60-kilowatt unit will not diminish over time. It is also possible that production of the 60-kilowatt unit could replace or diminish the sales of our 30-kilowatt unit. If so, the sales of our 30-kilowatt unit would be adversely affected.

We may be unable to fund our future operating requirements, which could force us to curtail our operations.

          We are a capital-intensive company and may need additional financing to fund our operations. In 2000, our net cash used in operations was $23.8 million and our net cash used in investing activities totaled $26.9 million. In 2001, our net cash used in operations was $49.8 million and our net cash used in investing activities totaled $17.4 million. During the three months ended March 31, 2002, our net cash used in operations was $5.9 million and we used $0.4 million for investing activities. As of March 31, 2002, we had approximately $164.4 million in cash and cash equivalents. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we will need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets may also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

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

We face potentially significant fluctuations in operating results, which could impact our stock price.

          A number of factors could affect our operating results and thereby impact our stock price, including:

•	the timing of the introduction or enhancement of products by us or our competitors;

•	quality of installation and commissioning of our products by our ASPs and customers;

•	our reliance on a small number of customers;

•	the size, timing, shipment and pricing of individual orders;

•	market acceptance of new products;

•	potential delays in production as a result of the commencement of our manufacturing of recuperator cores;

•	customers delaying orders of our products because of the anticipated release of new products by us;

•	changes in our operating expenses, the mix of products sold, or product pricing;

•	the ability of our suppliers to deliver quality parts when we need them;

•	development of our direct and indirect sales channels;

•	change in management and loss of key personnel;

•	political unrest or changes in the trade policies, tariffs or other regulations of countries in which we do business that could lower demand for our products; and

•	changes in market prices for natural resources that could lower the desirability of our products.

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

          Because of the nature of our business, we may face litigation relating to intellectual property matters, labor matters, product liability and shareholder disputes. For example, in December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, two of its officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. The Company understands that over three hundred other issuers have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs’ law firms. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

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

          We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. In particular, we believe that our patents and patents pending for our air-bearing systems, DPC and our combustion systems are key to our business. We believe that, due to the rapid pace of technological innovation in turbine products, our ability to establish and maintain a position among the technology leaders in the industry depends on both our patents and other intellectual property and the skills of our development personnel. We cannot assure you that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our future patent applications will be issued with the scope of the claims asserted by us, if at all. Further, we cannot assure you that third parties or competitors will not develop technologies that are similar or superior to our technology, including our air bearing technology, duplicate our technology or design around our patents. Also, another party may be able to reverse engineer our technology and discover our intellectual property and trade secrets. We may be subject to or may initiate proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources or require us to develop a non-infringing technology or enter into royalty or license agreements. In addition, the laws of foreign countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition or results of operations.

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

          The market price of our common stock is highly volatile. Many of these factors are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	conditions or trends in our industry;

•	changes in the market valuations of other technology companies;

•	the listing for trading of options on our common stock;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	capital commitments;

•	additions or departures of key personnel; and

•	sales of common stock.

Item 6.   Exhibits and Reports on Form 8-K:

(a)	Index to Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: May 15, 2002	By:	/s/ KAREN CLARK Karen Clark, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)