Form 10-Q
period 2002-06-30
CAPSTONE TURBINE CORP
filed 2002-08-14
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

     The number of shares outstanding of the registrant’s common stock as of July 31, 2002 was 77,523,466.

CAPSTONE TURBINE CORPORATION

2

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$170,868,000	$155,126,000
Accounts receivable, net of allowance for doubtful accounts of $163,000 at December 31, 2001 and $310,000 at June 30, 2002	8,016,000	7,991,000
Inventory	21,973,000	16,914,000
Prepaid expenses and other current assets	1,422,000	2,931,000

Total current assets	202,279,000	182,962,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	22,895,000	23,974,000
Leasehold improvements	9,235,000	9,241,000
Molds and tooling	4,534,000	4,728,000

	36,664,000	37,943,000
Less accumulated depreciation and amortization	9,362,000	12,175,000

Total equipment and leasehold improvements	27,302,000	25,768,000

Deposits on Fixed Assets	2,550,000	1,900,000
Other Assets	242,000	139,000
Intangible Assets, Net	21,881,000	3,028,000

Total	$254,254,000	$213,797,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,490,000	$5,443,000
Accrued salaries and wages	1,440,000	1,915,000
Other accrued liabilities	1,263,000	1,064,000
Accrued warranty reserve	4,145,000	4,621,000
Deferred revenue	1,471,000	1,062,000
Current portion of capital lease obligations	1,308,000	1,373,000

Total current liabilities	13,117,000	15,478,000

Long-Term Portion of Capital Lease Obligations	2,525,000	1,790,000
Other Long-Term Liabilities	1,158,000	1,204,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 77,207,383 and 77,514,259 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	77,000	78,000
Additional paid-in capital	521,668,000	522,403,000
Accumulated deficit	(284,291,000)	(327,156,000)

Total stockholders’ equity	237,454,000	195,325,000

Total	$254,254,000	$213,797,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenues	$13,559,000	$7,408,000	$22,465,000	$11,999,000
Cost of Goods Sold	12,982,000	11,631,000	21,565,000	19,180,000

Gross Profit (Loss)	577,000	(4,223,000)	900,000	(7,181,000)
Operating Costs and Expenses:
Research and development	2,889,000	1,619,000	5,659,000	3,058,000
Selling, general and administrative	10,893,000	9,650,000	20,805,000	18,010,000
Impairment loss	—	15,999,000	—	15,999,000

Total operating costs and expenses	13,782,000	27,268,000	26,464,000	37,067,000

Loss from Operations	(13,205,000)	(31,491,000)	(25,564,000)	(44,248,000)
Interest Income	3,082,000	756,000	6,126,000	1,579,000
Interest Expense	(153,000)	(105,000)	(320,000)	(219,000)
Other Income	13,000	5,000	27,000	25,000

Loss Before Income Taxes	(10,263,000)	(30,835,000)	(19,731,000)	(42,863,000)
Provision for Income Taxes	—	—	1,000	2,000

Net Loss	$(10,263,000)	$(30,835,000)	$(19,732,000)	$(42,865,000)

Weighted Average Common Shares Outstanding	76,654,902	77,453,602	76,351,836	77,420,588

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.13)	$(0.40)	$(0.26)	$(0.55)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2001 and JUNE 30, 2002
(Unaudited)

	Common Stock
			Additional
	Shares		Paid In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total

Balance, December 31, 2000	75,771,303	$76,000	$516,738,000	$(237,432,000)	$279,382,000
Stock-based compensation	—	—	1,058,000	—	1,058,000
Exercise of stock options and employee stock purchases	1,073,419	1,000	1,868,000	—	1,869,000
Stock issuance costs	—	—	(110,000)	—	(110,000)
Net loss	—	—	—	(19,732,000)	(19,732,000)

Balance, June 30, 2001	76,844,722	$77,000	$519,554,000	$(257,164,000)	$262,467,000

Balance, December 31, 2001	77,207,383	$77,000	$521,668,000	$(284,291,000)	$237,454,000
Stock-based compensation	—	—	528,000	—	528,000
Exercise of stock options and employee stock purchases	306,876	1,000	207,000	—	208,000
Net loss	—	—	—	(42,865,000)	(42,865,000)

Balance, June 30, 2002	77,514,259	$78,000	$522,403,000	$(327,156,000)	$195,325,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2001	2002

Cash Flows from Operating Activities:
Net loss	$(19,732,000)	$(42,865,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,517,000	6,229,000
Impairment loss	—	15,999,000
Provision for doubtful accounts	30,000	125,000
Provision for inventory reserves	955,000	2,853,000
Loss on disposal of equipment	57,000	86,000
Non-employee stock compensation	185,000	—
Employee stock compensation	873,000	528,000
Changes in operating assets and liabilities:
Accounts receivable	(11,197,000)	(100,000)
Other assets	—	100,000
Inventory	(3,286,000)	2,206,000
Prepaid expenses and other current assets	580,000	(1,509,000)
Accounts payable	1,862,000	1,953,000
Accrued salaries and wages and deferred compensation	142,000	466,000
Other accrued liabilities and deferred rent	1,174,000	(145,000)
Accrued warranty reserve	(393,000)	476,000
Deferred revenue	(864,000)	(409,000)

Net cash used in operating activities	(25,097,000)	(14,007,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(11,922,000)	(1,289,000)
Intangible assets	(557,000)	—

Net cash used in investing activities	(12,479,000)	(1,289,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(740,000)	(654,000)
Exercise of stock options and employee stock purchases	1,869,000	208,000
Stock issuance costs	(110,000)	—

Net cash provided by (used in) financing activities	1,019,000	(446,000)

Net Decrease in Cash and Cash Equivalents	(36,557,000)	(15,742,000)
Cash and Cash Equivalents, Beginning of Period	236,947,000	170,868,000

Cash and Cash Equivalents, End of Period	$200,390,000	$155,126,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$320,000	$219,000
Income taxes	$1,000	$2,000

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

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3. New Accounting Pronouncements

     In July 2001, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was issued by the Financial Accounting Standards Board. SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the Company’s consolidated financial position or results of operations.

     In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued by the Financial Accounting Standards Board. SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. The Company adopted SFAS No. 144 effective January 1, 2002. The initial adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial position or results of operations. As of June 30, 2002, due to a change in sales forecast, the Company evaluated the remaining book value of the Marketing Rights and determined that this asset was impaired based on the assessment of the expected cash flows that can be generated by this asset during its remaining term. The Company recorded an impairment loss of $16.0 million in the three months ended June 30, 2002.

     Intangibles consisted of the following:

	December 31, 2001			June 30, 2002

					Accumulated
	Gross Carrying	Accumulated		Gross Carrying	Amortization and
	Amount	Amortization	Intangibles, Net	Amount	Impairment Loss	Intangibles, Net

Marketing rights	$28,046,000	$(9,380,000)	$18,666,000	$28,046,000	$(28,046,000)	$—
Manufacturing license	3,663,000	(448,000)	3,215,000	3,663,000	(635,000)	3,028,000

	$31,709,000	$(9,828,000)	$21,881,000	$31,709,000	$(28,681,000)	$3,028,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

     Amortization expense for the three months and six months ended June 30, 2002 was $1.4 million and $2.9 million, respectively. The Manufacturing License is scheduled to be fully amortized by 2010 with corresponding amortization estimated to be $187,000, $375,000, $375,000, $375,000, $375,000 and $1,341,000, for the remainder of 2002, calendar years 2003, 2004, 2005, 2006, and thereafter, respectively.

     In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the Financial Accounting Standards Board. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

4. Segment Reporting

     The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of said operating segment are the development, manufacture and sale of turbine generator sets. Following is the geographic revenue information:

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2001	2002	2001	2002

North America	$8,851,000	$5,629,000	$14,258,000	$6,768,000
Asia	2,439,000	1,768,000	5,136,000	3,662,000
Europe	944,000	11,000	1,391,000	2,106,000
South America	769,000	—	973,000	32,000
Africa	556,000	—	707,000	(569,000)

Total	$13,559,000	$7,408,000	$22,465,000	$11,999,000

     Revenues and margins for the six months ended June 30, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa.

5. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market. The amounts below are net of $3,205,000 and $5,382,000 of reserves for excess and obsolete inventories at December 31, 2001 and June 30, 2002, respectively. Inventory at June 30, 2002 included a $1.8 million provision for excess as a result of a change in the Company’s sales forecast.

	December 31,	June 30,
	2001	2002

Raw materials	$13,466,000	$10,977,000
Work in process	2,220,000	2,147,000
Finished goods	6,287,000	3,790,000

Total	$21,973,000	$16,914,000

     As of June 30, 2002, the Company had firm purchase commitments of approximately $5 million with its suppliers.

6. Stock-Based Compensation

     During 1999 and 2000, the Company issued common stock options to employees and directors at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these grants of $398,000 and $263,000 for the three months ended June 30, 2001 and 2002, and $873,000 and $528,000 for the six months ended June 30, 2001 and 2002, respectively. Stock-based compensation expense for the three months ended June 30, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $17,000, $79,000 and $302,000, respectively. Stock-based compensation expense for the three months ended June 30, 2002 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $11,000, $69,000 and $183,000, respectively. Stock-based compensation expense for the six months ended June 30, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $34,000, $164,000 and $675,000, respectively. Stock-based compensation expense for the six months ended June 30, 2002 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $22,000, $138,000 and $368,000, respectively.

     As of June 30, 2002, the Company had $1.6 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004, as the amortization is based on the vesting period.

7. Commitments and Contingencies

     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While outcome of any of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position and results of operations.

     In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, two of its officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. The Company understands that over three hundred other issuers have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs’ law firms. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have a material adverse effect on the Company’s financial position and results of operations.

8. Related Party Transactions

     In April 2002, Mr. Eliot Protsch became a member of the Company’s Board of Directors. Mr. Protsch is President of Alliant Energy-Interstate Power and Light and Executive Vice-President, Energy Delivery at Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor of the Company. There were no sales to Alliant Energy Resources, Inc. during the three months ended March 31, 2002. Sales to Alliant Energy Resources, Inc. under a firm purchase contract were approximately $1.4 million during the three months ended June 30, 2002.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Financial Statements and Notes included in this Form 10-Q and within Capstone’s Annual Report on Form 10-K for the year ended December 31, 2001. When used in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under “Other Information — Business Risks” in Item 5 of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations other than as required by law.

Application of Critical Accounting Policies

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

•	We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our intangible assets consist of a license granted to the Company to use a former supplier’s intellectual property and marketing rights repurchased by the Company from a former shareholder. Long-lived assets are being depreciated or amortized over their useful lives. Future write-downs may be required if the value of these assets becomes impaired or depreciation and amortization may be accelerated if estimated useful lives are shortened. As of June 30, 2002, due to a change in our sales forecast, the Company evaluated the remaining book value of the Marketing Rights and determined that this asset was impaired based on the assessment of the expected cash flows that can be generated by this asset during its remaining term. Expected favorable margins in the latter years of the term of the Marketing Rights were not sufficient to offset losses in the early years. The recorded impairment loss was approximately $16.0 million representing the remaining carrying value of the asset.

•	Our inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventory. As of June 30, 2002, due to a change in our sales forecast, we identified $1.8 million worth of raw material inventories in excess of our new anticipated demand level.

•	We provide for the estimated cost of warranties at the time revenue from sales is recognized. We estimate warranty expenses based upon historical and projected failure rates, estimated costs of parts and labor to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required. On a per unit basis, the provision for estimated products warranty expenses was significantly higher in the six months ended June 30, 2002 than a year ago. As the Company has more units commissioned and longer periods of actual performance, better data becomes available to assess expected warranty costs.

•	Our revenues consist of revenue from sales of products and parts, net of discounts. We recognize revenue upon shipment of the goods to the customer. Currently, there are no rights of return privileges on product sales. Therefore, we do not establish a reserve for future returns. Our operating policy may change in the future.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate or if other conditions arose, resulting in an impairment of their ability or intention to make payments, additional allowances may be required.

•	We have a history of unprofitable operations. These losses generated a sizable federal and state net operating loss (“NOL”) carryforward. GAAP require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, we have not recognized any of our deferred tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time. Such adjustment would increase income in the period such determination was made.

•	We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment. Any unfavorable outcome of litigation or other contingencies could have an adverse impact on our financial condition and results of operations.

Overview

     We develop, manufacture and market microturbine technology for use in stationary, combined heat and power (“CHP”) generation, resource recovery, hybrid electric vehicle and other power and heat applications in the markets for distributed power generation. While our products serve various market applications, we are focusing our resources on the CHP market. We believe that CHP represents the largest available markets in the geographical locations we serve.

     Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We expect our microturbines to provide the commercial power generation industry with clean, multifunctional, and scalable distributed power sources.

     We sell complete microturbine units, subassemblies and components. In early July 2002, we released a pre-Engineered CHP Solution product, referred to as a “CHP kit”, combining our microturbine with products sourced from third-parties. The microturbines and CHP kit are sold primarily through our distributors. ASPs provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability of the distributors to sell into appropriate applications, and the ASPs providing quality installations and support. As this is a new technology, we encounter quality and reliability issues along this chain. We actively work to address these issues. As we gain additional experience from more types of installations, we will have more information available for use in further improving the quality of our products and processes.

     Our 30-kilowatt microturbine can be fueled by various sources including natural gas, propane, sour gas, kerosene and diesel. Our 60-kilowatt microturbine is currently available for use only with natural gas. We will continue investing significant resources to develop new products and enhancements, including enhancements that enable greater kilowatt power production and additional fuel capabilities.

     We began commercial sales of our units in 1998, targeting the emerging distributed generation industry that is being driven by fundamental changes in power requirements. Despite our product and market advantages, the rate of adoption for our technology has been slower than initially anticipated. The present economic environment, with tight restrictions for capital expenditures, also makes it significantly more challenging. In our efforts to get to a higher rate of adoption, we are working on three key areas; (i) strengthening the sales and service channels to better address our target markets, (ii) attacking barriers to adoption of our products by focusing on CHP, reducing the end-user’s total installed costs, improving quality and reliability and addressing other factors such as interconnection standards, and (iii) developing strategic partners in our targeted markets which we believe can speed up the rate of adoption as well as reduce the direct financial burden of leading the charge of introducing the microturbine technology.

     Since inception through June 30, 2002, we generated cumulative operating losses of approximately $237.6 million and we expect to continue to sustain operating losses until such time that we can sell a sufficient number of units to achieve profitability. Our sales cycles vary by application and geographic region, and in many cases require long lead times between identifying customer needs and providing commercially available solutions. As a result of the difficulty in forecasting revenue levels and a lack of backlog or repeat business, we expect our quarterly performance to fluctuate. We are also a young company with respect to sales growth, and therefore period-to-period comparisons between years may not necessarily be meaningful.

     The Company has undertaken efforts to reassess the market opportunities for its products and the impact of current economic conditions on penetrating those market opportunities. As a result, the Company is revising its strategic plans and has developed a revised financial model. Assuming we successfully implement our plans, and achieve the intended results, we expect it will take three to four years to get to a sales level to reach break-even. Our model shows us having sufficient cash to get to the point of cash flow positive. The change in our outlook and forecast impacted the results of operations for the three months ended June 30, 2002, as further discussed below.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues. Revenues for the three months ended June 30, 2002 decreased $6.2 million to $7.4 million from $13.6 million for the three months ended June 30, 2001. A year ago, we had strong sales resulting largely from demand propelled by the United States’ Western energy crisis. During the three months ended June 30, 2002, we shipped 206 units, consisting of 165 units of our 30-kilowatt products and 41 units of our 60-kilowatt products. During the three months ended June 30, 2001, we shipped 421 units, consisting of 356 units of our 30-kilowatt products and 65 units of our 60-kilowatt products. Sales to three customers totaled $3 million, which accounted for 41% of total revenues for the three months ended June 30, 2002. Included in the $3 million was a sale in North America of $1.4 million for 59 units of 30-kilowatt products under a firm purchase contract. We no longer have contracts with firm purchase commitments from our customers. One customer accounted for $2.1 million or 16% of total revenues for the three months ended June 30, 2001.

     Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated products warranty expenses. Cost of goods sold as a percentage of revenues increased to 157% for the three months ended June 30, 2002 compared to 96% for the three months ended June 30, 2001. We had a gross loss of $4.2 million for the three months ended June 30, 2002 compared to a gross profit of $0.6 million for the three months ended June 30, 2001. Nearly half of the gross loss in the three months ended June 30, 2002 was attributed to a $1.8 million charge for excess inventories. As a result of a change in our sales forecast, we identified raw material inventories in excess of our new anticipated demand level. The other half of the gross profit deterioration reflected the reduced volume and increased production overhead in the three months ended June 30, 2002. The increase in production overhead related primarily to our recuperator core manufacturing facility that was placed in service in July 2001. The provision for estimated products warranty expenses decreased $0.1 million to $0.7 million for the three months ended June 30, 2002 from $0.8 million for the three months ended June 30, 2001. On a per unit basis, the provision for estimated products warranty expenses was significantly higher this year than a year ago. As the Company has more units commissioned and longer periods of actual performance, better data becomes available to assess expected warranty costs. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts and labor to repair or replace a unit and the number of units covered under the warranty period.

     We have had annual gross losses since inception. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve a break-even margin.

     R&D Expenses. Research and development (“R&D”) expenses include compensation, the engineering department overhead allocations for administration and facilities and material costs associated with development. R&D expenses were used for developing new products and enhancements. R&D expenses are reported net of a $1.3 million benefit for the three months ended June 30, 2002 and a $0.3 million benefit for the three months ended June 30, 2001. These benefits arise from cost sharing programs such as the Department of Energy (“DOE”) Advanced Microturbine Program. R&D expenses before benefit from cost sharing programs decreased $0.3 million to $2.9 million for the three months ended June 30, 2002 compared to $3.2 million for the three months ended June 30, 2001. We believe our investments in R&D are critical to our future and we intend to continue to invest in this area and to seek additional funding relationships.

     Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. SG&A expenses for the three months ended June 30, 2002 decreased $1.2 million to $9.7 million, compared to $10.9 million for the three months ended June 30, 2001. Compared to last quarter of this year, SG&A increased $1.3 million, reflecting timing of expenses anticipated in the year.

     Impairment Loss. As of June 30, 2002, due to a change in our sales forecast, the Company evaluated the remaining book value of the Marketing Rights and determined that this asset was impaired based on the assessment of the expected cash flows that can be generated by this asset during its remaining term. Expected favorable margins in the latter years of the term of the Marketing Rights were not sufficient to offset losses in the early years. The recorded impairment loss was approximately $16.0 million representing the remaining carrying value of the asset.

     Interest Income. Interest income decreased $2.3 million to $0.8 million for the three months ended June 30, 2002 compared to $3.1 million for the three months ended June 30, 2001. The decrease is primarily attributable to the lower cash balances and lower interest rates during the three months ended June 30, 2002. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenues. Revenues for the six months ended June 30, 2002 decreased $10.5 million to $12.0 million from $22.5 million for the six months ended June 30, 2001. A year ago, we had strong sales resulting largely from demand propelled by the United States’ Western energy crisis. During the six months ended June 30, 2002, we shipped 333 units, consisting of 264 units of our 30-kilowatt products and 69 units of our 60-kilowatt products. During the six months ended June 30, 2001, we shipped 728 units, consisting of 653 units of our 30-kilowatt products and 75 units of our 60-kilowatt products. Revenues and margins for the six months ended June 30, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa. Sales to four customers totaled $6.5 million, which accounted for 54% of total revenues for the six months ended June 30, 2002. One customer accounted for $3.7 million or 16% of total revenues for the six months ended June 30, 2001.

     Gross Loss. Cost of goods sold as a percentage of revenues increased to 160% for the six months ended June 30, 2002 compared to 96% for the six months ended June 30, 2001. We had a gross loss of $7.2 million for the six months ended June 30, 2002 compared to a gross profit of $0.9 million for the six months ended June 30, 2001. Nearly a third of the gross loss in the six months ended June 30, 2002 was attributed to a $1.8 million charge for excess inventories. As a result of a change in sales forecast, we identified raw material inventories in excess of our new anticipated demand level. Almost two-thirds of the gross profit deterioration reflected the reduced volume and increased production overhead in the six months ended June 30, 2002. The increase in production overhead related primarily to our recuperator core manufacturing facility that that was placed in service in July 2001. The provision for estimated products warranty expenses increased $0.1 million to $1.5 million for the six months ended June 30, 2002 from $1.4 million for the six months ended June 30, 2001. On a per unit basis, the provision for estimated products warranty expenses was significantly higher this year than a year ago. As the Company has more units commissioned and longer periods of actual performance, better data becomes available to assess expected warranty costs.

     R&D Expenses. R&D expenses are reported net of a $2.6 million benefit for the six months ended June 30, 2002 and a $0.5 million benefit for the six months ended June 30, 2001 from cost sharing programs such as the DOE Advanced Microturbine Program. R&D expenses before benefit from cost sharing programs decreased $0.5 million to $5.6 million for the six months ended June 30, 2002 compared to $6.1 million for the six months ended June 30, 2001. We expect R&D expenses to be higher in the next half of 2002 than the first half.

     Selling, General, and Administrative Expenses. SG&A expenses for the six months ended June 30, 2002 decreased $2.8 million to $18.0 million, compared to $20.8 million for the six months ended June 30, 2001. This decrease was generally attributable to pre-production costs in the six months ended June 30, 2001 associated with our core manufacturing facility which were recorded in SG&A.

     We expect that our operating costs and expenses, excluding impairment loss, for this year to be roughly 10% below the 2001 level.

     Impairment Loss. As of June 30, 2002, due to a change in our sales forecast, the Company evaluated the remaining book value of the Marketing Rights and determined that this asset was impaired based on the assessment of the expected cash flows that can be generated by this asset during its remaining term. Expected favorable margins in the latter years of the term of the Marketing Rights were not sufficient to offset losses in the early years. The recorded impairment loss was approximately $16.0 million, representing the remaining carrying value of the asset.

     Interest Income. Interest income decreased $4.5 million to $1.6 million for the six months ended June 30, 2002 compared to $6.1 million for the six months ended June 30, 2001. The decrease is primarily attributable to the lower cash balances and lower interest rates during the six months ended June 30, 2002.

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including our product development activities, our production expansion and our commercialization efforts. We expect to devote substantial capital resources to continue the development of our sales and marketing programs and continue our R&D activities. We believe that our current cash balance of $155 million is sufficient to fund operating losses and commitments to get us to the point of cash flow positive.

     Inventory decreased $5.1 million to $16.9 million as of June 30, 2002 compared to $22.0 million as of December 31, 2001. Inventory is reported net of reserves of $5.4 million as of June 30, 2002 and $3.2 million as of December 31, 2001. The increase of $2.2 million in reserve included the $1.8 million provision for excess inventories recorded in the three months ended June 30, 2002 due to a change in forecasted sales.

     Our net cash used in operating activities decreased to $14.0 million for the six months ended June 30, 2002, compared to $25.1 million for the six months ended June 30, 2001. Our net cash used in operating activities for the six months ended June 30, 2002 was primarily from the net loss, adjusted on a cash basis, of $17.0 million, offset by changes in working capital of $3.0 million. Our net cash used in operating activities for the six months ended June 30, 2001 was primarily from the net loss, adjusted on a cash basis, of $13.1 million and a change in working capital of $12.0 million.

     Net cash used in investing activities was $1.3 million for the six months ended June 30, 2002 compared to $12.5 million for the six months ended June 30, 2001. Investing activities for the six months ended June 30, 2002 consisted of equipment purchases. Investing activities for the six months ended June 30, 2001 primarily consisted of equipment purchases, intangible asset purchases and leasehold improvements associated with our recuperator core manufacturing facility.

     Our net cash used in financing activities of $0.4 million for the six months ended June 30, 2002 was for repayment of capital lease obligations of $0.6 million, offset by $0.2 million from exercise of stock options and employee stock purchases. Our net cash provided by financing activities of $1.0 million for the six months ended June 30, 2001 was from $1.9 million from exercise of stock options and employee stock purchases, offset by repayment of capital lease obligations of $0.8 million and stock issuance cost of $0.1 million. We have financed our operations and investing activities primarily through private and public equity issuances. The source of our cash balance of $155 million as of June 30, 2002 was primarily provided by financing activities during 2000 from the issuance of common stock in our initial public offering with net proceeds of $153.6 million and the issuance of common stock in our secondary offering with net proceeds of $19.6 million. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. In addition, we use capital lease commitments to sell and leaseback various fixed assets. As of June 30, 2002, we had $3.2 million outstanding under various capital leases with Transamerica. Repayment of capital obligations will continue through 2004. There have been no material changes in our remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001. As of June 30, 2002, we had firm purchase commitments of approximately $5 million with our suppliers.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     We do not currently use derivative financial instruments for speculative purposes that expose us to market risk.

Foreign Currency

     We currently develop products in the United States and market our products predominantly in North America, Asia and Europe. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. Dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. We have two employees in Sweden. Payroll and related benefits and other office expenses are paid in the country’s local currency. In the future, as our customers, employees and vendor bases expand, we anticipate that we will enter into additional transactions that are denominated in foreign currencies.

Interest

     We have no long-term debt outstanding, except for capital leases, and do not use any derivative financial instruments. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments.

Inflation

     We do not believe that inflation has had a material effect on our financial position or results of operations. However, we cannot predict the future effects of inflation, including interest rate fluctuations and market fluctuations.

Impact of Recently Issued Accounting Standards

     In July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued by the Financial Accounting Standards Board. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 did not have a significant impact on the Company’s consolidated financial position or results of operations.

     In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued by the Financial Accounting Standards Board. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. The Company adopted SFAS 144 effective January 1, 2002. The initial adoption of SFAS 144 did not have a significant impact on the Company’s consolidated financial position or results of operations for the three months ended March 31, 2002. As of June 30, 2002, due to a change in our sales forecast, the Company evaluated the remaining book value of the Marketing Rights and determined that this asset was impaired based on the assessment of the expected cash flows that can be generated by this asset during its remaining term. The Company recorded an impairment loss of $16.0 million in the three months ended June 30, 2002.

     In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the Financial Accounting Standards Board. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While outcome of any of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position and results of operations.

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

     In our initial public offering, we sold an aggregate of 10,454,545 shares our common stock for net proceeds of approximately $153.6 million. Since our initial public offering, we have used cash, which included proceeds from a previous offering of the Series G preferred stock, to purchase tooling and manufacturing equipment of $26.2 million, to repurchase marketing rights of $11.0 million and to fund operating activities of $78.5 million, including sales and marketing and research and development. As of June 30, 2002, remaining net proceeds from the offering were primarily held in cash equivalents. With the exception of marketing rights acquired from Fletcher Challenge Limited and payments of compensation in the ordinary course of business to officers and directors, none of the net proceeds of the offering were paid, directly or indirectly, to any director or officer of Capstone or any of their associates, or to persons owning ten percent or more of any class of our equity securities, or any affiliates.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The annual meeting of stockholders of the Company was held on May 30, 2002.

     (b)  All director nominees were elected.

     (c)  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

	Votes Cast

	For	Against	Abstain	Broker Non-votes

Management Proposals
Proposal to approve an amendment to the Company’s 2000 Equity Incentive Plan to increase the number of shares available for grant by 400,000 shares	54,342,099	5,309,895	123,445	200

Election of Directors
Director	For	Withheld

Ake Almgren	52,747,921	7,027,718
Richard Aube	58,152,461	1,623,178
Eliot Protsch	58,200,496	1,575,143
John Jaggers	58,362,969	1,412,670
Jean-Rene Marcoux	58,345,706	1,429,933
John G. McDonald	58,105,032	1,670,607
Eric Young	58,144,612	1,631,027

Item 5. Other Information-Business Risks

     This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) pertaining to, among other things, Capstone’s future results of operations, R&D activities, sales expectations, our ability to develop the CHP market, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations except as required by law.

We have a limited operating history characterized by net losses, we anticipate continued losses and we may never become profitable.

     Since our inception in 1988, we have reported net losses for each year. Our net losses were $29.5 million in 1999, $31.4 million in 2000, $46.9 million in 2001 and $42.9 million in the six months ended June 30, 2002. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve profitability. We have only been commercially producing Capstone MicroTurbines since December 1998. Also, because we are in the early stages of selling our products, we have relatively few customers and limited repeat business. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

If we do not effectively implement our sales and marketing expansion program, our sales will not grow and our profitability will suffer.

     We have increased our internal sales and marketing staff in order to enhance our sales efforts. We cannot assure you that the expense of such internal expansion will not exceed the net revenues generated, or that our sales and marketing team will successfully compete against the more extensive and well-funded sales and marketing operations of our current and future competitors. We have also decided to focus our resources on the CHP market. We may change our focus to other markets or applications in the future. There can be no assurance that our CHP focus will be successful. If we are not able to successfully address this market, we may not be able to grow our business, compete effectively or achieve profitability. Our inability to recruit, or our loss of, important sales and marketing personnel, or the inability of new sales personnel to effectively sell and market our microturbine system could have a material adverse effect on our business and results of operations.

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely impact our revenues and profitability.

     Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to grow our business. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, we may be unable to meet our operational expenses and we may be unable to achieve profitability. The development of a sustainable market for our systems may be impacted by many factors including some which are out of our control. Examples are:

•	the cost competitiveness of our microturbines;

•	costs associated with the installation and commissioning of our microturbines by third parties;

•	the future costs and availability of fuels used by our microturbines;

•	consumer reluctance to try a new product;

•	consumer perceptions of our microturbines’ safety and quality;

•	regulatory requirements;

•	economic downturns; and

•	the emergence of newer, more competitive technologies and products.

Our competitors, who have significantly greater resources than we have, may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products, and we may be unable to compete effectively.

     Our competitors include several well-established companies that have substantially greater resources than we have and worldwide presence. Ingersoll-Rand Company and Elliott Power Systems are domestically based competitors of Capstone that benefit from larger economies of scale and who have microturbines in various stages of development and commercialization. Ingersoll-Rand Company announced in December 2001 that it has begun taking commercial orders for its first line of commercially available microturbine units. In addition to these domestic microturbine competitors, Turbec, a joint venture in Europe of AB Volvo and ABB Ltd., develops, produces and sells microturbines. Turbec’s first product, a combined heat and power microturbine, is available. A number of other major automotive and industrial companies have in-house microturbine development efforts, including Ishikawajima-Harima Heavy Industries, Mitsubishi Heavy Industries, Ltd., Turbo Genset Inc. and Kawasaki Heavy Industries. We believe that all of these companies will eventually have products that will compete with our microturbines. Some of our competitors are currently developing and testing microturbines which they expect to produce greater amounts of power than Capstone MicroTurbines, ranging from 75 kilowatts up to 350 kilowatts, and which may have longer useful lives than Capstone MicroTurbines. Capstone MicroTurbines also compete with other existing technologies, including the electric utility grid, reciprocating engines, fuel cells and solar systems. Many of the competitors producing these technologies also have greater resources than we have. For instance, reciprocating engines are produced by, among others, Caterpillar Inc., Interstate Companies and Cummins Inc. We cannot assure you that the market for distributed power generation products will not ultimately be dominated by technologies other than ours.

     Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or introduce governmental regulations and policies to create competitive advantage vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development, manufacturing capability and sales and marketing. We cannot assure you that we will have sufficient resources to make the necessary investments to do so. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have strategic relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

Our suppliers and manufacturers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product.

     Although we generally attempt to use standard parts and components for our products, some of our components are currently available only from limited sources. We may experience delays in production if we fail to identify alternative vendors, or any parts supply is interrupted, each of which could materially adversely affect our business and operations. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain supply partners that allow these partners to procure inventory based upon criteria defined by us. A reduction in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for these parts or components will not increase. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components.

Changes in government regulations and the electric utility industry restructuring may affect demand for our microturbines.

     The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may aid the desirability of alternative power sources. However, problems associated with such deregulation and restructuring, including in California, may cause rule changes that may reduce or eliminate advantages of such deregulation and restructuring. We cannot predict how the deregulation and the restructuring of the electric utility industry will ultimately affect the market for our microturbines. Additional competition from utilities and other power sources that may take advantage of these regulations could diminish the demand for our products. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines.

The economic downturn and the global climate has made potential customers hesitant to make capital expenditures.

     The global economic climate has made potential customers hesitant to make capital expenditures. As a result, we have seen reluctance on the part of potentially large customers to buy our products. As a result of the economic uncertainty and the desire by companies to tighten capital expenditures, along with fluctuations in energy prices and political disruptions or higher interest rates, we may not be able to sustain or expand our customer base and sales, which would negatively impact our financial position and results of operations.

We may not be able to control our warranty exposure and our warranty reserve may not be sufficient to meet our warranty expense, which could impair our financial condition.

     We sell our products with warranties. However, these warranties vary from product to product with respect to the time period covered and the extent of the warranty protection. For example, in July 2002, we launched our CHP Kit with a special limited-time promotion offering a maximum maintenance cost guarantee. This limited promotion is aimed at removing some of the perceived technical risk of adopting our product. While we have assessed the risk based on best available information to be minimal, unforeseen malfunctions of the microturbine or components of the kit sourced from third parties could expose us to significant warranty expenses. We have limited experience with the operating performance of these third party components and may not have adequately assessed the risks to provide maintenance cost guarantees on a product that contain these parts. Further, because we are in the early stages of production for all our products, we cannot be certain that we have adequately determined our warranty exposure. While management believes that the provision for estimated product warranty expenses made at the time of sale is reasonable, there can be no assurance that the provision will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results and financial position.

Our product quality may not meet customer expectations and can have adverse consequences to market acceptance and our costs incurred due to our warranty exposure.

     We continue to improve the quality of our products by setting quality targets and improvement initiatives. Engineering changes to improve our products may render existing inventories obsolete or excessive. However, our product quality may still not meet customer expectations which can affect the market acceptance of our products and have adverse consequences to our costs incurred. Any significant quality issues with our products could have a material adverse effect on our results of operations and financial position. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use for long periods of time, we expect to experience product malfunctions that cause our products to fall below our 98% availability target level. While certain microturbines have achieved this availability target when using high-pressure natural gas, we are still working to achieve this availability target across all of our units and for all fuel sources. Any significant malfunctions could adversely effect our operating results and financial position and affect the marketability of our products.

Our ability to identify Authorized Service Providers (“ASPs”) can significantly impact our success.

     Our ability to identify and develop business relationships with ASPs who can provide quality, cost effective installations and service can significantly impact our success. We need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve our ASP’s quality of installation and commissioning standards while reducing associated cost could affect the marketability of our products.

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

We may not be able to develop strategic partners and service channels in our targeted markets, in which case our sales would not increase as expected.

     We continue to develop our distribution network. In order to expand our customer base, we believe that we must enter into strategic sales and marketing alliances or similar collaborative relationships, in which we ally ourselves with companies that have particular expertise in or more extensive access to desirable markets. We believe that developing strategic partners in our targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. We may provide volume price discounts or otherwise incur significant costs that may reduce the potential profitability of these relationships. We may not be able to identify appropriate distributors or strategic partners on a timely basis, and we cannot assure you that the partners with which we form alliances will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in us being unable to enter into other arrangements at a time when the distributor or partner with whom we form a relationship is not successful in selling our products or has reduced its commitments to market our products. We cannot assure you that we will be able to negotiate collaborative relationships on favorable terms or at all. The inability of the Company to develop strategic partners or a lack of success of our strategic partners in marketing our products may adversely affect our financial condition and results of operations.

We have limited experience in international sales and may not succeed in growing our international sales.

     We have limited experience in international sales and will depend on our international marketing partners for these sales. Most of our marketing partnerships were recently created and, accordingly, may not achieve the results that we expect. If a dispute arises between us and any of our partners, we may not achieve our desired sales results and we may be delayed or completely fail to penetrate some international markets, and our revenue and operations could be materially adversely affected. Any inability to obtain foreign regulatory approvals or quality standard certifications on a timely basis could negatively impact our business and results of operations. Also, as we seek to expand into the international markets, customers may have difficulty or be unable to integrate our products into their existing systems. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including:

•	delays in establishing international distribution channels;

•	difficulties in collecting international accounts receivables;

•	difficulties in complying with foreign regulatory and commercial requirements;

•	increased costs associated with maintaining international marketing efforts;

•	compliance with U.S. Department of Commerce export controls;

•	increases in duty rates;

•	the introduction of non-tariff trade barriers;

•	fluctuations in currency exchange rates;

•	global political and economic instability; and

•	difficulties in enforcement of intellectual property rights.

The 60-kilowatt Capstone MicroTurbine may not reach the level of sales that we anticipate or it may erode sales of our 30-kilowatt unit.

     As of June 30, 2002, we sold 315 units of our 60-kilowatt family of products. We cannot guarantee that demand for our 60-kilowatt unit will not diminish over time. It is also possible that production of the 60-kilowatt unit could replace or diminish the sales of our 30-kilowatt unit. If so, the sales of our 30-kilowatt unit would be adversely affected.

We may be unable to fund our future operating requirements, which could force us to curtail our operations.

     We are a capital-intensive company and may need additional financing to fund our operations. In 2000, our net cash used in operations was $23.8 million and our net cash used in investing activities totaled $26.9 million. In 2001, our net cash used in operations was $49.8 million and our net cash used in investing activities totaled $17.4 million. During the six months ended June 30, 2002, our net cash used in operations was $14 million and we used $1.3 million for investing activities. As of June 30, 2002, we had approximately $155 million in cash and cash equivalents. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we will need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets may also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

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

     We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to develop low cost design enhancements, to obtain necessary tooling and favorable vendor contracts, as well as to increase sales volumes so we can achieve economies of scale. We cannot assure you that we will be able to achieve any production cost reductions. Our failure to achieve such cost reductions could have a material adverse effect on our business and results of operations.

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

     As a result of variety of factors discussed herein, operating results for a particular quarter are difficult to predict. Given the continued uncertainty surrounding many variables that may impact the industry in which we operate, our visibility into future periods is limited. Our net sales may grow at a slower rate than experienced in the past periods and, in particular periods or overall, may decline. A number of factors could affect our operating results and thereby impact our stock price, including:

•	the timing of the introduction or enhancement of products by us or our competitors;

•	quality of installation and commissioning of our products by our ASPs and customers;

•	our reliance on a small number of customers;

•	the lack of order backlog;

•	the size, timing, shipment and pricing of individual orders;

•	market acceptance of new products;

•	potential delays in production as a result of the commencement of our manufacturing of recuperator cores;

•	customers delaying orders of our products because of the anticipated release of new products by us or our competitors;

•	changes in our operating expenses, the mix of products sold, or product pricing;

•	the ability of our suppliers to deliver quality parts when we need them;

•	development of our direct and indirect sales channels;

•	change in management and loss of key personnel;

•	political unrest or changes in the trade policies, tariffs or other regulations of countries in which we do business that could lower demand for our products; and

•	changes in market prices for natural resources that could lower the desirability of our products.

     Because we are in the early stages of selling our products, with relatively few customers, we expect our order flow to continue to be uneven from period to period. In addition, we do not have an established base of customers that we can rely on for repeat sales. Because a significant portion of our expenses is fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. Any of the above factors could have a material adverse effect on our operations and financial results.

We may not effectively expand our production capabilities, which would negatively impact our sales.

     We anticipate growth in our business operations, which may require expansion of our internal and external production capabilities. We may experience delays or problems in our expected production expansion that could significantly impact our business. Several factors could delay or prevent our expected production expansion, including our:

•	inability to purchase parts or components in adequate quantities or sufficient quality;

•	failure to increase our assembly and test operations;

•	failure to hire and train additional personnel;

•	failure to develop and implement manufacturing processes and equipment;

•	inability to find and train proper partner companies with whom we can build product distribution, marketing, or development relationships;

•	inability to manufacture recuperator cores on schedule, in quantities or with the quality that we require; and

•	inability to acquire new space on favorable terms for additional production capacity.

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

     Solar Turbines Incorporated was our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. In 2001, we started to manufacture recuperator cores under contractual rights to use Solar’s intellectual property. We cannot assure you that we will be able to successfully implement this technology in developing a sustainable manufacturing process, as we are not experienced in manufacturing recuperator cores. Inherent in the manufacturing process are a number of risks. Manufacturing of the recuperator cores is a complex process requiring high levels of innovation and skill. At present, we are not aware of any other supplier that could produce these cores to our specifications within our time requirements. Our inability to manufacture recuperator cores could have a material adverse effect on the Company’s operating results.

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

We may not be able to effectively manage our growth or improve our operational, financial and management information systems, which would impair our profitability.

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

     The market price of our common stock is highly volatile. Many factors of this volatility are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

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

Item 6. Exhibits and Reports on Form 8-K:

     (a)  Index to Exhibits.

     The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.

3.2(2)	Amended and Restated Bylaws of Capstone Turbine.

4.1(2)	Specimen stock certificate.

10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.

10.2(2)	1993 Incentive Stock Option Plan.

10.3(2)	Employee Stock Purchase Plan.

10.4(2)	2000 Equity Incentive Plan.

10.5(3)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.

10.6(3)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.

10.7(5)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.

10.8(5)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.

10.9(4)	Deferred Compensation Plan of Capstone Turbine

10.10(1)	Executive Incentive Compensation Plan

10.11(1)	Change of Control Severance Plan

____________________

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000.

(4)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390).

(5)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957)

__________________

(b)	Reports on Form 8-K.

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: August 14, 2002	By:	/s/ KAREN CLARK

Karen Clark, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)