Form 10-Q
period 2002-09-30
CAPSTONE TURBINE CORP
filed 2002-11-14
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to      .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     The number of shares outstanding of the registrant’s common stock as of October 31, 2002 was 81,527,290.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$170,868,000	$144,333,000
Accounts receivable, net of allowance for doubtful accounts of $163,000 at December 31, 2001 and $251,000 at September 30, 2002	8,016,000	5,818,000
Inventory	21,973,000	16,218,000
Prepaid expenses and other current assets	1,422,000	2,642,000

Total current assets	202,279,000	169,011,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	22,895,000	24,822,000
Leasehold improvements	9,235,000	9,275,000
Molds and tooling	4,534,000	4,866,000

	36,664,000	38,963,000
Less accumulated depreciation and amortization	9,362,000	13,923,000

Total equipment and leasehold improvements	27,302,000	25,040,000

Deposits on Fixed Assets	2,550,000	1,707,000
Other Assets	242,000	1,376,000
Intangible Assets, Net	21,881,000	2,934,000

Total	$254,254,000	$200,068,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,490,000	$3,380,000
Accrued salaries and wages	1,440,000	1,768,000
Other accrued liabilities	1,263,000	1,094,000
Accrued warranty reserve	4,145,000	4,270,000
Deferred revenue	1,471,000	633,000
Current portion of capital lease obligations	1,308,000	1,403,000

Total current liabilities	13,117,000	12,548,000

Long-Term Portion of Capital Lease Obligations	2,525,000	1,432,000
Other Long-Term Liabilities	1,158,000	1,263,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 77,207,383 and 77,532,060 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	77,000	78,000
Additional paid-in capital	521,668,000	522,661,000
Accumulated deficit	(284,291,000)	(337,914,000)

Total stockholders’ equity	237,454,000	184,825,000

Total	$254,254,000	$200,068,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Nine
	Months Ended		Months Ended
	September 30		September 30,

	2001	2002	2001	2002

Revenues	$3,346,000	$3,887,000	$25,811,000	$15,886,000
Cost of Goods Sold	5,468,000	6,301,000	27,033,000	25,481,000

Gross Loss	(2,122,000)	(2,414,000)	(1,222,000)	(9,595,000)
Operating Costs and Expenses:
Research and development	2,512,000	1,880,000	8,171,000	4,938,000
Selling, general and administrative	9,210,000	7,057,000	30,015,000	25,067,000
Impairment loss	—	—	—	15,999,000

Total operating costs and expenses	11,722,000	8,937,000	38,186,000	46,004,000

Loss from Operations	(13,844,000)	(11,351,000)	(39,408,000)	(55,599,000)
Interest Income	1,485,000	687,000	7,611,000	2,266,000
Interest Expense	(137,000)	(97,000)	(457,000)	(316,000)
Other Income	11,000	3,000	38,000	28,000

Loss Before Income Taxes	(12,485,000)	(10,758,000)	(32,216,000)	(53,621,000)
Provision for Income Taxes	—	—	1,000	2,000

Net Loss	$(12,485,000)	$(10,758,000)	$(32,217,000)	$(53,623,000)

Weighted Average Common Shares Outstanding	76,976,934	77,526,602	76,560,247	77,455,926

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.16)	$(0.14)	$(0.42)	$(0.69)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001 and SEPTEMBER 30, 2002
(Unaudited)

	Common Stock
			Additional
	Shares		Paid In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total

Balance, December 31, 2000	75,771,303	$76,000	$516,738,000	$(237,432,000)	$279,382,000
Stock-based compensation	—	—	1,591,000	—	1,591,000
Exercise of stock options and employee stock purchases	1,242,956	1,000	2,134,000	—	2,135,000
Stock issuance costs	—	—	(110,000)	—	(110,000)
Net loss	—	—	—	(32,217,000)	(32,217,000)

Balance, September 30, 2001	77,014,259	$77,000	$520,353,000	$(269,649,000)	$250,781,000

Balance, December 31, 2001	77,207,383	$77,000	$521,668,000	$(284,291,000)	$237,454,000
Stock-based compensation	—	—	780,000	—	780,000
Exercise of stock options and employee stock purchases	324,677	1,000	213,000	—	214,000
Net loss	—	—	—	(53,623,000)	(53,623,000)

Balance, September 30, 2002	77,532,060	$78,000	$522,661,000	$(337,914,000)	$184,825,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2002

Cash Flows from Operating Activities:
Net loss	$(32,217,000)	$(53,623,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,489,000	8,065,000
Impairment loss	—	15,999,000
Provision for doubtful accounts	74,000	169,000
Provision for inventory reserves	1,834,000	3,002,000
Loss on disposal of equipment	68,000	86,000
Non-employee stock compensation	361,000	—
Employee stock compensation	1,230,000	780,000
Changes in operating assets and liabilities:
Accounts receivable	(3,921,000)	2,028,000
Inventory	(14,692,000)	1,883,000
Prepaid expenses and other current assets	(125,000)	(1,220,000)
Other assets	—	(267,000)
Accounts payable	292,000	(110,000)
Accrued salaries and wages and deferred compensation	21,000	319,000
Other accrued liabilities and deferred rent	2,081,000	(55,000)
Accrued warranty reserve	(1,136,000)	125,000
Deferred revenue	(1,865,000)	(838,000)

Net cash used in operating activities	(40,506,000)	(23,657,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(15,172,000)	(2,116,000)
Proceeds from sale of equipment	1,000	—
Intangible assets	(557,000)	—

Net cash used in investing activities	(15,728,000)	(2,116,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(1,046,000)	(976,000)
Exercise of stock options and employee stock purchases	2,135,000	214,000
Stock issuance costs	(110,000)	—

Net cash provided by (used in) financing activities	979,000	(762,000)

Net Decrease in Cash and Cash Equivalents	(55,255,000)	(26,535,000)
Cash and Cash Equivalents, Beginning of Period	236,947,000	170,868,000

Cash and Cash Equivalents, End of Period	$181,692,000	$144,333,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$457,000	$316,000
Income taxes	$1,000	$2,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business and Organization

     Capstone Turbine Corporation (the “Company”) develops, manufactures, and markets microturbine generator sets for use in stationary, combined heat and power generation, resource recovery, hybrid electric vehicles and other power and heat applications in the markets for distributed power generation. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

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

3. New Accounting Pronouncements

     In July 2001, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was issued by the Financial Accounting Standards Board. SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted SFAS No. 142 effective January 1, 2002. The initial adoption of SFAS No. 142 did not have a significant impact on the Company’s consolidated financial position or results of operations.

     Intangibles consisted of the following:

	December 31, 2001			September 30, 2002

					Accumulated
	Gross Carrying	Accumulated		Gross Carrying	Amortization and
	Amount	Amortization	Intangibles, Net	Amount	Impairment Loss	Intangibles, Net

Marketing Rights	$28,046,000	$(9,380,000)	$18,666,000	$28,046,000	$(28,046,000)	$—
Manufacturing License	3,663,000	(448,000)	3,215,000	3,663,000	(729,000)	2,934,000

	$31,709,000	$(9,828,000)	$21,881,000	$31,709,000	$(28,775,000)	$2,934,000

     In 1999, the Company reacquired contractual marketing rights (“Marketing Rights”) for certain territories from a former shareholder. The Company recorded an intangible asset for the repurchase of Marketing Rights in the total amount of $28.0 million. In

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

August 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier. The Company paid a total of $9.1 million allocated as follows; fixed assets of $3.7 million, intangible of $3.7 million, inventory of $0.6 million and $1.1 million of expenses. The intangible asset represents the license (“Manufacturing License”) granted to the Company to use the former supplier’s intellectual property for the design and manufacture of licensed product for use in microturbine.

     Amortization expense for the three months and nine months ended September 30, 2002 was $94,000 and $2.9 million, respectively. The Manufacturing License is scheduled to be fully amortized by 2010 with corresponding amortization estimated to be $93,000, $375,000, $375,000, $375,000, $375,000 and $1,341,000, for the remainder of 2002, calendar years 2003, 2004, 2005, 2006, and thereafter, respectively.

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

4. Segment Reporting

     The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of this operating segment are the development, manufacture and sale of turbine generator sets and their related accessories, parts and service. Revenues from accessories, parts and service for the three months and nine months ended September 30, 2001 were $0.8 million and $2.5 million, respectively. Revenues from accessories, parts and service for the three months and nine months ended September 30, 2002 were $1.3 million and $3.9 million, respectively.

     Following is the geographic revenue information:

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2001	2002	2001	2002

North America	$2,277,000	$2,722,000	$16,535,000	$9,490,000
Asia	692,000	880,000	5,828,000	4,542,000
Europe	328,000	103,000	1,719,000	2,209,000
South America	16,000	182,000	989,000	214,000
Africa	33,000	—	740,000	(569,000)

Total	$3,346,000	$3,887,000	$25,811,000	$15,886,000

     Revenues and margins for the nine months ended September 30, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa.

5. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market. The amounts below are net of $3,205,000 and $4,717,000 of reserves for excess and obsolete inventories at December 31, 2001 and September 30, 2002, respectively.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	December 31,	September 30,
	2001	2002

Raw materials	$13,466,000	$11,982,000
Work in process	2,220,000	2,174,000
Finished goods	6,287,000	2,932,000

Total	21,973,000	17,088,000
Less non-current portion	—	870,000

Current portion	$21,973,000	$16,218,000

     At September 30, 2002, inventory of $870,000 included in Other Assets on the balance sheet represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.

     The Company had firm purchase commitments for inventories of approximately $6 million with its suppliers as of September 30, 2002.

6. Stock-Based Compensation

     During 1999 and 2000, the Company issued common stock options to employees and directors at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these grants of $357,000 and $253,000 for the three months ended September 30, 2001 and 2002, and $1,230,000 and $780,000 for the nine months ended September 30, 2001 and 2002, respectively. Stock-based compensation expense for the three months ended September 30, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $16,000, $77,000 and $264,000, respectively. Stock-based compensation expense for the three months ended September 30, 2002 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $11,000, $67,000 and $175,000, respectively. Stock-based compensation expense for the nine months ended September 30, 2001 was included in cost of goods sold, research and development, and selling, general, and administrative expenses in the amounts of $50,000, $241,000 and $939,000, respectively. Stock-based compensation expense for the nine months ended September 30, 2002 was included in cost of goods sold, research and development and selling, general, and administrative expenses in the amounts of $33,000, $204,000 and $543,000, respectively.

     As of September 30, 2002, the Company had $1.2 million in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004, as the amortization is based on the vesting period.

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

     The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While outcome of any of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position and results of operations.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Related Party Transactions

     In April 2002, Mr. Eliot Protsch became a member of the Company’s Board of Directors. Mr. Protsch is President of Alliant Energy-Interstate Power and Light and Executive Vice-President, Energy Delivery at Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor of the Company. Sales to Alliant Energy Resources, Inc. were approximately $1.4 million under a firm purchase contract during the three months ended June 30, 2002 and $60,000 during the three months ended September 30, 2002.

     In October 2002, Mr. Protsch was appointed as the Chairman of the Company’s Board of Directors.

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

10. Subsequent Events

     In October 2002, the Company entered into a strategic alliance with United Technologies Corporation (“UTC”) through its UTC Power Division. The strategic alliance between UTC and Capstone is a ten-year agreement that involves the integration, marketing, sales and service of CHP solutions targeted for commercial buildings (the “UTC Agreement”). The UTC Agreement provides for the combination of Capstone microturbine products with UTC absorption chillers. UTC will be the exclusive distributor for the combined Capstone MicroTurbines with UTC absorption chillers, but they will also be a non-exclusive distributor generally for Capstone MicroTurbines. The UTC Agreement is limited to North America and most of Europe. As part of the UTC Agreement, UTC purchased 3,994,817 shares of Capstone’s common stock for an aggregate price of approximately $4.0 million. The UTC shares are subject to a lock-up period of nine months subject to certain exceptions provided for in the UTC Agreement.

     In October 2002, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $10 million of the Company’s common stock. The Company could purchase shares from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The program has no termination date.

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

Application of Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to intangible assets, fixed assets, bad debts, inventories, warranty obligations, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

•	We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our intangible assets consist of a license granted to the Company to use a former supplier’s intellectual property and marketing rights repurchased by the Company from a former shareholder. Long-lived assets are being depreciated or amortized over their useful lives. Future write-downs may be required if the value of these assets becomes impaired or depreciation and amortization may be accelerated if estimated useful lives are shortened. As of June 30, 2002, due to a change in our sales forecast, the Company evaluated the remaining book value of the marketing rights and determined that this asset was impaired based on the assessment of the expected cash flows that can be generated by this asset during its remaining term. Expected favorable margins in the latter years of the term of the marketing rights were not sufficient to offset losses in the early years. The recorded impairment loss in the quarter ended June 30, 2002 was approximately $16.0 million representing the remaining carrying value of the asset.

•	Our inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventory. Due to a change in our sales forecast, we identified $1.8 million worth of raw material inventories in excess of our new anticipated demand level in the quarter ended June 30, 2002.

•	We provide for the estimated cost of warranties at the time revenue from sales is recognized. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts and labor to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required. On a per unit basis, the provision for estimated products warranty expenses was significantly higher in the nine months ended September 30, 2002 than a year ago. As the Company has more units commissioned and longer periods of actual performance, better data becomes available to assess expected warranty costs.

•	Our revenues consist of revenue from sales of products and parts, net of discounts. We recognize revenue when all of the following criteria are met; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, selling price is fixed or determinable and collectibility is reasonably assured. Currently, there are no rights of return privileges on product sales. Therefore, we do not establish a reserve for future returns. Our operating policy may change in the future.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate or if other conditions arose, resulting in an impairment of their ability or intention to make payments, additional allowances may be required.

•	We have a history of unprofitable operations. These losses generated a sizable federal and state net operating loss (“NOL”) carryforward. GAAP require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, we have not recognized any of our deferred tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time. Such adjustment would increase income in the period such determination was made.

•	We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal matters, requires us to use our judgment. Any unfavorable outcome of litigation or other contingencies could have an adverse impact on our financial condition and results of operations.

Overview

     We develop, manufacture and market microturbine technology for use in stationary distributed power generation applications such as combined heat and power (“CHP”), resource recovery and power quality and reliability as well as hybrid electric vehicles. While our products serve various market applications, we are focusing our resources on the CHP market. We believe that CHP represents the largest available market in the geographical locations we serve.

     Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We expect our microturbines to provide both the commercial power generation industry and hybrid electric vehicles with clean, multifunctional, and scalable distributed power sources.

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

     In October 2002, we entered into a strategic alliance with United Technologies Corporation (“UTC”) through its UTC Power Division. The strategic alliance between UTC and Capstone is a ten-year agreement that involves the integration, marketing, sales and service of CHP solutions targeted for commercial buildings (the “UTC Agreement”). The UTC Agreement provides for the combination of our microturbine products with their absorption chillers. UTC will be the exclusive distributor for the combined Capstone MicroTurbines with UTC absorption chillers, but they will also be a non-exclusive distributor generally for Capstone MicroTurbines. The UTC Agreement is limited to North America and most of Europe. As part of the UTC Agreement, UTC purchased 3,994,817 shares of Capstone’s common stock for an aggregate price of approximately $4.0 million.

     In October 2002, our Board of Directors approved a stock repurchase program under which we may purchase up to $10 million of our common stock. We could purchase shares from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The program has no termination date.

     Our Chief Executive Officer, Ake Almgren, announced in October 2002 his intention to retire from the Company. The Board will seek an individual who can work with Dr. Almgren in the near term until a successor is found. As part of the transition, the Board elected Mr. Eliot Protsch as the new Chairman in October 2002.

     We have undertaken efforts to reassess the market opportunities for our products and the impact of current economic conditions on penetrating those market opportunities. As a result, we revised our strategic plans and developed a revised financial model. Assuming we successfully implement our plans, and achieve the intended results, we expect it will take three to four years to get to a sales level to reach break-even. Our financial model leads us to believe that we will have sufficient cash to reach the point of cash flow positive. The change in our outlook and forecast as a result of our new strategic plans had an impact on our results of operations for the nine months ended September 30, 2002, as further discussed below.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenues. Revenues for the three months ended September 30, 2002 increased $0.6 million to $3.9 million from $3.3 million for the three months ended September 30, 2001. Revenues from product shipments for the three months ended September 30, 2002 increased to $2.6 million from $2.5 million for the same period last year. During the three months ended September 30, 2002, we shipped 79 units, consisting of 51 units of our 30-kilowatt products and 28 units of our 60-kilowatt products. During the three months ended September 30, 2001, we shipped 80 units, consisting of 62 units of our 30-kilowatt products and 18 units of our 60-kilowatt products. Revenues from accessories, parts and service for the three months ended September 30, 2002 were $1.3 million, an increase of $0.5 million from $0.8 million for the same period last year.

     Our product shipments in the third quarter 2002 were significantly lower than the previous two quarters of 2002. We believe capital spending constraints and the lengthening timeframe for realizing the market potential for microturbines continue to affect our sales opportunities. In addition, our sales are occurring on a project by project basis and this creates significant variability between periods.

     No individual customer accounted for more than 10% of total revenues for the three months ended September 30, 2002. One customer accounted for 12% of total revenues for the three months ended September 30, 2001.

     Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated products warranty expenses. We had a gross loss of $2.4 million for the three months ended September 30, 2002 compared to $2.1 million for the three months ended September 30, 2001. The increase in gross loss was primarily attributable to lower production volume in 2002.

     We have had annual gross losses since inception. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve a break-even margin.

     R&D Expenses. Research and development (“R&D”) expenses include compensation, the engineering department overhead allocations for administration and facilities and material costs associated with development. R&D expenses were used for developing new products and enhancements. R&D expenses are reported net of a $1.5 million benefit for the three months ended September 30, 2002 and a $1.0 million benefit for the three months ended September 30, 2001. These benefits arise from cost sharing programs such as the Department of Energy (“DOE”) Advanced Microturbine Program. R&D expenses before benefit from cost sharing programs decreased $0.1 million to $3.4 million for the three months ended September 30, 2002 compared to $3.5 million for the three months ended September 30, 2001. We believe our investments in R&D are critical to our future and we intend to continue to invest in this area and to seek additional funding relationships.

     Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, information systems and legal services. SG&A expenses for the three months ended September 30, 2002 decreased $2.1 million to $7.1 million, compared to $9.2 million for the three months ended September 30, 2001. $1.3 million of the decrease was due to no amortization expense related to marketing rights that were written-off as of June 30, 2002. Other decreases came from lower spending.

     Interest Income. Interest income decreased $0.8 million to $0.7 million for the three months ended September 30, 2002 compared to $1.5 million for the three months ended September 30, 2001. The decrease is primarily attributable to the lower cash balances and lower interest rates during the three months ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Revenues. Revenues for the nine months ended September 30, 2002 decreased $9.9 million to $15.9 million from $25.8 million for the nine months ended September 30, 2001. Revenues from product shipments for the nine months ended September 30, 2002 decreased to $12.0 million from $23.3 million for the same period last year. During the nine months ended September 30, 2002, we shipped 412 units, consisting of 315 units of our 30-kilowatt products and 97 units of our 60-kilowatt products. During the nine months ended September 30, 2001, we shipped 808 units, consisting of 715 units of our 30-kilowatt products and 93 units of our 60-kilowatt products. Revenues and margins for the nine months ended September 30, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa. Revenues from accessories, parts and service for the nine months ended September 30, 2002 were $3.9 million, an increase of $1.4 million from $2.5 million for the same period last year.

     One of our Japanese partners and a European utility accounted for 14% and 13%, respectively, of total revenues for the nine months ended September 30, 2002. A year ago, we had strong sales resulting largely from demand propelled by the United States’ Western energy crisis that abated in the same year. One customer, the Los Angeles Department of Water and Power, accounted for 15% of total revenues for the nine months ended September 30, 2001.

     Gross Loss. We had a gross loss of $9.6 million for the nine months ended September 30, 2002 compared to $1.2 million for the nine months ended September 30, 2001. The increase in gross loss was due to several factors; the lower sales and production volume in the current year, the $1.8 million excess inventory reserve taken last quarter, higher inventory scrap charges this year resulting in large part from engineering changes, the overhead from the addition of recuperator facility that was placed in service in July 2001, and higher per unit warranty charges this year.

     R&D Expenses. R&D expenses are reported net of a $4.1 million benefit for the nine months ended September 30, 2002 and a $1.5 million benefit for the nine months ended September 30, 2001 from cost sharing programs such as the DOE Advanced Microturbine Program. R&D expenses before benefit from cost sharing programs decreased $0.6 million to $9.0 million for the nine months ended September 30, 2002 compared to $9.6 million for the nine months ended September 30, 2001.

     Selling, General, and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2002 decreased $4.9 million to $25.1 million, compared to $30.0 million for the nine months ended September 30, 2001. $2.9 million of the decrease was attributable to pre-production expenses related to our recuperator core manufacturing facility that were recorded in SG&A during the six months ended June 30, 2001. In July 2001, our recuperator core manufacturing facility was placed in service and effective that date, overhead on this facility was included in cost of goods sold. Amortization of marketing rights decreased $1.3 million to $2.6 million for the nine months ended September 30, 2002 from $3.9 million for the nine months ended September 30, 2001.

     We expect that our operating costs and expenses, excluding impairment loss, for this year to be roughly 20% below the 2001 level.

     Impairment Loss. During the quarter ended June 30, 2002, due to a change in our sales forecast, the Company evaluated the remaining book value of the Marketing Rights and determined that this asset was impaired based on the assessment of the expected cash flows that can be generated by this asset during its remaining term. Expected favorable margins in the latter years of the term of the Marketing Rights were not sufficient to offset losses in the early years. The recorded impairment loss was approximately $16.0 million, representing the remaining carrying value of the asset.

     Interest Income. Interest income decreased $5.3 million to $2.3 million for the nine months ended September 30, 2002 compared to $7.6 million for the nine months ended September 30, 2001. The decrease is primarily attributable to the lower cash balances and lower interest rates during the nine months ended September 30, 2002. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including our product development activities, our production expansion and our commercialization efforts. We expect to devote substantial capital resources to continue the development of our sales and marketing programs and continue our R&D activities. We believe that our current cash balance of $144.3 million is sufficient to fund operating losses and our currently projected commitments to reach the point of cash flow positive.

     Inventory, including non-current portion of $870,000, decreased $4.9 million to $17.1 million as of September 30, 2002 compared to $22.0 million as of December 31, 2001. At September 30, 2002, inventory of $870,000 included in Other Assets on the balance sheet represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months. Inventory is reported net of reserves of $4.7 million as of September 30, 2002 and $3.2 million as of December 31, 2001. The $1.5 million increase in inventory reserve was primarily due to the additional $1.8 million provision taken for excess inventories recorded in the three months ended June 30, 2002 that resulted from the Company’s changed sales forecast.

     Our net cash used in operating activities decreased to $23.7 million for the nine months ended September 30, 2002, compared to $40.5 million for the nine months ended September 30, 2001. Our net cash used in operating activities for the nine months ended September 30, 2002 was primarily from the net loss, adjusted on a cash basis, of $25.5 million, offset by changes in working capital of $1.8 million. Our net cash used in operating activities for the nine months ended September 30, 2001 was primarily from the net loss, adjusted on a cash basis, of $21.1 million and a change in working capital of $19.4 million. The use of cash for working capital in the nine months ended September 30, 2001 was primarily attributable to inventory build-up of $14.7 million due to slower-than anticipated sales last year.

     Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2002 compared to $15.7 million for the nine months ended September 30, 2001. Investing activities for the nine months ended September 30, 2002 consisted primarily of equipment purchases. Investing activities for the nine months ended September 30, 2001 primarily consisted of equipment purchases, intangible asset purchases and leasehold improvements associated with our recuperator core manufacturing facility.

     Our net cash used in financing activities of $0.8 million for the nine months ended September 30, 2002 was for repayment of capital lease obligations of $1.0 million, offset by $0.2 million from exercise of stock options and employee stock purchases. Our net cash provided by financing activities of $1.0 million for the nine months ended September 30, 2001 was from $2.1 million from exercise of stock options and employee stock purchases, offset by repayment of capital lease obligations of $1.0 million and stock issuance cost of $0.1 million. We have financed our operations and investing activities primarily through private and public equity issuances. The source of our cash balance of $144.3 million as of September 30, 2002 was primarily provided by financing activities during 2000 from the issuance of common stock in our initial public offering with net proceeds of $153.6 million and the issuance of common stock in our secondary offering with net proceeds of $19.6 million. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. In addition, we used capital lease commitments to sell and leaseback various fixed assets. As of September 30, 2002, we had $2.8 million outstanding under various capital leases with Transamerica. Repayment of capital obligations will continue through 2004. There have been no material changes in our remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001. As of September 30, 2002, we had firm purchase commitments for inventories of approximately $6 million with our suppliers.

     We have projected fiscal 2002 cash usage at approximately $40 million excluding stock sales and stock repurchases.

     Our NASDAQ National Market listing may be adversely affected if our stock price does not rise and we are unable to meet NASDAQ’s listing requirements through other actions. In order to continue to be listed on the NASDAQ National Market, we must meet specific quantitative standards, including a minimum bid price. We have received a notice from the NASDAQ National Market that we are not in compliance with the minimum listing requirements because our stock had traded below $1.00 per share for 30 consecutive business days and that our stock must trade above $1.00 for 10 consecutive days within the 90 calendar days ending January 23, 2003 in order for our stock to remain listed on the NASDAQ National Market. As of November 14, 2002, we have not met the NASDAQ minimum bid price requirement. In the event that we should fail to meet this listing requirement, we may appeal such determination, we may apply for listing on the NASDAQ SmallCap Market (where we may have up to an additional nine months to comply with the minimum bid price requirements for continued listing) or we may pursue alternative strategies to allow our common stock to continue to be listed. If we fail to meet the continuing listing standards for the NASDAQ National Market (and, should we be listed on the NASDAQ SmallCap Market, if we fail to meet the continuing listing standards for the NASDAQ SmallCap Market), our stock may be delisted. The delisting of our common stock would adversely affect the liquidity and trading price of our securities. In addition, it would make it difficult for investors to obtain accurate quotations of the share price of our common stock.

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

Foreign Currency

     We currently develop products in the United States and market our products predominantly in North America, Asia and Europe. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. Dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. We have three employees in Sweden. Payroll and related benefits and other office expenses are paid in the country’s local currency. In the future, as our customers, employees and vendor bases expand, we anticipate that we will enter into additional transactions that are denominated in foreign currencies.

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

Item 4. Disclosure Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days before the filing date of this quarterly report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

(b)	Changes in internal controls

     Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments since the quarter ended June 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information-Business Risks

     This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pertaining to, among other things, Capstone’s future results of operations, R&D activities, sales expectations, our ability to develop the CHP market, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations except as required by law.

     Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, or in our Annual Report on Form 10-K for the year ended December 31, 2001 and other documents filed by us from time to time with the SEC.

We have a limited operating history characterized by net losses, we anticipate continued losses and we may never become profitable.

     Since our inception in 1988, we have reported net losses for each year. Our net losses were $29.5 million in 1999, $31.4 million in 2000, $46.9 million in 2001 and $53.6 million in the nine months ended September 30, 2002. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve profitability. We have only been commercially producing Capstone MicroTurbines since December 1998. Also, because we are in the early stages of selling our products, we have relatively few customers and limited repeat business. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

If we do not effectively implement our sales and marketing plans, our sales will not grow and our profitability will suffer.

     Our sales and marketing team may not successfully compete against the more extensive and well-funded sales and marketing operations of our current and future competitors and therefore may not generate the net revenues anticipated. We market microturbine technology for use in stationary distributed power generation applications such as combined heat and power (“CHP”), resource recovery and power quality and reliability as well as hybrid electric vehicles. We have decided to focus our resources on the CHP market. We may change our focus to other markets or applications in the future. There can be no assurance that our CHP focus will be successful. If we are not able to successfully address this market, we may not be able to grow our business, compete effectively or achieve profitability. Our inability to recruit, or our loss of, important sales and marketing personnel, or the inability of new sales personnel to effectively sell and market our microturbine system could have a material adverse effect on our business and results of operations.

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

     Our competitors include several well-established companies that have substantially greater resources than we have and worldwide presence. Ingersoll-Rand Company and Elliott Power Systems are competitors of Capstone that benefit from larger corporate resources and who have microturbines in various stages of development and commercialization. Ingersoll-Rand Company announced in December 2001 that it has begun taking commercial orders for its first line of commercially available microturbine units. In addition to these competitors, Turbec, a joint venture in Europe of AB Volvo and ABB Ltd., develops, produces and sells microturbines. Turbec’s first product, a combined heat and power microturbine, is available. A number of other major automotive and industrial companies have in-house microturbine development efforts, including Ishikawajima-Harima Heavy Industries, Mitsubishi Heavy Industries, Ltd., Turbo Genset Inc., Toyota and Kawasaki Heavy Industries. We believe that all of these companies will eventually have products that will compete with our microturbines. Some of our competitors are currently developing and testing larger microturbines than Capstone’s current MicroTurbine products, ranging up to 280 kilowatts, and which may have longer useful lives than Capstone MicroTurbines. Capstone MicroTurbines also compete with other existing technologies, including the electric utility grid, reciprocating engines, fuel cells and photovoltaic systems. Many of the competitors producing these technologies also have greater resources than we have. For instance, reciprocating engine generator sets are produced and sold by, among others, Caterpillar Inc., Interstate Companies, Cummins Inc., Yanmar, Hess and MAN. We cannot assure you that the market for distributed power generation products will not ultimately be dominated by technologies other than ours.

     Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or introduce governmental regulations and policies to create competitive advantage vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development, manufacturing capability and sales and marketing. Achieving projected development schedules has a significant impact on customer expectations and near-term sales of products for which products under development could serve as a substitute. For example, we have projected that the C200 product will be commercially available in 2004; we cannot assure that we will meet this development schedule and may suffer an adverse impact on revenues if we fail to meet this schedule. We cannot assure you that we will have sufficient resources to make the necessary investments to do so. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have business relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

Our success depends in significant part upon the service of management and key employees.

     Our success depends in significant part upon the service of our executive officers, senior management, and sales and technical personnel. We have undergone numerous personnel changes in all levels of the organization. In particular, in October 2002, Ake Almgren, our Chief Executive Officer (“CEO”), announced his intention to retire. The Board will seek a new CEO as well as an interim individual to assist Dr. Almgren through the transition period. Our inability to find an interim person or an appropriate person for the CEO position may adversely impact the prospects for the Company. The failure of management and other personnel to fully integrate into our operations and to execute our strategy, and our failure to retain such management and personnel, could have a material adverse effect on our business. In addition, an interim individual may make changes in management or our strategy that are not consistent with a new CEO’s strategic plans. If we are unable to develop and implement our strategy in a timely manner, our market penetration may be negatively impacted, which could have a material adverse effect on our business and results of operations. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees, who are in demand. There can be no assurance that we can do so.

     Our internal control systems are highly dependent on detection controls performed by specific individuals in key positions at the Company. Loss of these key people or our inability to replace them with similarly skilled individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

     We have reduced our personnel in order to reduce our operating costs. If we have terminated individuals whose skills we subsequently needed our ability to generate revenues and maintain customer relationships could be adversely affected.

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

     The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may aid the desirability of alternative power sources. However, problems associated with such deregulation and restructuring, including in California, may cause rule changes that may reduce or eliminate advantages of such deregulation and restructuring. We cannot predict how the deregulation and the restructuring of the electric utility industry will ultimately affect the market for our microturbines. Additional competition from utilities and other power sources that may take advantage of these regulations could diminish the demand for our products. While we have seen some increase in government support for distributed power, we cannot assure that this support will continue or that it will have any near-term impact on our operating results. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines.

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

     We sell our products with warranties. However, these warranties vary from product to product with respect to the time period covered and the extent of the warranty protection. We are now selling third party accessories and since we do not have enough history, we have estimated our warranty expenses based on each third-party supplier’s warranty history. Further, because we are in the early stages of production for all our products, we cannot be certain that we have adequately determined our warranty exposure. While management believes that the provision for estimated product warranty expenses made at the time of sale is reasonable, there can be no assurance that the provision will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results and financial position.

Our product quality may not meet customer expectations and can have adverse consequences to market acceptance and our costs incurred due to our warranty exposure.

     We continue to improve the quality of our products by setting quality targets and improvement initiatives. Engineering changes to improve our products may render existing inventories obsolete or excessive. However, our product quality and product operating life may still not meet customer expectations which can affect the market acceptance of our products and have adverse consequences to our costs incurred. Any significant quality issues with our products could have a material adverse effect on our results of operations and financial position. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use for long periods of time, we expect to experience product malfunctions that cause our products to perform below expectations. Any significant malfunctions could adversely effect our operating results and financial position and affect the marketability of our products.

Our ability to identify and develop Authorized Service Providers (“ASPs”) can significantly impact our success.

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

We may not be able to retain or develop additional strategic partners and distributors in our targeted markets, in which case our sales would not increase as expected.

     We continue to develop our distribution network. In order to expand our customer base, we believe that we must enter into strategic sales and marketing alliances or similar collaborative relationships, in which we ally ourselves with companies that have particular expertise in or more extensive access to desirable markets. We believe that developing strategic partners in our targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. We may provide volume price discounts or otherwise incur significant costs that may reduce the potential profitability of these relationships. We may not be able to retain or develop appropriate distributors or strategic partners on a timely basis, and we cannot assure you that the partners with which we form alliances will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in us being unable to enter into other arrangements at a time when the distributor or partner with whom we form a relationship is not successful in selling our products or has reduced its commitments to market our products. We cannot assure you that we will be able to negotiate collaborative relationships on favorable terms or at all. The inability of the Company to develop strategic partners or a lack of success of our strategic partners in marketing our products may adversely affect our financial condition and results of operations.

We are subject to risks associated with our strategic alliance with United Technologies Corporation.

     In October 2002, we entered into a strategic alliance with United Technologies Corporation (“UTC”) through its UTC Power Division. The strategic alliance between UTC and Capstone is a ten-year agreement that involves the integration, marketing, sales and service of CHP solutions targeted for commercial buildings (the “UTC Agreement”). The UTC Agreement provides for the combination of our microturbine products with their absorption chillers. We cannot assure that we can integrate this production in a cost effective manner or consistent with UTC’s or our timing expectations. UTC will be the exclusive distributor for the combined Capstone MicroTurbines with UTC absorption chillers, but they will also be a non-exclusive distributor generally for Capstone MicroTurbines. The UTC Agreement is limited to North America and most of Europe. If successful, this relationship may be mutually beneficial and result in industry growth. However, this alliance may not be successful and may create channel conflict with our other distributors. If this relationship fails to materialize as expected then this may impede our future growth and a sustainable market may fail to develop. Furthermore, although both parties have certain competitive restrictions, UTC may offer alternative solutions, designed by themselves or third parties. There can be no assurance that UTC will give a high priority to the marketing of the Company’s products as compared to its other products or alternative solutions. Both UTC and Capstone have options to terminate the relationship if the other company fails to meet its development, product purchase or other goals in the UTC Agreement. There can be no assurance that the Company will retain its relationship with UTC. We do not expect short-term operating benefits from the UTC relationship but we have incurred and will incur short-term costs to create this alliance and fulfill our obligations under the UTC Agreement.

     As part of the UTC Agreement, UTC purchased 3,994,817 of Capstone’s common stock (the “UTC Shares”) for an aggregate price of approximately $4.0 million. The UTC shares are subject to a lock-up period of nine months subject to certain exceptions provided for in the UTC Agreement. Any sale by UTC of the UTC Shares may be viewed by the investing public as a drawback to the relationship that could have a material adverse effect on the Company’s stock price and financial condition.

We have limited experience in international sales and may not succeed in growing our international sales.

     We have limited experience in international sales and will depend on our international marketing partners for these sales. Most of our marketing partnerships were recently created and, accordingly, may not achieve the results that we expect. If a dispute arises between us and any of our partners, we may not achieve our desired sales results and we may be delayed or completely fail to penetrate some international markets, and our revenue and operations could be materially adversely affected. Any inability to obtain foreign regulatory approvals or quality standard certifications on a timely basis could negatively impact our business and results of operations. Also, as we seek to expand into the international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty meeting local standards. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including:

•	delays in establishing international distribution channels;

•	difficulties in collecting international accounts receivables;

•	difficulties in complying with foreign regulatory and commercial requirements;

•	difficulties in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts;

•	compliance with U.S. Department of Commerce export controls;

•	increases in duty rates;

•	the introduction of non-tariff trade barriers;

•	fluctuations in currency exchange rates;

•	global political and economic instability; and

•	difficulties in enforcement of intellectual property rights.

The 60-kilowatt Capstone MicroTurbine may not reach the level of sales that we anticipate or it may erode sales of our 30-kilowatt unit.

     As of September 30, 2002, we sold 343 units of our 60-kilowatt family of products. We cannot guarantee that demand for our 60-kilowatt unit will not diminish over time. It is also possible that production of the 60-kilowatt unit could replace or diminish the sales of our 30-kilowatt unit. If so, the sales of our 30-kilowatt unit would be adversely affected.

We may be unable to fund our future operating requirements, which could force us to curtail our operations.

     We are a capital-intensive company and may need additional financing to fund our operations. In 2000, our net cash used in operations was $23.8 million and our net cash used in investing activities totaled $26.9 million. In 2001, our net cash used in operations was $49.8 million and our net cash used in investing activities totaled $17.4 million. During the nine months ended September 30, 2002, our net cash used in operations was $23.7 million and we used $2.1 million in investing activities. As of September 30, 2002, we had approximately $144.3 million in cash and cash equivalents. While we have projected fiscal 2002 cash usage at approximately $40 million excluding stock sales and stock repurchases, our actual cash use in 2002 will depend on a variety of factors, including revenues, collections and changes in working capital. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we will need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets may also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

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

     As a result of variety of factors discussed herein, operating results for a particular quarter are difficult to predict. Given the continued uncertainty surrounding many variables that may impact the industry in which we operate, our visibility into future periods is limited. Our net sales may grow at a slower rate than experienced in the past periods and, in particular periods or overall, may decline. A number of factors could affect our operating results and thereby impact our stock price, including:

•	the timing of the introduction or enhancement of products by us or our competitors;

•	quality of installation and commissioning of our products by our ASPs and customers;

•	our reliance on a small number of customers;

•	the lack of order backlog;

•	the size, timing, shipment and pricing of individual orders;

•	market acceptance of new products;

•	potential delays in production as a result of the commencement of our manufacturing of recuperator cores;

•	customers delaying orders of our products because of the anticipated release of new products by us or our competitors;

•	changes in our operating expenses, the mix of products sold, or product pricing;

•	the ability of our suppliers to deliver quality parts when we need them;

•	development of our direct and indirect sales channels;

•	change in management and loss of key personnel;

•	political unrest or changes in the trade policies, tariffs or other regulations of countries in which we do business that could lower demand for our products;

•	changes in environmental regulations; and

•	changes in market prices for natural resources that could lower the desirability of our products.

     Because we are in the early stages of selling our products, with relatively few customers, we expect our order flow to continue to be uneven from period to period. In addition, we do not have an established base of customers that we can rely on for repeat sales. We have publicly stated that the current economic environment limits our ability to forecast orders or shipments in any quarter and we have not provided a projection of fourth quarter 2002 revenues. Because a significant portion of our expenses is fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. Any of the above factors could have a material adverse effect on our operations and financial results.

We may not effectively expand our production capabilities, which would negatively impact our sales.

     We anticipate growth in our business operations, which may require expansion of our internal and external production capabilities. We may experience delays or problems in our expected production expansion that could significantly impact our business. Several factors could delay or prevent our expected production expansion, including our:

•	inability to purchase parts or components in adequate quantities or sufficient quality;

•	failure to increase our assembly and test operations;

•	failure to hire and train additional personnel;

•	failure to develop and implement manufacturing processes and equipment;

•	inability to find and train proper partner companies with whom we can build product distribution, marketing, or development relationships;

•	inability to manufacture recuperator cores or air bearings on schedule, in quantities or with the quality that we require; and

•	inability to acquire new space on favorable terms for additional production capacity.

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

     We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. In particular, we believe that our patents and patents pending for our air-bearing systems, power electronics and controls and our combustion systems are key to our business. We believe that, due to the rapid pace of technological innovation in turbine products, our ability to establish and maintain a position among the technology leaders in the industry depends on both our patents and other intellectual property and the skills of our development personnel. We cannot assure you that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our future patent applications will be issued with the scope of the claims asserted by us, if at all. Further, we cannot assure you that third parties or competitors will not develop technologies that are similar or superior to our technology, including our air bearing technology, duplicate our technology or design around our patents. Also, another party may be able to reverse engineer our technology and discover our intellectual property and trade secrets. We may be subject to or may initiate proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources or require us to develop a non-infringing technology or enter into royalty or license agreements. In addition, the laws of foreign countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition or results of operations.

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

     Solar Turbines Incorporated was our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. In 2001, we started to manufacture recuperator cores under contractual rights to use Solar’s intellectual property. We cannot assure you that we will be able to successfully implement this technology in developing sustainable manufacturing process at higher volumes. While on a demonstration basis, we have shown the ability to produce 50 cores in one week, this may not be sustainable as we are not experienced in manufacturing recuperator cores. Inherent in the manufacturing process are a number of risks. Manufacturing of the recuperator cores is a complex process requiring high levels of innovation and skill. At present, we are not aware of any other supplier that could produce these cores to our specifications within our time requirements. Our inability to manufacture recuperator cores could have a material adverse effect on the Company’s operating results. While we have projected that we may be able to reuse previously written-off recuperator cores in 2003, we cannot assure that we will be able to do so at all or during the time period projected.

We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

     Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air as well as laws relating to occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products (e.g., connection with the electric grid) or may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. Further, our ability to penetrate the Japanese market will depend on our receipt of approvals and changes to regulatory requirements surrounding power generation by Japanese regulators. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all.

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

Our announced stock repurchase program may not produce benefits for stockholders.

     Capstone may not purchase the approved maximum $10 million under the repurchase program announced in October 2002 or may not acquire shares at prices that later appear advantageous. We cannot assure stockholders that using cash for this purpose will result in short-term or long-term benefits for our stockholders.

Our NASDAQ National Market listing may be adversely affected if our stock price does not rise and we are unable to meet NASDAQ’s listing requirements through other actions.

     In order to continue to be listed on the NASDAQ National Market, we must meet specific quantitative standards, including a minimum bid price. We have received a notice from the NASDAQ National Market that we are not in compliance with the minimum listing requirements because our stock had traded below $1.00 per share for 30 consecutive business days and that our stock must trade above $1.00 for 10 consecutive days within the 90 calendar days ending January 23, 2003 in order for our stock to remain listed on the NASDAQ National Market. As of November 14, 2002, we have not met the NASDAQ minimum bid price requirement. In the event that we should fail to meet this listing requirement, we may appeal such determination, we may apply for listing on the NASDAQ SmallCap Market (where we may have up to an additional nine months to comply with the minimum bid price requirements for continued listing) or we may pursue alternative strategies to allow our common stock to continue to be listed. If we fail to meet the continuing listing standards for the NASDAQ National Market (and, should we be listed on the NASDAQ SmallCap Market, if we fail to meet the continuing listing standards for the NASDAQ SmallCap Market), our stock may be delisted. The delisting of our common stock would adversely affect the liquidity and trading price of our securities. In addition, it would make it difficult for investors to obtain accurate quotations of the share price of our common stock.

Our business is especially subject to the risk of earthquake.

     Our Company and our manufacturing facilities are located in Southern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results and financial condition.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Index to Exhibits.

     The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.
3.2(2)	Amended and Restated Bylaws of Capstone Turbine.
4.1(2)	Specimen stock certificate.
10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.
10.2(2)	1993 Incentive Stock Option Plan.
10.3(2)	Employee Stock Purchase Plan.
10.4(2)	2000 Equity Incentive Plan.
10.5(3)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.
10.6(3)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.
10.7(5)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.
10.8(5)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.
10.9(4)	Deferred Compensation Plan of Capstone Turbine
10.10(6)	Executive Incentive Compensation Plan
10.11 (6)	Change of Control Severance Plan
99.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000.

(4)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390).

(5)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957).

(6)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15957).

(b)	Reports on Form 8-K.

     The Company filed a Form 8-K on August 14, 2002 in which the Company’s Chief Executive Officer and Chief Financial Officer provided the certification concerning the Company’s Form 10-Q for the quarter ended June 30, 2002 as required by 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: November 14, 2002	By:	/s/ KAREN CLARK

Karen Clark Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Ake Almgren, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capstone Turbine Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ AKE ALMGREN

Ake Almgren Chief Executive Officer

CERTIFICATION

I, Karen Clark, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capstone Turbine Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ KAREN CLARK

Karen Clark Chief Financial Officer