Form 10-K
period 2002-12-31
CAPSTONE TURBINE CORP
filed 2003-03-31
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

     The aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price of the registrant’s common stock on June 28, 2002, as reported on the Nasdaq National Market System, was approximately $120.8 million. Shares of common stock held by each executive officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 81,698,035 shares of common stock, $.001 par value, were outstanding as of March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for Annual Meeting of Stockholders to be held May 30, 2003.

CAPSTONE TURBINE CORPORATION

FORM 10-K

PART I

Available Information

This annual report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q, and current reports on Form 8-K, are made available free of charge on the Company’s Internet website (http://www.microturbine.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1. Business.

Overview

     We develop, manufacture and market microturbine technology for use in stationary distributed power generation applications such as combined heat and power (“CHP”), resource recovery and power quality and reliability as well as hybrid electric vehicles. While our products serve various market applications, we are focusing our resources on a few, select vertical markets. We believe these select markets represent the largest currently available opportunities in the geographical locations we serve. Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We expect our microturbines to provide both the commercial power generation industry and hybrid electric vehicles with clean, multifunctional, and scalable distributed power sources.

     We were the first company to offer a proven, commercially available power source using microturbine technology. Our 30-kilowatt and 60-kilowatt products are state-of-the-art systems designed to produce electricity for commercial and small industrial users. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and reliable electricity and heat production systems. Also, our advanced technology allows our microturbines to operate by remote control. Our 30-kilowatt product can be fueled by various sources including natural gas, propane, sour gas, medium British Thermal Unit (“BTU”) gas, kerosene and diesel.

     We believe stationary applications for our microturbines, both independent of or connected to the electric utility grid, are extremely broad. The primary stationary markets that we have sold products to include:

•	micro-cogeneration/combined heat and power — using both electricity and heat, for example, for space heating, air conditioning and chilling water, to maximize use of available energy;

•	resource recovery — using natural gas or other gasses that are otherwise burned or released directly into the atmosphere to produce power;

•	power quality and reliability, including back-up and standby power/peak shaving — meeting power quality and reliability supply requirements for users with particularly low tolerances for power source interruption and providing a reliable back-up power supply for increasingly electricity-dependent enterprises and self-generation during hours when electricity prices spike; and

•	developing countries and other stationary power applications — providing power in areas with limited access to transmission and distribution lines.

     We also have applied our technology to hybrid electric vehicles such as buses, industrial use and other vehicles. Capstone MicroTurbine subassemblies are currently used in buses operating in Christchurch, New Zealand and U.S. cities such as Los Angeles, Atlanta, Chattanooga and Tempe.

     We sell complete microturbine units, subassemblies and components and perform limited service work, such as product refurbishments. The microturbines are sold primarily through our distributors. Authorized Service Providers (“ASPs”) provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability of the distributors to sell into appropriate applications, and the ASPs providing quality installations and support.

     We began commercial sales of our Model C30 products in 1998, targeting the emerging distributed generation industry that is being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. As of December 31, 2002, we have sold a total of 2,516 commercial units. Our total installed microturbines of approximately 1,516 units have logged more than 3 million operating hours.

     As of December 31, 2002, we did not have significant backlog.

     Despite our product and market advantages, the rate of adoption for our technology has been slower than initially anticipated. The present economic environment, with tight restrictions for capital expenditures, also makes it significantly more challenging. In our efforts to get to a higher rate of adoption and become profitable, we are working on three key areas as follows:

1)	Focus on specific vertical markets – Within the distributed generation markets we serve, we are focusing on specific vertical markets which we believe have the greatest near-term potential. Generally, we already have distributors who can provide complete solutions to end users in those target markets. For example, in October 2002, we entered into a strategic alliance with United Technologies Corporation (“UTC”) through its UTC Power Division. This strategic alliance provides for the combination of our microturbine products with their absorption chillers to provide cooling, heating and power for customers in North America and Europe. In addition, our distributors in Japan have a successful history of building products and solutions for select vertical markets and can provide a more comprehensive solution to end users.

2)	Focus on lower maintenance costs and enhancing our liquid fuel systems –Mainstream customers expect higher performance and lower total costs of ownership than early adopters do. To address the needs of this larger customer base, we are aiming to raise the bar on our product performance and total maintenance costs. While we believe we have the most functional liquid fuel microturbine systems offered today, we intend to enhance the performance and ease of use of these systems.

3)	Focus on new product development – Our new product development is targeted at our select vertical markets. We are driving hard to meet our schedule and development goals for the new 200-kilowatt product, including meeting its higher efficiency and its lower first cost per kilowatt objectives. We plan to introduce this product in 2004. We are prioritizing our work first on the needs of our select vertical markets and we are deferring some other product development that is less tied to our focused strategy.

Our Products

     Capstone MicroTurbines are compact, environmentally friendly generators of electricity and heat. They operate on the same principle as a jet engine but can use a variety of commercially available fuels, such as natural gas, diesel, kerosene and propane, as well as previously unusable or underutilized fuels. For example, our 30-kilowatt product can operate on low BTU gas, which is gas with low energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. The small size and relatively lightweight modular design of our microturbines allows for easy transportation.

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

     Our Model C30 and Model C60 microturbines are approximately the size of a large refrigerator. Our Model C30 generates approximately 30 kilowatts of electric power, which is enough to power a typical convenience store, and approximately 300,000 kilojoules per hour of heat, enough energy to heat 20 gallons of water per minute with a 20-degree Fahrenheit temperature rise. We have the ability to vary and modify our microturbines to accommodate a variety of applications and needs.

     Our strategy is to develop products that can operate:

•	connected to the electric utility grid;

•	on a stand-alone basis;

•	multi-packed up to 100 units;

•	in dual mode, where the microturbine operates connected to the grid or, when the grid is unavailable, the microturbine automatically disconnects itself from the grid and operates on a stand-alone basis.

     Our family of products is currently available in the following configurations:

Product Configurations

	Model C30		Model C60

	Grid	Stand-	Grid	Stand-
Fuel:	Connect	Alone	Connect	Alone

low pressure natural gas	X	X	X	X
high pressure natural gas	X	X	X	X
low BTU gas	X
sour gas	X	X
gaseous propane	X	X
compressed natural gas	X	X
diesel	X	X
kerosene	X	X

     We offer various accessories for our products including rotary gas compressors with digital controls, heat recovery modules for CHP applications, dual mode controllers that allow automatic transition between grid connect and stand-alone modes, batteries with digital controls for stand-alone or dual-mode operations, power servers for large multipacked installations, protocol converters for internet access, packaging options, and miscellaneous parts such as frames, exhaust ducting and installation hardware, if required. We also sell microturbine components and subassemblies.

Detailed MicroTurbine Description

     The Model C30 Capstone MicroTurbine is designed to be a reliable, compact, low emissions, and low maintenance power generation system, which generates approximately 30 kilowatts of electric power. Our Model C60 generates approximately 60 kilowatts of electric power. As an alternative power source, our microturbine may replace or efficiently supplement existing sources of electric power.

     The Capstone MicroTurbine consists of a turbogenerator and DPC combined with ancillary systems such as a fuel system. The turbogenerator includes a mechanical combustor system and a single moving assembly rotating on our patented air-bearings at up to 96,000 revolutions per minute. The combustor system operates on a variety of fuels and at full power achieves nitrogen oxides (“NOx”) emissions levels in the exhaust of less than nine parts per million per volume with natural gas and less than 35 parts per million per volume when operating with diesel. The emissions from the turbogenerator combustion system are up to 20 times lower than emissions standard for a reciprocating diesel fuel generator set. As a result of our patented air-bearings, microturbines do not require liquid lubrication. In addition, the microturbines do not utilize liquid cooling, keeping scheduled maintenance costs throughout their estimated 40,000-hour lives extremely low.

     The DPC is a state-of-the-art, air cooled, insulated gate bipolar transistor (commonly known as IGBT) based inverter with advanced digital signal processor based microelectronics. The advantages of digital electronics over analog electronics include accuracy, flexibility, and repeatability. In addition, we are taking advantage of the example set by the computer industry: digital data processing results in higher reliability with lower cost. The DPC controls and manages the microturbine using proprietary software and advanced algorithms. The DPC:

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

     The Model C30 was initially designed to operate connected to an electric utility grid and using a high pressure, natural gas fuel source. We can easily reconfigure the basic microturbine to accommodate a variety of applications and needs. We have operated with different fuels including a variety of carbon-based fuels such as propane, sour gas, kerosene and diesel. The combustor system remains the same for all fuels, except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone MicroTurbine’s multi-fuel capability provides significant competitive advantages with respect to the markets in which we may operate. We offer other accessories including rotary gas compressors with digital controls, dual mode controllers that allow automatic transition between grid connect and stand-alone modes, batteries with digital controls for stand-alone or dual mode operations, packaging options, and miscellaneous parts such as frames and exhaust ducting and installation hardware where required.

     Our 30-kilowatt and 60-kilowatt grid-connect and stand-alone microturbine power systems meet the Underwriters’ Laboratories certification for the UL2200 stationary engine generator standards and the UL1741 utility interactive requirements. We also have achieved ISO 9001 certification.

     The California Energy Commission certified our 30-kilowatt and 60-kilowatt microturbine power systems as the first, and so far the only, products that comply with the requirements of its “Rule 21” grid interconnection standard. The certification is significant in that it has the potential to streamline the process for connecting distributed generation systems to the grid in California, avoiding both costly external equipment procurement requirements and extensive site-by-site and utility-by-utility analysis.

     Our C60-kilowatt microturbine was the first mechanical power generation product certified by the State of California to meet its stringent new distributed generation emissions standards that went into effect January 1, 2003.

Applications

  Stationary Power Applications

     Worldwide stationary power generation applications vary from huge central stationary generating facilities, above 1,000 megawatts, down to back-up uses below 10 kilowatts. Historically, power generation in most developed countries such as the United States has been part of a regulated system. A number of developments related primarily to the deregulation of the industry as well as significant technology advances have broadened the range of power supply choices to customers. We believe our microturbines will be used in a variety of innovative electric power applications requiring less than 2 megawatts and more immediately in those requiring less than 300 kilowatts. Capstone has identified several markets with characteristics that we believe would value our inherently flexible, distributed electricity generating system. Stationary power applications for our microturbines include:

•	micro-cogeneration/combined heat and power;

•	resource recovery;

•	power quality and reliability including back-up and standby power/peak shaving; and

•	developing countries and other stationary power applications.

     Each of these markets may adopt our products at different rates depending upon several factors. We believe the resource recovery market and the combined heat and power market in Japan and regions of the United States of America have properties that are conducive to the relatively rapid acceptance of our microturbines. However, the combined heat and power market in other parts of

North America as well as the back-up and standby power and peak shaving markets will take longer to penetrate due to changing competitive conditions and the deregulating electric utility environment. While we are choosing to focus our resources on developing select vertical markets in stationary applications in 2003, we expect to continue selling products into all of the types of stationary power applications we have traditionally supported.

     Micro-Cogeneration/Combined Heat and Power

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

     There are substantial existing markets for combined heat and power applications in Japan, and parts of Asia, in addition to an emerging market in North America. Many governments have encouraged more efficient use of the power generation process to reduce pollution and the cost of locally produced goods. Japan, which has some of the highest electric power costs in the world, has been particularly active in exploring innovative ways to improve the efficiency of generating electricity. To access this market, we have entered into agreements with distributors, which have engineered combined heat and power packages that utilize the hot exhaust air of the microturbine for heating water.

     We believe that Capstone MicroTurbines provide an economic solution for delivering clean power when and where it is needed without requiring a large capital investment. Capstone MicroTurbines and/or subassemblies incorporated into a more comprehensive energy package should have the potential to penetrate these large and growing markets. In particular, we believe our microturbine’s ability to accept a wide range of fuel options may enhance our market position and accelerate acceptance in these locations. Our new C200 product, expected to be commercially available in 2004, is aimed at providing a better solution for this market in terms of economics and performance.

     Resource Recovery

     On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes creates fuel byproducts, which traditionally have been released or burned into the atmosphere. Our Model C30 microturbine can burn these waste gases with minimal emissions thereby in some cases avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use at the site, or in the surrounding community. Our Model C30 has demonstrated effectiveness in this application and outperforms conventional combustion engines in a number of circumstances, including when the gas contains a high amount of sulfur. We have sold a substantial portion of our systems that were installed in the resource recovery market to be used at oil and gas exploration and production sites. We have also sold our systems to be used to burn gases released from landfills and waste water treatment facilities. These gases are considered renewable resources.

     Power Quality and Reliability, including Back-up and Standby Power/Peak Shaving

     Due to the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Our microturbines can follow levels of demand and have low emissions, which we believe permits them to be configured in multiple unit arrays and used in combination to provide a highly reliable electricity generating system. We believe that customers with particularly low tolerances for power service interruptions, such as high technology and information systems companies, represent a growing and long-term potential market for our microturbine products.

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

     Our 60-kilowatt microturbine, which we expect to be the primary product in these markets, provides users greater flexibility. The Capstone MicroTurbine system architecture allows any user to determine its interface with the local electric grid with minimal disruption. In applications where emissions, weight or vibration are important considerations, the microturbine also has a competitive advantage due to its design for low emissions and flexibility in siting. In addition, microturbines can be managed and monitored remotely, thereby reducing on-site maintenance costs.

     Utilities also can take advantage of Capstone MicroTurbines to avoid costly transmission and distribution system expansion or upgrades in uncertain growth or “weak” areas in the electric utility grid. These companies can place our microturbines where the electrical power is needed. The microturbines can supply power in conjunction with the power provided by the utility’s standard generation and transmission equipment. In the alternative, the utility can use the microturbines to provide power during times when demand for power is at its highest, potentially reducing the need for expensive expansions to the central power plant. Rural electric cooperatives and electric utilities may use our microturbines as a stand-alone system to provide temporary or back-up power for specific applications or to provide primary power for remote needs. We expect our C200 microturbine will be positioned well to serve these markets because of its greater per unit output.

     Developing Countries and Other Stationary Power Applications

     Many developing countries do not have access to electric power. The ability of our microturbines to use a location’s fuel of choice, for example kerosene, diesel or propane, can allow countries to use their available fuel source infrastructure more efficiently. We also have designed our microturbine to be a competitive, reliable primary power source alternative compared to diesel generators and other technologies that currently provide power to remote areas or areas with unreliable central generation. This is due to our microturbines’ “load following” characteristic, meaning that our microturbines are able to match power output to the served facility’s need for power. In addition, while emissions have not been a large market issue in these developing countries, we believe any increases in environmental concerns or stricter emissions requirements would benefit us in the long run. Furthermore, remote commercial and industrial applications, including oil and gas, resort and rural electrification, can use our microturbine effectively.

     Hybrid Electric Vehicle Power Applications

     We also sell microturbines and microturbine subassemblies for use in the hybrid electric bus and industrial and other passenger and commercial electric vehicle markets. Hybrid electric vehicular applications of our microturbine are competitive due to low emissions and low cost per mile of operation.

     We believe that the hybrid electric vehicle market represents a significant longer-term opportunity and will expand as governments and consumers demand cost-efficient, reliable and environmentally friendly mobile electric power, particularly in urban areas. Transit authorities have already demonstrated hybrid electric buses as a viable alternative to pure electric buses and to diesel buses, which emit relatively high levels of emissions.

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

     Our microturbines have been used for over four years in vehicle applications. Our system has been designed into four different manufacturers’ general production hybrid electric vehicle platforms. The Capstone MicroTurbine has logged more than 300,000 miles of operation in various municipal fleets, providing a cost-efficient, low emission alternative to higher cost, pure electric vehicles and higher emissions reciprocating engines. The two significant design advantages of the microturbine as compared to the internal combustion engine are very low emissions and very low maintenance.

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

MicroTurbine Benefits

Multi-Fuel Capability

     The Capstone MicroTurbine design provides flexibility for use with a variety of possible fuels, including both gaseous and liquid fuels. This multi-fuel capability increases the number of applications and geographic locations in which our microturbines may be used. The Model C30 is currently capable of being configured for low pressure natural gas, high pressure natural gas, low BTU gas like methane, high sulfur content (sour) gas, gaseous propane and compressed natural gas, as well as liquid fuels such as diesel and kerosene. Our 60-kilowatt product currently uses natural gas. A potential future enhancement to the C60 is the development of additional fuel capabilities.

Cost Competitive

     We believe our microturbines have the potential to be cost competitive in their target markets. In the exploration and production markets, environmental penalties incurred for flaring or venting gas can be avoided by using our microturbines. Our low maintenance microturbines can burn wellhead gas directly off the casing head, avoiding any intermediary sulfur scrubbing devices, while competing devices require extra maintenance and additional intermediary devices to do the same. In the landfill gas digestion market, the microturbine can burn low BTU and sour gas while requiring minimal maintenance relative to competing technologies, like reciprocating engines. The ability of the microturbine to operate on a stand-alone basis allows for less capital expenditures compared to the electric utility grid, which requires up-front capital expenditures for additional distribution and transmission lines. In combined heat and power applications, the microturbine’s efficiency is approximately 60-70% making for more attractive economics. In the hybrid electric vehicle market, the microturbine results in lower cost per mile, lower emissions, and load balancing of the grid for the utility.

     Because the applications for our microturbines are broad and the number of features, which can influence capital cost, is also large, estimates of energy generation costs per kilowatt-hour vary substantially depending on assumptions. Assuming the units are grouped in operating groups of four and run approximately 90% of the year in combined heat and power applications where gas costs are approximately $6.50 per million BTUs, we estimate the generation cost at approximately $.079 per kilowatt-hour. The generation costs are highly sensitive to the price of the fuel. Other applications including standby and peak shaving depend greatly on the specific set of circumstances confronting a potential end-user.

Environmentally Friendly

     In stationary power generation configurations, our digital power controlled combustion system produces less than nine parts per million per volume of emissions of NOx and unburned hydrocarbons at full power when burning natural gas or propane, and less than 35 parts per million per volume when using diesel fuel. We believe that these emission levels are among the lowest emissions of any fossil fuel combustor without catalytic combustion or other emissions reduction equipment, resulting in a high quality exhaust. Due to our patented air-bearing technology, our microturbines require no petroleum-based lubricants, avoiding potential ground contamination caused by petroleum-based lubricants used by conventional reciprocating engines, turbines and other similar technologies. Also, because our system is air cooled, we avoid the use of toxic liquid coolants, such as glycol.

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

Minimal Maintenance

     Our patented air-bearing system, DPC and air-cooled design can potentially reduce the maintenance cost of our microturbines. The air bearings eliminate the need for lubrication, avoiding the need to change oil and individually lubricate ball bearings or other similar devices. The DPC’s ability to continuously and remotely monitor our microturbine performance avoids regularly scheduled diagnostic maintenance costs. The air-cooled design eliminates all of the maintenance related to liquid cooling systems utilized with conventional power electronics technology and generator cooling. Currently, the only scheduled maintenance for both the Model C30 and C60 is periodic cleaning or changing of the intake air filter and fuel filters every 8,000 hours of operation and thermocouple, igniter and fuel injector replacement every 16,000 hours of operation.

Remote Monitoring and Operating

     The DPC allows users to efficiently monitor our microturbines’ performance, fuel input, power generation and time of operation in the field from off-site locations by telephonic hook-up. In addition, the operator can remotely turn the microturbine on and off, control the fuel flow and vary the power output.

Flexible Configuration

     Our microturbines can be customized to serve a wide variety of operating requirements. They can be connected to the electric utility grid or operate on a stand-alone or dual mode basis. They can use a variety of fuel sources and can be readily integrated into combined heating and power applications. The microturbine can be sold either as a ready-to-use unit, or in component and subassembly form for repackaging to the ultimate end-user. The microturbine can be operated as a single unit, or several units can be installed together and operated in parallel.

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

Sales, Marketing and Distribution

     We sell microturbines in the worldwide stationary and hybrid electric vehicular markets. We anticipate that our microturbines will be used in a variety of electric power applications requiring less than 2 megawatts and more immediately in those requiring less than 300 kilowatts. Specific early applications include combined heat and power, resource recovery, remote and onsite power generation and hybrid electric vehicles. The list price of our base Model C30 is $29,000, or approximately $967/kilowatt, and $49,000 for the Model C60, or approximately $817/kilowatt. Our products are generally sold to our distributors at a discount from the list price. The distributors sell the units on to end-users.

     We believe the most effective way to penetrate our target markets is by utilizing our distributors to deliver complete solutions to end users and, when appropriate, direct sales. Distributors can provide total solutions to customers that include not just the microturbine hardware, but also installation, service and other offerings. Further, distributors can incorporate subassemblies and components from Capstone into uniquely designed packages for distribution, such as in Japan where our distributors incorporate our systems into combined heat and power applications. Elsewhere, distribution agreements are tailored to the particular strengths of partners in various local country markets.

     We continue to identify and enter into distribution arrangements with partners who we believe can provide value added service in our targeted markets. We also continue to cultivate agreements with interested and qualified third parties who will use our microturbine and/or subassemblies in their products and energy solutions.

Sales by Geographical Location

     North America

     We have distribution agreements with a number of companies throughout North America. Many of these distributors serve multiple markets in their select geographic regions. During 2002, we signed a strategic partnering agreement with UTC. As a part of this agreement, UTC became a distributor of our products in North America.

     Sales in North America were $12.3 million, $23.9 million and $13.9 million in 2002, 2001 and 2000, respectively.

    Asia

     Our sales and marketing strategy in Asia has been to first enter the Japanese market by developing significant corporate distribution partnerships within Japan and subsequently enter other selected markets along the Pacific Rim.

     Our primary market focus in Japan is combined heat and power applications. Within Japan, there is great demand for economic energy solutions seeking to lower both the existing high cost of electricity and meet the greenhouse gas emissions guidelines of the Kyoto accords. Our local partners recognize the quickest and most practical way to accomplish this is through combined heat and power applications, which raise efficiencies from approximately 30% for pure electrical generation to approximately 60% to 70% or more. Each of our Japanese partners is seeking to design applications using our microturbines and/or subassemblies and components for their particular target combined heat and power market, as well as the “free fuel” biogas market. The Japanese market tends to prefer systems that burn liquid fuels because of the lower costs and greater availability of the fuel. We are working to enhance the performance and maintenance costs of our liquid systems in order to better support the market development plans of our partners in that region.

     We are also exploring market opportunities in Southeast Asia, such as resource recovery applications.

     Sales in Asia were $5.0 million, $8.3 million and $8.3 million in 2002, 2001 and 2000, respectively.

    Europe

     To address the European market, we are developing a few business partners with broad abilities to provide total solutions to end-users. UTC is one distributor already in place to serve Europe. We believe it is critical to find partners speaking the country language, and with the right local technical and commercial capabilities to assure that Capstone Microturbines are properly applied, installed and supported. The current European market focus is on combined heat and power applications and biogas (landfill and waste water treatment facilities).

     Sales in Europe were $2.5 million, $1.9 million and $1.0 million in 2002, 2001 and 2000, respectively.

    South America and Africa

     The primary market drivers in South America and Africa are increasing demand for reliable electricity and lack of fuel and power distribution infrastructure. The trend appears to be locating mini power plants near the load centers and allowing the power supply to grow as the load increases to avoid large and untimely capital investments and minimizing stranded cost. Our microturbine’s ability to operate on different fuels as a mini plant for prime and base load applications is well suited for this type of capacity addition.

     Sales in South America were $0.3 million, $1.1 million and none in 2002, 2001 and 2000, respectively. Sales in Africa were $0.7 million in 2001, of which $0.5 million were repossessed in 2002.

Customers

     Two customers accounted for 12% and 10% of the Company’s revenues for the year ended December 31, 2002. Two customers accounted for 14% and 11% of the Company’s revenues for the year ended December 31, 2001. Two customers accounted for 22% and 10% of the Company’s revenues for the year ended December 31, 2000.

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

     Our microturbine may also compete with other distributed generation technologies, including solar power and wind-powered systems. Solar powered and wind powered systems produce no emissions. The main drawbacks to solar powered and wind powered systems are their dependence on weather conditions and their high capital costs.

     Although the market for fuel cells is still developing, a number of companies are focused on the residential and vehicle fuel cell markets, including Plug Power, Avista Labs and Ballard Power Systems. Our strategic partner, UTC, is also developing fuel cell solutions for stationary power plants. Fuel cells have lower levels of NOx atmospheric emissions than our microturbines. We believe that none of these fuel cell technologies will compete directly with our microturbines in the short-term. However, over the medium-to-long term, fuel cell technologies that compete directly with our products may be introduced.

     We may also compete with several well-established companies who have microturbines in various stages of development and commercialization such as Elliott Power Systems, Ingersoll-Rand, Toyota Motor Corporation and Turbec.

Sourcing and Manufacturing

     Our microturbines are designed to achieve high volume, low-cost production objectives. Our manufacturing designs use conventional technology, which has been proven in high volume automotive and turbocharger production for many years. The microturbines are designed for simple assembly and testing and to facilitate automated production techniques using less-skilled labor.

     Our strategy of out-sourcing the manufacturing and assembly of our nonproprietary product components allows for more attractive pricing, quick ramp-up and the use of just-in-time inventory management techniques. While the current variability in our demand volumes and resulting imprecise demand forecasting impact our ability to leverage these capabilities, we believe that we can realize both purchase economies from existing vendors and economies of scale related to our product manufacturing costs as unit volume increases. We manufacture the air-bearings and certain combustion system components at our facility in Chatsworth, California. We also assemble and test the units at that location. We manufacture recuperator cores at our facility in Van Nuys, California. We have primary and secondary sources for other critical components.

     Solar Turbines Incorporated, a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture cores ourselves. In June 2001, we started to manufacture recuperator cores. We continue to improve and develop the production process.

Research and Development

     Our research and development (“R&D”) activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis. We believe that our more than ten years and over 300 man-years of R&D activities provide us with a significant advantage relative to our competitors.

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

     We are focusing on meeting our schedule and development goals for the 200-kilowatt product, including meeting its higher efficiency and its lower first cost per kilowatt. We plan to introduce this product in 2004. In 2000, the United States Department of Energy (“DOE”) awarded us $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System (a 200-

kilowatt microturbine). The $10.0 million award is to be distributed over a five-year period. The program is estimated to cost $23.0 million over the five years, which would require the Company to provide approximately $13.0 million of its own R&D expenditures. The Company had billed DOE under this agreement $6.4 million through December 31, 2002. As of December 31, 2002, the Company’s remaining commitment to spend its own R&D expenditures under this award is approximately $9.0 million.

     Because of prioritizing our work in 2003 first on the needs of our select vertical markets, where we believe there is the highest leverage for enhancing market penetration, we are deferring some other product development work that had been anticipated. In the future, we anticipate adding features and functionality to our microturbines.

     R&D activities have historically also focused on development of related products and applications, including gas compressors that enhance the microturbines’ multi-fuel capability and integration with energy storage devices like battery packs for stand-alone applications. Such development activities will continue as required to support our focused target markets.

Protecting our Intellectual Property Rights and Patents

     We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to establish and protect our intellectual property rights in our products. We believe that a policy of protecting intellectual property is an important component of our strategy of being the technology leader in microturbine system technology and will provide us with a long-term competitive advantage. In addition, we implement tight security procedures at our plants and facilities and have confidentiality agreements with our vendors, employees and visitors to our facilities.

Organization and Employees

     We were organized in 1988. On June 22, 2000, we reincorporated as a Delaware corporation.

     At December 31, 2002, we employed 239 employees. Subsequent to year-end, the company undertook a reorganization and reduced the workforce to 204 employees by February 28, 2003. No employees are covered by any collective bargaining arrangements. We believe that our relationships with our employees are good.

     From January 2002 through February 2003 we have had many changes in our management including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”), Senior Vice President of Manufacturing, Vice President of Human Resources and our Vice President of Strategic Technology Development. We are in the process of searching for a new chief executive officer. In the fourth quarter of 2002, our then President and CEO, Dr. Ake Almgren, announced his plans to retire. Emily Liggett was engaged by the Board as an interim COO and, when Dr. Almgren stepped down in February 2003, Ms. Liggett was named the interim CEO.

Business Risks

     This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pertaining to, among other things, Capstone’s future results of operations, R&D activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone’s current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in our expectations except as required by law.

     Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock has and could continue to decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, or in our Quarterly Reports on Form 10-Q and other documents filed by us from time to time.

We have a limited operating history characterized by net losses, we anticipate continued losses and we may never become profitable.

     Since inception through December 31, 2002, we generated cumulative operating losses of approximately $269 million. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve profitability. We have only been commercially producing Capstone MicroTurbines since December 1998. Our business is such that we have relatively few customers and limited repeat business. While the Company commenced a program to decrease expenses, there can be no assurance that expenses have been, or will be, decreased sufficiently to have adequate cash resources to reach the point of profitability, that the Company will not increase expenses in the future, that the Company will maintain or increase net revenues or that the company will ever become profitable. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

If we do not effectively implement our sales and marketing plans, our sales will not grow and our profitability will suffer.

     Our sales and marketing efforts may not successfully compete against the more extensive and well-funded sales and marketing operations of our current and future competitors and therefore may not generate the net revenues anticipated. We market microturbine technology for use in stationary distributed power generation applications such as CHP, resource recovery and power quality and reliability as well as hybrid electric vehicles. We have decided to focus our resources on select vertical markets we believe have near term potential, such as those where we already have distributors. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near term plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely impact our revenues and profitability.

     Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to grow our business. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, we may be unable to meet our operational expenses and we may be unable to achieve profitability. The development of a sustainable market for our systems may be impacted by many factors including some that are out of our control. Examples include:

•	the cost competitiveness of our microturbines;

•	costs associated with the installation and commissioning of our microturbines by third parties;

•	maintenance costs associated with our microturbines;

•	the future costs and availability of fuels used by our microturbines;

•	consumer reluctance to try a new product;

•	consumer perceptions of our microturbines’ safety and quality;

•	regulatory requirements;

•	economic downturns and reduction in capital spending; and

•	the emergence of newer, more competitive technologies and products.

The economic downturn has made potential customers hesitant to make capital expenditures.

     The global economic climate has made potential customers hesitant to make capital expenditures. As a result, we have seen reluctance on the part of customers to buy our products. As a result of the economic uncertainty and the desire by companies to tighten capital expenditures, along with fluctuations in energy prices, political disruptions or the risk of higher interest rates, we may not be able to sustain or expand our customer base and sales, which would negatively impact our financial position and results of operations. The impact of continued lower capital spending may result in increased risk of excess and obsolete inventories, excess facilities and manufacturing capacity and higher overhead costs as a percentage of revenues.

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

Product quality expectations may not be met causing slower market acceptance.

     As we improve the quality and lower the maintenance costs of our products, we may require engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive. Despite our continuous quality improvement initiatives, if we do not meet customer expectations, we may experience slower market acceptance of our products. Any significant quality issues with our products could have a material adverse effect on our results of operations and financial position. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use, we may experience product malfunctions that cause our products to perform below expectations. Any significant malfunctions could adversely affect our operating results and financial position and affect the marketability of our products.

We depend upon the development of new products and enhancements of existing products.

     Our operating results may depend on our ability to develop and introduce new products, such as the C200 Microturbine, for existing and emerging markets and to reduce the costs to produce existing products. The success of new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, meeting changing customer requirement, emerging industry standards and market acceptance of these products. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

     A key element of the Company’s strategy is the development of its C200 Microturbine planned for release in 2004. However, the Company has on occasion experienced delays in the introduction of new products and product enhancements. Such delays have, and any future delays could have, a material adverse effect on the Company’s business, operating results and financial condition.

Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace the Company’s existing product offerings and that may cause customers to defer purchasing existing Company products. Any failure to introduce new products or product enhancements on a timely basis, customer delays in purchasing products in anticipation of new product introductions or any inability of the Company to respond effectively to product announcements by competitors, technological changes or emerging industry standards could have a material adverse effect on the Company’s business, operating results and financial condition.

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

     Our competitors include several well-established companies that have substantially greater resources than we have and worldwide presence. Ingersoll-Rand Company and Elliott Power Systems are competitors of Capstone that benefit from larger corporate resources, including technical and engineering resources, and who have microturbines in various stages of development and commercialization. Ingersoll-Rand Company has commercialized its first line of microturbine units and has announced that it will be commercializing its 250-kilowatt product in 2003 which will directly compete with our 200-kilowatt unit targeted for release in 2004. Many of these companies sell directly to end-users, which we believe may provide some competitive advantages over our sales strategy. Furthermore, many of these companies offer a more comprehensive solution to their customers.

     In addition to these competitors, Turbec, a joint venture in Europe of AB Volvo and ABB Ltd., develops, produces and sells microturbines. Turbec’s first product, a combined heat and power microturbine, is currently available. A number of other major automotive and industrial companies have in-house microturbine development efforts, including Ishikawajima-Harima Heavy Industries, Turbo Genset Inc., Toyota Motor Corporation and Kawasaki Heavy Industries. Furthermore, we believe that all of these companies will eventually have products that will compete with our microturbines. Some of our competitors are currently developing and testing larger microturbines than Capstone’s current MicroTurbine products, ranging up to 280 kilowatts, and which may have longer useful lives than Capstone MicroTurbines.

     Capstone MicroTurbines also compete with other existing technologies, including the electric utility grid, reciprocating engines, fuel cells and photovoltaic systems. Many of the competitors producing these technologies also have greater resources than we have. For instance, reciprocating engine generator sets are produced and sold by, among others, Caterpillar Inc., Interstate Companies, Cummins Inc., Yanmar, Hess and MAN. We cannot assure you that the market for distributed power generation products will not ultimately be dominated by technologies other than ours. Furthermore, electric utility companies may impose fees or other barriers that make microturbines less competitive.

     Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or introduce governmental regulations and policies to create competitive advantage vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development and quality, as well as attention to product performance, our product prices, our conformance to industry standards, manufacturing capability and sales and marketing.

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

     There is no assurance that we will be able to successfully compete against either current or potential competitors or that competition will not have a material adverse effect on our business, operating results and financial condition.

Changes in government regulations and the electric utility industry restructuring may affect demand for our microturbines.

     The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may aid the desirability of alternative power sources. However, problems associated with such deregulation and restructuring may cause rule changes that may reduce or eliminate advantages of such deregulation and restructuring. For example, the California Public Utilities Commission is currently considering imposing a departing load charge on some classes of electricity users who install on-site generation. We cannot predict how the deregulation and the restructuring of the electric utility industry will ultimately affect the market for our microturbines. Additional competition from utilities and other power sources that may take advantage of these regulations could diminish the demand for our products. While we have seen some increase in government support for distributed power, we cannot assure that this support will continue or that it will be maintained in its current form or that it will have any near-term impact on our operating results. For example, the California Self Generation Program is due to expire in December 2004. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines. Any reduction or termination of such programs can increase the cost to our potential customers, making our systems less desirable and thereby harm our revenue and potential profitability.

We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

     Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air as well as laws relating to occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products (e.g., connection with the electric grid) or may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. For example, our current products do not comply with the 2007 proposed emission standards of the California Air Resources Board. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. Further, our ability to penetrate the Japanese market will depend on our receipt of approvals and changes to regulatory requirements surrounding power generation by Japanese regulators. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all.

Utility companies could place barriers to our entry into the marketplace and we may not be able to effectively sell our product.

     Utility companies may charge additional fees to industrial customers who install on-site generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. For example, the New York Public Service Commission is currently in the process of adopting new standby charges. These types of fees or charges could increase the cost to our potential customers for using our systems and could make our systems less desirable, thereby harming our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which will have a material adverse effect on our operations. Currently, the California Public Utility Commission is considering new rate proposals for investor owned utilities.

We may not be able to retain or develop additional strategic partners and distributors in our targeted markets, in which case our sales would not increase as expected.

     In order to expand our customer base, we believe that we must enter into strategic sales and marketing alliances or similar collaborative relationships, in which we ally ourselves with companies that have particular expertise in or more extensive access to desirable markets. We believe that developing strategic partners in our targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. We may provide volume price discounts or otherwise incur significant costs that may reduce the potential profitability of these relationships. We may not be able to retain or develop appropriate distributors or strategic partners on a timely basis, and we cannot assure you that the partners with which we form alliances will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in us being unable to enter into other arrangements at a time when the distributor or partner with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot assure you that we will be able to negotiate collaborative relationships on favorable terms or at all. The inability of the Company to develop strategic partners or a lack of success of our strategic partners in marketing our products may adversely affect our financial condition and results of operations.

We are subject to risks associated with our strategic alliance with United Technologies Corporation.

     In October 2002, we entered into a strategic alliance with UTC through its UTC Power Division. The strategic alliance between UTC and Capstone is a ten-year agreement that involves the integration, marketing, sales and service of CHP solutions targeted for commercial buildings. The UTC Agreement provides for the combination of our microturbine products with their absorption chillers. We cannot assure that we can complete this integration in a cost effective manner or consistent with UTC’s or our timing expectations. UTC will be the exclusive distributor for the combined Capstone MicroTurbines with UTC absorption chillers, but they will also be a non-exclusive distributor generally for Capstone MicroTurbines. The UTC Agreement is limited to North America and most of Europe. However, this alliance may not be successful and may create channel conflict with our other distributors. If this relationship fails to materialize as expected then this may impede our future growth and a sustainable market may fail to develop. Furthermore, although both parties have certain competitive restrictions, UTC may offer alternative solutions, designed by themselves or third parties. There can be no assurance that UTC will give a high priority to the marketing of the Company’s products as compared to its other products or alternative solutions. Both UTC and Capstone have options to terminate the relationship if the other company fails to meet its development, product purchase or other goals in the UTC Agreement. There can be no assurance that the Company will retain its relationship with UTC. We do not expect short-term operating benefits from the UTC relationship but we have incurred and will incur short-term costs to create this alliance and fulfill our obligations under the UTC Agreement.

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

     Our ability to identify and develop business relationships with ASPs who can provide quality, cost effective installations and service can significantly impact our success. We need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve our ASP’s quality of installation and commissioning standards while reducing associated costs could affect the marketability of our products.

Our suppliers and manufacturers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product.

     Although we generally attempt to use standard parts and components for our products, some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative vendors, or any parts supply is interrupted, each of which could materially adversely affect our business and operations. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and supply partners that allow them to procure inventory based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Also, we cannot guarantee that any of the parts or components that we are obligated to purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. Financial problems of contract manufacturers on whom we rely could limit our supply or increase our costs.

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

     We may experience unanticipated growth in our business operations, which may require expansion of our internal and external production capabilities. We may experience delays or problems in expanding production that could significantly impact our business. Several factors could delay or prevent production expansion, including our:

•	inability to purchase parts or components in adequate quantities or sufficient quality;

•	failure to increase our assembly and test operations;

•	failure to hire and train additional personnel;

•	failure to develop and implement manufacturing processes and equipment;

•	inability to find and train proper partner companies with whom we can build product distribution, marketing, or development relationships; and

•	inability to manufacture recuperator cores or air bearings on schedule, in quantities or with the quality that we require.

If we are unable to manufacture recuperator cores internally, our assembly and production of microturbines may suffer delays and interruptions.

     Solar Turbines Incorporated (“Solar”) was our sole supplier of recuperator cores, which are heat exchangers that preheat incoming air before it enters the combustion chamber and are an essential component of our microturbines. In 2001, we started to manufacture recuperator cores under contractual rights to use Solar’s intellectual property. We cannot assure you that we will be able to successfully implement this technology in developing a sustainable manufacturing process at higher volumes. While on a demonstration basis, we have shown the ability to produce 50 cores in one week, this may not be sustainable as we are not experienced in manufacturing recuperator cores. Inherent in the manufacturing process are a number of risks. Manufacturing of the recuperator cores is a complex process requiring high levels of innovation and skill. At present, we are not aware of any other supplier that could produce these cores to our specifications within our time requirements. As a result of recent cost cutting measures, we have fewer people skilled in manufacturing recuperator cores. Our inability to manufacture recuperator cores could have a material adverse effect on the Company’s operating results.

We may not be able to control our warranty exposure and our warranty reserve may not be sufficient to meet our warranty expense, which could impair our financial condition.

     We sell our products with warranties. Because we have limited operating data, we cannot be certain that we have adequately determined our warranty exposure. While management believes that the provision for estimated product warranty expenses is reasonable, there can be no assurance that the provision will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results and financial position.

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

     Our success depends in significant part upon the service of our executive officers, senior management, and sales and technical personnel. We have undergone numerous personnel changes in all levels of the organization. In particular, the Board is seeking a permanent CEO. Our inability to find an appropriate person for the CEO position may adversely impact the prospects for the Company. In addition, as a result of the restructuring, the Company has eliminated a number of management positions that will be managed by second level managers. The failure of our personnel to execute our strategy, or our failure to retain management and personnel, could have a material adverse effect on our business. In addition, our interim CEO may make changes in management or our strategy that are not consistent with a new CEO’s strategic plans. If we are unable to develop and implement our strategy in a timely manner, our market penetration may be negatively impacted, which could have a material adverse effect on our business and results of operations. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. There can be no assurance that we can do so.

     Our internal control systems are highly dependent on detection controls performed by specific individuals in key positions at the Company. Loss of these key people or our inability to replace them with similarly skilled individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

     We have reduced our personnel in order to reduce our operating costs. If we have terminated individuals whose skills we subsequently needed or if demand for our product significantly exceeds our expectations, our ability to generate revenues and maintain customer relationships could be adversely affected.

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

     We are a capital-intensive company and may need additional financing to fund our operations. In 2002, our net cash used in operations was $30.8 million and our net cash used in investing activities totaled $2.5 million. In 2001, our net cash used in operations was $49.8 million and our net cash used in investing activities totaled $17.4 million. In 2000, our net cash used in operations was $23.8 million and our net cash used in investing activities totaled $26.9 million. As of December 31, 2002, we had approximately $140.3 million in cash and cash equivalents. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we will need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets may also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

     We may encounter greater business risks in the future as we manage cash resources differently. In 2002, we undertook efforts to lower our cash burn rate. As a result of those and ongoing efforts, we may not spend money in areas that ultimately prove important to the business. We may incur greater risks through lower spending rates for insurance, intellectual property protection, total employee compensation and other areas.

Termination of certain Supply and Distribution Agreements may require us to repurchase parts inventory

     We have certain Supply and Distribution Agreements and ASP agreements that upon termination under specified conditions require us to repurchase particular elements of their parts inventories. To date, these conditions have never arisen and we believe that the amounts of such inventories currently are not significant. It is possible, however, that in the future such conditions could occur that would require such repurchases. These repurchases could result in higher prices for the repurchased parts inventory than would otherwise be required to secure such quantities or could result in excess quantities of some parts inventory. In addition, certain ASP agreements require us to provide service to the customers of the ASP upon termination of the ASP agreement under specified conditions, until such time that we can identify and transfer the obligation to a new ASP. Since we do not have control over the terms of such third party service agreements, we may be exposed to significant risks and expenses that we cannot adequately quantify. To date these conditions have not arisen, however, any significant exposure from such third-party service agreements in the future could have a material adverse effect on our results of operations and financial position.

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

     The market price of our common stock is highly volatile. Many factors of this volatility are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	conditions or trends in our industry or the overall economy;

•	changes in the market valuations of other technology companies;

•	the listing for trading of options on our common stock;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	capital commitments;

•	additions or departures of key personnel; and

•	sales of common stock.

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

     In order to continue to be listed on the NASDAQ National Market, we must meet specific quantitative standards, including a minimum bid price. On March 18, 2003, we received notice from the NASDAQ that the price of our stock had closed below the minimum $1.00 per share requirement for 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4450(e)(2), we will be provided until September 15, 2003 to regain compliance. In the event that we should fail to meet this listing requirement, we may appeal such determination, we may apply for listing on the NASDAQ SmallCap Market (where we may have up to an additional nine months to comply with the minimum bid price requirements for continued listing) or we may pursue alternative strategies to allow our common stock to continue to be listed. If we fail to meet the continuing listing standards for the NASDAQ National Market (and, should we be listed on the NASDAQ SmallCap Market, if we fail to meet the continuing listing standards for the NASDAQ SmallCap Market), our stock may be delisted. The delisting of our common stock would adversely affect the liquidity and trading price of our securities. In addition, it would make it difficult for investors to obtain accurate quotations of the share price of our common stock.

Item 2. Properties.

     Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of office space, warehouse space and assembly and test space at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in 2010. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in nearby Van Nuys, California as engineering test and manufacturing facility for our recuperator cores. This lease will expire in 2010. In 2001, we entered into a lease for an approximately 6,800 square feet of office space at 21700 Oxnard Street in Woodland Hills, California for the use of our subsidiary. In October 2001, this office was vacated. We are currently seeking a sub-lessee for this office. This lease expires in 2006. We believe our facilities are adequate for our current needs.

Item 3. Legal Proceedings.

     There have been no material developments since the quarter ended September 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal year 2002.

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

	High	Low

Fiscal Year 2000:
Second Quarter (beginning June 29, 2000)	$51.75	$27.38
Third Quarter	98.50	37.50
Fourth Quarter	69.75	17.75
Fiscal Year 2001:
First Quarter	47.38	21.68
Second Quarter	38.25	18.50
Third Quarter	23.53	4.45
Fourth Quarter	6.55	3.20
Fiscal Year 2002:
First Quarter	5.98	2.76
Second Quarter	3.82	1.52
Third Quarter	1.74	0.59
Fourth Quarter	1.26	0.56

     As of March 14, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $0.77 per share. As of March 14, 2003, there were 1,158 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

     During the years ended December 31, 2002, 2001 and 2000, we issued and sold the following unregistered securities, all of which were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering:

•	On February 24, 2000, we issued 35,683,979 shares of series G preferred stock for $4.00 per share to accredited investors in connection with a private financing. Capstone received proceeds, net of origination costs, of approximately $131.1 million. Of the shares of series G preferred stock issued, 1,250,000 shares were issued to an existing stockholder for no cash consideration and 58,979 shares were issued to holders of promissory notes for accrued interest. These shares were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D based, in part, on purchasers’ investment representations to the Company.

•	On October 28, 2002, we sold 3,994,817 shares of common stock for an aggregate price of approximately $4.0 million to UTC in connection with a strategic alliance entered into with UTC through its UTC Power Division. No underwriters were involved and, as such, no underwriter commissions or discounts were paid. These shares were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D based, in part, on UTC’s investment representations to the Company.

Item 6. Selected Financial Data.

     The selected financial data shown below for, and as of the end of, each of the years in the five-year period ended December 31, 2002 have been derived from the audited financial statements of Capstone. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Business Risks”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K filing for the statement of operations for the years ended December 31, 2002, 2001 and 2000 and for the balance sheet data at December 31, 2002 and 2001.

Amounts in thousands, except per share data.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations:
Total revenues	$19,529	$35,956	$23,163	$6,694	$84
Cost of goods sold	41,530	39,602	27,815	15,629	5,335

Gross loss	(22,001)	(3,646)	(4,652)	(8,935)	(5,251)
Operating costs and expenses:
Research and development	6,966	10,658	11,319	9,151	19,019
Selling, general and administrative	31,846	40,780	24,067	11,191	10,257
Impairment loss on Marketing Rights	15,999	—	—	—	—

Loss from operations	(76,812)	(55,084)	(40,038)	(29,277)	(34,527)
Net loss	$(74,355)	$(46,859)	$(31,424)	$(29,530)	$(33,073)
Net loss per share of common stock — basic and diluted	$(0.95)	$(0.61)	$(12.82)	$(24.53)	$(17.76)

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$140,310	$170,868	$236,947	$6,858	$4,943
Working capital	139,948	189,162	238,128	6,294	6,919
Total assets	187,191	254,254	302,018	36,927	25,770
Capital lease obligations	2,496	3,833	5,496	5,899	4,449
Long-term debt	—	—	—	—	—
Redeemable preferred stock	—	—	—	156,469	101,624
Stockholders’ equity (deficiency)	168,182	237,454	279,382	(144,225)	(91,151)
Total liabilities and stockholders’ equity	$187,191	$254,254	$302,018	$36,927	$25,770

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

•	We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our intangible assets consist of a license granted to the Company to use a former supplier’s intellectual property and marketing rights repurchased by the Company from a former shareholder. Long-lived assets are being depreciated or amortized over their useful lives. Intangible assets are being amortized over their determinable useful lives. Future write-downs may be required if the value of these assets becomes impaired or depreciation and amortization may be accelerated if estimated useful lives are shortened. The Company recognized a full impairment loss on marketing rights of $16.0 million in the second quarter of 2002 and in the fourth quarter of 2002 recorded a partial impairment loss of $5.0 million on fixed assets and manufacturing license related to our recuperator core facility. Future changes in our forecast expectations may result in further impairment of our long-lived assets.

•	Our inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. As a result, provisions for inventory losses of $4.8 million in 2002, $2.9 million in 2001 and $0.4 million in 2000 were charged to operations to write-down inventory to its net realizable value. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventory. In addition, inventories are classified based on our forecast of consumption. At December 31, 2002, we had $6.8 million classified as non-current inventory representing that portion of inventory in excess of amounts expected to be sold or used in the next twelve months. A change in forecast could impact the classification of inventory and may also result in further write-downs of inventory.

•	We provide for the estimated cost of warranties at the time revenue from sales is recognized. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts and labor to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required. As the Company has more units commissioned and longer periods of actual performance, additional data becomes available to assess expected warranty costs.

•	Our revenues consist of revenue from sales of products and parts, net of discounts. We recognize revenue when all of the following criteria are met; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, selling price is fixed or determinable and collectibility is reasonably assured. Currently, there are no rights of return privileges on product sales. However, the Company has made some limited exceptions to the no-right-of-return policy. The Company has provided an allowance for future sales returns based on historical information. Our operating policy may change in the future.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate or if other conditions arose, resulting in an impairment of their ability or intention to make payments, additional allowances may be required.

•	We have a history of unprofitable operations. These losses generated a sizable federal and state net operating loss (“NOL”) carryforward. GAAP require that we record a valuation allowance against the deferred income tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future income taxes. Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, we have not recognized any of our deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such conclusion, we would immediately record the estimated net realizable value of the deferred income tax asset at that time. Such adjustment would increase income in the period such determination was made.

•	We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal matters, requires us to use our judgment. Any unfavorable outcome of litigation or other contingencies could have an adverse impact on our financial condition and results of operations.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues. Revenues for the year ended December 31, 2002 decreased $16.5 million to $19.5 million from $36.0 million for the year ended December 31, 2001. Revenues from product shipments for the year ended December 31, 2002 decreased to $14.5 million from $32.2 million for the same period last year. During the year ended December 31, 2002, we shipped 18.7 megawatts of product, or 481 units, consisting of 339 units of our 30-kilowatt products and 142 units of our 60-kilowatt products. During the year ended December 31, 2001, we shipped 38.1 megawatts of product or, 1,033 units, consisting of 795 units of our 30-kilowatt products and 238 units of our 60-kilowatt products. Revenues and margins for the year ended December 31, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa. While our sales of products were lower in 2002 than in the prior year, we have accumulated data that shows the number of units installed in 2002 was higher than in the prior year, continuing a pattern of year-over-year increases. Revenues from accessories, parts and service for the year ended December 31, 2002 were $5.0 million, an increase of $1.2 million from $3.8 million for the same period last year.

     Meidensha Corporation and Sumitomo Corporation in Japan as a joint distributor and a European utility accounted for 12% and 10%, respectively, of total revenues for the year ended December 31, 2002. A year ago, South Coast Air Quality Management District and the Los Angeles Department of Water and Power accounted for 14% and 11%, respectively, of the Company’s revenues and we had strong sales resulting largely from demand propelled by the United States’ Western energy crisis that abated in the same year.

     We currently believe that there are up to 700 units in our distributors’ inventories that are available for sale. We also believe that our sales opportunities in 2002 were impacted by approximately 200 units that were shipped from distributors’ inventories to end use customers during the year. For 2003, we believe our distributors will sell a significant portion of their inventories. This, combined with the current economic environment, leads us to expect our sales in 2003 will be about the same or lower than 2002. However, we expect the number of units being installed will grow in 2003.

     Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory write-downs and provision for estimated product warranty expenses and impairment charges related to operating assets. We had a gross loss of $22.0 million for the year ended December 31, 2002 compared to $3.6 million for the year ended December 31, 2001. The increase in gross loss was due to several factors including:

•	Impairment loss on fixed assets and manufacturing license related to our recuperator core facility – Due to the lower sales and production volume in the current year and our forecast of expected production volumes, we evaluated the remaining book value of these assets. The Company recognized a partial impairment loss of $5.0 million allocated as follows; $4.2 million to fixed assets and $0.8 million to the manufacturing license. The Company estimated the fair value of these assets based on the present value of expected future cash flows for the remaining life of the manufacturing license;

•	Higher warranty charges – In addition to our warranty accrual for units shipped in 2002, we increased our warranty reserve by $3.1 million based on additional information gathered during the year about the costs of providing warranty for units shipped in prior years;

•	Higher inventory write-downs – Provision for inventory losses of $4.8 million in 2002 and $2.9 million in 2001 were charged to operations to write-down inventory to its net realizable value;

•	Lower sales in 2002.

     R&D Expenses. R&D expenses include compensation, the engineering department overhead allocations for administration and facilities and material costs associated with development. R&D expenses are reported net of benefits from cost sharing programs such as the DOE Advanced Microturbine Program. These benefits were $5.6 million for the year ended December 31, 2002 and $2.1 million for the year ended December 31, 2001. We expect the benefits in 2003 will be significantly lower than those received in 2002. R&D expenses before benefit from cost sharing programs decreased $0.3 million to $12.5 million for the year ended December 31, 2002 compared to $12.8 million for the year ended December 31, 2001. As of December 31, 2002, the Company’s remaining commitment to spend its own R&D expenditures under the two DOE cost sharing programs is approximately $11.2 million. We are focusing our R&D efforts towards the development of our 200-kilowatt product, including meeting its higher efficiency and its lower first cost per kilowatt. We plan to introduce this product in 2004. In 2003, we intend to focus our resources on a few, focused development projects.

As a result, we are deferring some other product development work that had been anticipated, such as expanding the fuel capabilities of the C60 microturbines.

     Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, shareholder relations, quality and supply organizations, information systems and legal services. SG&A expenses for the year ended December 31, 2002 decreased $9.0 million to $31.8 million, compared to $40.8 million for the year ended December 31, 2001. Lower spending in 2002 primarily accounted for the decrease. Stock-based compensation of $1.0 million will continue to be amortized through 2004, as the expense is based on the vesting period of the underlying instruments.

     We have taken actions to further reduce our cost structure, resizing the business to support current needs and future plans and lowering our cash usage.

     Impairment Loss. In the second quarter of 2002, due to a change in our sales forecast, the Company evaluated the remaining book value of the Marketing Rights and determined that this asset was impaired based on the assessment of the expected cash flows that can be generated by this asset during its remaining term. Expected favorable margins in the latter years of the term of the Marketing Rights were not sufficient to offset losses in the early years. The recorded impairment loss was approximately $16.0 million, representing the remaining carrying value of the asset.

     Interest Income. Interest income decreased $5.9 million to $2.8 million for the year ended December 31, 2002 compared to $8.7 million for the year ended December 31, 2001. The decrease is primarily attributable to the lower cash balances and lower interest rates in 2002. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

     Income Tax Provision. At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $239 million and $213 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. Under the Tax Reform Act of 1996, the amounts of and benefit from net operating losses are subject to an annual limitation due to ownership change limitations. In September 2002, changes in certain California tax laws were enacted, which, among other provisions suspended the use of corporations’ California net operating loss carryforwards to offset taxable income in 2002 and 2003. Corporations can resume using their net operating losses to offset taxable income in 2004. Suspended net operating losses generated prior to 2002 and unavailable for usage as a result of the change in law have an additional two-year life. We have provided a valuation allowance for 100% of our net deferred tax asset of $120.1 million at December 31, 2002, due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Revenues in 2001 increased $12.8 million to $36 million, compared to $23.2 million for 2000. Sales in 2001 benefited from the energy shortages in California, which abated during the year. During 2001, we shipped 795 units of our 30-kilowatt products, an increase of 13 units over the 782 units we shipped in 2000. During 2001, we shipped 238 units of our 60-kilowatt products, an increase of 230 units over the 8 units we shipped in 2000. In terms of megawatts, sales grew to 38 megawatts in 2001, a 59% growth over megawatts sold in 2000.

     Our sales in 2001 were highly influenced by sales to a few new major customers, South Coast Air Quality Management District and the Los Angeles Department of Water and Power. They accounted for 14% and 11%, respectively, of the Company’s revenues for the year ended December 31, 2001. By contrast, in 2000, sales to two customers totaled approximately $7.4 million that represented approximately 32% of the Company’s revenues for the year.

     Gross Loss. Our gross loss decreased $1.1 million, or 23%, to $3.6 million in 2001 from a gross loss of $4.7 million for 2000. Gross loss as a percentage of revenue declined as more 60-kilowatt units with higher margin were sold in 2001, warranty costs declined on a per unit basis and production overhead costs were allocated over larger volumes of production. Inventory charges increased in 2001 as a result of reserves for items such as slow-moving and excess and obsolete inventories caused by engineering changes in our products. Production overhead also increased in 2001 primarily due to the overhead related to our new recuperator core facility. The provision for estimated product warranty expenses decreased $2.2 million to $2.4 million in 2001 from $4.6 million for 2000.

     R&D Expenses. R&D expenses were for expanding the functionality of our 60-kilowatt products and for next generation products. R&D expenses in 2001 decreased $0.6 million, or 5%, to $10.7 million, compared to $11.3 million for 2000. R&D expenses were reported net of a $2.1 million benefit in 2001 and a $0.1 million benefit in 2000 from cost sharing programs such as the DOE Advanced Microturbine Program.

     Selling, General, and Administrative Expenses. SG&A expenses in 2001 increased $16.7 million, or 69%, to $40.8 million, compared to $24.1 million for 2000. The primary cause of the increase was 48 new employees and general overhead associated with our growth. We expanded our selling and marketing efforts through increases in staff headcount and related overhead expenses. Of the increase, $2.9 million was attributable to pre-production costs in 2001 associated with the Company’s core manufacturing facility, a $1.3 million increase in marketing rights amortization expense related to the repurchase of marketing rights from Fletcher Challenge Limited and non-cash, stock-based compensation expense increased $0.4 million. In addition, legal expenses increased to support our patent pursuit efforts.

     Interest Income. Interest income decreased $0.9 million to $8.7 million in 2001, compared to $9.6 million for 2000. The decrease is primarily attributable to the lower cash balances and lower interest rates in 2001.

     Income Tax Provision. At December 31, 2001, we had federal and state net operating loss carryforwards of approximately $180 million and $158 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. Under the Tax Reform Act of 1996, the amounts of and benefit from net operating losses are subject to an annual limitation due to ownership change limitations. We provided a valuation allowance for 100% of our net deferred tax asset of $89.6 million at December 31, 2001, due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns.

Quarterly Results of Operations

     The following table presents unaudited quarterly financial information for the eight quarters ended December 31, 2002. This information was prepared in accordance with generally accepted accounting principles, and, in the opinion of management, contains all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the financial statements included elsewhere herein. Our operating results for any prior quarters may not necessarily indicate the results for any future periods.

Amounts in thousands, except per share data

	2002				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenues	$4,591	$7,408	$3,887	$3,643	$8,906	$13,559	$3,346	$10,145
Cost of goods sold	7,549	11,631	6,301	16,049	8,583	12,982	5,468	12,569

Gross (loss) profit	(2,958)	(4,223)	(2,414)	(12,406)	323	577	(2,122)	(2,424)
Operating costs and expenses:
R&D	1,439	1,619	1,880	2,028	2,770	2,889	2,512	2,487
Selling, general and administrative	8,360	9,650	7,057	6,779	9,844	10,893	9,210	10,833
Impairment loss	—	15,999	—	—	—	—	—	—

Loss from operations	(12,757)	(31,491)	(11,351)	(21,213)	(12,291)	(13,205)	(13,844)	(15,744)
Net loss attributable to common stockholders	$(12,030)	$(30,835)	$(10,758)	$(20,732)	$(9,469)	$(10,263)	$(12,485)	$(14,642)

Net loss per common share	$(0.16)	$(0.40)	$(0.14)	$(0.26)	$(0.12)	$(0.13)	$(0.16)	$(0.19)

     During the fourth quarter of 2002, we recorded an impairment loss of $5.0 million related to our recuperator core facility.

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including our product development activities and our commercialization efforts. While we are working to reduce our cash spending rates, we expect to continue to devote substantial capital resources to running our business, including continuing the development of our sales and marketing programs and continuing our R&D activities. We believe that our current cash balance of $140.3 million is sufficient to fund operating losses and our currently projected commitments to reach the point of cash flow positive.

     Inventory, including non-current portion of $6.8 million, decreased $6.1 million to $15.9 million as of December 31, 2002 compared to $22.0 million as of December 31, 2001. At December 31, 2002, non-current inventory of $6.8 million represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months. Provision for inventory losses of $4.8 million in 2002 and $2.9 million in 2001 were charged to operations to write-down inventory to its net realizable value.

     Our net cash used in operating activities decreased to $30.8 million for the year ended December 31, 2002, compared to $49.8 million for the year ended December 31, 2001. Our net cash used in operating activities for the year ended December 31, 2002 was primarily for the net loss, adjusted on a cash basis, of $31.1 million, offset by changes in working capital of $0.3 million. Our net cash used in operating activities for the year ended December 31, 2001 was primarily for the net loss, adjusted on a cash basis, of $28.2 million and changes in working capital of $21.6 million. The use of cash for changes in working capital in the year ended December 31, 2001 was primarily attributable to inventory build-up of $10.8 million due to slower-than anticipated sales in 2001.

     Net cash used in investing activities was $2.5 million for the year ended December 31, 2002 compared to $17.4 million for the year ended December 31, 2001. Investing activities for the year ended December 31, 2002 consisted primarily of equipment purchases. Investing activities for the year ended December 31, 2001 primarily consisted of equipment purchases, intangible asset purchases and leasehold improvements associated with our recuperator core manufacturing facility.

     Our net cash provided by financing activities of $2.8 million for the year ended December 31, 2002 was primarily from proceeds of $4.0 million from the sale of stock to UTC. This was partially offset by repayment of capital lease obligations of $1.3 million. Our net cash provided by financing activities of $1.0 million for the year ended December 31, 2001 was primarily from $2.5 million from exercise of stock options and employee stock purchases, offset by repayment of capital lease obligations of $1.4 million. We have financed our operations and investing activities primarily through private and public equity issuances. The source of our cash balance of $140.3 million as of December 31, 2002 was primarily provided by financing activities during 2000 from the issuance of common stock in our initial public offering with net proceeds of $153.6 million and the issuance of common stock in our secondary offering with net proceeds of $19.6 million. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Contractual Obligations and Commercial Commitments

          At December 31, 2002, our commitments under non-cancelable operating and capital leases were as follows:

Year Ending December 31,	Operating Leases	Capital Leases

2003	$1,553,000	$1,821,000
2004	1,599,000	946,000
2005	1,639,000	—
2006	1,506,000	—
2007	1,487,000	—
Thereafter	4,098,000	—

Total minimum lease payments	$11,882,000	2,767,000

Less amount representing interest		271,000

Net present value		2,496,000
Less current portion		1,522,000

Long-term portion		$974,000

     In 2000, the United States Department of Energy (“DOE”) awarded us $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award is to be distributed over a five-year period. The program is estimated to cost $23.0 million over the five years, which would require us to provide approximately $13.0 million of our own R&D expenditures. We have billed $6.4 million to DOE under this agreement through December 31, 2002. As of December 31, 2002, our remaining commitment to make our own R&D expenditures under this award is approximately $9.0 million. In 2001, we were awarded a $3.0 million grant from DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million over a three-year period, which would require us to provide approximately $2.5 million of our own R&D expenditures. We have billed DOE $0.5 million under this agreement through December 31, 2002. As of December 31, 2002, we have a remaining commitment under this award of approximately $2.2 million to spend our own R&D funds.

     As of December 31, 2002, the Company had firm commitments to purchase inventories of approximately $6.5 million and $2.4 million for non-inventory items.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     We do not currently use derivative financial instruments for speculative purposes that expose us to market risk. Information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of Notes to Financial Statements.

Foreign Currency

     We currently develop products in the United States and market our products predominantly in North America, Europe and Asia. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. We have employees in Sweden. Payroll and related benefits and other office expenses are paid in the country’s local currency. In the future, as our customers, employees and vendor bases expand, we anticipate entering into more transactions that are denominated in foreign currencies.

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

Impact of Recently Issued Accounting Standards

     In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion 20, “Accounting Changes”. If so elected, disclosure should be made in periods subsequent to the date of initial application of this consensus of the amount of the recognized revenue that was previously included in the cumulative-effect adjustments. We are currently reviewing the impact of this EITF.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The disclosure requirements apply to all companies for fiscal years ended after December 15, 2002. We disclosed in Note 2 to the financial statements in tabular presentation in accordance with SFAS No. 148, the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123.

     In November 2002, FASB Interpretation (‘FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. We disclosed our accounting policy on product warranty in Note 2 and have presented the required disclosures in Note 8 to the financial statements.

     In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the Financial Accounting Standards Board. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our consolidated financial position or results of operations, as we have not initiated any exit activities or disposal activities.

     In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued by the Financial Accounting Standards Board. SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. We adopted SFAS No. 144 effective January 1, 2002. We recognized an impairment loss on long-lived assets and manufacturing rights related to its core facility of $5.0 million in the fourth quarter of 2002 (see Note 4 to the financial statements).

     In July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued by the Financial Accounting Standards Board. SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 specifies that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. An intangible asset subject to amortization will be reviewed for impairment in accordance with SFAS No. 144. We adopted SFAS No. 142 effective January 1, 2002. We recognized an impairment loss on marketing rights of $16.0 million in the second quarter of 2002 (see Note 4 to the financial statements).

Item 8. Financial Statements and Supplementary Data.

CAPSTONE TURBINE CORPORATION
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Capstone Turbine Corporation:

     We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiary (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 2003

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$140,310,000	$170,868,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $194,000 in 2002 and $163,000 in 2001	4,893,000	8,016,000
Inventory	9,124,000	21,973,000
Prepaid expenses and other current assets	2,331,000	1,422,000

Total current assets	156,658,000	202,279,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	22,996,000	22,895,000
Leasehold improvements	8,480,000	9,235,000
Molds and tooling	4,350,000	4,534,000

	35,826,000	36,664,000
Less accumulated depreciation and amortization	15,346,000	9,362,000

Total equipment and leasehold improvements	20,480,000	27,302,000

Non-current portion of Inventory	6,784,000	—
Deposits on Fixed Assets	708,000	2,550,000
Other Assets	532,000	242,000
Intangible Assets, Net	2,029,000	21,881,000

Total	$187,191,000	$254,254,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,321,000	$3,490,000
Accrued salaries and wages	2,088,000	1,440,000
Other accrued liabilities	1,132,000	1,263,000
Accrued warranty reserve	6,913,000	4,145,000
Deferred revenue	734,000	1,471,000
Current portion of capital lease obligations	1,522,000	1,308,000

Total current liabilities	16,710,000	13,117,000

Long-Term Portion of Capital Lease Obligations	974,000	2,525,000
Other Long-Term Liabilities	1,325,000	1,158,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 81,635,035 shares issued and 81,437,822 shares outstanding at December 31, 2002; 77,207,383 shares issued and outstanding at December 31, 2001	82,000	77,000
Additional paid-in capital	526,952,000	521,668,000
Accumulated deficit	(358,646,000)	(284,291,000)
Less Treasury stock, at cost; 197,213 shares in 2002	(206,000)	—

Total stockholders’ equity	168,182,000	237,454,000

Total	$187,191,000	$254,254,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

Net Revenues	$19,529,000	$35,956,000	$23,163,000
Cost of Goods Sold (including impairment loss of $5,016,000 in 2002)	41,530,000	39,602,000	27,815,000

Gross Loss	(22,001,000)	(3,646,000)	(4,652,000)
Operating Costs and Expenses:
Research and development	6,966,000	10,658,000	11,319,000
Selling, general, and administrative	31,846,000	40,780,000	24,067,000
Impairment loss on Marketing Rights	15,999,000	—	—

Total operating costs and expenses	54,811,000	51,438,000	35,386,000

Loss from Operations	(76,812,000)	(55,084,000)	(40,038,000)
Interest Income	2,840,000	8,690,000	9,589,000
Interest Expense	(407,000)	(585,000)	(915,000)
Other Income (Expense), net	26,000	121,000	(59,000)

Loss Before Income Taxes	(74,353,000)	(46,858,000)	(31,423,000)
Provision for Income Taxes	2,000	1,000	1,000

Net Loss	(74,355,000)	(46,859,000)	(31,424,000)

Preferred Stock Dividends and Accretion	—	—	(559,862,000)

Net Loss Attributable to Common Stockholders	$(74,355,000)	$(46,859,000)	$(591,286,000)

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.95)	$(0.61)	$(12.82)

Weighted Average Common Shares Outstanding	78,130,795	76,694,670	46,107,074

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional
			Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2000	2,377,826	$2,000	$—	$(144,227,000)	$—	$(144,225,000)
Common stock warrants granted			8,132,000			8,132,000
Stock-based compensation			1,744,000			1,744,000
Exercise of stock options, warrants and employee stock purchases	10,912,609	12,000	3,653,000			3,665,000
Repurchase of preferred stock			2,209,000	454,000		2,663,000
Accretion of preferred stock			(13,883,000)	(457,593,000)		(471,476,000)
Dividends accrued for Series A preferred stock				(196,000)		(196,000)
Dividends accrued for Series B preferred stock				(94,000)		(94,000)
Dividends accrued for Series C preferred stock				(198,000)		(198,000)
Dividends accrued for Series D preferred stock				(137,000)		(137,000)
Dividends accrued for Series E preferred stock				(403,000)		(403,000)
Beneficial conversion feature for Series G preferred stock				(89,567,000)		(89,567,000)
Dividends waived on preferred stock			440,000	6,309,000		6,749,000
Conversion of preferred stock	51,312,037	51,000	341,296,000	479,644,000		820,991,000
Issuance of common stock	11,168,831	11,000	173,147,000			173,158,000
Net loss				(31,424,000)		(31,424,000)

Balance, December 31, 2000	75,771,303	76,000	516,738,000	(237,432,000)		279,382,000
Stock-based compensation			2,535,000			2,535,000
Exercise of stock options and employee stock purchases	1,436,080	1,000	2,505,000			2,506,000
Stock issuance costs			(110,000)			(110,000)
Net loss				(46,859,000)		(46,859,000)

Balance, December 31, 2001	77,207,383	77,000	521,668,000	(284,291,000)		237,454,000
Stock-based compensation			1,024,000			1,024,000
Issuance of common stock	3,994,817	4,000	3,981,000			3,985,000
Exercise of stock options and employee stock purchases	432,835	1,000	279,000			280,000
Purchase of treasury stock					(206,000)	(206,000)
Net loss				(74,355,000)		(74,355,000)

Balance, December 31, 2002	81,635,035	$82,000	$526,952,000	$(358,646,000)	$(206,000)	$168,182,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net loss	$(74,355,000)	$(46,859,000)	$(31,424,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,891,000	10,560,000	7,126,000
Impairment loss on fixed assets and manufacturing license	5,016,000	—	—
Impairment loss on marketing rights	15,999,000	—	—
Provision for doubtful accounts and returns	215,000	160,000	35,000
Inventory write-down	4,793,000	2,900,000	407,000
Provision for warranty expenses	6,175,000	2,391,000	4,569,000
Loss on disposal of fixed assets	102,000	90,000	95,000
Non-employee stock compensation	—	396,000	60,000
Employee and director stock compensation	1,024,000	2,139,000	1,744,000
Changes in operating assets and liabilities:
Accounts receivable	2,907,000	(4,461,000)	(1,274,000)
Inventory	1,272,000	(10,750,000)	(5,727,000)
Prepaid expenses and other assets	(1,202,000)	236,000	648,000
Accounts payable	830,000	(1,238,000)	2,999,000
Accrued salaries and wages	639,000	531,000	458,000
Other accrued liabilities	44,000	578,000	(716,000)
Accrued warranty reserve	(3,406,000)	(3,835,000)	(2,148,000)
Deferred revenue	(737,000)	(2,592,000)	(632,000)

Net cash used in operating activities	(30,793,000)	(49,754,000)	(23,780,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(2,515,000)	(16,818,000)	(10,041,000)
Proceeds from sale of equipment	—	1,000	1,221,000
Acquisition of Intangible assets	—	(557,000)	(18,106,000)

Net cash used in investing activities	(2,515,000)	(17,374,000)	(26,926,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(1,309,000)	(1,347,000)	(1,608,000)
Exercise of stock options, warrants and employee stock purchases	280,000	2,506,000	4,375,000
Net proceeds from issuance of Series G preferred stock	—	—	120,362,000
Stock issuance costs	—	(110,000)	—
Repurchase of preferred stock	—	—	(15,492,000)
Purchase of treasury stock	(206,000)	—	—
Net proceeds from issuance of common stock	3,985,000	—	173,158,000

Net cash provided by financing activities	2,750,000	1,049,000	280,795,000

Net Increase (Decrease) in Cash and Cash Equivalents	(30,558,000)	(66,079,000)	230,089,000
Cash and Cash Equivalents, Beginning of Year	170,868,000	236,947,000	6,858,000

Cash and Cash Equivalents, End of Year	$140,310,000	$170,868,000	$236,947,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$407,000	$584,000	$770,000
Income taxes	$2,000	$1,000	$1,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company

     Capstone Turbine Corporation (the “Company”) develops, manufactures, and markets microturbine generator sets for use in combined heat and power generation, resource recovery, hybrid electric vehicles and other power and heat applications in the markets for distributed power generation. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

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

     Depreciation and Amortization — Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized over the period of the lease or the estimated useful lives of the assets, whichever is shorter. Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method. Amortization of assets under capital leases and intangible assets are included with depreciation and amortization expense. Depreciation and amortization expense was $9,891,000, $10,560,000 and $7,126,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Long-Lived Assets — The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company’s policy is to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company recognized impairment losses during 2002 as described in Note 4.

     Revenues — The Company’s revenues consist of sales of products, accessories, parts and service, net of discounts and allowance for sales returns. We recognize revenue when all of the following criteria are met; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, selling price is fixed or determinable and collectibility is reasonably assured. Currently, there are no rights of return privileges on product sales. However, the Company has made some limited exceptions to the no-right-of-return policy. The Company has provided for an allowance for future sales returns based on historical information.

     Warranty Policy — Estimated future warranty obligations are provided for by charges to operations in the period in which the related revenue is recognized. The warranty reserve is based upon historical and projected product and parts failure rates, estimated costs to repair or replace a unit or part and the number of units or parts covered under the warranty period.

     The following table represents the changes in the product warranty liability for 2002:

          In thousands except per share amounts

	As of December 31,

	2002	2001	2000
Balance at beginning of year	$4,145	$5,589	$3,168
Reductions for payments made in cash or in kind	(3,556)	(3,835)	(2,148)
Changes for accruals related to warranties issued during the period	3,095	2,391	4,569
Deferred revenues associated with extended warranties	149	—	—
Changes for accruals related to preexisting warranties	3,080	—	—

Balance at end of year	$6,913	$4,145	$5,589

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

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

     Contingencies — The Company accounts for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

     Risk Concentrations — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     Two customers accounted for 12% and 10% of the Company’s net revenues for the year ended December 31, 2002. Two customers accounted for 14% and 11% of the Company’s net revenues for the year ended December 31, 2001. Two customers accounted for 22% and 10% of the Company’s net revenues for the year ended December 31, 2000. Accounts receivable at December 31, 2002 included $1,214,000, representing 25% of total receivables, for unpaid billings to the government under cost-sharing programs. Accounts receivable at December 31, 2001 included $1,852,000, or 23% of the total balance, from a single customer.

     Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Net Loss Per Common Share — Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. The impact of common stock options has not been included for purposes of the computation of diluted earnings per share as its inclusion would have had an antidilutive effect on the per-share amounts for the periods presented; therefore, diluted loss per share is equal to basic loss per share. At December 31, 2002, 2001 and 2000, 10.6 million, 6.6 million and 5.7 million stock options, respectively, were excluded because the effect would be antidilutive.

     Stock-Based Compensation — We account for our employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We account for equity instruments issued to other than employees using the fair value at the date of grant. All stock option plans are described more fully in Note 7.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The disclosure requirements apply to all companies for fiscal years ended after December 15, 2002. The following table is presented in accordance with SFAS No. 148 and illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

          In thousands except per share amounts

	For the years ended December 31,

	2002	2001	2000

Net loss attributable to common stockholders, as reported	$(74,355)	$(46,859)	$(591,286)
Add: Stock-based employee compensation included in reported net loss	1,024	2,139	1,744

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

In thousands except per share amounts

	For the years ended December 31,

	2002	2001	2000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,117)	(8,412)	(5,398)

Pro forma net loss	$(82,448)	$(53,132)	$(594,940)

Net Loss per share – Basic and Diluted:
As reported	$(0.95)	$(0.61)	$(12.82)
Pro forma	$(1.06)	$(0.69)	$(12.90)

     In computing the impact of SFAS No. 123, the weighted-average fair value of $1.27, $11.62 and $9.12 for 2002, 2001 and 2000 stock option grants, respectively, was estimated at the dates of grant using the following assumptions for 2002, 2001 and 2000: risk-free interest rate of approximately 3.8%, 4.6% and 6.2%, respectively, and no assumed dividend yield. The weighted average expected life of the options was 4 years for each of the years 2002, 2001 and 2000. The volatility used for 2002, 2001 and 2000 was 127%, 140% and 95%, respectively. For purposes of determining the SFAS No. 123 pro forma compensation expense, the fair value of the options is amortized over the vesting period. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models even though such models were developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company’s stock option awards.

     Supplemental Cash Flow Information — During 2000, the Company financed machinery purchases of $1,290,000 through capital lease obligations.

     During 2000, the Company issued approximately $60,000 of preferred stock for services rendered by several vendors. The expense was recorded at the fair value of services received.

     Segment Reporting — The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of this operating segment are the development, manufacture and sale of turbine generator sets and their related accessories, parts and service. Revenues from accessories, parts and service for the years ended December 31, 2002, 2001 and 2000 were $4,984,000, $3,786,000 and $1,104,000, respectively. Following is the geographic revenue information:

	Years Ended December 31,

	2002	2001	2000

North America	$12,312,000	$23,935,000	$13,913,000
Asia	4,990,000	8,321,000	8,273,000
Europe	2,452,000	1,902,000	977,000
South America	264,000	1,058,000	—
Africa	(489,000)	740,000	—

Total Revenues	$19,529,000	$35,956,000	$23,163,000

     Revenues and margins for the year ended December 31, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa.

     Reclassifications — Certain prior year balances have been reclassified to conform with the current year presentation.

     New Accounting Pronouncements — In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion 20, “Accounting Changes”. If so elected, disclosure should be made in periods subsequent to the date of initial application of this consensus of the amount of the recognized revenue that was previously included in the cumulative-effect adjustments. The Company is currently reviewing the impact of this EITF.

     In November 2002, FASB Interpretation (‘FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has disclosed its accounting policy on product warranty in Note 2 and has presented the required disclosures in Note 8.

     In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the Financial Accounting Standards Board. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company’s consolidated financial position or results of operations as it has not initiated any exit activities or disposal activities.

     In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued by the Financial Accounting Standards Board. SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 effective January 1, 2002. The Company recognized an impairment loss on long-lived assets and manufacturing rights related to its core facility of $5,016,000 in the fourth quarter of 2002 (see Note 4).

     In July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued by the Financial Accounting Standards Board. SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 specifies that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. An intangible asset subject to amortization will be reviewed for impairment in accordance with SFAS No. 144. The Company adopted SFAS No. 142 effective January 1, 2002. The Company recognized an impairment loss on marketing rights of $15,999,000 in the second quarter of 2002 (see Note 4).

3.	Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consist of the following:

	December 31,	December 31,
	2002	2001

Raw materials	$12,623,000	$13,466,000
Work in process	1,831,000	2,220,000
Finished goods	1,454,000	6,287,000

Total	15,908,000	21,973,000
Less non-current portion	6,784,000	—

Current portion	$9,124,000	$21,973,000

     At December 31, 2002, the non-current portion of inventory of $6,784,000 represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.

     Provision for inventory losses of $4.8 million in 2002, $2.9 million in 2001 and $0.4 million in 2000 were charged to operations to write-down inventory to its net realizable value.

4.	Intangible Assets and Long-Lived Assets

     Intangible assets consist of the following:

		December 31, 2002			December 31, 2001

		Gross	Accumulated
	Asset	Carrying	Amortization and	Intangible	Gross Carrying	Accumulated	Intangible
	Life	Amount	Impairment Loss	Assets, Net	Amount	Amortization	Assets, Net

Marketing Rights	6	$—	$—	$—	$28,046,000	$(9,380,000)	$18,666,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 31, 2002			December 31, 2001

		Gross	Accumulated
	Asset	Carrying	Amortization and	Intangible	Gross Carrying	Accumulated	Intangible
	Life	Amount	Impairment Loss	Assets, Net	Amount	Amortization	Assets, Net

Manufacturing License	10	3,663,000	(1,634,000)	2,029,000	3,663,000	(448,000)	3,215,000

		$3,663,000	$(1,634,000)	$2,029,000	$31,709,000	$(9,828,000)	$21,881,000

     In 1999, the Company reacquired contractual marketing rights for certain territories from a former shareholder. As part of the agreement, the Company paid $5.0 million in 1999 and $4.0 million in January 2000. In February 2000, the Company issued 1,250,000 shares of Series G preferred stock with a fair value of $8.3 million as part of the consideration paid to reacquire the marketing rights. In addition, the agreement for the repurchase of the marketing rights provided for the acceleration of future royalty payments in the event of an initial public offering. In July 2000, the Company paid $11.0 million in royalty payments, consisting of $204,000 in a previously recorded royalty liability and $10.8 million in an accelerated royalty liability. The Company recorded an intangible asset for the repurchase of marketing rights in the total amount of $28.0 million. The marketing rights were amortized over the original agreement period of 6 years and the Company recorded $2.7 million, $5.3 million and $3.9 million of amortization expense in selling, general, and administrative expenses for the years ended December 31, 2002, 2001 and 2000, respectively. In the second quarter of 2002, due to a change in sales forecast in the territories covered by the agreement, the Company recognized a full impairment loss on the marketing rights of $16.0 million. The Company estimated the fair value of the marketing rights based on the present value of expected future cash flows for the remaining life of the marketing rights.

     In August 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier, requiring a total of $9.1 million in payments based on various milestones through April 2001. All payments had been made as of December 31, 2001. Under the terms of the Agreements, the Company acquired fixed assets and manufacturing technology, which provide the Company with the ability to manufacture components previously purchased from the supplier. The Agreements require the Company to pay a per-unit royalty fee over a seventeen-year period. As of December 31, 2002, there was no royalty earned under the terms of the agreement. As a result of these Agreements, the Company and the supplier mutually terminated any obligations under their prior agreements. The total consideration of $9,100,000 was allocated as follows:

Fixed assets	$3,665,000
Manufacturing license	3,663,000
Inventory	658,000
Expense	1,114,000

$9,100,000

     The fixed assets acquired are being depreciated over their useful lives, ranging from three to ten years. The intangible asset represents the license granted to the Company to use the former supplier’s intellectual property for the design and manufacture of licensed product for use in microturbines. In the fourth quarter of 2002, due to a change in sales forecast, the Company recognized a partial impairment loss of $5.0 million which is included in Cost of Goods Sold and was allocated as follows; $4.2 million to fixed assets and $0.8 million to the manufacturing license. The Company estimated the fair value of these assets based on the present value of expected future cash flows for the remaining life of the manufacturing license, which is the primary asset of our recuperator core facility. We used the expected cash flow approach in accordance with the guidelines in SFAS No. 144.

     The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $374,000, $370,000 and $78,000 of amortization expense for the years ended December 31, 2002, 2001 and 2000, respectively. The Manufacturing License is scheduled to be fully amortized by 2010 with corresponding amortization estimated to be $267,000, $267,000, $267,000, $267,000, $267,000 and $694,000, for years 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

5.	Income Taxes

     Significant components of the Company’s deferred income tax assets (liabilities) and related valuation allowances at December 31, 2002 and 2001 are as follows:

	2002	2001

Current deferred income tax assets:
Inventory	$4,407,000	$3,031,000
Warranty reserve	2,961,000	1,776,000
Deferred revenue	315,000	655,000
Other	900,000	968,000
Current deferred income tax liabilities:
State taxes	(9,383,000)	(6,978,000)

Net current deferred income tax liabilities	(800,000)	(548,000)

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2002	2001

Long-term deferred income tax assets:
Net operating loss (“NOL”) carryforwards	100,083,000	75,287,000
Tax credit carryforwards	11,716,000	9,594,000
Depreciation, amortization and impairment loss	6,635,000	—
Other income tax assets	2,498,000	5,786,000
Long-term deferred income tax liabilities:
Depreciation and amortization	—	(498,000)

Net long-term deferred income tax assets	120,932,000	90,169,000

Valuation allowance	(120,132,000)	(89,621,000)

Total deferred income tax assets	$—	$—

     Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred income tax assets.

     The Company’s net operating loss and tax credit carryforwards for federal and state income tax purposes at December 31, 2002 are as follows:

		Expiration
		Period

Federal NOL	$238,870,000	2009 to 2022
State NOL	$213,427,000	2007 to 2013
Federal tax credit carryforwards	$6,638,000	2009 to 2017
State tax credit carryforwards	$5,074,000	2009 to 2017

     The net operating losses and federal and state tax credits can be carried forward to offset future taxable income, if any. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. In September 2002, changes in certain California tax laws were enacted, which, among other provisions suspended the use of corporations’ California net operating loss carryforwards to offset taxable income in 2002 and 2003. Corporations can resume using their net operating losses to offset taxable income in 2004. Suspended net operating losses generated prior to 2002 and unavailable for usage as a result of the change in law have an additional two-year life.

     Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder (“Disqualifying Dispositions”) provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $21.8 million of the Company’s federal and state NOL carryforwards as of December 31, 2002 were generated by disqualifying dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of $8.7 million associated with these stock options will be excluded from the provision (benefit) for income taxes and credited directly to additional paid-in-capital.

     A reconciliation of income tax benefit to the federal statutory rate follows:

	Years Ended December 31,

	2002	2001	2000

Federal income tax at the statutory rate	$(25,281,000)	$(15,932,000)	$(10,680,000)
State taxes, net of federal effect	(4,338,000)	(2,734,000)	(1,848,000)
Other	(795,000)	(988,000)	40,000
Valuation allowance	30,414,000	19,654,000	12,488,000

Income tax benefit	$—	$—	$—

6.	Stockholders’ Equity

     In October 2002, the Company entered into a strategic alliance with UTC through its UTC Power Division. The strategic alliance between UTC and Capstone is a ten-year agreement that involves the integration, marketing, sales and service of CHP solutions targeted for commercial buildings. The UTC Agreement provides for the combination of Capstone microturbine products with UTC absorption chillers. UTC will be the exclusive distributor for the combined Capstone MicroTurbines with UTC absorption chillers, but they will also be a non-exclusive distributor generally for Capstone MicroTurbines. The UTC Agreement is limited to

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

North America and most of Europe. As part of the UTC Agreement, UTC purchased 3,994,817 shares of Capstone’s common stock for an aggregate price of approximately $4.0 million. The UTC shares are subject to a lock-up period of nine months subject to certain exceptions provided for in the UTC Agreement.

     In October 2002, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $10 million of the Company’s common stock. The Company could purchase shares from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The program has no termination date. During 2002, the Company repurchased 197,213 shares at aggregate price of $206,000.

     The Company issued 222 and 478 shares of common stock to employees in consideration for services performed in 2001 and 2000, respectively. The expense, which was insignificant, was recorded at the fair market value of the shares issued.

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

     On February 24, 2000, the Company closed the Series G preferred stock issuance for $4.00 per share in a private placement. Proceeds, net of origination fees, to the Company approximated $131.1 million, of which $10.8 million was received in 1999. 35,683,979 shares of Series G were issued, which included 1,250,000 shares issued to an existing stockholder for no cash consideration (see Note 4) and 58,979 shares issued to holders of promissory notes for accrued interest. The Series G preferred stock was issued with a beneficial conversion feature as the fair value of the common stock into which the preferred stock was convertible exceeded the carrying value. The beneficial conversion feature was determined to be approximately $89.6 million. This amount was

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounted for as a charge to accumulated deficit and an in-substance dividend to the preferred stockholders in February 2000 and accordingly increased the loss applicable to common stockholders. The Company issued 739,577 common stock warrants at a per share exercise price of $0.67 to an investment banker for services rendered in conjunction with the Series G preferred stock offering. The fair value of these warrants of $7.6 million was recorded as origination fees at the time of the Series G issuance.

7.	Stock Options and Employee Stock Purchase Plan

     In November 2002, the Company issued 3,840,000 non-qualified common stock options outside of the 2000 Equity Incentive Plan (“2000 Plan”) at an exercise price equal to the fair market value of its common stock. Accordingly, no stock-based compensation was recorded for the grant. The options were issued as part of the compensation package of the Company’s Interim Chief Executive Officer, who at the time the options were granted was the Company’s Interim Chief Operating Officer. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. 1/48th of the options vests each month.

     In January 2002, the Company issued 350,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock. Accordingly, no stock-based compensation was recorded for the grant. The options were issued as part of the compensation package of the Company’s CFO. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. 1/4th of the options vests one year after the grant date and 1/48th vests on the first day of each full month thereafter, so that all of the options shall be vested on the first day of the 48th month after the grant date.

     In November 2001, the Company issued 800,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock. Accordingly, no stock-based compensation was recorded for the grant. The options were issued as part of the compensation package of the Company’s former Chief Operating Officer who resigned in 2002. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. 200,000 vested options that were outstanding at December 31, 2002 expired unexercised in 2003.

     In June 2000, the Company adopted the 2000 Plan, as a successor plan to the 1993 Incentive Stock Plan (“1993 Plan”). The 2000 Plan, as amended in April 2002, provides for awards of up to 3,700,000 shares of common stock, plus the number of shares previously authorized and remaining available under the 1993 Plan, plus any shares covered by options granted under the 1993 Plan that are forfeited or expire unexercised. Options granted under the 2000 Plan shall be vested and exercisable as determined by the Plan Administrator and set forth in the Option Agreement, provided, however, that except with regard to options granted to officers, directors and consultants, in no event shall an option granted become vested and exercisable at a rate less than 20% per year over five years. As of December 31, 2002, 2,301,408 shares were available for future grant.

     In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the granting of Purchase Rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the Purchase Rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of Purchase Rights. The maximum amount that an employee can contribute during a Purchase Right Period is $25,000 or 15% of the employee’s regular compensation. Under the Purchase Plan, the exercise price of a Purchase Right will be the lesser of 85% of the fair market value of such shares on the first day of the Purchase Right Period or the last day of the Purchase Right Period. For this purpose, the fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question. Employee stock purchases under the Purchase Plan were 147,486, 77,966 and 57,294 shares in 2002, 2001 and 2000, respectively. As of December 31, 2002, 617,254 shares were available for future grant.

     During 2000 and 1999, the Company issued common stock options at less than the fair market value of its common stock. Accordingly, the Company recorded employee stock-based compensation expense based on the vesting of these grants of $1,024,000, $2,139,000 and $1,744,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Stock-based compensation expense for the year ended December 31, 2002 was included in cost of goods sold, R&D and selling, general, and administrative expenses in the amounts of $41,000, $268,000 and $715,000, respectively. Stock-based compensation expense for year ended December 31, 2001 was included in cost of goods sold, R&D, and selling, general, and administrative expenses in the amounts of $61,000, $314,000 and $1,764,000, respectively. Included in the $1,764,000 in 2001 was $548,000 related to the accelerated vesting of stock options granted to the Company’s former CFO (see Note 10). Stock-based compensation expense for year ended December 31, 2000 was included in cost of goods sold, R&D, and selling, general, and administrative expenses in the amounts of $64,000, $305,000, and $1,375,000, respectively. As of December 31, 2002, the Company had $964,000 in deferred stock compensation related to stock options, which will be recognized as stock-based compensation expense through 2004.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Information relating to all outstanding stock options, except for the Purchase Plan, is as follows:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding at December 31, 1999	5,090,337	$0.63
Granted	1,515,600	8.39
Exercised	(892,328)	0.51
Canceled	(47,512)	3.41

Outstanding at December 31, 2000	5,666,097	2.61
Granted	3,170,550	13.45
Exercised	(1,357,893)	1.30
Canceled	(866,013)	11.54

Outstanding at December 31, 2001	6,612,741	6.91
Granted	5,716,025	1.58
Exercised	(285,349)	0.41
Canceled	(1,451,683)	8.57

Outstanding at December 31, 2002	10,591,734	$4.05

     Options exercisable at December 31, 2002, 2001 and 2000 were 3,772,586, 2,161,201 and 1,984,874 with weighted average exercise prices of $4.94, $1.89 and $0.79, respectively.

     Additional information regarding options outstanding at December 31, 2002, is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted	Exercisable	Weighted
	Number of Shares	Remaining	Average	at	Average
	Outstanding at	Contractual Life	Exercise	December	Exercise
Exercise Price	December 31, 2002	(in Years)	Price	31, 2002	Price

Up to $1.00	2,581,544	6.0	$0.59	2,339,274	$0.62
$1.01 to $10.00	7,001,081	8.7	$2.23	916,157	$4.62
$10.01 to $20.00	203,722	8.1	$16.87	112,922	$16.44
Greater than $20.00	805,387	8.3	$27.72	404,233	$27.48

	10,591,734	7.8	$4.05	3,772,586	$4.94

8.	Commitments and Contingencies

     As of December 31, 2002, the Company had firm commitments to purchase inventories of approximately $6.5 million and $2.4 million for non-inventory items.

     At December 31, 2002 and 2001, respectively, the Company had equipment under capital leases with a cost of $6,458,000 and $6,618,000 and accumulated amortization of $4,799,000 and $3,625,000, respectively. The lease terms range from three to five years. The deferred gain on sale-leaseback capital lease obligations was $31,000 and $55,000 as of December 31, 2002 and 2001, respectively, which is being recognized as an offset to amortization expense over the useful life of the asset. The related assets collateralize the capital lease obligations.

     The Company leases offices, manufacturing and warehouse spaces under various non-cancelable operating leases. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the period of the lease. Rent expense amounted to approximately $1,843,000, $1,878,000 and $1,191,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Deferred rent included in Other Long-term Liabilities amounted to $574,000 and $497,000 as of December 31, 2002 and 2001, respectively. Also included in Other Long-term Liabilities was an accrual of $555,000 and $526,000 as of December 31, 2002 and 2001, respectively, for the expected loss on sub-lease of an office space previously occupied by its wholly owned subsidiary.

     At December 31, 2002, the Company’s commitments under non-cancelable operating and capital leases were as follows:

Year Ending December 31,	Operating Leases	Capital Leases

2003	$1,553,000	$1,821,000
2004	1,599,000	946,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ending December 31,	Operating Leases	Capital Leases

2005	1,639,000	—
2006	1,506,000	—
2007	1,487,000	—
Thereafter	4,098,000	—

Total minimum lease payments	$11,882,000	2,767,000

Less amount representing interest		271,000

Net present value		2,496,000
Less current portion		1,522,000

Long-term portion		$974,000

     As of December 31, 2002 and 2001, deposits on fixed assets amounted to $708,000 and $2,550,000, respectively. These deposits, made in the normal course of business, will be capitalized as fixed assets upon receipt of the assets.

     In 2000, the United States Department of Energy (“DOE”) awarded the Company $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award is to be distributed over a five-year period. The program is estimated to cost $23.0 million over the five years, which would require the Company to provide approximately $13.0 million of its own R&D expenditures. The Company had billed DOE under this agreement $6.4 million through December 31, 2002. As of December 31, 2002, the Company’s remaining commitment to spend its own R&D expenditures under this award is approximately $9.0 million. In 2001, the Company was awarded a $3.0 million grant from DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million over a three-year period, which would require the Company to provide approximately $2.5 million of its own R&D expenditures. The Company had billed DOE under this agreement $0.5 million through December 31, 2002. As of December 31, 2002, the Company’s remaining commitment to spend its own R&D expenditures under this award is approximately $2.2 million. The Company accounts for grant distributions as offsets to R&D expenses. During 2002, 2001 and 2000, total offsets to R&D expenses such as the DOE award amounted to $5.6 million, $2.1 million and $0.1 million, respectively.

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

9.	Employee Benefit Plans

     The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to 15% of their eligible compensation. Employees are fully vested in their contributions to the plan. The

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plan also provides for both Company matching and discretionary contributions, which are to be determined by the Board of Directors. No Company contributions have been made to the plan since its inception.

     The Company has a deferred compensation plan providing eligible executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The total of participant deferrals and earnings thereon was $196,000 and $135,000 at December 31, 2002 and 2001, respectively. The participant deferrals earn interest at prime interest rate set by Wells Fargo Bank plus 1% per year. The interest expense related to this plan was $8,000 in 2002 and $1,000 in 2001. The total amount of deferrals and interest is included in Other Long-Term Liabilities.

10.	Related Party Transactions

     Mr. Eliot Protsch became a member of the Company’s Board of Directors in April 2002 and became Chairman of the Company’s Board of Directors in October 2002. Mr. Protsch is President of Alliant Energy-Interstate Power and Light and Executive Vice-President, Energy Delivery at Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. Sales to Alliant Energy Resources, Inc. were approximately $1.5 million in 2002 and $1.9 million in 2001. The Company has outstanding deposits from Alliant Energy Resources, Inc. of $44,000 at December 31, 2002.

     In October 2002, the Company entered into a strategic alliance with UTC through its UTC Power Division (see Note 6). Sales to UTC’s affiliated companies were approximately $332,000 in 2002. Related accounts receivable were $29,000 at December 31, 2002.

     In October 2002, the Company entered into a Transition Agreement and Mutual Release with its then President, Chief Executive Officer. The agreement provided, among other items, that if he remains employed by the Company until May 6, 2003, he will continue to receive his current monthly salary for six months through May 6, 2003, which totals approximately $185,000, he will receive incentive consideration of $100,000 upon executing a Supplemental Release and he will also receive approximately $185,000 payable in equal installments, less applicable withholding taxes and in accordance with the Company’s payroll practices, during the twelve-month period following his separation as an employee. On February 27, 2003, the Board accepted his resignation as President, Chief Executive Officer and a member of the Board. He is expected to continue as an employee and a senior advisor to the Company through May 6, 2003.

     During 2002, the Company paid consulting fees of $225,000 to its former Chief Operating Officer.

     In December 2001, the Company entered into a Separation and Consulting Agreement with its then CFO. The agreement provided, among other items, an acceleration of vesting of his then unvested common stock options. The Company recognized stock-based compensation of $548,000 in 2001 based upon the intrinsic value of the unvested options that became vested. The Company paid him consulting fees of approximately $99,000 in 2002.

     During 2000, the Company loaned an aggregate of $300,000 to two of its then senior vice presidents. The current and non-current portions of the notes were included in Accounts Receivable and Other Assets, respectively. The loans were secured by deeds of trusts and bore interest at 6.80%. In 2001, $150,000 was collected on the two notes. The Company waived the accrued interest on the two notes. As of December 31, 2001, $150,000 of the principal amounts of the loans was outstanding and was collected in January 2002.

     In 2000, the Company entered into non-exclusive marketing agreements with various distributors. These agreements included commitments by the distributors for purchases of the Company’s products and investment commitments in the Company’s Series G preferred stock. Sales to these distributors were approximately $2 million in 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Capstone had no changes in independent auditors during the fiscal years ended December 31, 2002 and 2001.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item 10 is incorporated by reference from Capstone’s definitive proxy statement for its 2003 annual meeting of stockholders, scheduled to be held on May 30, 2003.

Item 11. Executive Compensation.

     The information required by this Item 11 is incorporated by reference from Capstone’s definitive proxy statement for its 2003 annual meeting of stockholders, scheduled to be held on May 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item 12 is incorporated by reference from Capstone’s definitive proxy statement for its 2003 annual meeting of stockholders, scheduled to be held on May 30, 2003.

     Equity Compensation Plan Information:

     The following table provides information as of December 31, 2002 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of	Weighted-
	securities to be	average	Number of securities
	issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding	options and	under equity
Plan Category	options and rights	rights	compensation plans

Equity compensation plans approved by stockholders (1)	6,201,734	$5.88	2,918,662
Equity compensation plans not approved by stockholders (2)	4,390,000	$1.47	—

Total	10,591,734	$4.05	2,918,662

(1)	Includes stock options under the Company’s 2000 Equity Incentive Plan and shares under the Employee Stock Purchase Plan.

(2)	Includes option granted outside the Company’s 2000 Equity Incentive Plan. For further discussion, please see Note 7 to the Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item 13 is incorporated by reference from Capstone’s definitive proxy statement for its 2003 annual meeting of stockholders, scheduled to be held on May 30, 2003.

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Exchange Act) as of a date within 90 days before the filing date of this quarterly report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)	Changes in internal controls

     Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.	Index to Financial Statements.

Page
Capstone Turbine Corporation	Reference

Independent Auditors’ Report of Deloitte & Touche LLP	32
Consolidated Financial Statements as of December 31, 2002 and 2001 and for the Years Ended December 31, 2002, 2001 and 2000:
Consolidated Balance Sheets	33
Consolidated Statements of Operations	34
Consolidated Statements of Stockholders’ Equity (Deficiency)	35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	37

2.	Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts	57

3.	Index to Exhibits.

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.

3.2(2)	Amended and Restated Bylaws of Capstone Turbine.

4.1(2)	Specimen stock certificate.

9.1(2)	Investor Rights Agreement.

9.2(2)	Amendment No. 1 to Investors Rights Agreement.

9.3(3)	Amendment No. 2 to Investors Rights Agreement.

9.4(3)	Amendment No. 3 to Investors Rights Agreement.

10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.

10.2(2)	1993 Incentive Stock Option Plan.

10.3(2)	Employee Stock Purchase Plan.

10.4(2)	2000 Equity Incentive Plan

10.5(4)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.

10.6(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.

10.7(6)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.

10.8(6)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.

10.9(5)	Deferred Compensation Plan of Capstone Turbine

10.10(7)	Executive Incentive Compensation Plan

10.11 (7)	Change of Control Severance Plan

10.12 (8)	Amended and Restated 2000 Equity Plan

10.13 (1)	Transition Agreement and Mutual Release between Dr. Ake Almgren and Capstone Turbine Corporation dated October 31, 2002 and February 26, 2003

10.14 (1)	The Interim CEO Network Agreement between Emily Liggett and ICN dated November 21, 2002

21.1(1)	List of Subsidiaries of Registrant.

23.1(1)	Consent of Deloitte & Touche LLP.

24.1(1)	Power of Attorney (included in the signature page of this Form 10-K).

99.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-48524).

(4)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000.

(5)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390).

(6)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957).

(7)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15957).

(8)	Incorporated by reference to Capstone Turbine’s S-8 filed on November 14, 2002 (File No. 333-101201).

(b)	Reports on Form 8-K.

There were no reports on Form 8-K that have been filed during the fourth quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

CAPSTONE TURBINE CORPORATION

By:	/s/ KAREN CLARK Karen Clark Senior Vice President, Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute Emily Liggett and Karen Clark, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 31st day of March, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ EMILY LIGGETT Emily Liggett	Interim Chief Executive Officer (Principal Executive Officer)

/s/ KAREN CLARK Karen Clark	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ELIOT PROTSCH Eliot Protsch	Chairman of the Board of Directors

/s/ RICHARD AUBE Richard Aube	Director

/s/ RICHARD DONNELLY Richard Donnelly	Director

/s/ JOHN JAGGERS John Jaggers	Director

/s/ JEAN-RENE MARCOUX Jean-Rene Marcoux	Director

/s/ JOHN G. MCDONALD John G. McDonald	Director

/s/ ERIC YOUNG Eric Young	Director

CERTIFICATION

I, Emily Liggett, certify that:

1.	I have reviewed this annual report on Form 10-K of Capstone Turbine Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ EMILY LIGGETT Emily Liggett Interim Chief Executive Officer

CERTIFICATION

I, Karen Clark, certify that:

1.	I have reviewed this annual report on Form 10-K of Capstone Turbine Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ KAREN CLARK Karen Clark Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Capstone Turbine Corporation:

     We have audited the financial statements of Capstone Turbine Corporation as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 26, 2003; such financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Capstone Turbine Corporation listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 26, 2003

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
Three-Year Period Ended December 31, 2002

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	from	at End
	of Year	Operations	Reserve	of Year

Allowance for doubtful accounts and sales returns:
December 31, 2000	$50,000	$35,000	$—	$85,000
December 31, 2001	85,000	160,000	82,000	163,000
December 31, 2002	163,000	215,000	184,000	194,000

EXHIBIT INDEX

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.

3.2(2)	Amended and Restated Bylaws of Capstone Turbine.

4.1(2)	Specimen stock certificate.

9.1(2)	Investor Rights Agreement.

9.2(2)	Amendment No. 1 to Investors Rights Agreement.

9.3(3)	Amendment No. 2 to Investors Rights Agreement.

9.4(3)	Amendment No. 3 to Investors Rights Agreement.

10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.

10.2(2)	1993 Incentive Stock Option Plan.

10.3(2)	Employee Stock Purchase Plan.

10.4(2)	2000 Equity Incentive Plan

10.5(4)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.

10.6(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.

10.7(6)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.

10.8(6)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.

10.9(5)	Deferred Compensation Plan of Capstone Turbine

10.10(7)	Executive Incentive Compensation Plan

10.11 (7)	Change of Control Severance Plan

10.12 (8)	Amended and Restated 2000 Equity Plan

10.13 (1)	Transition Agreement and Mutual Release between Dr. Ake Almgren and Capstone Turbine Corporation dated October 31, 2002 and February 26, 2003

10.14 (1)	The Interim CEO Network Agreement between Emily Liggett and ICN dated November 21, 2002

21.1(1)	List of Subsidiaries of Registrant.

23.1(1)	Consent of Deloitte & Touche LLP.

24.1(1)	Power of Attorney (included in the signature page of this Form 10-K).

99.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-48524).

(4)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000.

(5)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390).

(6)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957).

(7)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15957).

(8)	Incorporated by reference to Capstone Turbine’s S-8 filed on November 14, 2002 (File No. 333-101201).