Form 10-Q
period 2003-03-31
CAPSTONE TURBINE CORP
filed 2003-05-15
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☒ No ☐

     The number of outstanding shares of the registrant’s common stock as of April 30, 2003 was 81,267,570.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$132,584,000	$140,310,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $414,000 at March 31, 2003 and $194,000 at December 31, 2002	3,748,000	4,893,000
Inventory	12,121,000	9,124,000
Prepaid expenses and other current assets	1,341,000	2,331,000

Total current assets	149,794,000	156,658,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	23,914,000	22,996,000
Leasehold improvements	8,480,000	8,480,000
Molds and tooling	4,365,000	4,350,000

	36,759,000	35,826,000
Less accumulated depreciation and amortization	16,857,000	15,346,000

Total equipment and leasehold improvements	19,902,000	20,480,000

Non-current Portion of Inventory	4,412,000	6,784,000
Deposits on Fixed Assets	73,000	708,000
Other Assets	505,000	532,000
Intangible Asset, Net	1,961,000	2,029,000

Total	$176,647,000	$187,191,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,156,000	$4,321,000
Accrued salaries and wages	1,472,000	2,088,000
Other accrued liabilities	1,117,000	1,132,000
Accrued warranty reserve	6,657,000	6,913,000
Deferred revenue	1,253,000	734,000
Current portion of capital lease obligations	1,411,000	1,522,000

Total current liabilities	14,066,000	16,710,000

Long-Term Portion of Capital Lease Obligations	736,000	974,000
Other Long-Term Liabilities	1,277,000	1,325,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 81,700,735 shares issued and 81,248,782 shares outstanding at March 31, 2003; 81,635,035 shares issued and 81,437,822 shares outstanding at December 31, 2002	82,000	82,000
Additional paid-in capital	527,188,000	526,952,000
Accumulated deficit	(366,281,000)	(358,646,000)
Less Treasury stock, at cost; 451,953 shares at March 31, 2003; 197,213 shares at December 31, 2002	(421,000)	(206,000)

Total stockholders’ equity	160,568,000	168,182,000

Total	$176,647,000	$187,191,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$2,782,000	$4,591,000
Cost of Goods Sold	4,956,000	7,549,000

Gross Loss	(2,174,000)	(2,958,000)
Operating Costs and Expenses:
Research and development	1,006,000	1,439,000
Selling, general and administrative	4,821,000	8,360,000

Total operating costs and expenses	5,827,000	9,799,000

Loss from Operations	(8,001,000)	(12,757,000)
Interest Income	439,000	823,000
Interest Expense	(73,000)	(115,000)
Other Income	2,000	21,000

Loss Before Income Taxes	(7,633,000)	(12,028,000)
Provision for Income Taxes	2,000	2,000

Net Loss	$(7,635,000)	$(12,030,000)

Weighted Average Common Shares Outstanding	81,410,614	77,387,574

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.09)	$(0.16)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
			Additional
	Shares		Paid In	Accumulated	Treasury
	Issued	Amount	Capital	Deficit	Stock	Total

Three Months Ended March 31, 2002:
Balance, January 1, 2002	77,207,383	$77,000	$521,668,000	$(284,291,000)	$—	$237,454,000
Stock-based compensation	—	—	265,000	—	—	265,000
Exercise of stock options	200,173	—	80,000	—	—	80,000
Net loss	—	—	—	(12,030,000)	—	(12,030,000)

Balance, March 31, 2002	77,407,556	$77,000	$522,013,000	$(296,321,000)	$—	$225,769,000

Three Months Ended March 31, 2003:
Balance, January 1, 2003	81,635,035	$82,000	$526,952,000	$(358,646,000)	$(206,000)	$168,182,000
Stock-based compensation	—	—	214,000	—	—	214,000
Exercise of stock options	65,700	—	22,000	—	—	22,000
Purchase of treasury stock	—	—	—	—	(215,000)	(215,000)
Net loss	—	—	—	(7,635,000)	—	(7,635,000)

Balance, March 31, 2003	81,700,735	$82,000	$527,188,000	$(366,281,000)	$(421,000)	$160,568,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(7,635,000)	$(12,030,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,573,000	3,083,000
Non-cash reversal of administrative expenses	(1,099,000)	—
Provision for doubtful accounts	220,000	125,000
Inventory write-down	243,000	472,000
Provision for warranty expenses	385,000	847,000
Loss on disposal of fixed assets	—	37,000
Non-employee stock-based compensation	4,000	—
Employee and director stock-based compensation	210,000	265,000
Changes in operating assets and liabilities:
Accounts receivable	925,000	2,740,000
Inventory	(868,000)	941,000
Prepaid expenses and other assets	990,000	(275,000)
Accounts payable	(1,066,000)	(713,000)
Accrued salaries and wages	(625,000)	(152,000)
Other accrued liabilities	(54,000)	(823,000)
Accrued warranty reserve	(641,000)	(308,000)
Deferred revenue	519,000	(84,000)

Net cash used in operating activities	(6,919,000)	(5,875,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on fixed assets	(271,000)	(394,000)

Net cash used in investing activities	(271,000)	(394,000)

Cash Flows from Financing Activities:
Purchase of treasury stock	(215,000)	—
Repayment of capital lease obligations	(343,000)	(315,000)
Exercise of stock options	22,000	80,000

Net cash used in financing activities	(536,000)	(235,000)

Net Decrease in Cash and Cash Equivalents	(7,726,000)	(6,504,000)
Cash and Cash Equivalents, Beginning of Period	140,310,000	170,868,000

Cash and Cash Equivalents, End of Period	$132,584,000	$164,364,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$73,000	$115,000
Income taxes	$2,000	$2,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization

     Capstone Turbine Corporation (the “Company”) develops, manufactures and sells microturbine generator sets for use in combined heat and power generation, resource recovery, hybrid electric vehicles and other power, heat and cooling applications in the markets for distributed power generation around the world. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

     The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs. To date, the Company has funded its activities primarily through private and public equity offerings.

2.	Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities and Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, stockholders’ equity and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.	New Accounting Pronouncements

     In January 2003, the Emerging Issues Task Force (“EITF”) released EITF 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion 20, “Accounting Changes.” If so elected, disclosure should be made in periods subsequent to the date of initial application of this consensus of the amount of the recognized revenue that was previously included in the cumulative-effect adjustments. The Company is currently reviewing the impact of EITF 00-21.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The disclosure requirements apply to all companies for fiscal years ended after December 15, 2002. The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company accounts for equity instruments issued to recipients other than employees using the fair value at the date of grant. The following table is presented in accordance with SFAS No. 148 and illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(7,635,000)	$(12,030,000)
Add: Stock-based employee and director compensation included in reported net loss	210,000	265,000
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards	(1,897,000)	(2,241,000)

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Pro forma net loss	$(9,322,000)	$(14,006,000)

Net loss per share – Basic and Diluted:
As reported	$(0.09)	$(0.16)
Pro forma	$(0.11)	$(0.18)

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company did not issue any guarantees of indebtedness of others during the quarter ended March 31, 2003. Product warranties are excluded from the initial recognition and measurement provisions of FIN No. 45 but are subject to its disclosure requirements. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company disclosed its accounting policy on product warranty in its Annual Report on Form 10-K for the year ended December 31, 2002. The required tabular reconciliation of the changes in the aggregate product warranty liability for the quarter ended March 31, 2003 is disclosed in Note 8.

     In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations as it has not initiated any exit activities or disposal activities.

4.	Segment Reporting

     The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of said operating segment are the development, manufacture and sale of turbine generator sets. Following is a breakdown by geographical area of the Company’s revenues:

	Three Months Ended March 31,

	2003	2002

North America:
USA	$1,411,000	$948,000
Mexico	891,000	—
Others	36,000	191,000
Asia:
Japan	78,000	1,800,000
Others	69,000	94,000
Europe	213,000	2,095,000
South America	4,000	32,000
Africa	80,000	(569,000)

Total	$2,782,000	$4,591,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

     Revenues and margins for the three months ended March 31, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our C30 products from a distributor in Africa.

5.	Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consists of the following:

	March 31,	December 31,
	2003	2002

Raw materials	$12,724,000	$12,623,000
Work in process	2,271,000	1,831,000
Finished goods	1,538,000	1,454,000

Total	16,533,000	15,908,000
Less non-current portion	4,412,000	6,784,000

Current portion	$12,121,000	$9,124,000

     The non-current portion of inventory represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.

6.	Intangible Asset

     The intangible asset represents the license granted to the Company to use a former supplier’s intellectual property for the design and manufacture of licensed product for use in microturbines. Additional information is as follows:

	March 31,	December 31,
	2003	2002

Gross carrying amount	$3,663,000	$3,663,000
Less accumulated amortization and impairment loss	1,702,000	1,634,000

Net	$1,961,000	$2,029,000

     The intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. The Company recorded $68,000 and $94,000 of amortization expense related to the manufacturing license for the quarters ended March 31, 2003 and 2002, respectively. The manufacturing license is scheduled to be fully amortized by 2010 with corresponding amortization estimated to be $199,000, $267,000, $267,000, $267,000, $267,000 and $694,000, for the remainder of 2003, calendar years 2004, 2005, 2006 and 2007, and thereafter, respectively.

7.	Stock-Based Compensation

     During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these grants as follows:

	Three Months Ended March 31,

	2003	2002

Cost of goods sold	$9,000	$11,000
Research and development	59,000	69,000
Selling, general and administrative	142,000	185,000

Total employee and director stock-based compensation	$210,000	$265,000

     As of March 31, 2003, the Company had $705,000 in deferred employee and director stock-based compensation, which will be amortized through 2004 based on the vesting period.

     On March 20, 2003, the Board of Directors approved an amendment to the 2000 Equity Incentive Plan (the “2000 Plan”) to increase the number of shares of common stock available for grant by 2,500,000 shares. The grants under this increase shall be non-statutory stock options. As a result of this amendment, the 2000 Plan now provides for awards of up to 6,200,000 shares, plus the number of

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

shares previously authorized and remaining available under the 1993 Incentive Stock Plan (the “1993 Plan”), plus any shares covered by options granted under the 1993 Plan that are forfeited or expire unexercised.

8.	Accrued Warranty Reserve

     The following table represents the changes in the product warranty liability for the quarter ended March 31, 2003:

Balance at beginning of period	$6,913,000
Reductions for payments made in cash or in kind	(641,000)
Changes for accruals related to warranties issued during the period	148,000
Changes for accruals related to preexisting warranties	237,000

Balance at end of period	$6,657,000

9.	Commitments and Contingencies

     As of March 31, 2003, the Company had firm commitments to purchase inventories of approximately $4,300,000 and $2,400,000 for non-inventory items.

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

     Mr. Eliot Protsch became a member of the Company’s Board of Directors in April 2002 and became Chairman of the Company’s Board of Directors in October 2002. Mr. Protsch is President of Alliant Energy-Interstate Power and Light and Executive Vice-President, Energy Delivery at Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. Sales to Alliant Energy Resources, Inc. in the quarter ended March 31, 2003 were approximately $11,000. There were no sales to Alliant Energy Resources, Inc. in the quarter ended March 31, 2002.

11.	Selling, General and Administrative Expenses

     As a result of a settlement agreement with a professional services firm, liabilities for $1,099,000 of administrative expenses recorded in prior years were reversed in the first quarter of 2003.

12.	Net Loss Per Common Share

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Financial Statements and Notes included in this Form 10-Q and within Capstone’s Annual Report on Form 10-K for the year ended December 31, 2002. When used in the following discussion, the words “believes”, “anticipates”, “intends”, “expects”, “plans” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under “Other Information – Business Risks” in Item 5 of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to revise or update publicly any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

Critical Accounting Policies

     There were no material changes in the quarter ended March 31, 2003 relating to our critical accounting policies as previously discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Quarters Ended March 31, 2003 and 2002

     Revenues. Revenues for the quarter ended March 31, 2003 decreased $1.8 million to $2.8 million from $4.6 million for the same period last year. Revenues from product shipments for the quarter decreased $2.4 million to $1.4 million from $3.8 million for the same period a year ago. During the quarter ended March 31, 2003, we shipped 1.3 megawatts, or 38 units, consisting of 32 units of our C30 products and 6 units of our C60 products. During the quarter ended March 31, 2002, we shipped 4.7 megawatts, or 127 units, consisting of 99 units of our C30 products and 28 units of our C60 products. Revenues from accessories, parts and service for the quarter ended March 31, 2003 increased $0.6 million to $1.4 million from $0.8 million for the same period last year.

     During the quarter ended March 31, 2003, 50% of our revenues were to two customers in North America as compared to 75% to two customers, a European utility and Sumitomo Corporation in Japan, for the same period last year.

     While our sales of products were low in the first quarter of 2003, we have entered the second quarter with 7 megawatts of orders scheduled for shipment mostly during the second and third quarters of 2003. These orders are not firm. The timing of shipments of these orders may also be changed. We expect our sales for the full year of 2003 will be about the same or lower than the sales of $19.5 million in 2002.

     We currently believe that there close to 600 units in our distributors’ inventories that are available for sale. These inventories, which are owned by our distributors, may adversely impact our sales opportunities in the future.

     Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. We had a gross loss of $2.2 million for the quarter ended March 31, 2003, compared to $3.0 million for the same period last year. The reduction in gross loss was primarily from increased sales of accessories, parts and service, and higher average selling prices of microturbines due to product configuration mix.

     Our cost of goods sold has exceeded revenues each period. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve a break-even margin. Despite our product and market advantages, the rate of adoption for our technology has been slower than initially anticipated. The present economic environment, with tight restrictions for capital expenditures, also makes it significantly more challenging. In our efforts to get to a higher rate of adoption and become profitable, we are working on three focus areas: specific vertical markets, lowering maintenance costs and new product development.

     R&D Expenses. Research and development (“R&D”) expenses include compensation, the engineering department overhead allocations for administration and facilities and material costs associated with development. R&D expenses were $1.0 million for the quarter ended March 31, 2003, compared to $1.4 million for the same period a year ago. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $1.7 million for the quarter ended March 31, 2003 and $1.3 million for the same period last year. Our gross R&D spending was comparable between periods.

     Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, shareholder relations, quality, information systems and legal services. SG&A expenses for the quarter ended March 31, 2003 decreased $3.6 million to $4.8 million, compared to $8.4 million for the same period last year. The decrease was due to several factors including:

•	There was no amortization expense from marketing rights in the quarter ended March 31, 2003, compared to $1.3 million in the same period last year. The marketing rights were fully impaired during the second quarter of 2002.

•	As a result of a settlement agreement with a professional services firm, liabilities for $1.1 million of administrative expenses recorded in prior years were reversed in the first quarter of 2003. We do not expect similar reversals of expenses in future periods.

•	Spending was lower in 2003 as a result of our actions to reduce our cost structure, resize the business and lower our cash usage.

     Interest Income. Interest income decreased $0.4 million to $0.4 million for the quarter ended March 31, 2003, compared to $0.8 million for the same period a year ago. The decrease was primarily attributable to the lower cash balances and lower interest rates. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including our product development activities and our commercialization efforts. While we are working to reduce our cash usage, we expect to continue to devote substantial capital resources to running our business, including continuing the development of our sales and marketing programs and continuing our R&D activities. We believe that our current cash balance of $132.6 million is sufficient to fund operating losses and our currently projected commitments to reach the point of cash flow positive. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

     We used cash of $7.7 million during the quarter ended March 31, 2003, compared to $6.5 million for the same period last year.

     Our net cash used in operations, excluding working capital, was $6.1 million for the quarter ended March 31, 2003, compared to $7.2 million for the same period last year. This decrease of $1.1 million was primarily from a lower net loss. We used cash for working capital of $0.8 million for the quarter ended March 31, 2003, compared to generating a source of cash from working capital of $1.3 million for the same period last year. This increase of $2.1 million was largely due to this year’s first quarter having lower collections of accounts receivable as a result of lower sales, and higher inventory purchases.

     Accounts receivable decreased $1.2 million to $3.7 million as of March 31, 2003 from $4.9 million as of December 31, 2002. The decrease was due to lower sales in the first quarter of 2003 compared to sales in the fourth quarter of 2002.

     Total inventory increased $0.6 million to $16.5 million as of March 31, 2003 from $15.9 million as of December 31, 2002. At March 31, 2003, non-current inventory of $4.4 million represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months. The increase in total inventory was due to inventory purchases under firm contracts with our suppliers. As of March 31, 2003, the Company had firm commitments to purchase inventories of approximately $4.3 million and $2.4 million for non-inventory items.

     Net cash used in investing activities for acquisition of fixed assets was $0.3 million for the quarter ended March 31, 2003, compared to $0.4 million for the same period last year.

     Our net cash used in financing activities of $0.5 million for the quarter, compared to $0.2 million for the same period a year ago primarily due to purchase of treasury stock of $0.2 million this year. In October 2002, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $10 million of the Company’s common stock. The Company could purchase shares from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The program has no termination date. Since the inception of the program, we have repurchased 451,953 shares for an aggregate price of $0.4 million

     There have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days before the filing date of this quarterly report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

(b)	Changes in internal controls

     Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments since the quarter ended December 31, 2002.

Item 5. Other Information-Business Risks

     This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pertaining to, among other things, Capstone’s future results of operations, R&D activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to Capstone. These statements are based largely on Capstone’s current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We undertake no obligation to revise or update publicly any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations except as required by law.

     Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock has and could continue to decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, or in our Annual Report on Form 10-K and other documents filed by us from time to time.

We have a limited operating history characterized by net losses, we anticipate continued losses and we may never become profitable.

     Since inception through March 31, 2003, we generated cumulative operating losses of approximately $277 million. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve profitability. We have only been commercially producing Capstone MicroTurbines since December 1998. Our business is such that we have relatively few customers and limited repeat business. While the Company commenced a program to decrease expenses, there can be no assurance that expenses have been, or will be, decreased sufficiently to have adequate cash resources to reach the point of profitability, that the Company will not increase expenses in the future, that the Company will maintain or increase net revenues or that the Company will ever become profitable. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

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

     Our internal control systems are highly dependent on detective controls performed by specific individuals in key positions at the Company. Detective controls are those designed to detect mistakes that have occurred and correct them. Loss of these key people or our inability to replace them with similarly skilled individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

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

     Our operating results may depend on our ability to develop and introduce new products, such as the C200 Microturbine, for existing and emerging markets and to reduce the costs to produce existing products. The success of new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, meeting changing customer requirements, emerging industry standards and market acceptance of these products. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

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

     Our competitors include several well-established companies that have substantially greater resources than we have and worldwide presence. Ingersoll-Rand Company and Elliott Power Systems are competitors of Capstone that benefit from larger corporate resources, including technical and engineering resources, and who have microturbines in various stages of development and commercialization. Ingersoll-Rand Company has commercialized its first line of microturbine units and has announced that it will be commercializing its 250-kilowatt product in 2003 which will directly compete with our C200 product targeted for release in 2004. Many of these companies sell directly to end-users, which we believe may provide some competitive advantages over our sales strategy. Furthermore, many of these companies offer a more comprehensive solution to their customers.

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

     Utility companies may charge additional fees to industrial customers who install on-site generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. For example, the New York Public Service Commission is currently in the process of adopting new standby charges. These types of fees or charges could increase the cost to our potential customers for using our systems and could make our systems less desirable, thereby harming our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which will have a material adverse effect on our operations. The California Public Utility Commission will be considering new rate proposals for investor owned utilities.

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

     As part of the UTC Agreement, UTC purchased 3,994,817 shares of Capstone’s common stock (the “UTC Shares”) in October 2002 for an aggregate price of approximately $4.0 million. The UTC shares are subject to a lock-up period of nine months subject to certain exceptions provided for in the UTC Agreement. Any sale by UTC of the UTC Shares may be viewed by the investing public as a drawback to the relationship that could have a material adverse effect on the Company’s stock price and financial condition.

Our ability to identify and develop Authorized Service Providers (“ASPs”) can significantly impact our success.

     Our ability to identify and develop business relationships with ASPs who can provide quality, cost effective installations and service can significantly impact our success. We need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve our ASPs’ quality of installation and commissioning standards while reducing associated costs could affect the marketability of our products.

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

     Our intellectual property is one of our principal assets. A negative outcome in litigation relating to our intellectual property could have a material adverse effect on our business and operating results. An adverse judgment could negatively impact the price of our common stock and our ability to obtain future financing on favorable terms or at all. Any litigation could be costly, divert management attention or result in increased costs of doing business.

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

     We have certain Supply and Distribution Agreements and ASP agreements that upon termination under specified conditions require us to repurchase particular elements of their parts inventories. To date, these conditions have never arisen and we believe that the amounts of such inventories currently are not significant. It is possible, however, that in the future such conditions could occur that would require such repurchases. These repurchases could result in higher prices for the repurchased parts inventory than would otherwise be required to secure such quantities or could result in excess quantities of some parts inventory. In addition, certain ASP agreements require us to provide service to the customers of the ASP upon termination of the ASP agreement under specified conditions, until such time that we can identify and transfer the obligation to a new ASP. Since we do not have control over the terms of such third-party service agreements, we may be exposed to significant risks and expenses that we cannot adequately quantify. To date these conditions have not arisen, however, any significant exposure from such third-party service agreements in the future could have a material effect on our results of operations and financial position.

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

Item 6. Exhibits and Reports on Form 8-K:

(a)	Index to Exhibits.

               The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.

3.2(1)	Second Amended and Restated Bylaws of Capstone Turbine.

4.1(2)	Specimen stock certificate.

9.1(2)	Investors Rights Agreement.

9.2(2)	Amendment No. 1 to Investors Rights Agreement.

9.3(3)	Amendment No. 2 to Investors Rights Agreement.

9.4(3)	Amendment No. 3 to Investors Rights Agreement.

10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.

10.2(2)	1993 Incentive Stock Option Plan.

10.3(2)	Employee Stock Purchase Plan.

10.4(1)	Amended and Restated 2000 Equity Incentive Plan

10.5(4)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.

10.6(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.

10.7(6)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.

10.8(6)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.

10.9(5)	Deferred Compensation Plan of Capstone Turbine

10.10(7)	Executive Incentive Compensation Plan

10.11 (7)	Change of Control Severance Plan

10.12 (8)	Transition Agreement and Mutual Release between Dr. Ake Almgren and Capstone Turbine Corporation dated October 31, 2002 and February 26, 2003

10.13 (8)	The Interim CEO Network Agreement between Emily Liggett and ICN dated November 21, 2002

10.14 (1)	Severance Pay Plan and First Amendment to the Severance Pay Plan

99.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith.
(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).
(3)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-48524).
(4)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000.
(5)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390).
(6)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957).
(7)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15957).
(8)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15957).

(b)	Reports on Form 8-K. None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: May 15, 2003	By:	/s/ KAREN CLARK

Karen Clark Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Emily Liggett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capstone Turbine Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ EMILY LIGGETT

Emily Liggett Interim Chief Executive Officer

CERTIFICATION

I, Karen Clark, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capstone Turbine Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ KAREN CLARK

Karen Clark Chief Financial Officer