Form 10-Q
period 2003-06-30
CAPSTONE TURBINE CORP
filed 2003-08-14
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
(Address of principal executive offices and zip code)

818-734-5300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

     The number of outstanding shares of the registrant’s common stock as of June 30, 2003 was 81,257,247.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$126,369,000	$140,310,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $589,000 at June 30, 2003 and $194,000 at December 31, 2002	2,983,000	4,893,000
Inventory	13,299,000	9,124,000
Prepaid expenses and other current assets	2,484,000	2,331,000

Total current assets	145,135,000	156,658,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	23,157,000	22,996,000
Leasehold improvements	8,482,000	8,480,000
Molds and tooling	4,281,000	4,350,000

	35,920,000	35,826,000
Less accumulated depreciation and amortization	17,442,000	15,346,000

Total equipment and leasehold improvements, net	18,478,000	20,480,000

Non-Current Portion of Inventory	1,147,000	6,784,000
Intangible Asset, net	1,894,000	2,029,000
Other Assets	500,000	1,240,000

Total	$167,154,000	$187,191,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,675,000	$4,321,000
Accrued salaries and wages	1,648,000	2,088,000
Other accrued liabilities	1,496,000	1,132,000
Accrued warranty reserve	6,785,000	6,913,000
Deferred revenue	1,252,000	734,000
Current portion of capital lease obligations	1,253,000	1,522,000

Total current liabilities	14,109,000	16,710,000

Long-Term Portion of Capital Lease Obligations	502,000	974,000
Other Long-Term Liabilities	1,199,000	1,325,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 81,808,455 shares issued and 81,257,247 shares outstanding at June 30, 2003; 81,635,035 shares issued and 81,437,822 shares outstanding at December 31, 2002	82,000	82,000
Additional paid-in capital	527,454,000	526,952,000
Accumulated deficit	(375,679,000)	(358,646,000)
Less Treasury stock, at cost; 551,208 shares at June 30, 2003; 197,213 shares at December 31, 2002	(513,000)	(206,000)

Total stockholders’ equity	151,344,000	168,182,000

Total	$167,154,000	$187,191,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$4,132,000	$7,408,000	$6,914,000	$11,999,000
Cost of Goods Sold	6,739,000	11,631,000	11,695,000	19,180,000

Gross Loss	(2,607,000)	(4,223,000)	(4,781,000)	(7,181,000)
Operating Expenses:
Research and development	2,450,000	1,619,000	3,456,000	3,058,000
Selling, general and administrative	4,676,000	9,650,000	9,497,000	18,010,000
Impairment loss on Marketing Rights	—	15,999,000	—	15,999,000

Total operating costs and expenses	7,126,000	27,268,000	12,953,000	37,067,000

Loss from Operations	(9,733,000)	(31,491,000)	(17,734,000)	(44,248,000)
Interest Income	400,000	756,000	839,000	1,579,000
Interest Expense	(64,000)	(105,000)	(137,000)	(219,000)
Other Income (Expense), net	(1,000)	5,000	1,000	25,000

Loss Before Income Taxes	(9,398,000)	(30,835,000)	(17,031,000)	(42,863,000)
Provision for Income Taxes	—	—	2,000	2,000

Net Loss	$(9,398,000)	$(30,835,000)	$(17,033,000)	$(42,865,000)

Weighted Average Common Shares Outstanding	81,231,192	77,453,602	81,289,027	77,420,588

Net Loss Per Share of Common Stock – Basic and Diluted	$(0.12)	$(0.40)	$(0.21)	$(0.55)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(17,033,000)	$(42,865,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,201,000	6,229,000
Impairment loss on marketing rights	—	15,999,000
Non-cash reversal of administrative expenses	(1,099,000)	—
Provision for doubtful accounts and sales returns	534,000	125,000
Inventory write-down	167,000	2,853,000
Provision for warranty expenses	1,441,000	1,532,000
Loss on disposal of equipment	188,000	86,000
Non-employee stock compensation	7,000	—
Employee and director stock compensation	403,000	528,000
Changes in operating assets and liabilities:
Accounts receivable	1,376,000	(100,000)
Inventory	1,295,000	2,206,000
Prepaid expenses and other current assets	(153,000)	(1,509,000)
Other assets	—	100,000
Accounts payable	(1,547,000)	1,953,000
Accrued salaries and wages and deferred compensation	(478,000)	466,000
Other accrued liabilities	276,000	(145,000)
Accrued warranty reserve	(1,569,000)	(1,056,000)
Deferred revenue	518,000	(409,000)

Net cash used in operating activities	(12,473,000)	(14,007,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on fixed assets	(561,000)	(1,289,000)
Proceeds from disposal of fixed assets	26,000	—

Net cash used in investing activities	(535,000)	(1,289,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(718,000)	(654,000)
Exercise of stock options and employee stock purchases	92,000	208,000
Acquisition of treasury stock	(307,000)	—

Net cash used in financing activities	(933,000)	(446,000)

Net Decrease in Cash and Cash Equivalents	(13,941,000)	(15,742,000)
Cash and Cash Equivalents, Beginning of Period	140,310,000	170,868,000

Cash and Cash Equivalents, End of Period	$126,369,000	$155,126,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$137,000	$219,000
Income taxes	$2,000	$2,000

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

     The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs and expenses. To date, the Company has funded its activities primarily through private and public equity offerings.

2.	Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, stockholders’ equity and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.	New Accounting Pronouncements

     In May 2003, SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In April 2003, Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In January 2003, the Emerging Issues Task Force (“EITF”) released EITF 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion 20, “Accounting Changes.” If so elected, disclosure should be made in periods subsequent to the date of initial application of this consensus of the amount of the recognized revenue that was previously included in the cumulative-effect adjustments. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consists of the following:

	June 30,	December 31,
	2003	2002

Raw materials	$10,920,000	$12,623,000
Work in process	1,989,000	1,831,000
Finished goods	1,537,000	1,454,000

Total	14,446,000	15,908,000
Less non-current portion	1,147,000	6,784,000

Current portion	$13,299,000	$9,124,000

     The non-current portion of inventory represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.

5.	Intangible Asset

     The intangible asset represents the license granted to the Company to use a former supplier’s intellectual property for the design and manufacture of licensed product for use in microturbines. Additional information is as follows:

	June 30,	December 31,
	2003	2002

Gross carrying amount	$3,663,000	$3,663,000
Less accumulated amortization and impairment loss	1,769,000	1,634,000

Net	$1,894,000	$2,029,000

     This intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. Related amortization expense for the quarter and six-month periods ended June 30, 2003 was $67,000 and $135,000, respectively, compared with $93,000 and $187,000 for the same periods last year. This intangible asset is scheduled to be fully amortized by 2010 with corresponding amortization estimated to be $132,000, $267,000, $267,000, $267,000, $267,000 and $694,000, for the remainder of 2003, calendar years 2004, 2005, 2006 and 2007, and thereafter, respectively.

6.	Stock-Based Compensation

     The following table is presented in accordance with SFAS No. 148 and illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003		2002	2003	2002
In Thousands (except per share amounts)
Net loss, as reported	$	(9,398)	$(30,835)	$(17,033)	$(42,865)
Add: Stock-based employee and director compensation included in reported net loss		193	263	403	528
Deduct: Total stock-based employee and director compensation expense determined under Black-Scholes Option pricing model		(1,755)	(2,376)	(3,652)	(4,617)

Pro forma net loss		$(10,960)	$(32,948)	$(20,282)	$(46,954)

Net loss per share – Basic and Diluted:
As reported		$(0.12)	$(0.40)	$(0.21)	$(0.55)
Pro forma		$(0.13)	$(0.43)	$(0.25)	$(0.61)

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     During 1999 and 2000, the Company granted options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these grants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Cost of goods sold	$16,000	$11,000	$25,000	$22,000
Research and development	57,000	69,000	116,000	138,000
Selling, general and administrative	120,000	183,000	262,000	368,000

Total	$193,000	$263,000	$403,000	$528,000

     As of June 30, 2003, the Company had $293,000 in deferred employee and director stock-based compensation, which will be amortized through 2004 based on the vesting period.

     On August 1, 2003, the Company issued 2,000,000 non-qualified common stock options outside of the 2000 Equity Incentive Plan (“2000 Plan”) at an exercise price of $1.18 per share. In addition, on August 4, 2003, the Company sold 500,000 restricted common stock at a price of $0.001 per share. Both issuances were part of the compensation package for the Company’s new President and Chief Executive Officer. Both issuances are subject to the following vesting provisions: 1/4th vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date; provided, however, that if he is terminated by the Company other than for cause prior to one-year anniversary of the date of the issuance, 1/48th vests on the one-month anniversary of the issuance date until the termination date.

     On June 25, 2003, the Company made a tender offer to eligible employees to exchange options with exercise prices greater than or equal to $2.00 per share. 610,950 options were tendered by eligible employees in the exchange offer. The tendered options were cancelled on July 25, 2003, and new options will be granted at least six months and one day from cancellation date, with the new grant date expected to be on January 26, 2004. The terms and conditions of the new options will vary from the terms and conditions of the tendered options in several ways, including (a) the exercise price of the new options will be the closing price of our common stock on the date of the new option grant, (b) each new option will be a non-statutory stock option, even if the tendered option was an incentive stock option, and (c) the vesting schedule of each new option will be as follows: 12.5% of the shares subject to the new option will be vested on the new option grant date, and 1/48 of the shares subject to the new option will vest monthly thereafter, subject to the option holder’s continued employment through each relevant vesting date.

     On March 20, 2003, the Board of Directors approved an amendment to the 2000 Plan to increase the number of shares of common stock available for grant by 2,500,000 shares. The grants under this increase will be non-statutory stock options. As a result of this amendment, the 2000 Plan now provides for awards of up to 6,200,000 shares, plus the number of shares previously authorized and remaining available under the 1993 Incentive Stock Plan (the “1993 Plan”), plus any shares covered by options granted under the 1993 Plan that are forfeited or expire unexercised.

7.	Accrued Warranty Reserve

The following table represents the changes in the product warranty liability for the six months ended June 30, 2003:

Balance, January 1, 2003	$6,913,000
Reductions for payments made in cash or in kind	(1,523,000)
Changes for accruals related to warranties issued during the period	821,000
Changes for accruals related to preexisting warranties	620,000
Changes in deferred revenue associated with extended warranties	(46,000)

Balance, June 30, 2003	$6,785,000

8.	Commitments and Contingencies

     As of June 30, 2003, the Company had firm commitments to purchase inventories of approximately $4,800,000.

     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court.

     The Company is a defendant in a breach of contract lawsuit, brought by a party that conducts business with the Company, claiming damages in excess of $10 million. The Company intends to vigorously defend against this lawsuit. As with any litigation, the ultimate outcome of this lawsuit is uncertain.

9.	Related Party Transactions

     Mr. Eliot Protsch, the Chairman of the Company’s Board of Directors, is the President of Alliant Energy-Interstate Power and Light, and Executive Vice-President of Energy Delivery at Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. Sales to Alliant Energy Resources, Inc. for the quarter and six-month periods ended June 30, 2003 were $25,000 and $25,000, respectively, compared with $1,434,000 and $1,434,000 under a firm purchase contract for the same periods last year.

10.	Selling, General and Administrative Expenses

     As a result of a settlement agreement with a professional services firm, liabilities for $1,099,000 of administrative expenses recorded in prior years were reversed in the first quarter of 2003.

11.	Net Loss Per Common Share

     Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. The impact of common stock options has not been included in the computation of diluted loss per common share as their inclusion would have had an anti-dilutive effect on the per-share amounts for the periods presented; therefore, diluted loss per common share is equal to basic loss per common share. Outstanding stock options at June 30, 2003 and 2002 of 9.8 million and 7.9 million, respectively, were excluded because the effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Financial Statements and Notes included in this Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. When used in the following discussion, the words “believes”, “anticipates”, “intends”, “expects”, “plans” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include those identified under “Other Information - Business Risks” in Item 5 of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to revise or update publicly any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

Critical Accounting Policies

     The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the six months ended June 30, 2003.

Results of Operations

Quarters Ended June 30, 2003 and 2002

     Revenues. Revenues for the quarter ended June 30, 2003 decreased $3.3 million to $4.1 million from $7.4 million for the same period last year. Revenues from product shipments for the quarter decreased $2.1 million to $3.5 million from $5.6 million last year. Shipments during the quarter of 4.7 megawatts consisted of 60 units of C30 products and 48 units of C60 products, compared with 7.4 megawatts consisting of 165 units of C30 products and 41 units of C60 products for the same period last year. Revenues from accessories, parts and service for the quarter ended June 30, 2003 decreased $0.4 million to $1.4 million from $1.8 million for the same period last year. Revenues are reported net of sales returns and allowances.

     Sales to four customers accounted for approximately 65% of revenues for the second quarter of 2003, compared with 41% of revenues coming from three customers for the same period last year. Each of these customers accounted for 10% or more of revenues.

     We exited the period with 5.1 megawatts of outstanding orders scheduled for shipment mostly during the third quarter of 2003.

     Gross Loss. We had a gross loss of $2.6 million for the quarter ended June 30, 2003, compared with $4.2 million for the same period last year. The change in gross loss was largely attributable to a $1.8 million charge for excess inventories recorded in the second quarter of 2002, $0.4 million lower production overhead in the current period, a net charge of $0.4 million for sales returns and allowances in the current quarter and higher warranty charges offset by lower charge for inventory scrap.

     Our cost of goods sold has exceeded revenues each period. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve a break-even margin.

     Research and Development (“R&D”) Expenses. R&D expenses were $2.4 million for the quarter ended June 30, 2003, compared to $1.6 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $0.1 million for the quarter ended June 30, 2003, compared with $1.3 million for the same period last year. The benefits from cost sharing programs vary from period-to-period due to timing of allocation of funds from the government. Our gross R&D spending for the second quarter of this year was $0.4 million lower than our gross R&D spending for the same period a year ago.

     Selling, General, and Administrative (“SG&A”) Expenses and Impairment Loss. SG&A expenses for the quarter ended June 30, 2003 decreased $5.0 million to $4.7 million, compared with $9.7 million for the same period last year. Overall spending was lower in 2003 as a result of our actions to reduce our cost structure. Also, there was no amortization expense from marketing rights in the quarter ended June 30, 2003, compared with $1.3 million for the same period last year. The marketing rights were fully impaired at the end of the second quarter of 2002. An impairment loss of $16.0 million, representing the remaining carrying value of the marketing rights, was recorded in the second quarter of 2002.

     Interest Income. Interest income decreased $0.4 million to $0.4 million for the quarter ended June 30, 2003, compared with $0.8 million for the same period last year. The decrease was primarily attributable to lower cash balances and lower interest rates. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

Six Months Ended June 30, 2003 and 2002

     Revenues. Revenues for the six months ended June 30, 2003 decreased $5.1 million to $6.9 million from $12.0 million for the same period last year. Revenues from product shipments for the six months ended June 30, 2003 decreased $4.5 million to $4.9 million from $9.4 million last year. Shipments during the first six months of 2003 consisted of 92 units of C30 products and 54 units of C60 products, compared with 264 units of C30 products and 69 units of C60 products for the same period last year. Revenues from accessories, parts and service for the six months ended June 30, 2003 increased $0.2 million to $2.8 million from $2.6 million for the same period last year. Revenues are reported net of sales returns and allowances. Sales to four customers, which individually accounted for 10% or more of revenues, accounted for approximately 55% of revenues in each of the six-month periods.

     Gross Loss. We had a gross loss of $4.8 million for the six months ended June 30, 2003, compared with $7.2 million for the same period last year. The change in gross loss was largely attributable to a $1.8 million charge for excess inventories last year and $0.9 million lower charge for inventory scrap in the first six months of 2003.

     R&D Expenses. R&D expenses were $3.5 million for the six months ended June 30, 2003, compared to $3.1 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $1.8 million for the six months ended June 30, 2003, compared with $2.6 million for the same period last year. The benefits from cost sharing programs vary from period-to-period due to timing of allocation of funds from the government. Our gross R&D spending for the first six months of this year was $0.4 million lower than last year.

     SG&A Expenses and Impairment Loss. SG&A expenses for the six months ended June 30, 2003 decreased $8.5 million to $9.5 million, compared with $18.0 million for the same period last year. Overall spending was lower in 2003 as a result of our actions to reduce our cost structure. Other factors include:

•	There was no amortization expense from marketing rights in the first six months of 2003, compared with $2.6 million for the same period last year. An impairment loss of $16.0 million, representing the remaining carrying value of the marketing rights, was recorded in the second quarter of 2002.

•	As a result of a settlement agreement with a professional services firm, liabilities for $1.1 million of administrative expenses recorded in prior years were reversed in the first quarter of 2003.

     Interest Income. Interest income decreased $0.8 million to $0.8 million for the six months ended June 30, 2003, compared with $1.6 million for the same period last year. The decrease was primarily attributable to the lower cash balances and lower interest rates.

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

     We used cash of $13.9 million during six months ended June 30, 2003, compared with $15.7 million for the same period last year.

     Our net cash used in operating activities was $12.5 million for the first six months of 2003, compared with $14.0 million for the same period last year. This decrease of $1.5 million was from a $3.3 million lower net loss, adjusted on a cash basis, offset by a $1.8 million higher use for working capital.

     Accounts receivable decreased $1.9 million to $3.0 million as of June 30, 2003 from $4.9 million as of December 31, 2002, as a result of improved collections. Total inventory decreased $1.5 million to $14.4 million as of June 30, 2003 from $15.9 million as of December 31, 2002. At June 30, 2003, non-current inventory of $1.1 million represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months. As of June 30, 2003, the Company had firm commitments to purchase inventories of approximately $4.8 million.

     Net cash used in investing activities for acquisition of fixed assets was $0.6 million for the six months ended June 30, 2003, compared to $1.3 million for the same period last year.

     Our net cash used in financing activities of $0.9 million for the six months ended June 30, 2003, compared to $0.4 million for the same period last year primarily due to purchases of treasury stock of $0.3 million this year. In October 2002, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $10 million of the Company’s common stock. The Company may purchase shares from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The program has no termination date. Since the inception of the program, we have repurchased 551,208 shares for an aggregate price of $0.5 million.

     There have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Impact of Recently Issued Accounting Standards

     In May 2003, SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In April 2003, Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court.

     The Company is a defendant in a breach of contract lawsuit, brought by a party that conducts business with the Company, claiming damages in excess of $10 million. The Company intends to vigorously defend against this lawsuit. As with any litigation, the ultimate outcome of this lawsuit is uncertain.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of the Company was held on May 30, 2003.

(b)	All director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

	Votes Cast

				Broker
	For	Against	Abstain	Non-votes

Management Proposals:
Proposal to approve an amendment to the Company’s Certificate of Incorporation to authorize a reverse stock split within the range from one-for-five to one-for-twenty	58,492,777	2,523,916	113,761	-0-

Election of Directors

Director	For	Withheld

Eliot Protsch	53,552,677	7,577,777
Richard Donnelly	58,974,480	2,155,974
John Jaggers	59,075,931	2,054,523
Jean-Rene Marcoux	59,220,756	1,909,698
John G. McDonald	59,725,352	1,405,102
Eric Young	58,848,352	2,282,102

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

     Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock has and could continue to decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, or in our Annual Report on Form 10-K for the year ended December 31, 2002 and other documents filed by us from time to time.

We have a limited operating history characterized by net losses, we anticipate continued losses and we may never become profitable.

     We have generated cumulative operating losses since inception. We expect this trend to continue through at least 2004. Our business is such that we have relatively few customers and limited repeat business. While the Company commenced a program to decrease expenses, there can be no assurance that expenses have been, or will be, decreased sufficiently for the Company to reach profitability, that the Company will not increase expenses in the future or that the Company will maintain or increase revenues. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

Our success depends in significant part upon the service of management and key employees.

     Our success depends in significant part upon the service of our executive officers, senior management, and sales and technical personnel. We have undergone numerous personnel changes in all levels of the organization. If our personnel do not execute our strategy, or we are unable to retain appropriate management and personnel, the Company could experience a material adverse effect on its business. If we are unable to develop and implement our strategy in a timely manner, our market penetration may be negatively impacted, which could have a material adverse effect on our business and results of operations. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. There can be no assurance that we can do so.

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

     We have reduced our personnel in order to reduce our operating costs. If we have terminated individuals whose skills we subsequently need or if demand for our product significantly exceeds our expectations, our ability to generate revenues and maintain customer relationships could be adversely affected.

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

     Our sales and marketing efforts may not succeed and therefore may not generate the revenues anticipated. We have decided to focus our resources on select vertical markets we believe have near term potential. We may change our focus to other markets or applications in the future. There can be no assurance that our plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

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

     A key element of the Company’s strategy is the development of its C200 Microturbine planned for release in 2004. However, the Company has on occasion experienced delays in the introduction of new products and product enhancements. Such delays may have, and any future delays could have, a material adverse effect on the Company’s business, operating results and financial condition. Furthermore, from time to time, the Company may announce new products or product enhancements, capabilities or technologies that have the potential to replace the Company’s existing product offerings and that may cause customers to defer purchasing existing Company products. Any failure to introduce new products or product enhancements on a timely basis, customer delays in purchasing products in anticipation of new product introductions or any inability of the Company to respond effectively to product announcements by competitors, technological changes or emerging industry standards could have a material adverse effect on the Company’s business, operating results and financial condition.

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

     In addition, competing technologies may get certain benefits, like governmental subsidies or promotion, that we do not enjoy or do not benefit from to the same extent. This could enhance their abilities to fund research or penetrate our markets.

Our competitors, some of which have significantly greater resources than we have, may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products, and we may be unable to compete effectively.

     Our competitors include several well-established companies that have substantially greater resources than we have and worldwide presence. Ingersoll-Rand Company and Elliott Power Systems are competitors of Capstone that benefit from larger corporate resources, including technical and engineering resources, and which have microturbines in various stages of development and commercialization. Ingersoll-Rand Company has commercialized its microturbine units, including a 250-kilowatt product which will directly compete with our C200 product targeted for release in 2004. Many of these companies sell directly to end-users, which we believe may provide some competitive advantages over our sales strategy. Furthermore, many of these companies offer a more comprehensive solution to their customers.

     In addition to these competitors, Turbec, a joint venture in Europe of AB Volvo and ABB Ltd., develops, produces and sells microturbines. Turbec’s first product, a combined heat and power microturbine, is currently available. A number of other major automotive and industrial companies have in-house microturbine development efforts, including Ishikawajima-Harima Heavy Industries, Turbo Genset Inc., Toyota Motor Corporation and Kawasaki Heavy Industries. Furthermore, we believe that all of these companies will eventually have products that will compete with our microturbines. Some of our competitors are currently developing and testing larger microturbines than Capstone’s current MicroTurbine products, ranging up to 280 kilowatts.

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

     The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may aid the desirability of alternative power sources. However, problems associated with such deregulation and restructuring may cause rule changes that may reduce or eliminate advantages of such deregulation and restructuring. We cannot predict how the deregulation and the restructuring of the electric utility industry will ultimately affect the market for our microturbines. Additional competition from utilities and other power sources that may take advantage of these regulations could diminish the demand for our products. While we have seen some increase in government support for distributed power, we cannot assure that this support will continue or that it will be maintained in its current form or that it will have any near-term impact on our operating results. For example, the California Self Generation Program is due to expire in December 2004 and could be terminated earlier by the California legislature. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines or funds from such sources may go solely to technologies other than microturbines. Any reduction or termination of such programs can increase the cost to our potential customers, making our systems less desirable and thereby harm our revenue and potential profitability.

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

     Utility companies may charge additional fees to commercial and industrial customers who reduce the electricity they take from the utility by installing on-site generation and who subsequently use the utility grid for back-up or standby purposes. For example, the New York Public Service Commission is currently in the process of adopting new standby charges and the California Public Utilities Commission is determining new rates for Southern California Edison that could increase standby rates and other utility customer charges while reducing the price of utility supplied power. These charges could reduce the competitiveness of our products, thereby harming our revenue and profitability potential

We may not be able to retain or develop additional strategic partners and distributors in our targeted markets, in which case our sales would not increase as expected.

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

We are subject to risks associated with our strategic alliance with United Technologies Corporation (“UTC”).

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

Our business is subject to the risk of earthquake.

     Our Company headquarters and our manufacturing facilities are located in Southern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results and financial condition.

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

     We may encounter greater business risks in the future as we manage cash resources differently. In 2002, we initiated efforts to lower our cash burn rate. As a result of those and ongoing efforts, we may not spend money in areas that ultimately prove important to the business. We may incur greater risks through lower spending rates for insurance, intellectual property protection, total employee compensation and other areas.

We face potentially significant fluctuations in operating results, which could impact our stock price.

     As a result of variety of factors discussed herein, operating results for a particular quarter are difficult to predict. Given the continued uncertainty surrounding many variables that may impact the industry in which we operate, our visibility into future periods is limited. Our operating results have been in the past, will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors, including:

•	Fluctuations in demand for our products and services;

•	The timing of the introduction or enhancement of products by us or our competitors;

•	Quality of installation and commissioning of our products by our ASPs and customers;

•	Our reliance on a small number of customers;

•	The size, timing, shipment and pricing of individual orders;

•	Market acceptance of new products;

•	Changes in sales channels, the mix of products sold, or product pricing;

•	The ability of our suppliers to deliver quality parts when we need them;

•	Manufacturing leadtimes;

•	Change in management and loss of key personnel;

•	Political unrest or changes in the trade policies, tariffs or other regulations in the US and other countries in which we do business that could lower demand for our products;

•	Changes in environmental regulations;

•	Changes in market prices for natural resources that could lower the desirability of our products; and

•	How well we execute our strategy and operating plans.

     We expect our order flow to continue to be uneven from period to period. In addition, we have few customers that we can rely on for repeat sales. Because a significant portion of our expenses is fixed, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter. Any of the above factors could have a material adverse effect on our results of operations and financial results.

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

Item 6. Exhibits and Reports on Form 8-K:

     (a)     Index to Exhibits.

     The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.

3.2(1)	Third Amended and Restated Bylaws of Capstone Turbine.

4.1(2)	Specimen stock certificate.

9.1(2)	Investors Rights Agreement.

9.2(2)	Amendment No. 1 to Investors Rights Agreement.

9.3(3)	Amendment No. 2 to Investors Rights Agreement.

9.4(3)	Amendment No. 3 to Investors Rights Agreement.

10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.

10.2(2)	1993 Incentive Stock Option Plan.

10.3(2)	Employee Stock Purchase Plan.

10.4(9)	Amended and Restated 2000 Equity Incentive Plan

10.5(4)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.

10.6(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.

10.7(6)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.

10.8(6)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.

10.9(5)	Deferred Compensation Plan of Capstone Turbine

10.10(7)	Executive Incentive Compensation Plan

10.11(7)	Change of Control Severance Plan

10.12(8)	Transition Agreement and Mutual Release between Dr. Ake Almgren and Capstone Turbine Corporation dated October 31, 2002 and February 26, 2003

10.13(8)	The Interim CEO Network Agreement between Emily Liggett and ICN dated November 21, 2002

10.14(9)	Severance Pay Plan and First Amendment to the Severance Pay Plan

31.1(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-48524).

(4)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000.

(5)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390).

(6)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957).

(7)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15957).

(8)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15957).

(9)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-15957).

     (b)     Reports on Form 8-K.

     On April 30, 2003, the Company filed a Report on Form 8-K, furnishing under Item 12 an April 30, 2003 press release announcing its first quarter 2003 financial results. (Such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act.)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: August 14, 2003	By:	/s/ KAREN CLARK Karen Clark Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)