Form 10-Q
period 2003-09-30
CAPSTONE TURBINE CORP
filed 2003-11-14
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

     The number of outstanding shares of the registrant’s common stock as of September 30, 2003 was 83,080,102.

CAPSTONE TURBINE CORPORATION

INDEX

		Page
		Number

	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2003 and September 30, 2002	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 5.	Other Information – Business Risks	15
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$119,949,000	$140,310,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $578,000 at September 30, 2003 and $194,000 at December 31, 2002	2,749,000	4,893,000
Inventory	10,596,000	9,124,000
Prepaid expenses and other current assets	2,092,000	2,331,000

Total current assets	135,386,000	156,658,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	22,996,000	22,996,000
Leasehold improvements	8,497,000	8,480,000
Molds and tooling	4,316,000	4,350,000

	35,809,000	35,826,000
Less accumulated depreciation and amortization	18,476,000	15,346,000

Total equipment and leasehold improvements, net	17,333,000	20,480,000

Non-Current Portion of Inventory	3,787,000	6,784,000
Intangible Asset, net	1,828,000	2,029,000
Other Assets	492,000	1,240,000

Total	$158,826,000	$187,191,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,726,000	$4,321,000
Accrued salaries and wages	1,420,000	2,088,000
Other accrued liabilities	1,314,000	1,132,000
Accrued warranty reserve	6,196,000	6,913,000
Deferred revenue	1,817,000	734,000
Current portion of capital lease obligations	1,158,000	1,522,000

Total current liabilities	13,631,000	16,710,000

Long-Term Portion of Capital Lease Obligations	251,000	974,000
Other Long-Term Liabilities	1,232,000	1,325,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 83,631,310 shares issued and 83,080,102 shares outstanding at September 30, 2003; 81,635,035 shares issued and 81,437,822 shares outstanding at December 31, 2002	84,000	82,000
Additional paid-in capital	529,389,000	526,952,000
Accumulated deficit	(384,671,000)	(358,646,000)
Less: Deferred stock compensation	(577,000)	—
Less: Treasury stock, at cost; 551,208 shares at September 30, 2003; 197,213 shares at December 31, 2002	(513,000)	(206,000)

Total stockholders’ equity	143,712,000	168,182,000

Total	$158,826,000	$187,191,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$2,347,000	$3,887,000	$9,261,000	$15,886,000
Cost of Goods Sold	4,551,000	6,301,000	16,246,000	25,481,000

Gross Loss	(2,204,000)	(2,414,000)	(6,985,000)	(9,595,000)
Operating Expenses:
Research and development	2,402,000	1,880,000	5,858,000	4,938,000
Selling, general and administrative	4,643,000	7,057,000	14,140,000	25,067,000
Impairment loss on marketing rights	—	—	—	15,999,000

Total operating expenses	7,045,000	8,937,000	19,998,000	46,004,000

Loss from Operations	(9,249,000)	(11,351,000)	(26,983,000)	(55,599,000)
Interest Income	309,000	687,000	1,148,000	2,266,000
Interest Expense	(52,000)	(97,000)	(189,000)	(316,000)
Other Income	—	3,000	1,000	28,000

Loss Before Income Taxes	(8,992,000)	(10,758,000)	(26,023,000)	(53,621,000)
Provision for Income Taxes	—	—	2,000	2,000

Net Loss	$(8,992,000)	$(10,758,000)	$(26,025,000)	$(53,623,000)

Weighted Average Common Shares Outstanding	81,788,427	77,526,602	81,477,606	77,455,926

Net Loss Per Share of Common Stock – Basic and Diluted	$(0.11)	$(0.14)	$(0.32)	$(0.69)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(26,025,000)	$(53,623,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,790,000	8,065,000
Impairment loss on marketing rights	—	15,999,000
Non-cash reversal of administrative expenses	(1,099,000)	—
Provision for doubtful accounts and sales returns	555,000	169,000
Inventory write-down	63,000	3,002,000
Provision for warranty expenses	2,011,000	2,364,000
Loss on disposal of equipment	217,000	86,000
Non-employee stock compensation	28,000	—
Employee and director stock compensation	537,000	780,000
Changes in operating assets and liabilities:
Accounts receivable	1,589,000	2,028,000
Inventory	1,462,000	1,883,000
Prepaid expenses and other current assets	239,000	(1,220,000)
Other assets	—	(267,000)
Accounts payable	(1,496,000)	(110,000)
Accrued salaries and wages and deferred compensation	(704,000)	319,000
Other accrued liabilities	124,000	(55,000)
Accrued warranty reserve	(2,728,000)	(2,239,000)
Deferred revenue	1,083,000	(838,000)

Net cash used in operating activities	(19,354,000)	(23,657,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on fixed assets	(950,000)	(2,116,000)
Proceeds from disposal of fixed assets	26,000	—

Net cash used in investing activities	(924,000)	(2,116,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(1,073,000)	(976,000)
Exercise of stock options and employee stock purchases	1,297,000	214,000
Acquisition of treasury stock	(307,000)	—

Net cash used in financing activities	(83,000)	(762,000)

Net Decrease in Cash and Cash Equivalents	(20,361,000)	(26,535,000)
Cash and Cash Equivalents, Beginning of Period	140,310,000	170,868,000

Cash and Cash Equivalents, End of Period	$119,949,000	$144,333,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$189,000	$316,000
Income taxes	$2,000	$2,000

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

     Certain reclassifications have been made in some prior year balances to match the current year’s presentation.

3. New Accounting Pronouncements

     In May 2003, Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In January 2003, the Emerging Issues Task Force (“EITF”) released EITF 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with Accounting Principles Board Opinion 20, “Accounting Changes.” If so elected, disclosure should be made in periods subsequent to the date of initial application of this consensus of the amount of the recognized revenue that was previously included in the cumulative-effect adjustments. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consists of the following:

	September 30,	December 31,
	2003	2002

Raw materials	$10,930,000	$12,623,000
Work in process	1,991,000	1,831,000
Finished goods	1,462,000	1,454,000

Total	14,383,000	15,908,000
Less non-current portion	3,787,000	6,784,000

Current portion	$10,596,000	$9,124,000

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

5. Intangible Asset

     The intangible asset represents the license granted to the Company to use a former supplier’s intellectual property for the design and manufacture of licensed product for use in microturbines. Additional information is as follows:

	September 30,	December 31,
	2003	2002

Gross carrying amount	$3,663,000	$3,663,000
Less accumulated amortization and impairment loss	1,835,000	1,634,000

Net	$1,828,000	$2,029,000

     This intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. Related amortization expense for the three-month and nine-month periods ended September 30, 2003 was $67,000 and $201,000, respectively, compared with $94,000 and $281,000 for the same periods last year. This intangible asset is scheduled to be fully amortized by 2010 with corresponding amortization estimated to be $66,000, $267,000, $267,000, $267,000, $267,000 and $694,000, for the remainder of 2003, calendar years 2004, 2005, 2006, 2007, and thereafter, respectively.

6. Stock-Based Compensation

     The following table is presented in accordance with SFAS No. 148 and illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

In Thousands (except per share amounts)	2003		2002	2003	2002

Net loss, as reported	$	(8,992)	$(10,758)	$(26,025)	$(53,623)
Add: Stock-based employee and director compensation included in reported net loss		134	253	537	780
Deduct: Total stock-based employee and director compensation expense determined under fair value based method		(1,150)	(2,376)	(4,802)	(6,993)

Pro forma net loss		$(10,008)	$(12,881)	$(30,290)	$(59,836)

Net loss per share – Basic and Diluted:
As reported		$(0.11)	$(0.14)	$(0.32)	$(0.69)
Pro forma		$(0.12)	$(0.17)	$(0.37)	$(0.77)

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     During 1999 and 2000, the Company granted options at less than the fair value of its common stock. In addition, in 2003, the Company issued shares of restricted common stock at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these issuances as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Cost of goods sold	$14,000	$11,000	$39,000	$33,000
Research and development	57,000	67,000	173,000	204,000
Selling, general and administrative	63,000	175,000	325,000	543,000

Total	$134,000	$253,000	$537,000	$780,000

     As of September 30, 2003, the Company had $164,000 in deferred employee and director stock-based compensation (excluding deferred stock compensation related to restricted stock), which will be amortized through 2004 based on the vesting period.

     On August 1, 2003, the Company issued 2,000,000 non-qualified common stock options outside of the 2000 Equity Incentive Plan (“2000 Plan”) at an exercise price of $1.18 per share, the fair market value of its common stock on that date. Accordingly, no stock-based compensation was recorded for this grant. In addition, on August 4, 2003, the Company sold 500,000 shares of restricted common stock at a price of $0.001 per share. Deferred stock compensation of $590,000 was recorded for this issuance. Both issuances were part of the compensation package for the Company’s new President and Chief Executive Officer. Both issuances are subject to the following vesting provisions: 1/4th vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date; provided, however, that if he is terminated by the Company other than for cause prior to the one-year anniversary of the date of the issuance, 1/48th vests on the one-month anniversary of the issuance date until the termination date. Amortization of the deferred stock compensation related to the restricted common stock for the quarter ended September 30, 2003 was $13,000. As of September 30, 2003, the Company had $577,000 in deferred stock compensation related to the restricted common stock, which will be amortized through 2007 based on the vesting period.

     During the third quarter of 2003, the Company also issued a total of 1,950,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock, as inducement grants to two new executive officers and two new employees of the Company. Accordingly, no stock-based compensation was recorded for these grants.

     On July 31, 2003, the Company canceled 3,174,194 unvested non-qualified common stock options issued outside of the 2000 Plan to the Company’s former Interim Chief Executive Officer.

     On June 25, 2003, the Company made a tender offer to eligible employees to exchange options with exercise prices greater than or equal to $2.00 per share. 610,950 options were tendered by eligible employees in the exchange offer. The tendered options were cancelled on July 25, 2003, and new options will be granted at least six months and one day from cancellation date, with the new grant date expected to be on January 26, 2004. The terms and conditions of the new options will vary from the terms and conditions of the tendered options in several ways, including (a) the exercise price of the new options will be the closing price of the Company’s common stock on the date of the new option grant, (b) each new option will be a non-statutory stock option, even if the tendered option was an incentive stock option, and (c) the vesting schedule of each new option will be as follows: 12.5% of the shares subject to the new option will be vested on the new option grant date, and 1/48 of the shares subject to the new option will vest monthly thereafter, subject to the option holder’s continued employment through each relevant vesting date.

     On March 20, 2003, the Board of Directors approved an amendment to the 2000 Plan to increase the number of shares of common stock available for grant by 2,500,000 shares. The Plan amendment requires approval of stockholders within twelve months after the action of the Board of Directors.

7. Accrued Warranty Reserve

     The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to three years. Factors that affect the Company’s warranty obligation include product failure rates and costs of repair or replacement in correcting product failures. The Company also accrues in warranty those costs estimated to address reliability repairs on products no longer in warranty when, in the

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability if necessary.

     Changes in accrued warranty reserve during the nine months ended September 30, 2003 are as follows:

Balance, January 1, 2003	$6,913,000
Reductions for payments made in cash or in kind	(2,662,000)
Changes for accruals related to warranties issued during the period	972,000
Changes for accruals related to preexisting warranties or reliability repairs programs	1,039,000
Changes in deferred revenue associated with extended warranties	(66,000)

Balance, September 30, 2003	$6,196,000

8. Commitments and Contingencies

     As of September 30, 2003, the Company had firm commitments to purchase inventories of approximately $5,500,000.

     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court.

     The Company is a defendant in a breach of contract lawsuit, brought by a party that conducts business with the Company, claiming damages in excess of $10 million. The Company intends to vigorously defend against this lawsuit. As with any litigation, the ultimate outcome of this lawsuit is uncertain.

9. Related Party Transactions

     Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Interim Chief Financial Officer and Executive Vice-President, Energy Delivery at Alliant Energy Corporation. He is also President of Interstate Power and Light Company, a subsidiary of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. Sales to Alliant Energy Resources, Inc. for the three-month and nine-month periods ended September 30, 2003 were $-0- and $25,000, respectively. Sales to Alliant Energy Resources, Inc. for the three-month and nine-month periods ended September 30, 2002 were $60,000 and $1.5 million, respectively, with $1.4 million of sales in that nine-month period made under a firm purchase contract.

10. Selling, General and Administrative Expenses

     As a result of a settlement agreement with a professional services firm, liabilities for $1,099,000 of administrative expenses recorded in prior years were reversed in the first quarter of 2003.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11. Net Loss Per Common Share

     Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make them antidilutive. Outstanding stock options at September 30, 2003 and 2002 were 8.7 million and 7.7 million, respectively. As of September 30, 2003, 0.5 million shares of restricted common stock are contingently returnable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this Quarterly Report and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pertaining to, among other things, the Company’s future results of operations, research and development (“R&D”) activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to the Company. When used in the following discussion, the words “believes”, “anticipates”, “intends”, “expects”, “plans” and similar expressions are intended to identify forward-looking statements. These statements are based largely on the Company’s current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those listed in Item 5 — Other Information of this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating the Company and its business. We undertake no obligation to revise or update publicly any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations except as required by law.

Critical Accounting Policies and Estimates

     The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

•	Impairment of long-lived assets, including intangible assets;

•	Inventory write-downs and classification of inventory;

•	Estimates of warranty obligations;

•	Sales returns and allowances;

•	Allowance for doubtful accounts;

•	Deferred tax assets; and

•	Loss contingencies.

Results of Operations

Three Months Ended September 30, 2003 and 2002

     Revenues. Revenues for the quarter ended September 30, 2003 decreased $1.6 million to $2.3 million from $3.9 million for the same period last year. Revenues from product shipments for the quarter decreased $1.0 million to $1.6 million from $2.6 million last year. Shipments during the quarter of 1.9 megawatts were about 60% of the volume shipped for the same period a year ago. Revenues from accessories, parts and service for the quarter decreased $0.6 million to $0.7 million from $1.3 million for the same period last year. Revenues are reported net of sales returns and allowances.

     We entered the third quarter of 2003 with 5.1 megawatts of outstanding orders, most of which we anticipated to ship in the quarter. In September, we identified quality issues with some components used in the manufacturing of our C60 products and low pressure natural gas C30 product, resulting in the delay of shipments of orders. As a result, we shipped less than anticipated. Production was resumed in late September for C60 products and in mid October for C30 products. During the quarter we received new orders of 1.1 megawatts, leaving outstanding orders of 4.3 megawatts at the end of the quarter.

     One customer accounted for approximately 16% of revenues for the third quarter of 2003. No customer accounted for 10% or more of revenues for the same quarter a year ago.

     Gross Loss. We had a gross loss of $2.2 million for the third quarter of 2003, compared with $2.4 million for the same period last year primarily because of lower production overhead spending.

     Our cost of goods sold has exceeded revenues each period. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve a break-even margin.

     Research and Development Expenses. R&D expenses for the quarter ended September 30, 2003 increased $0.5 million to $2.4 million from $1.9 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $0.1 million for the third quarter this year, compared with $1.5 million for the same period a year ago. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs.

     Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the quarter ended September 30, 2003 decreased $2.5 million to $4.6 million from $7.1 million for the same period last year. Overall spending was lower in 2003 as a result of our actions to reduce our cost structure in areas such as headcount, legal, consulting and facilities costs.

     Interest Income. Interest income for the quarter ended September 30, 2003 decreased $0.4 million to $0.3 million from $0.7 million for the same period last year. The decrease was primarily attributable to lower cash balances and lower interest rates. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

Nine Months Ended September 30, 2003 and 2002

     Revenues. Revenues for the nine months ended September 30, 2003 decreased $6.6 million to $9.3 million from $15.9 million for the same period last year. Revenues from product shipments for the nine months ended September 30, 2003 decreased $5.5 million to $6.5 million from $12.0 million a year ago. Shipments during the nine months ended September 30, 2003 of 7.9 megawatts were about half of the volume shipped for the same period a year ago. Revenues from accessories, parts and service for the nine months ended September 30, 2003 decreased $0.4 million to $3.5 million from $3.9 million for the same period last year. Revenues are reported net of sales returns and allowances.

     Three customers accounted for approximately 34% of revenues for the nine months ended September 30, 2003. Two customers accounted for approximately 27% of revenues for the same period a year ago. Each of these customers individually accounted for 10% or more of revenues.

     Gross Loss. We had a gross loss of $7.0 million for the nine months ended September 30, 2003, compared with $9.6 million for the same period last year. The change in gross loss was largely attributable to a $2.9 million lower inventory write-down this year compared with last year.

     R&D Expenses. R&D expenses for the nine months ended September 30, 2003 increased $1.0 million to $5.9 million from $4.9 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $1.9 million for the nine months ended September 30, 2003, compared with $4.1 million for the same period a year ago. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs.

     SG&A Expenses. SG&A expenses for the nine months ended September 30, 2003 decreased $11.0 million to $14.1 million from $25.1 million for the same period last year. Overall spending was lower in 2003 in part as a result of our actions to reduce our cost structure in areas such as headcount, legal, consulting and facilities costs. Other factors that reduced SG&A expenses between periods include:

•	There was no amortization expense from marketing rights in the first nine months of 2003, compared with $2.6 million for the same period last year.

•	As a result of a settlement agreement with a professional services firm, liabilities for $1.1 million of administrative expenses recorded in prior years were reversed in the first quarter of 2003.

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

     Interest Income. Interest income for the nine months ended September 30, 2003 decreased $1.2 million to $1.1 million from $2.3 million for the same period last year. The decrease was primarily attributable to the lower cash balances and lower interest rates. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including our product development activities and our commercialization efforts. While we are working to continue to control spending levels and identify areas where we can reduce our cash spending, we expect to continue to devote substantial capital resources to running our business, including enhancing reliability of both new and existing products and completing the development of our C200 microturbine.

     We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

     We used cash of $20.4 million during nine months ended September 30, 2003, compared with $26.5 million for the same period last year.

     Our net cash used in operating activities was $19.4 million for the nine months ended September 30, 2003, compared with $23.7 million for the same period last year. The decrease reflects a decline of $4.2 million in net loss, after adjusting for non-cash items.

     Accounts receivable decreased $2.2 million to $2.7 million as of September 30, 2003 from $4.9 million as of December 31, 2002, as a result of improved collections and lower billings on cost sharing programs in the third quarter of 2003 compared with the fourth quarter of 2002.

     Total inventory decreased $1.5 million to $14.4 million as of September 30, 2003 from $15.9 million as of December 31, 2002. At September 30, 2003, non-current inventory of $3.8 million represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months. As of September 30, 2003, the Company had firm commitments to purchase inventories of approximately $5.5 million. We had previously fully written-down inventories of new recuperator cores and we now expect to use some of these in production. This will have a favorable impact on our margin and cash usage.

     Net cash used in investing activities for acquisition of fixed assets was $1.0 million for the nine months ended September 30, 2003, compared to $2.1 million for the same period last year.

     Our net cash used in financing activities was $83,000 for the nine months ended September 30, 2003, compared to $762,000 for the same period last year. The decrease in cash usage was primarily the result of higher proceeds from exercise of stock options and employee stock purchases of $1.1 million, offset by purchases of treasury stock of $0.3 million this year. In October 2002, our Board of Directors approved a stock repurchase program under which we may purchase up to $10 million of our common stock. We may purchase shares from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The program has no termination date. Since the inception of the program, we have repurchased 551,208 shares for an aggregate price of $0.5 million.

     Except for scheduled payments made in 2003, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     In 2000, the United States Department of Energy (“DOE”) awarded us $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award was to be distributed over a five-year period. The program was estimated to cost $23.0 million over five years, which would require us to provide approximately $13.0 million of our own R&D expenditures. We have billed $8.0 million to the DOE under this agreement through September 30, 2003, leaving a balance of $2.0 million to be billed over the remainder of 2003 and through 2005.

Impact of Recently Issued Accounting Standards

     In May 2003, SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In January 2003, the Emerging Issues Task Force released EITF 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion 20, “Accounting Changes.” If so elected, disclosure should be made in periods subsequent to the date of initial application of this consensus of the amount of the recognized revenue that was previously included in the cumulative-effect adjustments. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective, as of September 30, 2003, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments since the quarter ended June 30, 2003.

Item 5. Other Information

Business Risks

     Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones facing our Company. In addition, risks of which we are not aware or that we believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. These factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q for the past two quarters.

•	We have a limited operating history characterized by net losses, and we anticipate continued losses;

•	Our success depends in significant part upon the services of management and key employees;

•	In any period, our sales may be significantly dependent upon sales to a few customers;

•	The economic downturn has made potential customers hesitant to make capital expenditures;

•	If we do not effectively implement our sales and marketing plans, our sales will not grow and we will not achieve profitability;

•	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely impact our revenues and profitability;

•	We have limited experience in international sales and may not succeed in growing our international sales;

•	Product quality and reliability expectations may not be met adversely impacting market acceptance;

•	We depend upon the development of new products and enhancements of existing products;

•	We operate in a highly competitive market and may not be able to compete effectively as a result of factors affecting the market for our products;

•	Our competitors, some of which have significantly greater resources than we have, may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products, and we may be unable to compete effectively;

•	Changes in government regulations and the electric utility industry restructuring may affect demand for our microturbines;

•	We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical;

•	Utility companies could place barriers to our entry into the marketplace, and we may not be able to sell our products effectively;

•	We may not be able to retain or develop additional strategic partners and distributors in our targeted markets, in which case our sales would not increase as expected;

•	We are subject to risks associated with our strategic alliance with United Technologies Corporation;

•	Our ability to identify and develop Authorized Service Providers can significantly impact our success;

•	Our suppliers and manufacturers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product;

•	We may not achieve production cost reductions necessary to price our product competitively, which would impair our sales;

•	Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our profitability;

•	We may not effectively expand our production capabilities, which would negatively impact our sales;

•	We may not be able to control our warranty exposure and our warranty reserve may not be sufficient to meet our warranty expense, which could impair our financial condition;

•	Termination of certain Supply and Distribution Agreements may require us to repurchase parts inventory;

•	The market price of our common stock is highly volatile and may decline regardless of our operating performance;

•	Our business is subject to the risk of earthquake;

•	We may not be able to manage our growth effectively or improve our operational, financial and management information systems, which would impair our profitability;

•	We depend on our intellectual property to make our products competitive, and if we are unable to protect our intellectual property, our business will suffer;

•	Potential intellectual property, shareholder or other litigation may adversely impact our business;

•	We may be unable to fund our future operating requirements, which could force us to curtail our operations;

•	We face fluctuations in operating results, which could impact our stock price; and

•	Our announced stock repurchase program may not produce benefits for stockholders.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Index to Exhibits.

     The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.

3.2(1)	Fifth Amended and Restated Bylaws of Capstone Turbine.

4.1(2)	Specimen stock certificate.

31.1 (1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

_________________

(b)	Reports on Form 8-K.

     On July 17, 2003, the Company filed a Report on Form 8-K, furnishing under Item 12 a July 17, 2003 press release announcing its second quarter 2003 financial results. Such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: November 14, 2003	By:	/s/ KAREN CLARK

Karen Clark
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)