Form 10-QT
period 2003-03-31
CAPSTONE TURBINE CORP
filed 2004-01-26
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2003 to March 31, 2003.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

     The number of outstanding shares of the registrant’s common stock as of December 31, 2003 was 83,240,545.

CAPSTONE TURBINE CORPORATION

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and March 31, 2002	4
	Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2003 and March 31, 2002	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and March 31, 2002	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II — OTHER INFORMATION
Item 5.	Other Information – Business Risks	15
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$132,584,000	$140,310,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $414,000 at March 31, 2003 and $194,000 at December 31, 2002	3,748,000	4,893,000
Inventory	12,121,000	9,124,000
Prepaid expenses and other current assets	1,341,000	2,331,000

Total current assets	149,794,000	156,658,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	23,914,000	22,996,000
Leasehold improvements	8,480,000	8,480,000
Molds and tooling	4,365,000	4,350,000

	36,759,000	35,826,000
Less accumulated depreciation and amortization	16,857,000	15,346,000

Total equipment and leasehold improvements	19,902,000	20,480,000

Non-current Portion of Inventory	4,412,000	6,784,000
Deposits on Fixed Assets	73,000	708,000
Other Assets	505,000	532,000
Intangible Asset, Net	1,961,000	2,029,000

Total	$176,647,000	$187,191,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,156,000	$4,321,000
Accrued salaries and wages	1,472,000	2,088,000
Other accrued liabilities	1,117,000	1,132,000
Accrued warranty reserve	6,657,000	6,913,000
Deferred revenue	1,253,000	734,000
Current portion of capital lease obligations	1,411,000	1,522,000

Total current liabilities	14,066,000	16,710,000

Long-Term Portion of Capital Lease Obligations	736,000	974,000
Other Long-Term Liabilities	1,277,000	1,325,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 81,700,735 shares issued and 81,248,782 shares outstanding at March 31, 2003; 81,635,035 shares issued and 81,437,822 shares outstanding at December 31, 2002	82,000	82,000
Additional paid-in capital	527,188,000	526,952,000
Accumulated deficit	(366,281,000)	(358,646,000)
Less Treasury stock, at cost; 451,953 shares at March 31, 2003; 197,213 shares at December 31, 2002	(421,000)	(206,000)

Total stockholders’ equity	160,568,000	168,182,000

Total	$176,647,000	$187,191,000

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

          Certain reclassifications have been made in some prior year balances to match the current year’s presentation.

3.	Change in Fiscal Year

          On December 12, 2003, the Company adopted a new fiscal year end, moving the end of its fiscal year from December 31 to March 31. As a result of this change, the Company’s transition period from January 1, 2003 to March 31, 2003 is covered by this report. The Company’s new fiscal year will commence on April 1, 2003 and end on March 31, 2004.

4.	New Accounting Pronouncements

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

          In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company did not issue any guarantees of indebtedness of others during the quarter ended March 31, 2003. Product warranties are excluded from the initial recognition and measurement provisions of FIN No. 45 but are subject to its disclosure requirements. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company disclosed its accounting policy on product warranty in its Annual Report on Form 10-K for the year ended December 31, 2002. The required tabular reconciliation of the changes in the aggregate product warranty liability for the quarter ended March 31, 2003 is disclosed in Note 9.

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

5.	Segment Reporting

          The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of said operating segment are the development, manufacture and sale of turbine generator sets. Following is a breakdown by geographical area of the Company’s revenues:

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

6.	Inventory

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

7.	Intangible Asset

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

8.	Stock-Based Compensation

          During 1999 and 2000, the Company issued common stock options at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these grants as follows:

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

          On March 20, 2003, the Board of Directors approved an amendment to the 2000 Plan to increase the number of shares of common stock available for grant by 2,500,000 shares. The Plan amendment requires approval of stockholders within twelve months after the action of the Board of Directors. During the quarter ended December 31, 2003, the Board of Directors rescinded their action.

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

          During the quarter ended September 30, 2003, the Company also issued a total of 1,950,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock, as inducement grants to two new executive officers and two new employees of the Company. Accordingly, no stock-based compensation was recorded for these grants.

          During the quarter ended December 31, 2003, the Company issued a total of 245,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock, as inducement grants to three new employees of the Company. Accordingly, no stock-based compensation was recorded for these grants.

9.	Accrued Warranty Reserve

          The following table represents the changes in the product warranty liability for the quarter ended March 31, 2003:

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Balance at beginning of period	$6,913,000
Reductions for payments made in cash or in kind	(641,000)
Changes for accruals related to warranties issued during the period	148,000
Changes for accruals related to preexisting warranties	237,000

Balance at end of period	$6,657,000

10.	Commitments and Contingencies

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

          The Company was a defendant in a breach of contract lawsuit, brought by a party that conducts business with the Company, claiming damages in excess of $10 million. The lawsuit was dismissed, however, the contract provides for arbitration proceeding. In the event of arbitration, the ultimate outcome of such a proceeding would be uncertain.

11.	Related Party Transactions

          Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. He is also President of Interstate Power and Light Company, a subsidiary of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. Sales to Alliant Energy Resources, Inc. in the quarter ended March 31, 2003 were approximately $11,000. There were no sales to Alliant Energy Resources, Inc. in the quarter ended March 31, 2002.

12.	Selling, General and Administrative Expenses

          As a result of a settlement agreement with a professional services firm, liabilities for $1,099,000 of administrative expenses recorded in prior years were reversed in the first quarter of 2003.

13.	Net Loss Per Common Share

          Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make them antidilutive. Outstanding stock options at March 31, 2003 and 2002 were 10 million and 6.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this Transition Report and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pertaining to, among other things, the Company’s future results of operations, research and development (“R&D”) activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to the Company. When used in the following discussion, the words “believes”, “anticipates”, “intends”, “expects”, “plans” and similar expressions are intended to identify forward-looking statements. These statements are based largely on the Company’s current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those listed in Item 5 - Other Information of this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating the Company and its business. We undertake no obligation to revise or update publicly any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations except as required by law.

Critical Accounting Policies and Estimates

          The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the consolidated financial statements. These policies, judgments and estimates are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Liquidity and Capital Resources

          Our cash requirements depend on many factors, including our product development activities and our commercialization efforts. While we are working to reduce our cash usage, we expect to continue to devote substantial capital resources to running our business, including continuing the development of our sales and marketing programs and continuing our R&D activities. We believe that our current cash balance is sufficient to fund operating losses and our currently projected commitments to reach the point of cash flow positive. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

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

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Transition Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective, as of March 31, 2003, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Changes in Internal Controls

          There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information

Business Risks

          Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones facing our Company. In addition, risks of which we are not aware or that we believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. These factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003.

•	We have a limited operating history characterized by net losses, and we anticipate continued losses;

•	Our success depends in significant part upon the services of management and key employees;

•	In any period, our sales may be significantly dependent upon sales to a few customers;

•	The economic downturn has made potential customers hesitant to make capital expenditures;

•	If we do not effectively implement our sales and marketing plans, our sales will not grow and we will not achieve profitability;

•	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely impact our revenues and profitability;

•	We have limited experience in international sales and may not succeed in growing our international sales;

•	Product quality and reliability expectations may not be met adversely impacting market acceptance;

•	We depend upon the development of new products and enhancements of existing products;

•	We operate in a highly competitive market and may not be able to compete effectively as a result of factors affecting the market for our products;

•	Our competitors, some of which have significantly greater resources than we have, may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products, and we may be unable to compete effectively;

•	Changes in government regulations and the electric utility industry restructuring may affect demand for our microturbines;

•	We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical;

•	Utility companies could place barriers to our entry into the marketplace, and we may not be able to sell our products effectively;

•	We may not be able to retain or develop additional strategic partners and distributors in our targeted markets, in which case our sales would not increase as expected;

•	We are subject to risks associated with our strategic alliance with United Technologies Corporation;

•	Our ability to identify and develop Authorized Service Providers can significantly impact our success;

•	Our suppliers and manufacturers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product;

•	We may not achieve production cost reductions necessary to price our product competitively, which would impair our sales;

•	Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our profitability;

•	We may not effectively expand our production capabilities, which would negatively impact our sales;

•	We may not be able to control our warranty exposure and our warranty reserve may not be sufficient to meet our warranty expense, which could impair our financial condition;

•	Termination of certain Supply and Distribution Agreements may require us to repurchase parts inventory;

•	The market price of our common stock is highly volatile and may decline regardless of our operating performance;

•	Our business is subject to the risk of earthquake;

•	We may not be able to manage our growth effectively or improve our operational, financial and management information systems, which would impair our profitability;

•	We depend on our intellectual property to make our products competitive, and if we are unable to protect our intellectual property, our business will suffer;

•	Potential intellectual property, shareholder or other litigation may adversely impact our business;

•	We may be unable to fund our future operating requirements, which could force us to curtail our operations;

•	We face fluctuations in operating results, which could impact our stock price; and

•	Our announced stock repurchase program may not produce benefits for stockholders.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Index to Exhibits.

          The following exhibits are filed with, or incorporated by reference into, this Transition Report on Form 10-Q:

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.

3.2(3)	Fifth Amended and Restated Bylaws of Capstone Turbine.

4.1(2)	Specimen stock certificate.

10.4(4)	Amended and Restated 2000 Equity Incentive Plan

10.12(5)	Transition Agreement and Mutual Release between Dr. Ake Almgren and Capstone Turbine Corporation dated October 31, 2002 and February 26, 2003

10.14(4)	Severance Pay Plan and First Amendment to the Severance Pay Plan

31.1(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 001-15957).

(4)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-15957).

(5)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15957).

(b)	Reports on Form 8-K.

                    None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: January 26, 2004	By:	/s/ KAREN CLARK

Karen Clark
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)