Form 10-Q
period 2003-12-31
CAPSTONE TURBINE CORP
filed 2004-02-17
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

CAPSTONE TURBINE CORPORATION

INDEX

		Page
		Number

	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003	3
	Consolidated Statements of Operations for the Three Months and Nine Months Ended December 31, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2003 and December 31, 2002	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2003	2003

Assets
Current Assets:
Cash and cash equivalents	$111,719,000	$132,584,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $508,000 at December 31, 2003 and $414,000 at March 31, 2003	2,406,000	3,748,000
Inventory	9,149,000	12,121,000
Prepaid expenses and other current assets	1,719,000	1,341,000

Total current assets	124,993,000	149,794,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	21,136,000	23,914,000
Leasehold improvements	8,499,000	8,480,000
Molds and tooling	4,345,000	4,365,000

	33,980,000	36,759,000
Less accumulated depreciation and amortization	17,749,000	16,857,000

Total equipment and leasehold improvements, net	16,231,000	19,902,000

Non-Current Portion of Inventory	4,783,000	4,412,000
Intangible Asset, net	1,761,000	1,961,000
Other Assets	472,000	578,000

Total	$148,240,000	$176,647,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,282,000	$2,156,000
Accrued salaries and wages	1,725,000	1,472,000
Other accrued liabilities	1,888,000	1,117,000
Accrued warranty reserve	6,725,000	6,657,000
Deferred revenue	1,077,000	1,253,000
Current portion of capital lease obligations	808,000	1,411,000

Total current liabilities	14,505,000	14,066,000

Long-Term Portion of Capital Lease Obligations	105,000	736,000
Other Long-Term Liabilities	1,185,000	1,277,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value; 415,000,000 shares authorized; 83,791,753 shares issued and 83,240,545 shares outstanding at December 31, 2003; 81,700,735 shares issued and 81,248,782 shares outstanding at March 31, 2003	84,000	82,000
Additional paid-in capital	529,652,000	527,188,000
Accumulated deficit	(396,238,000)	(366,281,000)
Less: Deferred stock compensation	(540,000)	—
Less: Treasury stock, at cost; 551,208 shares at December 31, 2003; 451,953 shares at March 31, 2003	(513,000)	(421,000)

Total stockholders’ equity	132,445,000	160,568,000

Total	$148,240,000	$176,647,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Nine
	Months Ended		Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	$3,251,000	$3,643,000	$9,730,000	$14,938,000
Cost of Goods Sold	6,359,000	16,049,000	17,649,000	33,981,000

Gross Loss	(3,108,000)	(12,406,000)	(7,919,000)	(19,043,000)
Operating Expenses:
Research and development	3,034,000	2,028,000	7,886,000	5,527,000
Selling, general and administrative	5,688,000	6,779,000	15,007,000	23,486,000
Impairment loss on marketing rights	—	—	—	15,999,000

Total operating expenses	8,722,000	8,807,000	22,893,000	45,012,000

Loss from Operations	(11,830,000)	(21,213,000)	(30,812,000)	(64,055,000)
Interest Income	302,000	574,000	1,011,000	2,017,000
Interest Expense	(38,000)	(90,000)	(154,000)	(292,000)
Other Income	(1,000)	(3,000)	(2,000)	5,000

Loss Before Income Taxes	(11,567,000)	(20,732,000)	(29,957,000)	(62,325,000)
Provision for Income Taxes	—	—	—	—

Net Loss	$(11,567,000)	$(20,732,000)	$(29,957,000)	$(62,325,000)

Weighted Average Common Shares Outstanding	82,705,535	80,168,807	81,908,416	78,378,535

Net Loss Per Share of Common Stock – Basic and Diluted	$(0.14)	$(0.26)	$(0.37)	$(0.80)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(29,957,000)	$(62,325,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,747,000	6,808,000
Impairment loss on fixed assets and manufacturing license	—	5,016,000
Impairment loss on marketing rights	—	15,999,000
Provision for doubtful accounts and sales returns	280,000	90,000
Inventory write-down	56,000	4,321,000
Provision for warranty expenses	3,454,000	5,328,000
Loss on disposal of equipment	243,000	65,000
Non-employee stock compensation	74,000	—
Employee and director stock compensation	462,000	759,000
Changes in operating assets and liabilities:
Accounts receivable	1,062,000	167,000
Inventory	2,545,000	331,000
Prepaid expenses and other current assets	(378,000)	(1,027,000)
Other assets	—	100,000
Accounts payable	126,000	1,543,000
Accrued salaries and wages and deferred compensation	227,000	791,000
Other accrued liabilities	705,000	867,000
Accrued warranty reserve	(3,386,000)	(3,098,000)
Deferred revenue	(176,000)	(653,000)

Net cash used in operating activities	(19,916,000)	(24,918,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on fixed assets	(1,111,000)	(2,121,000)
Proceeds from disposal of fixed assets	26,000	—

Net cash used in investing activities	(1,085,000)	(2,121,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(1,162,000)	(994,000)
Exercise of stock options and employee stock purchases	1,390,000	200,000
Net proceeds from issuance of common stock	—	3,985,000
Purchase of treasury stock	(92,000)	(206,000)

Net cash provided by financing activities	136,000	2,985,000

Net Decrease in Cash and Cash Equivalents	(20,865,000)	(24,054,000)
Cash and Cash Equivalents, Beginning of Period	132,584,000	164,364,000

Cash and Cash Equivalents, End of Period	$111,719,000	$140,310,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$154,000	$292,000
Income taxes	$—	$—

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

3.     Change in Fiscal Year

          On December 12, 2003, the Company changed its fiscal year end from December 31 to March 31. A report for the three-month transition period from January 1, 2003 through March 31, 2003 was filed with the Securities and Exchange Commission on January 26, 2004. The Company’s new fiscal year commenced on April 1, 2003 and ends on March 31, 2004.

4.     New Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. The Company has reviewed this pronouncement and determined it is not applicable since the Company does not own or have an investment in any VIEs.

5.     Inventory

          Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consists of the following:

	December 31,	March 31,
	2003	2003

Raw materials	$9,625,000	$12,724,000
Work in process	1,959,000	2,271,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	December 31,	March 31,
	2003	2003

Finished goods	2,348,000	1,538,000

Total	13,932,000	16,533,000
Less non-current portion	4,783,000	4,412,000

Current portion	$9,149,000	$12,121,000

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

6.     Intangible Asset

          The intangible asset represents the license granted to the Company to use a former supplier’s intellectual property for the design and manufacture of licensed product for use in microturbines. Additional information is as follows:

	December 31,	March 31,
	2003	2003

Gross carrying amount	$3,663,000	$3,663,000
Less accumulated amortization and impairment loss	1,902,000	1,702,000

Net	$1,761,000	$1,961,000

          This intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. Related amortization expense for the three-month and nine-month periods ended December 31, 2003 was $67,000 and $200,000, respectively, compared with $94,000 and $281,000 for the same periods last year. This intangible asset is scheduled to be fully amortized by 2010 with corresponding amortization estimated to be $66,000, $267,000, $267,000, $267,000, $267,000 and $627,000, for the remainder of fiscal 2004, fiscal years 2005, 2006, 2007, 2008, and thereafter, respectively.

7.     Stock-Based Compensation

          The following table is presented in accordance with SFAS No. 148 and illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

In Thousands (except per share amounts)	2003	2002	2003	2002

Net loss, as reported	$(11,567)	$(20,732)	$(29,957)	$(62,325)
Add: Stock-based employee and director compensation included in reported net loss	135	244	462	759
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(1,270)	(2,124)	(4,175)	(6,876)

Pro forma net loss	$(12,702)	$(22,612)	$(33,670)	$(68,442)

Net loss per share – Basic and Diluted:
As reported	$(0.14)	$(0.26)	$(0.37)	$(0.80)
Pro forma	$(0.15)	$(0.28)	$(0.41)	$(0.87)

          During 1999 and 2000, the Company granted options at less than the fair value of its common stock. In addition, in 2003, the Company issued shares of restricted common stock at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these issuances as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Cost of goods sold	$14,000	$8,000	$44,000	$30,000
Research and development	53,000	64,000	167,000	199,000
Selling, general and administrative	68,000	172,000	251,000	530,000

Total	$135,000	$244,000	$462,000	$759,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

          As of December 31, 2003, the Company had $66,000 in deferred employee and director stock-based compensation (excluding deferred stock compensation related to restricted stock described below), which will be amortized through fiscal 2005 based on the vesting periods.

          During the quarter ended December 31, 2003, the Company issued a total of 245,000 non-qualified common stock options outside of the 2000 Equity Incentive Plan (“2000 Plan”) at exercise prices equal to the fair market value of its common stock, as inducement grants to three new employees of the Company. Accordingly, no stock-based compensation was recorded for these grants.

          During the quarter ended September 30, 2003, the Company also issued a total of 1,950,000 non-qualified common stock options outside of the 2000 Plan, at exercise prices equal to the fair market value of its common stock, as inducement grants to two new executive officers and two new employees of the Company. Accordingly, no stock-based compensation was recorded for these grants.

          On August 1, 2003, the Company issued 2,000,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock on that date. Accordingly, no stock-based compensation was recorded for this grant. In addition, on August 4, 2003, the Company sold 500,000 shares of restricted common stock at a price of $0.001 per share. Deferred stock compensation of $590,000 was recorded for this issuance. Both issuances were part of the compensation package for the Company’s new President and Chief Executive Officer. Both issuances are subject to the following vesting provisions: 1/4th vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date; provided, however, that if he is terminated by the Company other than for cause prior to the one-year anniversary of the date of the issuance, 1/48th vests on the one-month anniversary of the issuance date until the termination date. The deferred stock compensation related to the restricted common stock is being amortized through fiscal 2008 based on the vesting period.

          On July 31, 2003, the Company canceled 3,174,194 unvested non-qualified common stock options issued outside of the 2000 Plan to the Company’s former Interim Chief Executive Officer.

          On June 25, 2003, the Company made a tender offer to eligible employees to exchange options with exercise prices greater than or equal to $2.00 per share. 610,950 options were tendered by eligible employees in the exchange offer. The tendered options were cancelled on July 25, 2003. On January 26, 2004, the Company granted 486,313 new options at an exercise price of $2.36 per share. Each new option is a non-statutory stock option, with vesting as follows: 12.5% vested on January 26, 2004, and the remainder to vest monthly over the next 42 months, subject to the option holders’ continued employment.

          On March 20, 2003, the Board of Directors approved an amendment to the 2000 Plan to increase the number of shares of common stock available for grant by 2,500,000 shares. The Plan amendment required approval of stockholders within twelve months after the action of the Board of Directors. During the quarter ended December 31, 2003, the Board of Directors rescinded this prior action.

8.     Accrued Warranty Reserve

          The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to three years. Factors that affect the Company’s warranty obligation include product failure rates and costs of repair or replacement in correcting product failures. The Company also accrues in warranty those costs estimated to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability if necessary.

          During the quarter ended December 31, 2003, the Company recorded warranty expenses of $1,176,000 related to specific committed plans to provide accommodations to Japanese distributors related to products no longer under warranty.

          Changes in accrued warranty reserve during the nine months ended December 31, 2003 are as follows:

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Balance, March 31, 2003	$6,657,000
Reductions for payments made in cash or in kind	(3,386,000)
Additions for warranties issued during the period	978,000
Changes for accruals related to preexisting warranties, accomodations or reliability repair programs	2,476,000

Balance, December 31, 2003	$6,725,000

9.     Commitments and Contingencies

          As of December 31, 2003, the Company had firm commitments to purchase inventories of approximately $6,800,000.

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

          In June 2003, the Company was sued by a party that conducts business with the Company, claiming damages for a breach of contract in excess of $10 million. In January 2004, this breach of contract lawsuit was dismissed, however, the contract provides for arbitration. In the event of arbitration, the ultimate outcome of such a proceeding is uncertain.

10.     Related Party Transactions

          Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Vice-President and Chief Financial Officer of Alliant Energy Corporation. He is also President of Interstate Power and Light Company, a subsidiary of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. Sales to Alliant Energy Resources, Inc. for the three-month and nine-month periods ended December 31, 2003 were $-0- and $25,000, respectively. Sales to Alliant Energy Resources, Inc. for the three-month and nine-month periods ended December 31, 2002 were $-0-and $1.5 million, respectively, with $1.4 million of sales in that nine-month period made under a firm purchase contract.

11.     Net Loss Per Common Share

          Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make them antidilutive. Outstanding stock options at December 31, 2003 and 2002 were 8,590,000 and 10,592,000, respectively. As of December 31, 2003, 500,000 shares of restricted common stock are contingently returnable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this Quarterly Report and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pertaining to, among other things, the Company’s future results of operations, research and development (“R&D”) activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to the Company. When used in the following discussion, the words “believes”, “anticipates”, “intends”, “expects”, “plans” and similar expressions are intended to identify forward-looking statements. These statements are based largely on the Company’s current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those listed in Item 5 - Other Information of this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating the Company and its business. We undertake no obligation to revise or update publicly any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations, except as required by law.

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

Change in Fiscal Year

          On December 12, 2003, the Company changed its fiscal year end from December 31 to March 31. A report for the three-month transition period from January 1, 2003 through March 31, 2003 was filed with the Securities and Exchange Commission on January 26, 2004. The Company’s new fiscal year commenced on April 1, 2003 and ends on March 31, 2004.

Overview

          We develop, manufacture and market microturbines for use in stationary distributed power generation applications such as combined heat and power (“CHP”), resource recovery, power quality and reliability and in non-stationary applications such as hybrid electric vehicles. Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We expect our microturbines to provide both the commercial power generation industry and hybrid electric vehicles with clean, multifunctional, and scalable distributed power sources. We sell complete microturbine units, subassemblies and components and perform limited service work, such as product refurbishments. The microturbines are sold primarily through our distributors. Authorized Service Providers (“ASPs”) provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability of the distributors to sell into appropriate applications, and ASPs providing quality installations and support.

          The market for our products is highly competitive and is changing rapidly. Our microturbines compete with existing technologies, such as the utility grid and reciprocating engines, and may also compete with emerging distributed generation technologies, including solar power, wind powered systems, fuel cells and other microturbines. Additionally, many of our distributed generation competitors are well-established firms; they derive advantages from production economies of scale, a worldwide presence and greater resources, which they can devote to product development or promotion.

          We began commercial sales of our Model C30 products in 1998. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. As of December 31, 2003, we have sold a total of 2,769 commercial units; however, we believe roughly 20% of these units are still in our distributors’ inventories. We are in the final stages of development of our C-200 microturbine. We expect beta testing of the new product to begin in the first quarter of fiscal year 2005, which begins April 1, 2004. We anticipate that in the third quarter of fiscal year 2005, based on the results of the beta testing, we will be able to announce our plans for the launch of the C-200.

          Although our products offer significant advantages over competing products in many applications, the rate of adoption for our technology has been slower than anticipated. The present economic conditions, including tight restrictions for capital expenditures, impact our opportunities as well. We have incurred significant losses since inception, which were funded primarily through private and public equity offerings. We believe that our cash balance is sufficient to fund current operations, commitments for capital expenditures and contractual obligations.

          In August 2003, John Tucker joined the Company as our Chief Executive Officer. Since then, he immediately began to establish new leadership throughout the organization, in particular, sales and service, operations, engineering, human resources, quality and business development. In our efforts to become profitable, we are currently focused on three specific initiatives:

•	enhancing the robustness of our products;

•	improving quality and lowering total product cost; and

•	completing the C200 development.

          We are continuing to make progress on these issues. Historically, while we are addressing the robustness and quality of our products, we have incurred warranty charges and inventory charges that are higher than we believe should be necessary for a business of our nature. We expect to continue to incur high warranty and inventory charges as well as incremental costs to execute our enhancement and quality programs, until such time that the improvements we are implementing yield benefits.

          We are currently developing a Strategic Plan to set the direction of the Company for the next three years. For this plan, we will focus on attractive market opportunities and selecting vertical markets we believe can offer high returns, evaluating the product and sales channel requirements to penetrate these target markets, and reducing total product cost. The strategic planning process is the first element of three core processes being implemented, which are: Strategic Planning, developing an Annual Operating Plan and executing a Management Review Process. These processes are linked together; the Strategic Plan goals and activities are tied to our Annual Operating Plan, which will set our revenue, expense, operating result and cash budgets. The Management Review Process will take the Annual Operating Plan and align employees’ objectives to the plan. We expect to complete the plans in April 2004. Our Strategic Plan is important for how we move forward to develop business opportunities that are more consistent and repeatable which we believe is key to improving profitability. We expect variability in our operating results until such time as we establish target vertical markets that yield more consistent, recurring business.

Results of Operations

Three Months Ended December 31, 2003 and 2002

          Revenues. Revenues for the quarter ended December 31, 2003 decreased $0.4 million to $3.3 million from $3.7 million for the same period last year. Although product shipments during the quarter of 2.4 megawatts were about 70% of the volume shipped for the same period a year ago, the related revenues for the quarter of $2.2 million were about 80% of the revenue a year ago. This was a result of a higher portion of products sold in the current period into more favorably priced markets. Revenues from accessories, parts and service for the quarter of $1.1 million were the same a year ago. Revenues are reported net of sales returns and allowances.

          We entered the third quarter with 4.3 megawatts of outstanding orders. We received new orders of 4.3 megawatts and shipped 2.4 megawatts, leaving outstanding orders of 6.2 megawatts at the end of the quarter.

          Two customers accounted for approximately 39% of revenues for the third quarter of 2004. One customer accounted for approximately 23% of revenues for the same quarter a year ago.

          Gross Loss. We had a gross loss of $3.1 million for the quarter ended December 31, 2003, compared with $12.4 million for the same period last year. The reduction in gross loss was the result of several factors including:

•	We recognized a partial impairment loss of $5.0 million on fixed assets and a manufacturing license related to our recuperator core facility a year ago.

•	In addition to our warranty accrual for units shipped in the period, a year ago we recorded additional warranty charges of $3.6 million, whereas this period we recorded $1.7 million. These charges were based on additional information gathered during the periods about the costs of providing warranty for units shipped in prior periods and warranty accommodations made in each period.

•	Inventory write-downs were $1.9 million lower this quarter than last year.

          Our cost of goods sold has exceeded revenues each period. We expect this trend to continue until such time that we can sell a sufficient number of units to achieve a break-even margin. In addition, in our focus to improve reliability of our products, we expect variability in our warranty costs, which may impact our margin.

          R&D Expenses. R&D expenses for the quarter ended December 31, 2003 increased $1.0 million to $3.0 million from $2.0 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs. There were no such benefits this quarter, compared with $1.5 million a year ago. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs. In addition, in 2003, we suspended billings to the United States Department of Energy (“DOE”), which funds the C200 development, because of a lack of committed program funding. As soon as additional funds are appropriated for this project, we will resume billing the DOE.

          Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the quarter ended December 31, 2003 decreased $1.1 million to $5.7 million from $6.8 million for the same period last year. Overall spending was lower in the current quarter compared with last year in areas such as headcount, consulting and facilities costs.

          Interest Income. Interest income for the quarter ended December 31, 2003 decreased $0.3 million to $0.3 million from $0.6 million for the same period last year. The decrease was primarily attributable to lower cash balances. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

Nine Months Ended December 31, 2003 and 2002

          Revenues. Revenues for the nine months ended December 31, 2003 decreased $5.2 million to $9.7 million from $14.9 million for the same period last year. Revenues from product shipments decreased $3.5 million to $7.3 million from $10.8 million a year ago. Shipments during the period were 8.9 megawatts compared with 14.0 megawatts for the same period in the prior year. Revenues from accessories, parts and service for the nine months ended December 31, 2003 decreased $1.0 million to $3.2 million from $4.2 million. Revenues are reported net of sales returns and allowances.

          Two customers accounted for approximately 23% of revenues for the current period. One customer accounted for approximately 10% of revenues for the same period a year ago.

          Gross Loss. We had a gross loss of $7.9 million for the nine months ended December 31, 2003, compared with $19.0 million for the same period last year. The reduction in gross loss was the result of several factors including:

•	We recognized a partial impairment loss of $5.0 million on fixed assets and a manufacturing license related to our recuperator core facility a year ago.

•	Inventory write-downs were $4.6 million lower this year than last year.

•	Warranty charges were $1.9 million lower this year than last year.

          We had previously fully written-down inventories of recuperator cores and have started using some of these cores in production, which had a favorable impact on our margin. During the nine months ended December 31, 2003, we used $0.3 million of these cores.

          R&D Expenses. R&D expenses for the nine months ended December 31, 2003 increased $2.4 million to $7.9 million from $5.5 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $0.2 million for the nine months ended December 31, 2003, compared with $4.4 million for the same period a year ago. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs. In addition, in 2003, we suspended billings to the DOE, which funds the C200 development, because of a lack of committed program funding. As soon as additional funds are appropriated for this project, we will resume billing the DOE.

          SG&A Expenses. SG&A expenses for the nine months ended December 31, 2003 decreased $8.5 million to $15.0 million from $23.5 million for the same period last year. Overall spending was lower in the current year in areas such as headcount, legal, consulting and facilities costs. In addition, there was no amortization expense from marketing rights in the nine months ended December 31, 2003, compared with $1.3 million for the same period last year.

          Impairment Loss. During the quarter ended June 30, 2002, as a result of a change in our sales forecast, the Company evaluated the remaining book value of the marketing rights and determined that this asset was impaired based on the assessment of the expected cash flows that can be generated during its remaining term. Expected favorable margins in the latter years of the term of the marketing rights were not sufficient to offset losses in the early years. The recorded impairment loss was approximately $16.0 million, representing the remaining carrying value of the asset.

          Interest Income. Interest income for the nine months ended December 31, 2003 decreased $1.0 million to $1.0 million from $2.0 million for the same period last year. The decrease was primarily attributable to lower cash balances. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

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

          We used cash of $20.9 million during nine months ended December 31, 2003, compared with $24.1 million for the same period last year.

          Our net cash used in operating activities was $19.9 million for the nine months ended December 31, 2003, compared with $24.9 million for the same period last year. The decrease reflects a decline of $2.9 million in net loss, after adjusting for non-cash items, and a working capital change of $2.1 million. The change in working capital was primarily as a result of using inventory as described below.

          Accounts receivable decreased $1.3 million to $2.4 million as of December 31, 2003 from $3.7 million as of March 31, 2003, as a result of improved collections in the period, mostly from the DOE.

          Total inventory decreased $2.6 million to $13.9 million as of December 31, 2003 from $16.5 million as of March 31, 2003. At December 31, 2003, non-current inventory of $4.8 million represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months. As of December 31, 2003, the Company had firm commitments to purchase inventories of approximately $6.8 million.

          Net cash used in investing activities for acquisition of fixed assets was $1.1 million for the nine months ended December 31, 2003, compared to $2.1 million for the same period last year.

          Our net cash provided by financing activities was $0.1 million for the nine months ended December 31, 2003, compared with $3.0 million for the same period last year. This decrease was primarily the result of net proceeds from sale of common stock last year of $4.0 million, offset by higher proceeds from exercise of stock options and employee stock purchases of $1.2 million this year. In October 2002, our Board of Directors approved a stock repurchase program under which we may purchase up to $10 million of our common stock. We may purchase shares from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The program has no termination date. Since the inception of the program, we have repurchased 551,208 shares for an aggregate price of $0.5 million.

          Except for scheduled payments made in 2003, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          In 2000, the DOE awarded us $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award was to be distributed over a five-year period. The program was estimated to cost $23.0 million over five years, which would require us to provide approximately $13.0 million of our own R&D expenditures. We have billed $8.0 million to the DOE under this agreement since inception of the contract, leaving a balance of $2.0 million to be billed through 2005.

Impact of Recently Issued Accounting Standards

          In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. We have reviewed this pronouncement and determined it is not applicable since we do not own or have an investment in any VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective, as of December 31, 2003, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Changes in Internal Controls

          There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          In June 2003, the Company was sued by a party that conducts business with the Company, claiming damages for a breach of contract in excess of $10 million. In January 2004, this breach of contract lawsuit was dismissed, however, the contract provides for arbitration. In the event of arbitration, the ultimate outcome of such a proceeding is uncertain.

Item 5. Other Information

Business Risks

          Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones facing our Company. In addition, risks of which we are not aware or that we believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. These factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

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

Item 6. Exhibits and Reports on Form 8-K:

          (a)     Index to Exhibits.

          The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation

3.2(3)	Fifth Amended and Restated Bylaws of Capstone Turbine Corporation

4.1(2)	Specimen stock certificate

10.1(1)	Code of Business Conduct

10.2(1)	Code of Ethics for Senior Financial Officers and Chief Executive Officer

31.1(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 001-15957).

          (b)     Reports on Form 8-K.

          On December 15, 2003, the Company filed a Report on Form 8-K, furnishing under Item 8 a change in its fiscal year from December 31 to March 31.

          On November 6, 2003, the Company filed a Report on Form 8-K, furnishing under Item 12 a November 6, 2003 press release announcing its financial results for the quarter ended September 30, 2003. Such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
Date: February 13, 2004	By:	/s/ KAREN CLARK

Karen Clark Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)