Form 10-K
period 2004-03-31
CAPSTONE TURBINE CORP
filed 2004-06-14
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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
Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     The aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price of the registrant’s common stock on June 7, 2004, as reported on the Nasdaq National Market System, was approximately $182.7 million. Shares of common stock held by each executive officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 85,186,343 shares of common stock, $.001 par value, were outstanding as of June 7, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for Annual Meeting of Stockholders to be held September 10, 2004.

CAPSTONE TURBINE CORPORATION

FORM 10-K

PART I

Available Information

This annual report on Form 10-K, as well as the Capstone Turbine Corporation’s (the “Company” or “Capstone”) quarterly reports on Form 10-Q, Form 10-QT and current reports on Form 8-K as well as amendments to those reports, are made available free of charge on the Company’s Internet website (http://www.microturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1. Business.

Overview

     We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, such as cogeneration (combined heat and power (“CHP”) and combined cooling heat and power (“CCHP”)), resource recovery, power reliability and remote power. In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site. There are several technologies which are used to provide “on-site power generation”, also called “distributed generation” such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air.

     We believe we were the first company to offer a commercially available power source using microturbine technology. Our 30-kilowatt (“Model C30”) and 60-kilowatt (“Model C60”) products are designed to produce electricity for commercial and small industrial users. A 30-kilowatt product can produce enough electricity to power a small convenience store. A 60-kilowatt product can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require lubrication. This means they don’t require routine maintenance to change oil or other lubrications, as do the most common competing products. The 30-kilowatt product can be fueled by various sources including natural gas, propane, sour gas, medium British Thermal Unit (“BTU”) gas, kerosene and diesel. The 60-kilowatt product is available with an integrated heat exchanger, making it efficient to install in applications where hot water is used. Our products produce exceptionally clean power. In terms of nitrogen oxides (“NOx”) emissions, our microturbines have been shown to consistently produce less NOx than conventional reciprocating engines including those designed for natural gas.

     Stationary applications for our microturbines, either independent of or connected to the electric utility grid, are extremely broad. The primary stationary markets that we have sold products to include:

•	Cogeneration-CHP and CCHP — These applications use both electricity and heat generated by the microturbines. For example, we have supplied hot water solutions for hotels and schools. When our microturbine exhaust fuels an absorption chiller, the chiller produces chilled water for air conditioning and other uses. Cogeneration maximizes the use of energy produced by the microturbines and enhances the economic advantage for customers.

•	Resource recovery — Our units can use natural gas, methane or other gasses that are otherwise burned or released directly into the atmosphere to produce electricity and heat. We have supplied microturbine solutions for landfills and waste water treatment facilities.

•	Power reliability — These markets require reliable back-up power or have a low tolerance for power interruption. We have sold products to provide backup power to restaurants, television stations and industrial companies. Other applications in this market include peak shaving of electric demand to lower customers’ peak demand utility charges.

•	Remote power — In areas where there are no utilities or where it is expensive for utilities to expand, microturbines can provide on-site power. The ability to run on various fuels; including natural gas, waste gas, kerosene, diesel and propane provides greater flexibility for remote applications. Remote uses of our products have included oil and gas production.

     We also have applied our technology to hybrid electric vehicles such as buses and railcars.

     We sell complete microturbine units, subassemblies, components and various accessories. We also perform engine overhauls and provide parts. Our microturbines have been sold primarily through distributors many of whom are also Authorized Service Providers (“ASPs”). ASPs provide solution-specific engineering, installation, commissioning and service. Successful implementation of the microturbine depends upon the quality of the microturbine, the ability of the distributors to sell into appropriate applications, and the quality installation, commissioning service and support by the ASPs.

     We began commercial sales of our Model C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. As of March 31, 2004, we have sold a total of approximately 2,800 units, of which approximately 500 are currently in distributors’ inventories. Our total installed microturbines have logged more than 6 million operating hours. We are still in the early phases of commercializing this technology and, to date, have not been profitable or generated positive cash flow.

     Our backlog as of March 31, 2004 was approximately $4.6 million for 6.5 megawatts of products. The backlog reflects orders that we considered firm, however, cancellations may occur and will be reflected in our backlog when known. As of December 31, 2002, we did not have significant backlog.

Our Products

     Capstone MicroTurbinesTM are compact, environmentally friendly generators of electricity and heat. They operate on the same principle as a jet engine but can use a variety of commercially available fuels, such as natural gas, diesel, kerosene and propane, as well as previously unusable or underutilized fuels. For example, our Model C30 can operate on low BTU gas, which is gas with lower energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills or agrodigesters. The small size and relatively lightweight modular design of our microturbines allows for easy transportation.

     Our microturbines incorporate four major design features:

•	advanced combustion technology;

•	patented air-bearing technology; and

•	digital power electronics.

     The air-bearing system allows the microturbine’s single moving assembly to produce power without the need for typical petroleum-based lubrication. Air-bearings use a high-pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance, such as oil changes. The electronic controls manage critical functions and monitor operations of the microturbine. For instance, our electronics control the microturbine’s speed, temperature and fuel flow and communicate with external computers and modems. The power electronics coordinate with the demand signals provided by customers, with the grid when the units are operated in a grid-connect mode and with the on-board battery when equipped for stand-alone mode. All control functions are performed digitally. Performance is optimized, resulting in lower emissions, higher reliability and high efficiency over a variable power range.

     Our Model C30 and Model C60 microturbines are approximately the size of a large refrigerator. Our Model C30 generates approximately 30 kilowatts of electric power, which is enough to power a typical convenience store, and approximately 300,000 kilojoules per hour of heat, which provides enough energy to heat 20 gallons of water per minute with a 20-degree Fahrenheit temperature rise. Our Model C60 is designed to similar criteria, and generates approximately 60 kilowatts of electric power. Our units can be connected into multi-pack operations to serve larger loads for heat or electrical requirements.

     Our products can operate:

•	connected to the electric utility grid;

•	on a stand-alone basis;

•	multi-packed;

•	in dual mode, where the microturbine operates connected to the grid or, when the grid is unavailable, the microturbine automatically disconnects itself from the grid and operates on a stand-alone basis.

     We also offer Model C60 Integrated CHP systems.

     Our family of products is currently available (“X”) in the following configurations:

Product Configurations

	Model C30		Model C60
	Grid	Stand-	Grid	Stand-	Integrated
Fuel:	Connect	Alone	Connect	Alone	CHP
Low pressure natural gas	X	X	X	X	X
high pressure natural gas	X	X	X	X	X
Low BTU gas	X
sour gas	X	X
gaseous propane	X	X
compressed natural gas	X	X
diesel	X	X
kerosene	X	X

     We offer various accessories for our products including rotary gas compressors with digital controls, heat recovery modules for CHP applications, dual mode controllers that allow automatic transition between grid connect and stand-alone modes, batteries with digital controls for stand-alone or dual-mode operations, power servers for large multipacked installations, protocol converters for Internet access, packaging options and miscellaneous parts such as frames, exhaust ducting and installation hardware. We also sell microturbine components and subassemblies to Original Equipment Manufacturers (“OEMs”).

     The Capstone MicroTurbine consists of a turbogenerator and our patented electronic controls, combined with ancillary systems such as a fuel system. The turbogenerator includes a mechanical combustor system and a single moving assembly rotating on our patented air-bearings at up to 96,000 revolutions per minute. The combustor system operates on a variety of fuels and, at full power, achieves NOx emissions levels in the exhaust of less than nine parts per million per volume with natural gas and less than 35 parts per million per volume when operating with diesel. The emissions from the diesel turbogenerator combustion system are up to 10 times lower than emissions standard for a reciprocating diesel fuel generator set. As a result of our patented air-bearings, microturbines do not require liquid lubrication. In addition, the microturbines do not utilize liquid cooling, keeping scheduled maintenance costs extremely low throughout their useful life.

     Our electronic controls include an air cooled, insulated gate bipolar transistor (commonly known as IGBT) based inverter with advanced digital signal processor based microelectronics. These electronics control and manage the microturbine using proprietary software and advanced algorithms. The controls:

•	start the turbogenerator and manage its load;

•	coordinate the functioning of the microturbine with the grid;

•	manage the speed, fuel flow, and exhaust temperature of the microturbine;

•	convert the variable frequency, up to a maximum of 1,600 Hertz, and variable voltage power produced by the generator into a usable output of either 50/60 Hertz AC or optionally DC; and

•	provide digital communications to externally maintain and control the equipment.

     In addition, our application software provides an advantage to end-users by allowing them to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the microturbine allows end-users to remotely and efficiently monitor performance, fuel input, power generation and time of operation using our proprietary communications software, which can interface with standard personal computers using our application software. This remote capability can provide end-users with power generation flexibility and cost savings.

     The Model C30 was initially designed to operate connected to an electric utility grid and using a high pressure, natural gas fuel source. We have expanded it functionality to operate with different fuels including a variety of carbon-based fuels such as propane, sour gas, kerosene and diesel. The combustor system remains the same for all fuels, except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone MicroTurbine’s multi-fuel capability provides significant competitive advantages with respect to some of our selected vertical markets.

     Our Model C30 and Model C60 grid-connect and stand-alone microturbine power systems meet the Underwriters’ Laboratories certification for the UL2200 stationary engine generator standards and the UL1741 utility interactive requirements. We also have achieved ISO 9001 certification.

     In January 2002, the California Energy Commission certified our 30-kilowatt and 60-kilowatt microturbine power systems as the first products to comply with the requirements of its “Rule 21” grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of this standard include avoiding both costly external equipment procurement requirements and extensive site-by-site and utility-by-utility analysis. Our protective relay functionality was recognized by the state of New York in approving our microturbines to be connected to New York network grids.

     Our Model C60 was the first mechanical power generation product to be certified by the State of California as meeting its stringent distributed generation emissions standards that went into effect January 1, 2003.

Applications

     Worldwide, stationary power generation applications vary from huge central stationary generating facilities, above 1,000 megawatts, down to back-up uses below ten kilowatts. Historically, power generation in most developed countries, such as the United States (“U.S.”), has been part of a regulated system. A number of developments related primarily to the deregulation of the industry, as well as significant technology advances, have broadened the range of power supply choices available to customers. We believe that our microturbines will be used in a variety of innovative electric power applications requiring less than two megawatts and, more immediately, in those requiring less than 300 kilowatts. Capstone has identified several markets with characteristics that we believe will value our inherently flexible, distributed electricity generating system.

     Cogeneration / CHP / CCHP

     Cogeneration is a market that seeks to use both the heat energy and electric energy produced in the generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 70% or more. The increased operating efficiency often reduces overall emissions and, through displacement of other separate systems, can reduce variable production costs. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications.

     There are potential markets for CHP and CCHP applications in North America, Europe, Japan and parts of Asia. Many governments have encouraged more efficient use of the power generation process to reduce pollution and the cost of locally produced goods. Japan, which has some of the highest electric power costs in the world, has been particularly active in exploring innovative ways to improve the efficiency of generating electricity. To access this market, we have entered into agreements with distributors, which have engineered combined heat and power packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. Further, we have developed our own integrated CHP product where the heat exchanger is placed on top of the Model C60. This provides a pre-engineered solution for hot water applications.

     Resource Recovery

     On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes creates fuel byproducts, which traditionally have been released or burned into the atmosphere. Our Model C30 microturbine can burn these waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use at the site or in the surrounding community. Our Model C30 has demonstrated effectiveness in this application and outperforms conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur. We have sold systems that were installed in the resource recovery market to be used at oil and gas exploration and production sites. We have also sold systems to be used to burn gases released from landfills and wastewater treatment facilities. These gases are considered renewable resources.

     Power Reliability, Including Back-up and Standby Power / Peak Shaving

     Because of the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Our microturbines can follow levels of demand, providing power when other sources fail. Our products can be configured in multiple unit arrays and used in combination to provide a highly reliable electricity generating system. We believe that customers with particularly low tolerances for power service interruptions, such as high technology and information systems companies, represent a growing and long-term potential market for our microturbine products.

     With opportunities created by deregulation in the electric utility industry and increased reliance on sensitive digital electronics in day-to-day life, industrialized societies are increasingly demanding high quality, highly reliable power. End customers with greater freedom of choice are investigating alternative power sources to protect their business operations and equipment from costly interruptions. Customers who are charged peak rates by utilities can use microturbines to “peak shave” or self-generate electricity to manage their electric consumption to avoid costly “peak demand” charges.

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

     Remote Power

     The ability of our microturbines to use a location’s fuel of choice, for example kerosene, diesel or propane allows customers to use their available fuel source infrastructure more efficiently. We also have designed our microturbines to be a competitive primary power source alternative compared to diesel generators and other technologies that currently provide power to remote areas or areas with unreliable central generation. This is due to our microturbines’ “load following” characteristic, which means that our microturbines are able to match power output to the served facility’s need for power. Remote commercial and industrial applications, including oil and gas, can also benefit from use of our microturbines. The less frequent scheduled maintenance intervals mean fewer trips are required to provide routine maintenance to remotely located units, and the remote management and monitoring functions provide greater ease of interface with the units.

MicroTurbine Benefits

Multi-Fuel Capability

     The Capstone MicroTurbine design provides flexibility for use with a variety of possible fuels, including both gaseous and liquid fuels. This multi-fuel capability increases the number of applications and geographic locations in which our microturbines may be used. The Model C30 is currently capable of being configured for low pressure natural gas, high pressure natural gas, low BTU gas such as methane, high sulfur content (sour) gas, gaseous propane and compressed natural gas, as well as liquid fuels such as diesel and kerosene. Our Model C60 currently uses natural gas.

Cost Competitive

     We believe our microturbines have the potential to be cost competitive in our target markets. In the exploration and production markets, environmental penalties incurred for flaring or venting gas can be avoided by using our microturbines. Our microturbines can burn wellhead gas directly off the casing head, avoiding any intermediary sulfur scrubbing devices, while competing devices require extra maintenance and additional intermediary devices. In the landfill gas digestion market, the microturbine can burn low BTU and sour gas while requiring minimal routine maintenance relative to competing technologies such as reciprocating engines. The ability of the microturbine to operate on a stand-alone basis allows for less capital expenditures compared to the electric utility grid, which requires up-front capital expenditures for additional distribution and transmission lines. In combined heat and power applications, the microturbine’s efficiency is approximately 60-70% making for more attractive economic results.

     Because the applications for our microturbines are broad and the number of features, which can influence capital cost, is also large, estimates of energy generation costs per kilowatt-hour vary substantially depending on the solution. Other applications including standby and peak shaving depend greatly on the specific set of circumstances for each potential end-user.

Environmentally Friendly

     In stationary power generation configurations, our digital power controlled combustion system produces less than nine parts per million per volume of emissions of NOx and unburned hydrocarbons at full power when burning natural gas or propane, and less than 35 parts per million per volume of emissions of NOx when using diesel fuel. We believe that these emissions levels are among the lowest emissions of any fossil fuel combustor without catalytic combustion or other emissions reduction equipment, which results in a high quality exhaust. Because of our patented air-bearing technology, our microturbines require no petroleum-based lubricants, and avoid potential ground contamination caused by petroleum-based lubricants used by conventional reciprocating engines, turbines and other microturbines. Because our system is air cooled, we avoid the use of toxic liquid coolants, such as glycol.

Availability and Reliability

     Our microturbines can provide both high availability and reliability when compared to other power generation alternatives. We designed the microturbine for a target availability of 98%. Certain of our microturbines have achieved this availability target when using high-pressure natural gas, and we are working to achieve this availability target across all of our units and for other fuel sources.

Minimal Scheduled Maintenance

     Our patented air-bearing system, electronic controls and air-cooled design reduce the scheduled maintenance cost of our microturbines as compared to alternative products. The air bearings eliminate the need for lubrication, avoiding the need to change oil and individually lubricate ball bearings or other similar devices. Our product’s ability to continuously and remotely monitor our microturbine performance avoids regularly scheduled diagnostic maintenance costs. The air-cooled design eliminates all of the maintenance related to liquid cooling systems utilized with conventional power electronics technology and generator cooling. Currently, the scheduled maintenance interval for both the Model C30 and C60 is periodic cleaning or changing of the intake air filter, fuel filters and other consumable items every 8,000 hours of operation, with maintenance intervals dependent upon operation, environment, duty cycle and other operational variables.

Remote Monitoring and Operating

     Our electronic controls allow users to efficiently monitor our microturbines’ performance, fuel input, power generation and time of operation in the field from off-site locations. In addition, the operator can remotely turn the microturbine on and off, control the fuel flow and vary the power output.

Flexible Configuration

     Our microturbines can be customized to serve a wide variety of operating requirements. They can be connected to the electric utility grid or operate on a stand-alone or dual mode basis. They can use a variety of fuel sources and can be readily integrated into combined heating and power applications. The microturbine can be sold either as a ready-to-use unit or in component and subassembly form for repackaging to the ultimate end-user. The microturbine can be operated as a single unit or several units can be installed together and operated in parallel.

Scalable Power System

     Our microturbines are designed to allow multiple units to run together to meet each customer’s specific needs. This feature enables users to meet more precisely their growing demand requirements and thereby manage their capital costs more efficiently.

Relative Ease of Transportation and Minimal Site Requirements

     Our microturbines are easy to transport and relocate. Their small size allows great flexibility in siting. Our stationary systems in enclosures are approximately six feet tall and weigh between 900 and 3,000 pounds, depending upon model and optional equipment. Our microturbines require a fuel source connection, a connection for the power generated, and proper venting or utilization of exhaust. Larger multi-pack microturbine configurations may require concrete pads to support the additional weight, but the connections are similar.

Protection Relay Functionality

     Our microturbines have protective relay functions built into them such that in grid-connect or dual mode, the microturbine will not send power out over the electric utility grid if the utility is not supplying voltage over its grid. This protection relay functionality minimizes the potential damage to the local electric grid, which is one of electric utilities’ major concerns regarding the interconnection of distributed generation technologies.

Sales, Marketing and Distribution

     We sell microturbines in the worldwide stationary markets. We anticipate that our microturbines will be used in a variety of stationary power applications requiring less than two megawatts and more immediately in those requiring less than 300 kilowatts.

     We sell through full service distributors who can provide total solutions to customers that include not just our microturbines, but also solution engineering, installation, commissioning, service and other complementary products. We also sell subassemblies and components to OEMs who incorporate them into uniquely designed solutions for distribution.

Sales by Geographical Location

The Americas

     We have distribution agreements with a number of companies throughout The Americas. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this geography have been CHP and resource recovery.

     In addition to our full service distributors, we are initiating actions to expand our presence in our targeted markets by utilizing dealers, manufacturer’s representatives and packagers as well as direct sales in selected markets in North America. Dealers are similar to distributors but they do not provide commissioning and other service work to the end users. Manufacturer’s representatives act as sales agents and earn commissions.

Asia

     Our sales and marketing strategy in Asia has been to develop significant distributor relationships in Japan and subsequently enter other selected markets along the Pacific Rim.

     Our primary market focus in Japan is CHP applications. Within Japan, there is great demand for economic energy solutions that will lower both the existing high cost of electricity and meet the greenhouse gas emissions guidelines of the Kyoto accords. Our Japanese distributors recognize the quickest and most practical way to accomplish this is through CHP applications, which raise efficiencies from approximately 30% for pure electrical generation to approximately 60% to 70% or more. Our Japanese distributors, many of whom also function as packagers, are seeking to design applications using our microturbines and/or subassemblies and components for their particular target CHP market, as well as the “free fuel” biogas market. The Japanese market tends to prefer systems that burn liquid fuels because of the lower costs and greater availability of the fuel.

     Other areas in Asia offer attractive opportunities as well. Korea, China and Australia are areas where resource recovery applications and CHP and CCHP solutions are expected to experience market growth.

     In order to meet the service needs in Japan, we established a parts warehouse in Japan.

Europe, Africa and the Middle East

     To address the European market, we are strengthening our relationship with existing distributors, expanding our distribution base and placing direct sales and service resources in the region. We will locate sales personnel in the region to work with our distributors on a daily basis to realize growth opportunities. Our plans also call for establishing a spare parts distribution center in Europe to make parts readily available to our distributors. In the past, we have had limited direct presence in these regions and few distributors. However, resource recovery applications have been growing in Europe based on attractive incentives established in several countries. Further, Europe has a history of extensive use of distributed generation technologies.

Revenues

     For geographic revenue information, please see “Notes to Consolidated Financial Statements – Segment Reporting.”

Customers

     No customer accounted for 10% or more of the Company’s net revenues for the year ended March 31, 2004. Two customers accounted for 12% and 10% of the Company’s net revenues for the year ended December 31, 2002. Two customers accounted for 14% and 11% of the Company’s net revenues for the year ended December 31, 2001. To date, we have sold to a relatively few number of customers and have limited repeat business.

Competition

     The market for our products is highly competitive and is changing rapidly. Our microturbines compete with existing technologies such as reciprocating engines and may also compete with emerging distributed generation technologies, including solar power, wind powered systems, fuel cells and other microturbines. Many companies who could be our customers today rely on the utility grid for their electrical power. As many of our distributed generation competitors are well-established companies, they derive advantages from production economies of scale, worldwide presence and greater resources, which they can devote to product development or promotion.

     Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies, such as fuel cells or microturbines. Utilities may also charge fees to attach to their power grids. However, we can provide economic benefits to end users in instances in where the costs of connecting to the grid from remote locations are high and reliability, where power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because the Capstone MicroTurbine can provide a reliable source of power and can operate on multiple fuel sources, we believe it offers a level of flexibility not currently offered by other current technologies such as reciprocating engines.

     Our competitors that produce reciprocating engines have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine is similar in design to an internal combustion engine used in automobiles. Reciprocating engines are popular for back-up power applications but are not typically intended for primary use because of high levels of emissions, noise and maintenance. These technologies which typically have a lower up-front cost than microturbines are currently produced by, among others, Caterpillar Inc., Cummins, Waukesha, Jenbacher and Yanmar.

     Our microturbine may also compete with other distributed generation technologies, including solar power and wind-powered systems. Solar powered and wind powered systems produce no emissions. The main drawbacks to solar powered and wind powered systems are their dependence on weather conditions and high capital costs.

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

     We also compete with several companies who have microturbine products, many of which have significantly greater resources and market presence than us, including Ingersoll-Rand, Elliott Power Systems, Bowman, Toyota Motor Corporation and Turbec.

Governmental and Regulatory Impacts

     Our market can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the geographies we sell into, but also by rules, regulations and costs imposed by utilities. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. Further, government funding can impact the rate of development of new technologies. While we have, and continue to receive development funding, committed amounts remaining are relatively low. Competing new technologies generally receive larger incentives and development funding than do microturbines.

Sourcing and Manufacturing

     Our microturbines are designed to achieve high volume, low-cost production objectives. Our manufacturing designs include the use of conventional technology which has been proven in high volume automotive and turbocharger production for many years. The microturbines are designed for simple assembly and testing and to facilitate automated production techniques using less-skilled labor.

     Our strategy of out-sourcing the manufacturing and assembly of our nonproprietary product components allows for more attractive pricing, quick ramp-up and the use of just-in-time inventory management techniques. While the current variability in our demand volumes and resulting imprecise demand forecasting affect our ability to leverage these capabilities, we believe that we can realize economies of scale related to our product manufacturing costs as unit volume increases. We manufacture the air-bearings and certain combustion system components at our facility in Chatsworth, California. We also assemble and test the units at that location. We manufacture recuperator cores at our facility in Van Nuys, California. We have primary and secondary sources for other critical components. As part of our strategic plan, we evaluated our core competencies and identified additional outsourcing opportunities which we are now actively pursuing.

     Solar Turbines Incorporated, a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture cores ourselves. In June 2001, we started to manufacture recuperator cores. Recuperator cores using the Solar technology which we make and sell are subject to a per-unit royalty fee. As of March 31, 2004, there was no royalty earned under the terms of the agreement because we used recuperator cores purchased from Solar.

Research and Development

     Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

     Our most recent significant R&D activity has been the C200 microturbine - a 200-kilowatt, higher efficiency product. We have worked with the US Department of Energy (“DOE”) on the “Advanced Microturbine System” concept behind the C200 product and have received funding for some of the associated development efforts. Although still early in its testing timeline, to date, the C200 beta testing has demonstrated performance to design objectives without failure incidents. The commercial launch for this product will be determined following the results of that testing. Because of the timing for beta testing and commercialization, the C200 is not critical to generating sales or margins in our three-year strategic plan.

     As a result of our strategic planning efforts, we have developed a prioritized list of new and enhanced products to be developed and released over the next three years. These products will directly support our strategic plan by providing new solutions to customers in selected markets and by introducing new technologies that we believe will maintain Capstone’s leadership role in the industry.

     R&D activities have historically also focused on development of related products and applications, including gas compressors that enhance the microturbines’ multi-fuel capability and integration with energy storage devices like battery packs for stand-alone applications. Current and future development activities will be in support of our focused target markets.

Protecting our Intellectual Property Rights and Patents

     We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 77 U.S. and 23 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2021.

     We believe that a policy of protecting intellectual property is an important component of our strategy of being the leader in microturbine system technology and will provide us with a long-term competitive advantage. In addition, we implement tight security procedures at our plants and facilities and have confidentiality agreements with our suppliers, distributors, employees and visitors to our facilities.

Organization and Employees

     We were organized in 1988. On June 22, 2000, we reincorporated as a Delaware corporation.

     As of March 31, 2004, we employed 202 employees. No employees are covered by collective bargaining arrangements.

Business Risks

     This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pertaining to, among other things, our future results of operations, R&D activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to us. These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in our expectations except as required by law.

     Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. Our business could be harmed by any of these risks. The trading price of our common stock has and could continue to vary as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, or in our Quarterly Reports on Form 10-Q and other documents filed by us from time to time.

Our operating history is characterized by net losses. We anticipate further losses and we may never become profitable.

     Since inception, we have incurred annual operating losses. We expect this trend to continue until such time that we can sell a sufficient number of units and achieve a cost structure to become profitable. Our business is such that we have relatively few customers and limited repeat business; therefore, we may not maintain or increase net revenues. We expect cash usage rates to increase in the near-term. We may not have adequate cash resources to reach the point of profitability, and we may never become profitable. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our revenues and profitability.

     Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

•	consumer reluctance to try a new product;

•	regulatory requirements;

•	the cost competitiveness of our microturbines;

•	costs associated with the installation and commissioning of our microturbines;

•	maintenance and repair costs associated with our microturbines;

•	the future costs and availability of fuels used by our microturbines;

•	economic downturns and reduction in capital spending;

•	consumer perceptions of our microturbines’ safety and quality; and

•	the emergence of newer, more competitive technologies and products.

We operate in a highly competitive market among competitors who have significantly greater resources than we have and we may not be able to compete effectively.

     Capstone MicroTurbines compete with several technologies, including reciprocating engines, fuel cells and solar power. Competing technologies may get certain benefits, like governmental subsidies or promotion, that we do not enjoy or do not benefit from to the same extent. This could enhance our competitors’ abilities to fund research or penetrate markets.

     Our competitors include several well-known companies with histories of providing power solutions. They have substantially greater resources than we have and have established worldwide presence. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or they may introduce governmental regulations and policies to create competitive advantage vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development and quality, as well as attention to product performance, our product prices, our conformance to industry standards, manufacturing capability and sales and marketing. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have business relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

     Overall, the market for our products is highly competitive and is changing rapidly. We believe that the primary competitive factors affecting the market for our products, including some that are outside of our control, include:

•	name recognition, historical performance and market power of our competitors;

•	product quality and performance;

•	operating efficiency;

•	product price;

•	availability and price of fuel;

•	development of new products and features; and

•	emissions levels.

     There is no assurance that we will be able to successfully compete against either current or potential competitors or that competition will not have a material adverse effect on our business, operating results and financial condition.

If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our profitability will suffer.

     Our sales and marketing efforts may not achieve intended results and therefore may not generate the net revenues we anticipate. As a result of our strategic plan, we have decided to focus our resources on selected vertical markets. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near term plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

     Also, as we seek to expand into international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including, import/export restrictions, fluctuations in currency exchange rates and global political and economic instability.

     As a result of our strategic planning process, we are now going to begin direct sales and service in selected markets. We do not have extensive experience in providing direct sales and service and may not be successful in executing this strategy. In addition, we may lose existing distributors or service providers or we may have more difficulty attracting new distributors and service providers as a result of this strategy. Further we may incur new types of obligations, such as extended service obligations, that could result in costs that exceed the related revenues. We may encounter new transaction types through providing direct sales and service and these transactions may require changes to our historic business practices. For example, an arrangement with a third party leasing company may require us to provide a residual value guarantee, which is not consistent with our past operating practice.

We may not be able to retain or develop distributors or Authorized Service Companies (“ASCs”) in our targeted markets, in which case our sales would not increase as expected.

     In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise in or more extensive access to those markets. We believe that retaining or developing strong distributors in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. We may provide volume price discounts or otherwise incur significant costs that may reduce the potential profitability of these relationships. We may not be able to retain or develop appropriate distributors on a timely basis, and we cannot assure you that the distributors will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in us being unable to enter into other arrangements at a time when the distributor with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot assure you that we will be able to negotiate collaborative relationships on favorable terms or at all. The inability of the Company to have appropriate distribution in our target markets may adversely affect our financial condition and results of operations.

     Our new terminology, ASC, will apply to companies who are authorized by their contracts with us, to hold themselves out as Authorized Service Companies. Individuals who are trained by us to perform service on our products will be Capstone Trained Technicians. Our ability to identify and develop business relationships with ASCs who can provide quality, cost-effective installations and service can significantly affect our success. We need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve our ASCs quality of installation and commissioning standards while reducing associated costs could affect the marketability of our products.

Termination of certain Distribution and ASP agreements may require us to repurchase parts inventory.

     We have certain distribution and ASP agreements that upon termination under specified conditions require us to repurchase particular elements of their parts inventories. To date, these conditions have never arisen and we believe that the amounts of such inventories currently are not significant. It is possible, however, that in the future such conditions could occur that would require such repurchases. These repurchases could result in higher prices for the repurchased parts inventory than would otherwise be required to secure such quantities or could result in excess quantities of some parts inventory. In addition, certain ASP agreements require us to provide service to the customers of the ASP upon termination of the ASP agreement under specified conditions, until such time that we can identify and transfer the obligation to a new ASC. Since we do not have control over the terms of such third party service agreements, we may be exposed to significant risks and expenses that we cannot adequately quantify. To date these conditions have not arisen, however, any significant exposure from such third-party service agreements in the future could have a material effect on our results of operations and financial position.

We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical, thereby affecting demand for our microturbines.

     Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air and occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products (e.g., connection with the electric grid) or may significantly affect or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. For example, our current products do not comply with the 2007 proposed emission standards of the California Air Resources Board. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all.

     The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may aid the desirability of alternative power sources. However, problems associated with such deregulation and restructuring may cause rule changes that may reduce or eliminate advantages of such deregulation and restructuring. We cannot predict how the deregulation and the restructuring of the electric utility industry will ultimately affect the market for our microturbines. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines. Any reduction or termination of such programs can increase the cost to our potential customers, making our systems less desirable, and thereby adversely affect our revenue and potential profitability.

Utility companies or governmental entities could place barriers to our entry into the marketplace and we may not be able to effectively sell our product.

     Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, they may charge additional fees to customers who install on-site generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations.

Product quality expectations may not be met causing slower market acceptance or warranty cost exposure.

     The performance of our early generation microturbines has been inconsistent in terms of product quality, as well as application, installation and service. As we work to improve the quality and lower the total costs of ownership of our products, we may require engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive. Despite our continuous quality improvement initiatives, we may not achieve adequate quality improvements and may not meet customer expectations. Any significant quality issues with our products could have a material adverse effect on our rate of product adoption, results of operations and financial position. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use, our products may perform below expectations. Any significant performance below expectations could adversely affect our operating results and financial position and affect the marketability of our products.

     We sell our products with warranties. Because we have limited operating data, we cannot be certain that we have adequately determined our warranty exposure. While management believes that the provision for estimated product warranty expenses is reasonable, there can be no assurance that the provision will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot assure you that our efforts will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results and financial position. Further, we have at times undertaken programs to enhance the performance of units previously sold. These enhancements have at times been provided at no cost or below our cost. While we believe we have no obligations to offer such programs, we may choose to do so again in the future and such actions could result in significant costs.

We depend upon the development of new products and enhancements of existing products.

     Our operating results may depend on our ability to develop and introduce new products, or enhance existing products and to reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of the products, differentiation of products from those of our competitors, meeting changing customer requirement, emerging industry standards and market acceptance of these products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Operational restructuring may result in asset impairment or other unanticipated charges.

     As a result of our strategic plan, we have decided to align our resources to focus on core competencies which we have identified as fundamental to our success. As a result of this process, we may outsource to third party suppliers certain functions which we currently perform in an effort to reduce product costs, improve product quality or increase operating efficiency. Depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of capitalized assets or other unanticipated charges, which could have a material adverse effect on our operating results.

We may not achieve production cost reductions necessary to competitively price our product, which would impair our sales.

     We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to develop low cost design enhancements, to obtain necessary tooling and favorable supplier contracts and to increase sales volumes so we can achieve economies of scale. We cannot assure you that we will be able to achieve any such production cost reductions. Our failure to achieve such cost reductions could have a material adverse effect on our business and results of operations.

Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product.

     Although we generally attempt to use standard parts and components for our products, some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers, or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventory based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation.

Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our potential profitability.

     The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary from period to period.

Potential intellectual property, shareholder or other litigation may adversely impact our business.

     Because of the nature of our business, we may face litigation relating to intellectual property matters, labor matters, product liability, or other matters. An adverse judgment could negatively impact our financial position and results of operations, the price of our common stock and our ability to obtain future financing on favorable terms or at all. Any litigation could be costly, divert management attention or result in increased costs of doing business.

We may be unable to fund our future operating requirements, which could force us to curtail our operations.

     We are a capital-intensive company. While we do not currently foresee a need, at some time we may need additional financing to fund our operations. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. Our strategic plan forecasts slightly higher use of cash in fiscal year 2005 compared to fiscal year 2004. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we would need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in further dilution to our stockholders. Downturns in worldwide capital markets could also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our sales and profitability.

     If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, management and other resources. Our ability to manage our growth will require us to expand our production capabilities, continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. We cannot assure you that our management will be able to effectively manage this growth.

Our success depends in significant part upon the service of management and key employees.

     Our success depends in significant part upon the service of our executive officers, senior management and sales and technical personnel. The failure of our personnel to execute our strategy, or our failure to retain management and personnel, could have a material adverse effect on our business. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. There can be no assurance that we can do so.

     Our internal control systems currently are highly dependent on detection controls performed by specific individuals in key positions at the Company. Loss of these key people or our inability to replace them with similarly skilled individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

Failure to comply with internal controls evaluation and attestation requirements could cause regulatory scrutiny or penalties as well as a drop in our stock price.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required for our fiscal year ending March 31, 2005 to have performed an evaluation of our internal controls over financial reporting, assert that such controls are effective and have our auditors attest to such assertion. We have prepared an internal plan for compliance, although as of the date of this filing we have not performed the evaluation. If we fail to timely complete this evaluation, or if our auditors cannot attest to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of investor confidence in our internal controls, which could have an adverse effect on our stock price.

Our business is especially subject to the risk of earthquake.

     Our Company and our manufacturing facilities are located in Southern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results and financial condition.

We face potentially significant fluctuations in operating results and the market price of our common stock is highly volatile and may change regardless of our operating performance.

     As a result of variety of factors discussed herein, operating results for a particular quarter are difficult to predict. Given the continued uncertainty surrounding many variables that may affect the industry in which we operate, our visibility into future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price.

     The market price of our common stock is highly volatile. Many factors of this volatility are beyond our control. These factors may cause the market price of our common stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in our industry or the overall economy;

•	changes in the market valuations of other technology companies;

•	the listing for trading of options on our common stock;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	announcements of significant market events, such as power outages, regulatory changes or technology changes;

•	capital commitments;

•	additions or departures of key personnel; and

•	sales or purchases of the company’s stock

Item 2. Properties.

     Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of office space, warehouse space and assembly and test space at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in May 2010. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in nearby Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in May 2010. In April 2001, we entered into a lease for an approximately 6,800 square feet of office space at 21700 Oxnard Street in Woodland Hills, California for the use of our subsidiary. In October 2001, this office was vacated. In August 2003, the Company entered into a sublease agreement for a portion of this office, which expires in March 2006. We believe our facilities are adequate for our current needs.

Item 3. Legal Proceedings.

     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court.

     A demand for arbitration has been filed by a party in March 2004 that conducts business with the Company, claiming damages for breach of contract in excess of $10 million. The Company intends to vigorously defend against this action. As with any such action, the ultimate outcome is uncertain.

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

     Our common stock is publicly traded on the Nasdaq National Market under the symbol “CPST”. The following table sets forth the low and high sales prices for each period indicated.

	High	Low
Year Ended December 31, 2002:
First Quarter	$5.98	$2.76
Second Quarter	$3.82	$1.52
Third Quarter	$1.74	$0.59
Fourth Quarter	$1.26	$0.56
Three Months Ended March 31, 2003	$1.20	$0.71
Year Ended March 31, 2004:
First Quarter	$1.60	$0.72
Second Quarter	$2.57	$1.01

	High	Low
Third Quarter	$2.21	$1.40
Fourth Quarter	$3.23	$1.78

     As of June 7, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $2.20 per share. As of June 7, 2004 there were 1,065 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

     On October 28, 2002, we sold 3,994,817 shares of common stock for an aggregate price of approximately $4.0 million to United Technologies Corporation (“UTC”) in connection with a strategic alliance entered into with UTC through its UTC Power Division. No underwriters were involved and, as such, no underwriter commissions or discounts were paid. These shares were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D based, in part, on UTC’s investment representations to the Company.

Issuer Purchases of Equity Securities

     In October 2002, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $10 million of the Company’s common stock. The Company may purchase shares from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The program has no termination date. There were no repurchases of shares during the quarter ended March 31, 2004. Since inception of the program through March 31, 2004, the Company repurchased 551,208 shares at an aggregate price of $513,000.

Item 6. Selected Financial Data.

     The selected financial data shown below have been derived from the audited financial statements of Capstone. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Business Risks”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

     On December 12, 2003, the Company changed its fiscal year end from December 31 to March 31. As such, selected financial data appears below for the Company’s three months transition period of January 1, 2003 to March 31, 2003. The period from April 1, 2003 to March 31, 2004 is referred to herein as “Fiscal 2004”.

Amounts in thousands, except per share data.

	Year Ended	Three Months	Years Ended December 31,
	March 31, 2004	Ended March 31, 2003	2002	2001	2000	1999
Statement of Operations:
Total revenues	$12,607	$2,782	$19,529	$35,956	$23,163	$6,694
Cost of goods sold	29,385	4,956	41,530	39,602	27,815	15,629

Gross loss	(16,778)	(2,174)	(22,001)	(3,646)	(4,652)	(8,935)
Operating costs and expenses:
Research and development	11,221	1,006	6,966	10,658	11,319	9,151
Selling, general and administrative	20,840	4,821	31,846	40,780	24,067	11,191
Impairment loss on marketing rights	—	—	15,999	—	—	—

Loss from operations	(48,839)	(5,827)	(76,812)	(55,084)	(40,038)	(29,277)
Net loss	$(47,739)	$(7,635)	$(74,355)	$(46,859)	$(31,424)	$(29,530)
Net loss per share of common stock — basic and diluted	$(0.58)	$(0.09)	$(0.95)	$(0.61)	$(12.82)	$(24.53)

	As of March 31,	As of March 31,	As of December 31,
	2004	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$102,380	$132,584	$140,310	$170,868	$236,947	$6,858
Working capital	95,602	135,590	139,948	189,162	238,128	6,294
Total assets	136,545	176,801	187,191	254,254	302,018	36,927
Capital lease obligations	595	2,009	2,496	3,833	5,496	5,899
Long-term debt	1,149	1,277	1,325	1,158	342	—
Redeemable preferred stock	—	—	—	—	—	156,469
Stockholders’ equity (deficiency)	115,443	160,568	168,182	237,454	279,382	(144,225)
Total liabilities and stockholders’ equity	$136,545	$176,801	$187,191	$254,254	$302,018	$36,927

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the financial statements and related notes included in Item 8 of this Form 10-K. When used in this Annual Report on Form 10-K, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under “Business Risks” in Item 1 of this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

Executive Overview

     Capstone is, and has been, the market leader in microturbines based on the number of microturbines sold. However, the adoption rate for our products has been slower than originally anticipated. We believe that the following key factors contributed to this result: inadequate technology robustness and solution-specific engineering, installation, commissioning and service work; market approach; new technology adoption barriers; Capstone’s R&D culture and constrained capital spending due to the general economic conditions. The performance of our early-generation microturbines has been inconsistent. While some units have performed as expected, others have not. These performance inconsistencies have been identified as coming from the product itself and from inappropriate application and inadequate installation and service work. Contributing to these challenges, our historical market approach was to emphasize sales volume primarily rather than sales with higher contribution margins. This historical focus on volume introduced high variability in the configurations sold, types of applications, system installations and customer requirements. In addition, new technologies traditionally encounter adoption barriers. An important means to overcome adoption barriers is to fully meet customers’ needs and develop groups of customers who provide good references for potential new customers in their specific markets. Capstone’s widespread approach to marketing did not provide for depth of referencing in any given market. While these types of challenges are not unusual for new companies, we believe Capstone’s historically R&D-focused business structure and culture prohibited us from adequately addressing necessary changes. Capstone is now undergoing a period of transition.

Creating the New Capstone

     Fiscal 2004 marked a year of transition for us. During the second and third quarters of Fiscal 2004, we completely overhauled our leadership team and strengthened the entire organization. As compared with a year ago, more than 25% of our employees at fiscal year-end were new in their positions, having either come from outside of the Company or from other positions within the Company. We heightened our focus on customers, learning from them what we needed to do to improve our delivery of products and services. As a result, we evaluated every aspect of our business and implemented changes to address short-term needs. We also put in place a new strategic plan, which addresses fiscal 2005, 2006 and 2007. We continue to implement the necessary changes to transition from an R&D-focused company and culture to a business that is focused on customers and operational excellence. As with any R&D-focused company, engineering generally dominates the business process. Moving forward, the Company will be driven by market and customer requirements. Engineering projects will be approved based on these requirements and decisions to move forward on projects that are consistent with our financial goals. We will focus on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In order to increase volume and reduce cost, we are focusing our efforts in vertical markets that we expect to generate repeat business for the Company. These changes are an effort to allow us to make the necessary improvements to become cash flow positive by fiscal 2007. Fiscal 2005 will be a year of continuing change within the Company as we improve internal processes, rationalize manufacturing and engineering and restructure sales and service to improve customer satisfaction. Key areas of our strategic plan are:

1)	Focus on vertical markets – Within the distributed generation markets that we serve, we are focusing on vertical markets that we identified as having the greatest near-term potential. In each of the markets that we serve, CHP, CCHP, resource recovery, power reliability and remote power, we have identified specific targeted vertical market segments. Within each of these select markets, we have identified the critical factors to penetrating these markets and have built our plans around these actions.

2)	Sales and Distribution Channel – The previous sales strategy of selling large volumes of product through distributors did not meet our expectations and some distributors refocused their efforts on opportunities other than microturbines. As a result, several end users began working directly with us. In the future, we will build our direct sales channel for select vertical markets to augment our efforts in the Americas. We expect that our distributors will continue to provide a majority of our business. We will continue to develop and strengthen key distributors, while moving other distributors into dealer or manufacturer’s representative-type arrangements. This may require the termination of some existing agreements to the extent permitted by the applicable contracts and entering into new agreements. Additionally, we will add new distributors and representatives who are experienced in our target markets. We believe that this combined approach can leverage the best of what our distributors and Capstone have to bring to our customers and will make us more responsive.

3)	Geographies – The Americas have been, and will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. Japan is our second largest market based on installed units, but we expect that growth in Japan will be moderate. We have several capable distributors in Japan and we will continue to rely on their ability to develop the market, obtain sales and service the installed base. During the next three years, we believe that Europe will offer significant opportunities. In particular, we expect the resource recovery market to expand based on a number of European Union directives toward environmental projects. We expect to expand our distribution in Europe to capture those opportunities and are in the process of establishing a direct European sales presence. Africa, the Middle East and Asia represent opportunities that we will pursue on a project-by-project basis where they complement our strategic direction.

4)	Service – Service is a new business focus of the Company. Our previous service strategy was to serve all customers through our distributors and ASPs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASPs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us as a result. In the future, we will implement a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. We will expand our direct service presence in California and the Northeast and establish a spare parts distribution center to allow easier access to parts on the East coast. We intend to strengthen our relationship with those distributors who have demonstrated their service capabilities by continuing to work together to develop the market for our microturbines. We expect to terminate our service relationships with those distributors who have not developed their capabilities to support our products. Other priorities for improving our service worldwide include establishing a European parts distribution center to locate critical spare parts within Europe in support of our expanded sales presence in the region. Further, we plan to add field service engineers in the U.S., Europe and Japan to support the growth opportunities identified in the strategic planning process.

5)	Product Robustness and Life Cycle Maintenance Costs – Customers expect high performance and competitive total cost of ownership. To address those needs, we must continually ensure a high level of performance. Performance is affected not only by the microturbine, but also by the proper application design and installation, and the quality of ongoing service. We have established a team to enhance the robustness of both our Model C30 and Model C60 products. The objective of this team is to meet, and then exceed, an average of 8,000 hours mean-time-between-failures for our microturbines. We expect that this robustness improvement effort and our rationalization of the distribution channel will have a positive impact on the overall system performance. Additionally, through our new direct sales and service actions and the installation and service work of the ASCs, we aim to improve our end users’ experience with our microturbine systems. Combined, these efforts, if successful, will in turn lower our warranty and other support costs.

To further provide us with the ability to evaluate microturbine performance in the field, we are developing a “real-time” remote monitoring and diagnostic feature. This feature will allow us to monitor installed units instantaneously and collect operating data on a continual basis. We intend to use this information to anticipate and quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement. We expect this feature to be very important to allowing us to better serve our customers.

6)	New product development – Our new product development is targeted specifically to meet the needs of our selected vertical markets. We are deferring other product development activities which are not directly linked to our three-year strategy. We expect that our existing product platforms — the Model C30 and Model C60, will be our foundational product lines throughout the strategic planning period. Our product development efforts will be centered on enhancing the features of these base products.

7)	Cost and Core Competencies – Improving overall product cost is an important element of the strategic plan. The planning process identified opportunities for improvement through focusing on core competencies. We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have capabilities to add value. In conjunction with these changes, we have identified a number of supply chain driven component cost reduction actions.

     We believe that execution in each of these key areas of our strategic plan will be important in transitioning Capstone from an R&D- focused company with a promising technology and early market leadership to a cash flow positive company by fiscal 2007 with growing market presence and improving financial performance. While we expect revenues in fiscal 2005 to be at least twice those of Fiscal 2004, the costs of transitioning the business are expected to result in fiscal 2005 total cash outflows slightly higher than those of Fiscal 2004.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to intangible assets, fixed assets, bad debts, inventories, warranty obligations, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

•	We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our intangible assets consist of a license granted to the Company to use a former supplier’s intellectual property and marketing rights repurchased by the Company from a former shareholder. Long-lived assets are being depreciated or amortized over their useful lives. Intangible assets are being amortized over their determinable useful lives. Future write-downs may be required if the value of these assets becomes impaired or depreciation and amortization may be accelerated if estimated useful lives are shortened. The Company recognized a full impairment loss on marketing rights of $16.0 million in the second quarter of the year ended December 31, 2002 (“Calendar 2002”) and in the fourth quarter of Calendar 2002 recorded a partial impairment loss of $5.0 million on fixed assets and the manufacturing license related to our recuperator core facility. Future changes in our forecast expectations or changes in our utilization of these assets may result in further impairment of our long-lived assets.

•	Our inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventory. In addition, inventories are classified based on our sales forecast. A change in forecast could impact the classification of inventory and may also result in further write-downs of inventory.

•	We provide for the estimated cost of warranties at the time revenue from sales is recognized. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts and labor to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required. As the Company has more units commissioned and longer periods of actual performance, additional data becomes available to assess expected warranty costs. The Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs.

•	Our revenues consist of revenue from sales of products and parts, net of discounts. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, selling price is fixed or determinable and collectibility is reasonably assured. Currently, there are no rights of return privileges on product sales. However, the Company has made some limited exceptions to the no-right-of-return policy. The Company has provided an allowance for future sales returns based on historical information. Our operating policy may change in the future.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required.

•	We have a history of unprofitable operations. These losses generated a sizable federal and state net operating loss (“NOL”) carryforward. GAAP requires that we record a valuation allowance against the deferred income tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future income taxes. Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, we have not recognized any of our deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred income tax asset at that time. Such adjustment would increase income in the period that the determination was made.

•	We account for contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal matters, requires us to use our judgment. Any unfavorable outcome of litigation or other contingencies could have an adverse impact on our financial condition and results of operations.

Results of Operations

Change in Fiscal Year

     On December 12, 2003, we changed our fiscal year end from December 31 to March 31. We filed a report for the three-month transition period from January 1, 2003 through March 31, 2003 with the Securities and Exchange Commission on January 26, 2004. The results of operations and cash flows for the transition period January 1, 2003 to March 31, 2003 are included in this Annual Report on Form 10-K. Our new fiscal year commenced on April 1, 2003 and ended on March 31, 2004.

Year Ended March 31, 2004 Compared to Year Ended December 31, 2002

     Revenues. Revenues decreased $6.9 million to $12.6 million for the year ended March 31, 2004 from $19.5 million for the year ended December 31, 2002. Revenues from product shipments decreased $6.0 million to $8.5 million in Fiscal 2004 from $14.5 million in Calendar 2002. Shipments during the current period were 11.5 megawatts compared with 18.7 megawatts in the prior period. The lower product sales resulted from our change in strategy to focus on selling products with higher contribution margins rather than on sales volume alone. Revenues from accessories, parts and service decreased $0.9 million to $4.1 million in Fiscal 2004 from $5.0 million in Calendar 2002 primarily as a result of fewer number of units sold. Revenues are reported net of sales returns and allowances.

     No customer accounted for 10% or more of the Company’s net revenues for the year ended March 31, 2004. Two customers accounted for 12% and 10% of the Company’s net revenues for the year ended December 31, 2002.

     Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. We had a gross loss of $16.8 million for the year ended March 31, 2004, compared with $22.0 million for the year ended December 31, 2002. Cost of goods sold in Calendar 2002 included a partial impairment loss of $5.0 million related to our recuperator core facility, inventory write-downs of $4.8 million and warranty charges of $6.2 million. In Fiscal 2004, we had no impairment loss; inventory write-downs were $0.9 million; and warranty charges were $9.8 million. The higher warranty charges in Fiscal 2004 resulted primarily from a decision that we made in the fourth quarter to address issues with products in the field. While total revenues decreased 35% from Calendar 2002 to Fiscal 2004 the gross loss was comparable before consideration of the impairment loss recorded in Calendar 2002.

     We had previously fully written-down inventories of recuperator cores and have started using some of these cores in production, which had reduced our gross loss. We used $0.5 million of these cores during the year ended March 31, 2004.

     We expect to continue to incur gross losses until such time as we are able to increase our contribution margins, through higher sales volumes and margins, as well as lower warranty and direct materials costs, and lower our manufacturing costs through efforts such as outsourcing non-core functions.

     R&D Expenses. R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and material costs associated with development. R&D expenses increased $4.2 million to $11.2 million for the year ended March 31, 2004 from $7.0 million for the year ended December 31, 2002. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $1.5 million in Fiscal 2004 compared to $5.6 million in Calendar 2002. Therefore, the underlying spending was nearly the same for the two periods. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs. Our remaining funding under the DOE Advanced Microturbine System program is approximately $1.0 million as of March 31, 2004 which would require us to provide at least $3.3 million of our own R&D expenditures. Our remaining funding under the DOE program for the research, development and testing of packaged cooling, heating and power systems for buildings is approximately $2.0 million as of March 31, 2004 which would require us to provide at least $1.6 million of our own R&D expenditures.

     Selling, General and Administrative Expenses (“SG&A”). SG&A expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, shareholder relations, quality, information systems and legal services. SG&A expenses decreased $11.0 million to $20.8 million for the year ended March 31, 2004 from $31.8 million for the year ended December 31, 2002. In Calendar 2002, we had amortization expense of $2.7 million related to marketing rights that were fully impaired in the second quarter of Calendar 2002. Other key drivers of the lower SG&A expenses in Fiscal 2004 were reduced spending on labor, consulting services, legal services and facilities.

     Impairment Loss. In the second quarter of Calendar 2002, as a result of a change in our sales forecast, we evaluated the remaining book value of the marketing rights and determined that this asset was impaired based on the assessment of the expected cash flows that could be generated during its remaining term. Expected favorable margins in the latter years of the term of the marketing rights were not sufficient to offset losses in the early years. The recorded impairment loss was approximately $16.0 million, representing the remaining carrying value of the asset.

     Interest Income. Interest income decreased $1.5 million to $1.3 million for the year ended March 31, 2004 from $2.8 million for the year ended December 31, 2002. The decrease was primarily attributable to lower cash balances.

     Income Tax Provision. At March 31, 2004, we had federal and state net operating loss carryforwards of approximately $298.8 million and $214.8 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations of the Internal Revenue Code of 1986 and similar state provisions. We have provided a valuation allowance for 100% of our net deferred tax asset of $140.0 million at March 31, 2004 due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues. Revenues decreased $1.8 million to $2.8 million for the three months ended March 31, 2003 from $4.6 million for the same period in the prior year. Revenues from product shipments for the three months decreased $2.4 million to $1.4 million from $3.8 million for the same period a year earlier. During the quarter ended March 31, 2003, we shipped 1.3 megawatts compared to 4.7 megawatts year earlier. Revenues from accessories, parts and service for the quarter ended March 31, 2003 increased $0.6 million to $1.4 million from $0.8 million for the same period of the prior year.

     During the three months ended March 31, 2003, 50% of our revenues were derived from two customers in North America. In the same period of the prior year, 75% of our revenues were derived from two customers.

     Gross Loss. We had a gross loss of $2.2 million for the three months ended March 31, 2003, compared to $3.0 million for the same period in the prior year. The reduction in gross loss was primarily from increased sales of accessories, parts and service, and higher average selling prices of microturbines due to product configuration mix.

     R&D Expenses. R&D expenses were $1.0 million for the three months ended March 31, 2003, compared to $1.4 million for the same period of the prior year. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $1.7 million for the period ended March 31, 2003 and $1.3 million for the same three months of the prior year. Our gross R&D spending was comparable between periods.

     SG&A Expenses. SG&A expenses for the three months ended March 31, 2003 decreased $3.6 million to $4.8 million, compared to $8.4 million for the same period of the prior year. The decrease was due to several factors including the following:

•	There was no amortization expense related to marketing rights in the three months ended March 31, 2003, compared to $1.3 million amortization expense in the same period the prior year. The marketing rights were fully impaired during the second quarter of 2002.

•	As a result of a settlement agreement with a professional services firm, liabilities for $1.1 million of administrative expenses recorded in prior years were reversed in the three months ended March 31, 2003.

•	Spending was lower in the three months ended March 31, 2003 as a result of our actions to reduce our cost structure, resize the business and lower our cash usage.

     Interest Income. Interest income decreased $0.4 million to $0.4 million for the three months ended March 31, 2003, compared to $0.8 million for the same period of the prior year. The decrease was primarily attributable to lower cash balances and lower interest rates.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues. Revenues decreased $16.5 million to $19.5 million for the year ended December 31, 2002 from $36.0 million for the year ended December 31, 2001. Revenues from product shipments for the year ended December 31, 2002 decreased to $14.5 million from $32.2 million in 2001. We shipped 18.7 megawatts of products in 2002 compared to 38.1 megawatts in 2001. Revenues and gross loss for the year ended December 31, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa. Revenues from accessories, parts and service for the year ended December 31, 2002 were $5.0 million, an increase of $1.2 million from $3.8 million in 2001.

     Two customers accounted for 12% and 10%, respectively, of total revenues for the year ended December 31, 2002. A year earlier, two other customers accounted for 14% and 11%, respectively, of the Company’s revenues and we had strong sales resulting largely from demand propelled by the United States’ Western energy crisis that abated in the same year.

     Gross Loss. We had a gross loss of $22.0 million for the year ended December 31, 2002 compared to $3.6 million for the year ended December 31, 2001. The increase in gross loss was due to several factors including:

•	Impairment loss on fixed assets and manufacturing license related to our recuperator core facility: Due to the lower sales and production volume in 2002 and our forecast of expected production volumes, we evaluated the remaining book value of these assets. The Company recognized a partial impairment loss of $5.0 million allocated as follows: $4.2 million to fixed assets and $0.8 million to the manufacturing license. The Company estimated the fair value of these assets based on the present value of expected future cash flows for the remaining life of the manufacturing license.

•	Higher warranty charges: In addition to our warranty accrual for units shipped in 2002, we increased our warranty reserve by $3.1 million based on additional information gathered during the year about the costs of providing warranty for units shipped in prior years.

•	Higher inventory write-downs: Provision for inventory losses of $4.8 million in 2002 and $2.9 million in 2001 were charged to operations to write-down inventory to its net realizable value.

•	Lower sales in 2002.

     R&D Expenses. R&D expenses are reported net of benefits from cost sharing programs such as the DOE Advanced Microturbine Program. These benefits were $5.6 million for the year ended December 31, 2002 and $2.1 million for the year ended December 31, 2001. R&D expenses before benefit from cost sharing programs decreased $0.3 million to $12.5 million for the year ended December 31, 2002 compared to $12.8 million for the year ended December 31, 2001.

     SG&A Expenses. SG&A expenses for the year ended December 31, 2002 decreased $9.0 million to $31.8 million, compared to $40.8 million for the year ended December 31, 2001 primarily because of lower spending in 2002.

     Impairment Loss. In the second quarter of 2002, due to a change in our sales forecast, the Company evaluated the remaining book value of the marketing rights and determined that this asset was impaired based on the assessment of the expected cash flows that could be generated by this asset during its remaining term. Expected favorable margins in the latter years of the term of the marketing rights were not sufficient to offset losses in the early years. The recorded impairment loss was approximately $16.0 million, representing the remaining carrying value of the asset.

     Interest Income. Interest income decreased $5.9 million to $2.8 million for the year ended December 31, 2002 compared to $8.7 million for the year ended December 31, 2001. The decrease was primarily attributable to the lower cash balances and lower interest rates in 2002.

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

Quarterly Results of Operations

     The following table presents unaudited quarterly financial information. This information was prepared in accordance with GAAP, and, in the opinion of management, contains all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the financial statements included elsewhere herein. Our operating results for any prior quarters may not necessarily indicate the results for any future periods.

Amounts in thousands, except per share data

					Three
	Year Ended March 31, 2004				Months Ended	Year Ended December 31, 2002
	First	Second	Third	Fourth	March 31,	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2003	Quarter	Quarter	Quarter	Quarter
Total revenues	$4,132	$2,347	$3,251	$2,877	$2,782	$4,591	$7,408	$3,887	$3,643
Cost of goods sold	6,739	4,551	6,359	11,736	(4,956)	7,549	11,631	6,301	16,049

Gross loss	(2,607)	(2,204)	(3,108)	(8,859)	(2,174)	(2,958)	(4,223)	(2,414)	(12,406)
Operating costs and expenses:
R&D	2,450	2,402	3,034	3,335	1,006	1,439	1,619	1,880	2,028
Selling, general and Administrative	4,676	4,643	5,688	5,833	4,821	8,360	9,650	7,057	6,779
Impairment loss	—	—	—	—	—	—	5,999	—	—

Loss from operations	(9,733)	(9,249)	(11,830)	(18,027)	(8,001)	(12,757)	(31,491)	(11,351)	(21,213)
Net loss	$(9,398)	$(8,992)	$(11,567)	$(17,780)	$(7,635)	$(12,030)	$(30,835)	$(10,758)	$(20,732)

Net loss per common share – basic and diluted	$(0.12)	$(0.11)	$(0.14)	$(0.21)	$(0.09)	$(0.16)	$(0.40)	$(0.14)	$(0.26)

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. We believe that our current cash balance is sufficient to fund operating losses and our currently projected commitments to reach the point of cash flow positive. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

     We used a total of $30.2 million of cash and cash equivalents during the year ended March 31, 2004 compared to $30.6 million for the year ended December 31, 2002. The cash was used in:

Operating Activities —During the year ended March 31, 2004 we used $29.5 million in cash in our operating activities, which consisted of a net loss for the period of approximately $47.8 million, offset by non-cash adjustments (primarily depreciation and warranty charges) of $18.1 million and cash generated from working capital of approximately $0.2 million. This compared to operating cash usage of $30.8 million during the year ended December 31, 2002, which consisted of a net loss for the period of approximately $74.4 million, offset by non-cash adjustments (primarily depreciation, impairment losses, inventory write-downs and warranty charges) of $43.2 million and cash generated from working capital of approximately $0.4 million. Operating cash usage was not significantly different between years.

Investing Activities — Net cash used in investing activities for acquisition of fixed assets was $1.3 million for the year ended March 31, 2004 compared to $2.5 million for the year ended December 31, 2002. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in the previous years.

Financing Activities — During the year ended March 31, 2004, we generated $0.6 million from financing activities, through the exercise of stock options, restricted stock awards and employee stock purchases offset by repayments of capital lease obligations. This compared to $2.8 million generated in Calendar 2002, which included the sale of common stock to UTC of $4.0 million. Excluding this sale, we used cash in financing activities of $1.2 million in Calendar 2002.

     We anticipate that our total cash usage for fiscal 2005 will be slightly more than the $30.2 million used in Fiscal 2004.

Contractual Obligations and Commercial Commitments

     At March 31, 2004, our commitments under non-cancelable operating and capital leases were as follows:

	Payments Due by Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Operating lease commitments, net of
sub-lease income	$9,811,000	$1,542,000	$3,054,000	$3,040,000	$2,175,000
Capital leases (principal and interest)	616,000	601,000	10,000	5,000	—

Totals	$10,427,000	$2,143,000	$3,064,000	$3,045,000	$2,175,000

     As of March 31, 2004, we had firm commitments to purchase inventories of approximately $6.9 million.

     In September 2000, the DOE awarded us $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award is to be distributed during the project period September 28, 2000 through July 1, 2005. The program is estimated to cost $23.0 million over the five-year period, which would require us to provide approximately $13.0 million of our own R&D expenditures. We had billed the DOE under this agreement $9.0 million through March 31, 2004. Our remaining funding under this program is approximately $1.0 million as of March 31, 2004 which would require us to provide at least $3.3 million of our own R&D expenditures. In June 2001, the Company was awarded a $3.0 million grant from the DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million over a three-year period, which would require the Company to provide approximately $2.5 million of its own R&D expenditures. The Company billed the DOE under this agreement $1.0 million through March 31, 2004. The Company’s remaining funding under this program is approximately $2.0 million as of March 31, 2004 which would require us to provide at least $1.6 million of our own R&D expenditures. The Company accounts for grant distributions as offsets to R&D expenses. Total offsets to R&D expenses such as the

DOE awards amounted to $1.5 million, $1.7 million, $5.6 million and $2.1 million for the year ended March 31, 2004, three months ended March 31, 2003 and the years ended December 31, 2002 and 2001, respectively.

Impact of Recently Issued Accounting Standards

     In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. We have reviewed this pronouncement and determined it is not applicable since we do not own or have an investment in any VIEs.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

     We do not currently use derivative financial instruments for speculative purposes that expose us to market risk. Information required by this item is included in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to Consolidated Financial Statements.

Foreign Currency

     We currently develop products in the US and market and sell our products predominantly in North America, Europe and Asia. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. We have one employee in Sweden. Payroll and related benefits and other office expenses are paid in the country’s local currency. In the future, as our customers, employees and vendor bases expand, we anticipate entering into more transactions that are denominated in foreign currencies.

Interest

     We have no long-term debt outstanding, except for capital leases and deferred rent, and do not use any derivative instruments. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments.

Item 8.	Financial Statements and Supplementary Data.

CAPSTONE TURBINE CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Capstone Turbine Corporation:

     We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiary (the “Company”) as of March 31, 2004 and December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2003 and each of the years ended March 31, 2004, December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and December 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2003 and each of the years ended March 31, 2004, December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 14, 2004

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2002
Assets
Current Assets:
Cash and cash equivalents	$102,380,000	$140,310,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $479,000 in 2004 and $194,000 in 2002	4,170,000	4,893,000
Inventory	7,893,000	9,124,000
Prepaid expenses and other current assets	1,099,000	2,331,000

Total current assets	115,542,000	156,658,000

Equipment and Leasehold Improvements:
Machinery, equipment and furniture	20,877,000	22,996,000
Leasehold improvements	8,499,000	8,480,000
Molds and tooling	4,363,000	4,350,000

	33,739,000	35,826,000
Less accumulated depreciation and amortization	18,718,000	15,346,000

Total equipment and leasehold improvements	15,021,000	20,480,000

Non-Current Portion of Inventory	3,936,000	6,784,000
Intangible Asset, net	1,694,000	2,029,000
Other Assets	352,000	1,240,000

Total	$136,545,000	$187,191,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,790,000	$4,321,000
Accrued salaries and wages	1,664,000	2,088,000
Other accrued liabilities	2,043,000	1,132,000
Accrued warranty reserve	11,695,000	6,746,000
Deferred revenue	1,166,000	901,000
Current portion of capital lease obligations	582,000	1,522,000

Total current liabilities	19,940,000	16,710,000

Long-Term Portion of Capital Lease Obligations	13,000	974,000
Other Long-Term Liabilities	1,149,000	1,325,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $.001 par value: 415,000,000 shares authorized; 85,025,817 shares issued and 84,474,609 shares outstanding at March 31, 2004; 81,635,035 shares issued and 81,437,822 shares outstanding at December 31, 2002	85,000	82,000
Additional paid-in capital	530,394,000	526,952,000
Accumulated deficit	(414,020,000)	(358,646,000)
Less deferred stock compensation	(503,000)	—
Less treasury stock, at cost; 551,208 shares in 2004 and 197,213 shares in 2002	(513,000)	(206,000)

Total stockholders’ equity	115,443,000	168,182,000

Total	$136,545,000	$187,191,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months
	Year Ended March 31,	Ended March 31,	Years Ended December 31,
	2004	2003	2002	2001
Net Revenues	$12,607,000	$2,782,000	$19,529,000	$35,956,000
Cost of Goods Sold (including impairment loss of $5,016,000 in 2002)	29,385,000	4,956,000	41,530,000	39,602,000

Gross Loss	(16,778,000)	(2,174,000)	(22,001,000)	(3,646,000)
Operating Expenses:
Research and development	11,221,000	1,006,000	6,966,000	10,658,000
Selling, general and administrative	20,840,000	4,821,000	31,846,000	40,780,000
Impairment loss on marketing rights	—	—	15,999,000	—

Total operating costs and expenses	32,061,000	5,827,000	54,811,000	51,438,000

Loss from Operations	(48,839,000)	(8,001,000)	(76,812,000)	(55,084,000)
Interest Income	1,284,000	439,000	2,840,000	8,690,000
Interest Expense	(183,000)	(73,000)	(407,000)	(585,000)
Other Income, net	1,000	2,000	26,000	121,000

Loss Before Income Taxes	(47,737,000)	(7,633,000)	(74,353,000)	(46,858,000)
Provision for Income Taxes	2,000	2,000	2,000	1,000

Net Loss	$(47,739,000)	$(7,635,000)	$(74,355,000)	$(46,859,000)

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.58)	$(0.09)	$(0.95)	$(0.61)

Weighted Average Common Shares Outstanding	82,348,711	81,410,614	78,130,795	76,694,670

     See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Deferred		Total
			Additional	Accumulated	Stock	Treasury	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Compensation	Stock	Equity
Balance, December 31, 2000	75,771,303	$76,000	$516,738,000	$(237,432,000)	$	$	$279,382,000
Stock-based compensation			2,535,000				2,535,000
Exercise of stock options and employee stock purchases	1,436,080	1,000	2,505,000				2,506,000
Stock issuance costs			(110,000)				(110,000)
Net loss				(46,859,000)			(46,859,000)

Balance, December 31, 2001	77,207,383	77,000	521,668,000	(284,291,000)			237,454,000
Stock-based compensation			1,024,000				1,024,000
Issuance of common stock	3,994,817	4,000	3,981,000				3,985,000
Exercise of stock options and employee stock purchases	432,835	1,000	279,000				280,000
Purchase of treasury stock						(206,000)	(206,000)
Net loss				(74,355,000)			(74,355,000)

Balance, December 31, 2002	81,635,035	82,000	526,952,000	(358,646,000)		(206,000)	168,182,000
Stock-based compensation			214,000				214,000
Exercise of stock options and employee stock purchases	65,700		22,000				22,000
Purchase of treasury stock						(215,000)	(215,000)
Net loss				(7,635,000)			(7,635,000)

Balance, March 31, 2003	81,700,735	82,000	527,188,000	(366,281,000)		(421,000)	160,568,000
Stock-based compensation			533,000				533,000
Exercise of stock options and employee stock purchases	2,825,082	2,000	2,083,000				2,085,000
Purchase of treasury stock						(92,000)	(92,000)
Exercise of restricted stock award	500,000	1,000	590,000		(590,000)		1,000
Amortization of deferred stock compensation					87,000		87,000
Net loss				(47,739,000)			(47,739,000)

Balance, March 31, 2004	85,025,817	$85,000	$530,394,000	$(414,020,000)	$(503,000)	$(513,000)	$115,443,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Three Months Ended	Years Ended December 31,
	March 31,	March 31,
	2004	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(47,739,000)	$(7,635,000)	$(74,355,000)	$(46,859,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,180,000	1,573,000	9,891,000	10,560,000
Non-cash reversal of administrative expenses	—	(1,099,000)
Impairment loss on fixed assets and manufacturing license	—	—	5,016,000	—
Impairment loss on marketing rights	—	—	15,999,000	—
Provision for doubtful accounts and returns	280,000	220,000	215,000	160,000
Inventory write-down	931,000	243,000	4,793,000	2,900,000
Provision for warranty expenses	9,749,000	385,000	6,175,000	2,391,000
Loss on disposal of fixed assets	315,000	—	102,000	90,000
Non-employee stock compensation	92,000	4,000	—	396,000
Employee and director stock compensation	528,000	210,000	1,024,000	2,139,000
Changes in operating assets and liabilities:
Accounts receivable	(509,000)	732,000	2,907,000	(4,461,000)
Inventory	3,871,000	(967,000)	1,272,000	(10,750,000)
Prepaid expenses and other assets	258,000	990,000	(1,202,000)	236,000
Accounts payable	440,000	(873,000)	830,000	(1,238,000)
Accrued salaries and wages	170,000	(625,000)	639,000	531,000
Other accrued liabilities	720,000	45,000	44,000	578,000
Accrued warranty reserve	(4,551,000)	(641,000)	(3,406,000)	(3,835,000)
Deferred revenue	(247,000)	519,000	(737,000)	(2,592,000)

Net cash used in operating activities	(29,512,000)	(6,919,000)	(30,793,000)	(49,754,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,299,000)	(271,000)	(2,515,000)	(16,818,000)
Proceeds from sale of equipment	28,000	—	—	1,000
Acquisition of Intangible assets	—	—	—	(557,000)

Net cash used in investing activities	(1,271,000)	(271,000)	(2,515,000)	(17,374,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(1,415,000)	(343,000)	(1,309,000)	(1,347,000)
Exercise of stock options, restricted stock award and employee stock purchases	2,086,000	22,000	280,000	2,506,000
Stock issuance costs	—	—	—	(110,000)
Purchase of treasury stock	(92,000)	(215,000)	(206,000)	—
Net proceeds from issuance of common stock	—	—	3,985,000	—

Net cash provided by (used in) financing activities	579,000	(536,000)	2,750,000	1,049,000

Net Decrease in Cash and Cash Equivalents	(30,204,000)	(7,726,000)	(30,558,000)	(66,079,000)
Cash and Cash Equivalents, Beginning of Year	132,584,000	140,310,000	170,868,000	236,947,000

Cash and Cash Equivalents, End of Year	$102,380,000	$132,584,000	$140,310,000	$170,868,000

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
Interest	$183,000	$73,000	$407,000	$584,000
Income taxes	$2,000	$2,000	$2,000	$1,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Description of the Company

     Capstone Turbine Corporation (the “Company”) develops, manufactures, and markets microturbine generator sets for use in co-generation, resource recovery, power reliability and remote power applications in the markets for distributed power generation. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

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

     Change in Fiscal Year — On December 12, 2003, the Company changed its fiscal year end from December 31 to March 31. The results of operations and cash flows for the transition period of January 1, 2003 to March 31, 2003 are included in this Annual Report. For comparative purposes, the unaudited statement of operations for the three months ended March 31, 2002 are presented below. The unaudited statement of operations reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Revenues	$4,591,000
Cost of Goods Sold	7,549,000

Gross Loss	(2,958,000)
Operating Costs and Expenses:
Research and development	1,439,000
Selling, general and administrative	8,360,000

Total operating costs and expenses	9,799,000

Loss from Operations	(12,757,000)
Interest Income	823,000
Interest Expense	(115,000)
Other Income, net	21,000

Loss Before Income Taxes	(12,028,000)
Provision for Income Taxes	2,000

Net Loss	$(12,030,000)

Weighted Average Common Shares Outstanding	77,387,574

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.16)

     Cash Equivalents — The Company considers only those investments that are highly liquid, readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents.

     Depreciation and Amortization — Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized over the period of the lease or the estimated useful lives of the assets, whichever is shorter. Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method. Amortization of assets under capital leases and intangible assets are included with depreciation and amortization expense. Depreciation and amortization expense was $6,180,000, $9,891,000 and $10,560,000 for the years ended March 31, 2004, December 31, 2002 and 2001, respectively. Depreciation and amortization expense was $1,573,000 for the three months ended March 31, 2003.

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

     Revenues — The Company’s revenues consist of sales of products, accessories, parts and service, net of discounts and allowance for sales returns. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, selling price is fixed or determinable and collectibility is reasonably assured. Currently, there are no rights of return privileges on product sales. However, the Company has made some

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

limited exceptions to the no-right-of-return policy. The Company has provided for an allowance for future sales returns based on historical information.

     Warranty Policy — The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to three years. Factors that affect the Company’s warranty obligation include product failure rates and costs of repair or replacement in correcting product failures. The Company also accrues in the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability if necessary.

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

     No customer accounted for 10% or more of the Company’s net revenues for the year ended March 31, 2004. Two customers accounted for 32% and 18% of the Company’s net revenues for the three months ended March 31, 2003. Two customers accounted for 12% and 10% of the Company’s net revenues for the year ended December 31, 2002. Two customers accounted for 14% and 11% of the Company’s net revenues for the year ended December 31, 2001. Accounts receivable included $2,228,000 and $1,214,000 for unpaid billings to the government under cost-sharing programs at March 31, 2004 and December 31, 2002, respectively.

     Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Net Loss Per Common Share —Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2004, March 31, 2003, December 31, 2002 and 2001 were 8.1 million, 10.0 million, 10.6 million and 6.6 million, respectively.

     Stock-Based Compensation — The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company accounts for equity instruments issued to other than employees using the fair value at the date of grant as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”.

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Three Months	Year Ended	Year Ended
	March 31,	Ended March 31,	December 31,	December 31,
	2004	2003	2002	2001
Net loss attributable to common stockholders, as reported	$(47,739,000)	$(7,635,000)	$(74,355,000)	$(46,859,000)
Add: Stock-based employee compensation included in reported net loss	528,000	210,000	1,024,000	2,139,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,233,000)	(1,897,000)	(9,117,000)	(8,412,000)

Pro forma net loss	$(52,444,000)	$(9,322,000)	$(82,448,000)	$(53,132,000)

Net Loss per share – Basic and Diluted:
As reported	$(0.58)	$(0.09)	$(0.95)	$(0.61)
Pro forma	$(0.64)	$(0.11)	$(1.06)	$(0.69)

     In computing the impact of SFAS No. 123, the weighted-average fair value per option share of stock option grants of $1.26, $0.80, $1.27 and $11.62 for the year ended March 31, 2004, three months ended March 31, 2003, year ended December 31, 2002 and 2001, respectively, was estimated at the dates of grant using the following assumptions: risk-free interest rate of approximately 3.1%, 2.9%, 3.8% and 4.6%, respectively, and no assumed dividend yield. The weighted average expected life of the options was four years. The volatility used was 119%, 120%, 127% and 140%, respectively. For purposes of determining the SFAS No. 123 pro forma compensation expense, the fair value of the options is amortized over the vesting period. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models even though such models were developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company’s stock option awards.

     Supplemental Cash Flow Information — During 2004, the Company financed an equipment purchase of $21,000 through a capital lease obligation.

     Segment Reporting — The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of this operating segment are the development, manufacture and sale of turbine generator sets and their related accessories, parts and service. Revenues from accessories, parts and service for the years ended March 31, 2004, December 31, 2002 and December 31, 2001 were $4,145,000, $4,984,000 and $3,786,000, respectively. Revenues from accessories, parts and service for the three months ended March 31, 2003, were $1,399,000. Following is the geographic revenue information:

		Three
		Months
	Year Ended	Ended	Year Ended	Year Ended
	March 31,	March 31,	December 31,	December 31,
	2004	2003	2002	2001
North America	$8,213,000	$2,338,000	$12,312,000	$23,935,000
Asia	2,476,000	147,000	4,990,000	8,321,000
Europe	1,762,000	213,000	2,452,000	1,902,000
South America	16,000	4,000	264,000	1,058,000
Africa	140,000	80,000	(489,000)	740,000

Total Revenues	$12,607,000	$2,782,000	$19,529,000	$35,956,000

     Revenues and gross loss for the year ended December 31, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Africa.

     Reclassifications — Certain prior year balances have been reclassified to conform to the current year presentation.

     New Accounting Pronouncements — In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. The Company has reviewed this pronouncement and determined it is not applicable since the Company does not own or have an investment in any VIEs.

3.	Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consist of the following:

	March 31,	December 31,
	2004	2002
Raw materials	$7,899,000	$12,623,000
Work in process	2,570,000	1,831,000
Finished goods	1,360,000	1,454,000

Total	11,829,000	15,908,000
Less non-current portion	3,936,000	6,784,000

Current portion	$7,893,000	$9,124,000

     The non-current portion of inventory represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.

4.	Intangible Assets and Long-Lived Assets

     The Company’s sole intangible asset is a manufacturing license as follows:

Gross carrying amount	$3,663,000
Accumulated amortization and impairment loss	(1,634,000)

Balance, December 31, 2002	2,029,000
Amortization for the three months ended March 31, 2003	(68,000)

Balance, March 31, 2003	1,961,000
Amortization for the year ended March 31, 2004	(267,000)

Balance, March 31, 2004	$1,694,000

     In August 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier, requiring a total of $9.1 million in payments based on various milestones through April 2001. All payments had been made as of December 31, 2001. Under the terms of the Agreements, the Company acquired fixed assets and manufacturing technology, which provide the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Agreements require the Company to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. As of March 31, 2004, there was no royalty earned under the terms of the agreement. As a result of these Agreements, the Company and the supplier mutually terminated any obligations under their prior agreements. The total consideration of $9,100,000 was allocated as follows:

Fixed assets	$3,665,000
Manufacturing license	3,663,000
Inventory	658,000
Expense	1,114,000

$9,100,000

     The fixed assets acquired are being depreciated over their useful lives, ranging from three to ten years. The intangible asset represents the license granted to the Company to use the former supplier’s intellectual property for the design and manufacture of licensed product for use in microturbines. In December 2002, due to a change in sales forecast, the Company recognized a partial impairment loss of $5.0 million which is included in cost of goods sold and was allocated as follows: $4.2 million to fixed assets and $0.8 million to the manufacturing license. The Company estimated the fair value of these assets based on the present value of expected future cash flows for the remaining life of the manufacturing license, which is the primary asset of the Company’s recuperator core manufacturing facility. The Company used the expected cash flow approach in accordance with the guidelines in SFAS No. 144.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $267,000, $374,000 and $370,000 of amortization expense for the years ended March 31, 2004, December 31, 2002 and December 31, 2001, respectively, and $68,000 for the three months ended March 31, 2003. The manufacturing license is scheduled to be fully amortized by fiscal year 2011 with corresponding amortization estimated to be $267,000, $267,000, $267,000, $267,000, $267,000 and $359,000, for fiscal years 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

     In 1999, the Company reacquired contractual marketing rights for certain territories from a former shareholder. As part of the agreement, the Company paid $5.0 million in 1999 and $4.0 million in January 2000. In February 2000, the Company issued 1,250,000 shares of Series G preferred stock with a fair value of $8.3 million as part of the consideration paid to reacquire the marketing rights. In addition, the agreement for the repurchase of the marketing rights provided for the acceleration of future royalty payments in the event of an initial public offering. In July 2000, the Company paid $11.0 million in royalty payments, consisting of $204,000 in a previously recorded royalty liability and $10.8 million in an accelerated royalty liability. The Company recorded an intangible asset for the repurchase of marketing rights in the total amount of $28.0 million. The marketing rights were amortized over the original agreement period of 6 years and the Company recorded $2.7 million and $5.3 million of amortization expense in selling, general, and administrative expenses for the years ended December 31, 2002 and 2001, respectively. In June 2002, due to a change in sales forecast in the territories covered by the agreement, the Company recognized a full impairment loss on the marketing rights of $16.0 million. The Company estimated the fair value of the marketing rights based on the present value of expected future cash flows for the remaining life of the marketing rights.

5.	Accrued Warranty Reserve

     Changes in accrued warranty reserve are as follows:

	March 31,	March 31,	December 31,
	2004	2003	2002
Balance, beginning of the period	$6,497,000	$6,746,000	$4,134,000
Warranty provision relating to products shipped during the period	1,256,000	148,000	3,095,000
Changes for accruals related to preexisting warranties or reliability repair programs	8,493,000	237,000	3,080,000
Deductions for warranty payments made in cash or in kind	(4,551,000)	(634,000)	(3,563,000)

Balance, end of the period	$11,695,000	$6,497,000	$6,746,000

6.	Income Taxes

     The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2004 and December 31, 2002:

	March 31,	December 31,
	2004	2002
Deferred tax assets:
Inventory	$2,453,000	$4,407,000
Warranty reserve	5,010,000	2,961,000
Deferred revenue	495,000	315,000
Net operating loss (“NOL”) carryforwards	120,569,000	100,083,000
Tax credit carryforwards	13,440,000	11,716,000
Depreciation, amortization and impairment loss	4,545,000	6,635,000
Other	3,065,000	3,398,000

Total deferred tax assets	149,577,000	129,515,000
Deferred tax liabilities:
State taxes	(9,546,000)	(9,383,000)

Net deferred tax assets before valuation allowance	140,031,000	120,132,000
Valuation allowance	(140,031,000)	(120,132,000)

Total deferred income tax assets	$—	$—

     Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred income tax assets.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company’s net operating loss and tax credit carryforwards for federal and state income tax purposes at March 31, 2004 were as follows:

		Expiration
	Amount	Period
Federal NOL	$298,783,000	2009-2024
State NOL	$214,743,000	2007-2009
Federal tax credit carryforwards	$7,557,000	2009-2024
State tax credit carryforwards	$5,883,000	Various

     The net operating losses and federal and state tax credits can be carried forward to offset future taxable income, if any. The state tax credits consist of a Manufacturer’s Investment Credit of approximately $800,000, which expires from 2005-2014, as well as a Research and Development Credit of approximately $5,083,000, which may be carried forward indefinitely. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations of the Internal Revenue Code of 1986 and similar state provisions. In September 2002, changes in certain California tax laws were enacted, which, among other provisions suspended the use of corporations’ California net operating loss carryforwards to offset taxable income in 2002 and 2003. Corporations can resume using their net operating losses to offset taxable income in 2004. Suspended net operating losses generated prior to 2002 that are unavailable for usage as a result of the change in law have an additional two-year life.

     Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder (“Disqualifying Dispositions”) provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $25.8 million of the Company’s federal and state NOL carryforwards as of March 31, 2004 were generated by disqualifying dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of $10.3 million associated with these stock options will be excluded from the provision (benefit) for income taxes and credited directly to additional paid-in-capital.

A reconciliation of income tax benefit to the federal statutory rate follows:

	Year Ended	Three Months	Year Ended	Year Ended
	March 31,	Ended March 31,	December 31,	December 31,
	2004	2003	2002	2001
Federal income tax at the statutory rate	$(16,231,000)	$(2,596,000)	$(25,281,000)	$(15,932,000)
State taxes, net of federal effect	(2,785,000)	(445,000)	(4,338,000)	(2,734,000)
Other	(955,000)	4,366,000	(795,000)	(988,000)
Valuation allowance	19,971,000	(1,325,000)	30,414,000	19,654,000

Income tax benefit	$—	$—	$—	$—

7.	Stockholders’ Equity

     During the year ended March 31, 2004, the Company issued a total of 4,195,000 non-qualified common stock options outside of the 2000 Equity Incentive Plan (“2000 Plan”) at exercise prices equal to the fair market value of its common stock, as inducement grants to new executive officers and employees of the Company. Accordingly, no stock-based compensation was recorded for these grants. Included in the 4,195,000 options were 2,000,000 options to the Company’s President and Chief Executive Officer (“CEO”), 800,000 options to the Company’s Senior Vice President of Sales and Service, 800,000 options to the Company’s Senior Vice President of Operations and 595,000 options to five employees. Although the options were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All, except for options granted to the Company’s CEO which are subject to the same vesting provision as is the restricted stock described below, are subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.

     On August 4, 2003, the Company sold 500,000 shares of restricted common stock at a price of $0.001 per share to the Company’s new President and CEO as part of his compensation package. Deferred stock compensation of $590,000 was recorded based on the fair market value of the stock at the date of issuance. The restricted stock is subject to the following vesting provision: One-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vested on the first day of the 48th month after the issuance date; provided, however, that if the President/CEO is terminated by the Company other than for cause prior to the one-year anniversary of the date of the issuance, 1/48th vests on the one-month anniversary of the issuance date until the termination date. The deferred stock compensation related to the restricted common stock is being amortized through fiscal 2008 based on the vesting period.

     On June 25, 2003, the Company made a tender offer to eligible employees to exchange options with exercise prices greater than or equal to $2.00 per share. 610,950 options were tendered by eligible employees in the exchange offer. The tendered options were cancelled on July 25, 2003. 125,087 options were forfeited as a result of terminations prior to January 26, 2004. On January 26, 2004, the Company granted 485,863 new options at an exercise price of $2.36 per share which represented the fair market value on that date. Each new option is a non-statutory stock option, with vesting as follows: 12.5% vested on January 26, 2004 with the remainder to vest monthly over the next 42 months, subject to the option holders’ continued employment. In accordance with FASB Interpretation No. 44 and APB No. 25, no stock-based compensation was recorded for the grant since the new options were granted six months and one day from the cancellation date.

     In November 2002, the Company issued 3,840,000 non-qualified common stock options outside of the 2000 Equity Incentive Plan (“2000 Plan”) at an exercise price equal to the fair market value of its common stock. Accordingly, no stock-based compensation was recorded for the grant. The options were issued as part of the compensation package of the Company’s Interim Chief Executive Officer, who at the time the options were granted was the Company’s Interim Chief Operating Officer. Although the options were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. 1/48th of the options vests each month. In July 2003, 3,174,194 unvested options were canceled. A total of 665,806 vested options were exercised.

     In October 2002, the Company entered into a strategic alliance with UTC through its UTC Power Division. The strategic alliance between UTC and Capstone is a ten-year agreement that involves the integration, marketing, sales and service of CCHP solutions targeted for commercial buildings. The UTC Agreement provides for the combination of Capstone microturbine products with UTC absorption chillers. UTC is the exclusive distributor for the combined Capstone MicroTurbines with UTC absorption chillers and they also are a non-exclusive distributor generally for Capstone MicroTurbines. The UTC Agreement is limited to North America and most of Europe. As part of the UTC Agreement, UTC purchased 3,994,817 shares of Capstone’s common stock for an aggregate price of approximately $4.0 million. The UTC shares were subject to a lock-up period of nine months subject to certain exceptions provided for in the UTC Agreement.

     In October 2002, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $10 million of the Company’s common stock. The Company may purchase shares from time to time through the open market and privately negotiated transactions at prices deemed appropriate by management. The program has no termination date. Since inception of the program through March 31, 2004, the Company repurchased 551,208 shares at an aggregate price of $513,000.

     In January 2002, the Company issued 350,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock. Accordingly, no stock-based compensation was recorded for the grant. The options were issued as part of the compensation package of the Company’s CFO. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. One-fourth of the options vests one year after the grant date and 1/48th vests on the first day of each full month thereafter, so that all of the options shall be vested on the first day of the 48th month after the grant date.

     In November 2001, the Company issued 800,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock. Accordingly, no stock-based compensation was recorded for the grant. The options were issued as part of the compensation package of the Company’s former Chief Operating Officer who resigned in 2002. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. In November 2002, 600,000 unvested options were canceled. In February 2003, 200,000 vested options expired unexercised.

     In June 2000, the Company adopted the 2000 Plan, as a successor plan to the 1993 Incentive Stock Plan (“1993 Plan”). The 2000 Plan, as amended in January 2004, provides for awards of up to 3,700,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued upon exercise of incentive stock options is 11,500,000 shares. The 2000 Plan is being administered by a Committee designated by the Board of Directors. The Committee’s authority includes determining the number of options granted and vesting provisions. As of March 31, 2004, 2,184,482 shares were available for future grant.

     In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the granting of purchase rights to purchase common stock to regular full and part-time employees or officers of the Company and its

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the Purchase Plan, the exercise price of a purchase right will be the lesser of 85% of the fair market value of such shares on the first day of the purchase right period or the last day of the purchase right period. For this purpose, the fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question. As of March 31, 2004, 465,365 shares were available for future grant.

     During the years ended December 31, 1999 and 2000, the Company granted options at less than the fair value of its common stock. In addition, in Fiscal 2004, the Company issued shares of restricted common stock at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these issuances as follows:

	Year Ended	Three Months	Year Ended	Year Ended
	March 31,	Ended March 31,	December 31,	December 31,
	2004	2003	2002	2001
Cost of goods sold	$49,000	$9,000	$41,000	$61,000
Research and development	186,000	59,000	268,000	314,000
Selling, general and administrative	293,000	142,000	715,000	1,764,000

Total	$528,000	$210,000	$1,024,000	$2,139,000

     As of March 31, 2004, the Company had $4,000 in deferred employee and director stock-based compensation which will be amortized through fiscal 2005 and $503,000 in deferred stock compensation related to restricted stock which will be amortized through fiscal 2008.

     Information relating to all outstanding stock options, except for the Purchase Plan, is as follows:

		Weighted- Average
	Shares	Exercise Price
Outstanding at December 31, 2000	5,666,097	$2.61
Granted	3,170,550	$3.45
Exercised	(1,357,893)	$1.30
Canceled	(866,013)	$11.54

Outstanding at December 31, 2001	6,612,741	$6.91
Granted	5,716,025	$1.58
Exercised	(285,349)	$0.41
Canceled	(1,451,683)	$8.57

Outstanding at December 31, 2002	10,591,734	$4.05
Granted	22,600	$1.01
Exercised	(65,700)	$0.33
Canceled	(592,116)	$8.45

Outstanding at March 31, 2003	9,956,518	$3.81
Granted	5,910,809	$1.62
Exercised	(2,673,193)	$0.73
Canceled	(5,103,561)	$4.65

Outstanding at March 31, 2004	8,090,573	$2.69

     Options exercisable at March 31, 2004, March 31, 2003, December 31, 2002 and 2001 were 1,882,043, 4,008,495, 3,772,586 and 2,161,201 with weighted average exercise prices of $5.39, $4.55, $4.94 and $1.89, respectively.

     Additional information regarding options outstanding at March 31, 2004, is as follows:

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of Shares	Remaining	Average	Exercisable	Average
	Outstanding at	Contractual	Exercise	at March	Exercise
Exercise Price	March 31, 2004	Life (in Years)	Price	31, 2004	Price
Up to $1.00	575,445	4.6	$0.62	566,695	$0.61
$1.01 to $2.00	5,498,368	8.5	$1.51	330,682	$1.77
$2.01 to $5.00	1,551,165	8.3	$3.12	563,219	$3.64
Greater than $5.00	465,595	5.9	$17.80	421,447	$16.98

	8,090,573	7.7	$2.69	1,882,043	$5.39

8.	Commitments and Contingencies

     As of March 31, 2004, the Company had firm commitments to purchase inventories of approximately $6.9 million.

     The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through fiscal 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent” which is included in Other Long-term Liabilities. Deferred rent amounted to $975,000 and $1,129,000 as of March 31, 2004 and December 31, 2002, respectively. Rent expense amounted to approximately $1,793,000, $1,843,000 and $1,878,000 for the years ended March 31, 2004, December 31, 2002 and 2001, respectively. Rent expense amounted to approximately $442,000 for the three months ended March 31, 2003. In August 2003, the Company entered into a sublease agreement for a portion of its former sales office, which expires in March 2006.

     The Company had equipment under capital leases with a cost of $3,173,000 and $6,458,000, and accumulated amortization of $2,841,000 and $4,799,000 at March 31, 2004 and December 31, 2002, respectively. The lease terms range from three to five years. The deferred gain on sale-leaseback capital lease obligations was $7,000 and $31,000 as of March 31, 2004 and December 31, 2002, respectively, which is being recognized as an offset to amortization expense over the useful life of the asset. The related assets collateralize the capital lease obligations.

     At March 31, 2004, the Company’s minimum commitments under non-cancelable operating and capital leases are as follows:

			Net Operating
	Operating	Sublease	Leases
Year Ending March 31,	Leases	Income	Commitments	Capital Leases
2005	$1,601,000	$59,000	$1,542,000	$601,000
2006	1,662,000	60,000	1,602,000	5,000
2007	1,452,000	—	1,452,000	5,000
2008	1,486,000	—	1,486,000	5,000
2009	1,554,000	—	1,554,000	—
Thereafter	2,175,000	—	2,175,000	—

Total minimum lease payments	$9,930,000	$119,000	$9,811,000	616,000

Less amount representing interest				21,000

Net present value				595,000
Less current portion				582,000

Long-term portion				$13,000

     In September 2000, the DOE awarded the Company $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award is to be distributed during the project period September 28, 2000 through July 1, 2005. The program is estimated to cost $23.0 million over the five years, which would require the Company to provide approximately $13.0 million of its own R&D expenditures. The Company billed the DOE under this agreement $9.0 million through March 31, 2004. The Company’s remaining funding under this program is approximately $1.0 million as of March 31, 2004 which would require the Company to provide at least $3.3 million of its own R&D expenditures. In June 2001, the Company was awarded a $3.0 million grant from the DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million over a three-year period, which would require the Company to provide approximately $2.5 million of its own R&D expenditures. The Company billed the DOE under this agreement $1.0 million through March 31, 2004. The Company’s

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining funding under this program is approximately $2.0 million as of March 31, 2004 which would require the Company to provide at least $1.6 million of its own R&D expenditures. The Company accounts for grant distributions as offsets to R&D expenses. Total offsets to R&D expenses such as the DOE awards amounted to $1.5 million, $1.7 million, $5.6 million and $2.1 million for the year ended March 31, 2004, three months ended March 31, 2003, year ended December 31, 2002 and 2001, respectively.

     The Company has certain Supply and Distribution Agreements and certain ASP agreements that upon termination under specified conditions require the Company to repurchase certain portions of their parts inventories. Management believes the amounts of such parts inventories are currently not significant. It is possible, however, that in the future conditions could occur that would require such repurchases. These repurchases could result in higher prices for the repurchased parts inventory than would otherwise be required to secure such quantities or could result in excess quantities of some inventory. In addition, certain ASP agreements require the Company to provide service to the customers of the ASP upon termination of the ASP agreement, under specified conditions, until such time that the Company can identify and transfer the obligation to a new ASP. Since the Company does not have control over the terms of such third party service agreements, it may be exposed to significant risks and expenses that cannot adequately be quantified. To date these conditions have never arisen, however any significant exposure from such third party service agreements in the future could have a material adverse effect on the Company’s results of operations and financial position.

     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court.

     A demand for arbitration has been filed by a party in March 2004 that conducts business with the Company, claiming damages for breach of contract in excess of $10 million. The Company intends to vigorously defend against this action. As with any such action, the ultimate outcome is uncertain.

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

     The Company has a deferred compensation plan providing eligible executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The balance of participant deferrals and earnings thereon was $164,000 and $196,000 at March 31, 2004 and December 31, 2002, which is included in Other Long-Term Liabilities. The participant deferrals earn interest at prime interest rate set by Wells Fargo Bank plus 1% per year.

10.	Related Party Transactions

     Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Vice-President and Chief Financial Officer of Alliant Energy Corporation. He is also President of Interstate Power and Light Company, a subsidiary of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. Sales to Alliant Energy Resources, Inc. were approximately $25,000, $-0-, $1.5 million and $1.9 million for the year ended March 31, 2004, three months ended March 31, 2003, years ended December 31, 2002 and 2001, respectively.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC Power Division (see Note 7). Sales to UTC’s affiliated companies were approximately $1,044,000, $11,000 and $332,000 for the year ended March 31, 2004, three months ended March 31, 2003 and year ended December 31, 2002, respectively. Related accounts receivable were $467,000 at March 31, 2004 and $29,000 at December 31, 2002. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the DOE awards. UTRC is the research & development branch of UTC. UTRC billed the Company $450,000 under this subcontract for the year ended March 31, 2004, of which $81,000 was unpaid at March 31, 2004.

     In October 2002, the Company entered into a Transition Agreement and Mutual Release with its then President and Chief Executive Officer. On February 27, 2003, the Board accepted his resignation as President and Chief Executive Officer and a member of the Board. He continued as an employee and a senior advisor to the Company through May 6, 2003. Under the transition agreement, he continued to receive his monthly salary for six months through May 6, 2003, which totaled approximately $185,000, he received incentive consideration of $100,000 upon executing a Supplemental Release and he received approximately $185,000, payable in equal installments, less applicable withholding taxes, during the twelve-month period following his separation as an employee. In May 2003, the Company entered into a consulting agreement with him, which provides payment of $5,921 monthly in arrears for 38 months through June 2006. His payment will be reduced by 50% if he engages in any full-time employment. His stock options will also continue to vest through June 2006. Accordingly, non-employee stock-based compensation pertaining to this modification is re-measured and recorded at each vesting period of $85,000 for the year ended March 31, 2004.

     During the year ended December 31, 2002, the Company paid consulting fees of $225,000 to its former Chief Operating Officer.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Capstone had no changes in independent auditors during the fiscal years ended March 31, 2004 and December 31, 2002.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective, as of March 31, 2004, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

     The information required by this Item 10 is incorporated by reference from Capstone’s definitive proxy statement for its 2004 annual meeting of stockholders, scheduled to be held on September 10, 2004.

Item 11.	Executive Compensation.

     The information required by this Item 11 is incorporated by reference from Capstone’s definitive proxy statement for its 2004 annual meeting of stockholders, scheduled to be held on September 10, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item 12 is incorporated by reference from Capstone’s definitive proxy statement for its 2004 annual meeting of stockholders, scheduled to be held on September 10, 2004.

Item 13.	Certain Relationships and Related Transactions.

     The information required by this Item 13 is incorporated by reference from Capstone’s definitive proxy statement for its 2004 annual meeting of stockholders, scheduled to be held on September 10, 2004.

Item 14.	Principal Accountant Fees and Services.

     The information required by this Item 14 is incorporated by reference from Capstone’s definitive proxy statement for its 2004 annual meeting of stockholders, scheduled to be held on September 10, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         1. Index to Financial Statements.

Page
Capstone Turbine Corporation	Reference
Report of Independent Registered Public Accounting Firm	28
Consolidated Financial Statements:
Consolidated Balance Sheets	29
Consolidated Statements of Operations	30
Consolidated Statements of Stockholders’ Equity	31
Consolidated Statements of Cash Flows	32
Notes to Consolidated Financial Statements	33

2. Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts	51

        3. Index to Exhibits.

Exhibit
Number	Description
3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.
3.2(10)	Fifth Amended and Restated Bylaws of Capstone Turbine.
4.1(2)	Specimen stock certificate.
9.1(2)	Investor Rights Agreement.
9.2(2)	Amendment No. 1 to Investors Rights Agreement.
9.3(3)	Amendment No. 2 to Investors Rights Agreement.
9.4(3)	Amendment No. 3 to Investors Rights Agreement.
10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.
10.2(2)	1993 Incentive Stock Option Plan.
10.3(2)	Employee Stock Purchase Plan.
10.4(1)	Amended and Restated 2000 Equity Incentive Plan
10.5(4)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.
10.6(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.
10.7(6)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.
10.8(6)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.
10.9(5)	Deferred Compensation Plan of Capstone Turbine
10.10(7)	Executive Incentive Compensation Plan
10.11 (7)	Change of Control Severance Plan
10.12 (8)	Transition Agreement and Mutual Release between Dr. Ake Almgren and Capstone Turbine Corporation dated October 31, 2002 and February 26, 2003
10.13(8)	The Interim CEO Network Agreement between Emily Liggett and ICN dated November 21, 2002
10.14(9)	Severance Pay Plan and First Amendment to the Severance Pay Plan
10.15(11)	Code of Business Conduct
10.16(11)	Code of Ethics for Senior Financial Officers and Chief Executive Officer
21.1(1)	List of Subsidiaries of Registrant.
23.1(1)	Consent of Deloitte & Touche LLP.
24.1(1)	Power of Attorney (included in the signature page of this Form 10-K).
31.1 (1)	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2 (1)	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO and CFO.

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-48524).

(4)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000.

(5)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390).

(6)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957).

(7)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15957).

(8)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15957).

(9)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-15957).

(10)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 001-15957).

(11)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

(b)	Reports on Form 8-K.

     On February 5, 2004, the Company filed a Report on Form 8-K, furnishing under Item 12 a February 5, 2004 press release announcing its financial results for the quarter ended December 31, 2003.

     On January 7, 2004, the Company filed a report on Form 8-K, furnishing under Item 9 a January 7, 2004 press release announcing that it was in the final stages of development of its C200 microturbine and plans to begin beta testing of the new product in the first quarter of the fiscal year.

     Such press releases are not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2004.

CAPSTONE TURBINE CORPORATION
By:	/s/ KAREN CLARK
Karen Clark
Senior Vice President, Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute John Tucker and Karen Clark, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of June, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ JOHN TUCKER John Tucker	Chief Executive Officer and Director (Principal Executive Officer)
/s/ KAREN CLARK Karen Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ELIOT PROTSCH Eliot Protsch	Chairman of the Board of Directors
/s/ CARMINE F. BOSCO Carmine F. Bosco	Director
/s/ RICHARD DONNELLY Richard Donnelly	Director
/s/ JOHN JAGGERS John Jaggers	Director
/s/ ERIC YOUNG Eric Young	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Capstone Turbine Corporation:

     We have audited the financial statements of Capstone Turbine Corporation as of March 31, 2004 and December 31, 2002, and for the three months ended March 31, 2003 and each of the years ended March 31, 2004, December 31, 2002 and 2001, and have issued our report thereon dated June 14, 2004; such financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Capstone Turbine Corporation listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California
June 14, 2004

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	from	at End
	of Year	Operations	Reserve	of Year
Allowance for doubtful accounts and sales returns:
December 31, 2001	$85,000	$160,000	$82,000	$163,000
December 31, 2002	$163,000	$215,000	$184,000	$194,000
March 31, 2003	$194,000	$220,000	$—	$414,000
March 31, 2004	$414,000	$280,000	$215,000	$479,000