Form 10-Q
period 2004-06-30
CAPSTONE TURBINE CORP
filed 2004-08-09
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

     The number of outstanding shares of the registrant’s common stock as of July 23, 2004 was 84,733,385.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2004	2004
Assets
Current Assets:
Cash and cash equivalents	$95,628,000	$102,380,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $696,000 at June 30, 2004 and $479,000 at March 31, 2004	1,534,000	4,170,000
Inventory	7,902,000	7,893,000
Prepaid expenses and other current assets	791,000	1,099,000

Total current assets	105,855,000	115,542,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	20,738,000	20,877,000
Leasehold improvements	8,501,000	8,499,000
Molds and tooling	4,360,000	4,363,000

	33,599,000	33,739,000
Less accumulated depreciation and amortization	19,695,000	18,718,000

Total equipment and leasehold improvements, net	13,904,000	15,021,000

Non-Current Portion of Inventory	3,574,000	3,936,000
Intangible Asset, net	1,627,000	1,694,000
Other Assets	352,000	352,000

Total	$125,312,000	$136,545,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$3,220,000	$2,790,000
Accrued salaries and wages	1,553,000	1,664,000
Other accrued liabilities	1,603,000	2,043,000
Accrued warranty reserve	11,316,000	11,695,000
Deferred revenue	1,059,000	1,166,000
Current portion of capital lease obligations	358,000	582,000

Total current liabilities	19,109,000	19,940,000

Long-Term Portion of Capital Lease Obligations	—	13,000
Other Long-Term Liabilities	1,003,000	1,149,000
Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 85,278,839 shares issued and 84,727,631 shares outstanding at June 30, 2004; 85,025,817 shares issued and 84,474,609 shares outstanding at March 31, 2004	85,000	85,000
Additional paid-in capital	530,649,000	530,394,000
Accumulated deficit	(424,554,000)	(414,020,000)
Less: Deferred stock compensation	(467,000)	(503,000)
Less treasury stock, at cost; 551,208 shares	(513,000)	(513,000)

Total shareholders’ equity	105,200,000	115,443,000

Total	$125,312,000	$136,545,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues	$2,955,000	$4,132,000
Cost of Goods Sold	5,090,000	6,739,000

Gross Loss	(2,135,000)	(2,607,000)
Operating Costs and Expenses:
Research and development	3,414,000	2,450,000
Selling, general and administrative	5,208,000	4,676,000

Total operating costs and expenses	8,622,000	7,126,000

Loss from Operations	(10,757,000)	(9,733,000)
Interest Income	244,000	400,000
Interest Expense	(20,000)	(64,000)
Other Income	1,000	(1,000)

Loss Before Income Taxes	(10,532,000)	(9,398,000)
Provision for Income Taxes	2,000	—

Net Loss	$(10,534,000)	$(9,398,000)

Weighted Average Common Shares Outstanding	84,239,797	81,231,192

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.13)	$(0.12)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(10,534,000)	$(9,398,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,353,000	1,628,000
Provision for doubtful accounts and sales returns	217,000	314,000
Inventory write-down	49,000	(76,000)
Provision for warranty expenses	697,000	1,056,000
Loss on disposal of equipment	30,000	188,000
Non-employee stock compensation	24,000	3,000
Employee deferred stock-based compensation	36,000	—
Employee and director stock compensation	5,000	193,000
Changes in operating assets and liabilities:
Accounts receivable	2,419,000	451,000
Inventory	304,000	2,163,000
Prepaid expenses and other current assets	308,000	(1,143,000)
Accounts payable	430,000	(481,000)
Accrued salaries, wages and severance	(209,000)	147,000
Other accrued liabilities	(488,000)	330,000
Accrued warranty reserve	(1,076,000)	(928,000)
Deferred revenue	(107,000)	(1,000)

Net cash used in operating activities	(6,542,000)	(5,554,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on fixed assets	(203,000)	(290,000)
Proceeds from disposal of fixed assets	1,000	26,000

Net cash used in investing activities	(202,000)	(264,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(234,000)	(375,000)
Exercise of stock options and employee stock purchases	226,000	70,000
Purchase of treasury stock	—	(92,000)

Net cash used in financing activities	(8,000)	(397,000)

Net Decrease in Cash and Cash Equivalents	(6,752,000)	(6,215,000)
Cash and Cash Equivalents, Beginning of Period	102,380,000	132,584,000

Cash and Cash Equivalents, End of Period	$95,628,000	$126,369,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$20,000	$64,000
Income taxes	$2,000	$—

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

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (“Fiscal 2004”).

3. Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consists of the following:

	June 30,	March 31,
	2004	2004
Raw materials	$7,829,000	$7,899,000
Work in process	2,580,000	2,570,000
Finished goods	1,067,000	1,360,000

Total	11,476,000	11,829,000
Less non-current portion	3,574,000	3,936,000

Current portion	$7,902,000	$7,893,000

     The non-current portion of inventory represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.

4. Intangible Asset

     The Company’s sole intangible asset is a manufacturing license as follows:

Gross carrying amount	$3,663,000
Accumulated amortization and impairment loss	(1,969,000)

Balance, March 31, 2004	1,694,000
Amortization for the three months ended June 30, 2004	(67,000)

Balance, June 30, 2004	$1,627,000

     This intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. Related amortization expense for the three months ended June 30, 2004 and 2003 was $67,000 and $68,000, respectively. The manufacturing license is scheduled to be fully amortized by fiscal year 2011 with corresponding amortization estimated to be $200,000 for the

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

remainder of the year ending March 31, 2005 (“Fiscal 2005”), $267,000 for each of the fiscal years 2006, 2007, 2008 and 2009, and $359,000 for fiscal years thereafter.

5. Stock-Based Compensation

     The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company accounts for equity instruments issued to other than employees using the fair value at the date of grant as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock option grants:

In Thousands (except per share amounts)	Three Months Ended June 30,
	2004	2003
Net loss, as reported	$(10,534)	$(9,398)
Add: Stock-based employee and director compensation included in reported net loss	41	193
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(990)	(1,755)

Pro forma net loss	$(11,483)	$(10,960)

Net loss per share – Basic and Diluted:
As reported	$(0.13)	$(0.12)
Pro forma	$(0.14)	$(0.13)

     During the years ended December 31, 1999 and 2000, the Company granted options at less than the fair value of its common stock, which were fully amortized as of June 30, 2004. In addition, in Fiscal 2004, the Company issued shares of restricted common stock at less than the fair value of its common stock. Accordingly, the Company recorded employee and director stock-based compensation expense based on the vesting of these issuances as follows:

	Three Months Ended
	June 30,
	2004	2003
Cost of goods sold	$—	$16,000
Research and development	3,000	57,000
Selling, general and administrative	38,000	120,000

Total	$41,000	$193,000

     As of June 30, 2004, the Company had $467,000 in deferred stock compensation related to restricted stock, which will be amortized through fiscal year 2008.

6. Accrued Warranty Reserve

     The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of the sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to three years. Factors that affect the Company’s warranty obligation include product failure rates and costs of repair or replacement in correcting product failures. The Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities and makes adjustments quarterly, if necessary.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Changes in accrued warranty reserve during the three months ended June 30, 2004 were as follows:

Balance, March 31, 2004	$11,695,000
Warranty provision relating to products shipped during the period	561,000
Deductions for warranty payments	(1,076,000)
Changes for accruals related to preexisting warranties or reliability repair programs	136,000

Balance, June 30, 2004	$11,316,000

7. Commitments and Contingencies

     As of June 30, 2004, the Company had firm commitments to purchase inventories of approximately $8.4 million.

     The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through fiscal year 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent” which is included in Other Long-term Liabilities. Deferred rent amounted to $641,000 and $636,000 as of June 30, 2004 and March 31, 2004, respectively. Also included in Other Long-term liabilities was an accrual of $287,000 and $339,000 as of June 30, 2004 and March 31, 2004, respectively, for the expected loss on sub-lease of an office space previously occupied by the Company’s wholly owned subsidiary. The change in the accrual was due to lease payments, net of sub-lease income.

     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved in 2003 a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the proposed settlement which included the participation of a substantial number of other defendants and the consent of the Company’s insurers. The proposed settlement is subject to a hearing on fairness and approval by the Court. No date has been set for the hearing.

     In March 2004, a demand for arbitration was filed by a party that conducts business with the Company, claiming damages for breach of contract in excess of $10 million. The Company intends to vigorously defend against this action. As with any such action, the ultimate outcome is uncertain.

8. Related Party Transactions

     Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. Sales to Alliant Energy Resources, Inc. in the quarter ended June 30, 2004 and June 30, 2003 were $-0- and $25,000, respectively.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     In October 2002, the Company entered into a strategic alliance with United Technologies Corporation (“UTC”), holder of less than 5% of the Company’s common stock, through its UTC Power Division. Sales to UTC’s affiliated companies were approximately $137,000 and $284,000 for the three months ended June 30, 2004 and 2003, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the US Department of Energy (“DOE”) awards. UTRC is the research & development branch of UTC. There were no billings to the Company under this subcontract for the three months ended June 30, 2004.

9. Net Loss Per Common Share

     Basic loss per share of common stock is computed using the weighted-average number of shares of common stock outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at June 30, 2004 and 2003 were 7,920,000 and 9,839,000, respectively. As of June 30, 2004, 396,000 shares of restricted common stock are contingently returnable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this Quarterly Report and within the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. When used in this Quarterly Report, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under “Business Risks” in Item 5 of Part II of this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

Critical Accounting Policies and Estimates

     The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2004.

•	Impairment of long-lived assets, including intangible assets;

•	Inventory write-downs and classification of inventory;

•	Estimates of warranty obligations;

•	Sales returns and allowances;

•	Allowance for doubtful accounts;

•	Deferred tax assets; and

•	Loss contingencies.

Overview

     We develop, manufacture and market microturbines for use in stationary distributed power generation applications such as combined heat and power (“CHP”), combined cooling heat and power (“CCHP”), resource recovery, power quality and reliability and in non-stationary applications such as hybrid electric vehicles. Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We expect our microturbines to provide both the commercial power generation industry and hybrid electric vehicles with clean, multifunctional, and scalable distributed power sources. The microturbines are sold primarily through our distributors. Our Authorized Service Companies (“ASCs”) provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability of the distributors to sell into appropriate applications, and quality installations and support by ASCs.

     The market for our products is highly competitive and is changing rapidly. Our microturbines compete with existing technologies, such as the utility grid and reciprocating engines, and may also compete with emerging distributed generation technologies, including solar power, wind powered systems, fuel cells and other microturbines. Additionally, many of our distributed generation competitors are well-established firms that derive advantages from production economies of scale and have a worldwide presence and greater resources, which they can devote to product development or promotion.

     We began commercial sales of our Model C30 products in 1998. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. To date, we have sold more than 2,800 commercial units. At the end of Fiscal 2004, we adopted a new strategic plan for Fiscal 2005 and the fiscal years ending March 31, 2006 and 2007. We expect that our existing product platforms, the Model C30 and Model C60, will be our major product lines through our three-year strategic planning period.

     The key areas of our three-year strategic plan commencing in Fiscal 2005 and our progress in each area appear below. Each key area is used by management as a performance indicator of progress toward achieving the goals of the strategic plan and to evaluate and manage the Company’s business.

1.	Focus on vertical markets – Within the distributed generation markets that we serve, we are focusing on vertical markets that we identified as having the greatest near-term potential. In each of the markets that we serve — CHP, CCHP, resource recovery, power reliability and remote power — we have identified specific targeted vertical market segments. Within each of these select markets, we have identified the critical factors to penetrating these markets and have built our plans around these actions.

     During the first quarter of Fiscal 2005, we booked orders for 5.3 megawatts and shipped 2.7 megawatts of products. As of June 30, 2004, we had eight megawatts in backlog. About 90% of our actual product shipments in the first quarter of Fiscal 2005 were to target markets; 42% for use in CHP applications, 37% for use in resource recovery applications and 9% for use in CCHP applications.

2.	Sales and Distribution Channel – The previous sales strategy of selling large volumes of product through distributors did not meet our expectations and some distributors refocused their efforts on opportunities other than microturbines. As a result, several end users began working directly with us. Our strategic plan calls for building our direct sales channel for select vertical markets to augment sales channel efforts in the Americas. We expect that our distributors will continue to provide a majority of our business. We will continue to develop and strengthen key distributors, while moving other distributors into dealer or manufacturer’s representative-type arrangements. This may require the termination of some existing agreements to the extent permitted by the applicable contracts and entering into new agreements. Additionally, we will add new distributors and representatives who are experienced in our target markets. We believe that this combined approach can leverage the best of what our distributors and Capstone have to bring to our customers and will make us more responsive to customers’ needs.

     Since March 31, 2004, we have terminated several distributors. About 92% of our product revenues in the first quarter of Fiscal 2005 were generated by our active distributors. We are in the process of negotiating with several potential new distributors and dealers in key focused markets.

3.	Geographies – The Americas have been, and we expect will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. Japan is our second largest market based on installed units, but we expect that growth in Japan will be moderate. We have several capable distributors in Japan and we will continue to rely on their ability to develop the market, obtain sales and service the installed base. During the next three years, we believe that Europe will offer significant opportunities. In particular, we expect the resource recovery market to expand based on a number of European Union directives regarding environmental projects. We expect to expand our distribution in Europe to capture those opportunities and are in the process of establishing a direct European sales presence. Africa, the Middle East and Asia represent opportunities that we will pursue on a project-by-project basis where they complement our strategic direction.

     In the first quarter of Fiscal 2005, we assigned one of our Vice Presidents to lead the sales efforts and establish an office in Europe. We also added a Vice President for Asia and the Pacific Rim. In the first quarter of Fiscal 2005, slightly more than one-third of the orders booked were for shipment to Europe. In the last two years, sales to Europe represented less than 15% of our total sales.

4.	Service – We will implement a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. We will expand our direct service presence in California and the Northeast and establish a spare parts distribution center to allow easier access to parts on the East coast. We intend to strengthen our relationship with those distributors who have demonstrated their service capabilities by continuing to work together to develop the market for our microturbines. We expect to terminate our service relationships with those distributors who have not developed their capabilities to support our products. Other priorities for improving our service worldwide include establishing a European parts distribution center in support of our sales presence in the region. Further, we plan to add field service engineers in the U.S., Europe and Japan to support the growth opportunities identified in the strategic planning process.

     In conjunction with the termination of several distributors, we have similarly reduced the number of ASCs. We are focusing on developing our relationships with those distributors and service providers who are demonstrating their capabilities to support our products and end users.

5.	Product Robustness and Life Cycle Maintenance Costs – Customers expect high performance and competitive total cost of ownership. To address those needs, we must continually ensure a high level of performance. Performance is affected not only by the microturbine, but also by the proper application design and installation, and the quality of ongoing service. We have established a team to enhance the robustness of both our Model C30 and Model C60 products. The objective of this team is to meet, and then exceed, an average of 8,000 hours mean-time-between-failures for our microturbines. We expect that this robustness improvement effort and our rationalization of the distribution channel will have a positive impact on the overall system performance. Additionally, through our new direct sales and service actions and the installation and service work of the ASCs, we aim to improve our end users’ experience with our microturbine systems. Combined, these efforts, if successful, will in turn lower our warranty and other support costs. To further provide us with the ability to evaluate microturbine performance in the field, we are developing a “real-time” remote monitoring and diagnostic feature. This feature will allow us to monitor installed units instantaneously and collect operating data on a continual basis. We intend to use this information to anticipate and quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement. We expect this feature to be very important to allowing us to better serve our customers.

     In the first quarter of Fiscal 2005, we accomplished our initial target of 8,000 hours (average across all products) predicted mean-time-between-failures for products that we are manufacturing currently. Also, we installed our first prototype real time monitoring and diagnostic feature in a system and are beginning to evaluate its performance.

6.	New product development – Our new product development is targeted specifically to meet the needs of our selected vertical markets. We are deferring other product development activities which are not directly linked to our three-year strategy. Our product development efforts will be centered on enhancing the features of the C30 and C60 products.

     Our most recent significant research and development (“R&D”) activity has been the C200 microturbine — a 200-kilowatt, higher efficiency product. Since 2000, we have been working with the DOE under a Cooperative Agreement on the “Advanced Microturbine System” concept behind the C200 product and have been billing the DOE for a portion of the associated development efforts. We billed the DOE $0.1 million under this cost-sharing program during the first quarter of Fiscal 2005. Although still early in its testing timeline, our first beta unit is performing very well from a mechanical and electrical perspective. We are making a few minor adjustments to the mechanical configuration to enhance the unit’s overall performance. The commercial launch for this product will be determined following the results of that testing.

7.	Cost and Core Competencies – Improving overall product cost is an important element of the strategic plan. The planning process identified opportunities for improvement through focusing on core competencies. We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have capabilities to add value. In conjunction with these changes, we have also identified a number of supply chain driven component cost reduction actions.

     In July 2004, we hired a Director of Supply Chain Management to lead the execution on our strategy to reduce product cost.

Results of Operations

Three Months Ended June 30, 2004 and 2003

     Revenues. Revenues for the first quarter of Fiscal 2005 decreased $1.1 million to $3.0 million from $4.1 million for the same period last year. Revenues from product shipments decreased $1.2 million to $2.3 million during the current period from $3.5 million in the prior year. Shipments during the current period were 2.7 megawatts compared with 4.7 megawatts in the prior period. Revenues from accessories, parts and service for the quarter of $0.7 million were similar to sales realized a year ago. Last year’s first quarter sales represented 40% of the total product shipments and nearly a third of the total revenues in the year. We expect that sales in Fiscal 2005 to exceed sales of Fiscal 2004.

     One customer accounted for approximately 15% of revenues for the first quarter of Fiscal 2005. Four customers accounted for approximately 65% of revenues for the same quarter a year ago. Each of these customers accounted for 10% or more of revenues.

     Gross Loss. We had a gross loss of $2.1 million for the first quarter of Fiscal 2005, compared with $2.6 million for the same period last year. The higher gross loss last year compared with current quarter was primarily due to allowance for sales returns of $0.4 million last year.

     We had previously fully written-down inventories of recuperator cores and have started using some of these cores in production, which also reduced our gross loss. We used an amount of these cores valued at $157,000 and $22,000 during the three months ended June 30, 2004 and 2003, respectively.

     We expect to continue to incur gross losses until we are able to increase our contribution margins through higher sales volumes and per unit margins and lower warranty and direct materials costs and lower our manufacturing costs through efforts such as outsourcing non-core functions.

     R&D Expenses. R&D expenses for the first quarter of Fiscal 2005 increased $0.9 million to $3.4 million from $2.5 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE funding. There were approximately $0.1 million of such benefits this quarter, which was the same as a year ago. The increase in spending is primarily the result of our C200 development efforts as well as higher personnel costs associated with our ongoing product robustness and enhancements efforts.

     Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the first quarter of Fiscal 2005 increased $0.5 million to $5.2 million from $4.7 million for the same period last year. The increase resulted primarily from a bad debt provision of $0.2 million in the current quarter. Additionally, spending increased in the current quarter compared with last year in areas such as recruitment and staffing for our quality department.

     Interest Income. Interest income for the first quarter of Fiscal 2005 decreased $0.2 million to $0.2 million from $0.4 million for the same period last year. The decrease was primarily attributable to lower cash balances. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized above. We believe that our current cash balance is sufficient to fund operating losses and our currently projected commitments until we become cash flow positive. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

     Overall cash usage this quarter was $0.5 million higher than the same period a year ago. On a cash basis, excluding working capital, this quarter’s operating loss was $2 million higher than last year. This loss was offset by higher cash from working capital of $1 million, mainly from collection of $1.8 million receivable from the DOE. Financing activity was nominal this quarter compared with $0.4 million usage last year, primarily from repayment of capital lease obligations.

     Except for scheduled payments made during the first quarter of Fiscal 2005, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2004.

     We anticipate that our total cash usage for Fiscal 2005 will be slightly more than the $30.2 million used in Fiscal 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended March 31, 2004.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO have concluded that our disclosure controls and procedures were effective, as of June 30, 2004, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information

Business Risks

     This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pertaining to, among other things, our future results of operations, R&D activities, sales and cash flow expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, and general business, industry and economic conditions applicable to us. These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in our expectations except as required by law.

     Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. Our business could be harmed by any of these risks. The trading price of our common stock has and could continue to vary as a result of any of these risks, and investors may lose all or part of their investment. These factors are described in greater detail in our Annual Report on Form 10-K for the year ended March 31, 2004.

•	Our operating history is characterized by net losses, and we anticipate further losses and may never become profitable;

•	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our revenues and profitability;

•	We operate in a highly competitive market among competitors who have significantly greater resources than we have and we may not be able to compete effectively;

•	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our profitability will suffer;

•	We may not be able to retain or develop distributors or ASCs in our targeted markets, in which case our sales would not increase as expected;

•	Termination of certain distribution and ASC agreements may require us to repurchase parts inventory;

•	We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical, thereby affecting demand for our microturbines;

•	Utility companies or governmental entities could place barriers to our entry into the marketplace and we may not be able to effectively sell our product;

•	Product quality expectations may not be met causing slower market acceptance or warranty cost exposure;

•	We depend upon the development of new products and enhancements of existing products;

•	Operational restructuring may result in asset impairment or other unanticipated charges;

•	We may not achieve production cost reductions necessary to competitively price our product, which would impair our sales;

•	Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product;

•	Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our potential profitability;

•	Potential intellectual property, shareholder or other litigation as well as current litigation may adversely impact our business;

•	We may be unable to fund our future operating requirements, which could force us to curtail our operations;

•	We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our sales and profitability;

•	Our success depends in significant part upon the service of management and key employees;

•	Failure to comply with internal controls evaluation and attestation requirements could cause regulatory scrutiny or penalties as well as a drop in our stock price;

•	Our business is especially subject to the risk of earthquake; and

•	We face potentially significant fluctuations in operating results and the market price of our common stock is highly volatile and may change regardless of our operating performance.

Item 6. Exhibits and Reports on Form 8-K:

     (a) Index to Exhibits.

     The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation
3.2(1)	Amended and Restated Bylaws of Capstone Turbine Corporation
4.1(2)	Specimen stock certificate
31.1(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

     (b) Reports on Form 8-K.

     On June 3, 2004, the Company filed a Report on Form 8-K, furnishing under Item 12 a June 3, 2004 press release announcing its financial results for Fiscal 2004. Such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
Date: August 9, 2004	By:	/s/ KAREN CLARK
Karen Clark
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)