Form 10-Q
period 2004-09-30
CAPSTONE TURBINE CORP
filed 2004-11-09
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [   ]

     The number of outstanding shares of the registrant’s common stock as of September 30, 2004 was 84,734,500.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2004	2004
Assets
Current Assets:
Cash and cash equivalents	$86,433,000	$102,380,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $561,000 at September 30, 2004 and $479,000 at March 31, 2004	1,323,000	4,170,000
Inventory	9,795,000	7,893,000
Prepaid expenses and other current assets	1,115,000	1,099,000

Total current assets	98,666,000	115,542,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	19,019,000	20,877,000
Leasehold improvements	8,533,000	8,499,000
Molds and tooling	4,471,000	4,363,000

	32,023,000	33,739,000
Less accumulated depreciation and amortization	18,928,000	18,718,000

Total equipment and leasehold improvements, net	13,095,000	15,021,000

Non-Current Portion of Inventory	2,401,000	3,936,000
Intangible Asset, net	1,559,000	1,694,000
Other Assets	352,000	352,000

Total	$116,073,000	$136,545,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,552,000	$2,790,000
Accrued salaries and wages	1,271,000	1,664,000
Other accrued liabilities	1,982,000	2,043,000
Accrued warranty reserve	10,775,000	11,695,000
Deferred revenue	1,310,000	1,166,000
Current portion of notes payable and capital lease obligations	19,000	582,000

Total current liabilities	18,909,000	19,940,000

Long-Term Portion of Notes Payable and Capital Lease Obligations	74,000	13,000
Other Long-Term Liabilities	970,000	1,149,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 85,285,708 shares issued and 84,734,500 shares outstanding at September 30, 2004; 85,025,817 shares issued and 84,474,609 shares outstanding at March 31, 2004	85,000	85,000
Additional paid-in capital	530,679,000	530,394,000
Accumulated deficit	(433,701,000)	(414,020,000)
Less: Deferred stock compensation	(430,000)	(503,000)
Less: Treasury stock, at cost; 551,208 shares	(513,000)	(513,000)

Total stockholders’ equity	96,120,000	115,443,000

Total	$116,073,000	$136,545,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Six
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$3,925,000	$2,347,000	$6,880,000	$6,479,000
Cost of Goods Sold	5,625,000	4,551,000	10,715,000	11,290,000

Gross Loss	(1,700,000)	(2,204,000)	(3,835,000)	(4,811,000)
Operating Expenses:
Research and development	2,919,000	2,402,000	6,333,000	4,852,000
Selling, general and administrative	5,193,000	4,643,000	10,401,000	9,319,000

Total operating expenses	8,112,000	7,045,000	16,734,000	14,171,000

Loss from Operations	(9,812,000)	(9,249,000)	(20,569,000)	(18,982,000)
Interest Income	315,000	309,000	559,000	709,000
Interest Expense	(15,000)	(52,000)	(35,000)	(116,000)
Other Income (Expense)	365,000	—	366,000	(1,000)

Loss Before Income Taxes	(9,147,000)	(8,992,000)	(19,679,000)	(18,390,000)
Provision for Income Taxes	—	—	2,000	—

Net Loss	$(9,147,000)	$(8,992,000)	$(19,681,000)	$(18,390,000)

Weighted Average Common Shares Outstanding	84,358,761	81,788,427	84,299,279	81,511,505

Net Loss Per Share of Common Stock – Basic and Diluted	$(0.11)	$(0.11)	$(0.23)	$(0.23)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(19,681,000)	$(18,390,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,589,000	3,217,000
Provision for doubtful accounts and sales returns	81,000	336,000
Inventory write-down/(recovery)	(181,000)	(181,000)
Provision for warranty expenses	675,000	1,626,000
Loss on disposal of equipment	30,000	217,000
Non-employee stock compensation	53,000	24,000
Employee deferred stock-based compensation	73,000	13,000
Employee and director stock compensation	4,000	314,000
Changes in operating assets and liabilities:
Accounts receivable	2,766,000	664,000
Inventory	(186,000)	2,330,000
Prepaid expenses and other current assets	(16,000)	(752,000)
Accounts payable	762,000	(430,000)
Accrued salaries and wages and severance	(491,000)	(79,000)
Other accrued liabilities	(142,000)	179,000
Accrued warranty reserve	(1,595,000)	(2,087,000)
Deferred revenue	144,000	564,000

Net cash used in operating activities	(15,115,000)	(12,435,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on fixed assets	(472,000)	(679,000)
Proceeds from disposal of fixed assets	1,000	26,000

Net cash used in investing activities	(471,000)	(653,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(589,000)	(730,000)
Exercise of stock options and employee stock purchases	228,000	1,275,000
Acquisition of treasury stock	—	(92,000)

Net cash (used in)/provided by financing activities	(361,000)	453,000

Net Decrease in Cash and Cash Equivalents	(15,947,000)	(12,635,000)
Cash and Cash Equivalents, Beginning of Period	102,380,000	132,584,000

Cash and Cash Equivalents, End of Period	$86,433,000	$119,949,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$35,000	$116,000
Income taxes	$2,000	$—

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

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at March 31, 2004 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

     Certain reclassifications have been made to some prior year balances to conform to the current year’s presentation.

3. Customer Concentrations and Accounts Receivable

     One customer accounted for approximately 18% of revenues for the second quarter of Fiscal 2005. One customer accounted for approximately 16% of revenues for the same quarter a year ago. One customer accounted for approximately 18% of revenues for the six months ended September 30, 2004. Two customers accounted for approximately 31% of revenues for the same period a year ago. Each of those customers individually accounted for 10% or more of revenues. While the Company has individual customers who, in any period, may represent a significant portion of the Company’s business, overall, the Company is not dependent on any single customer or particular group of customers.

     As of September 30, 2004 the Company has no individual customers or groups of customers who represented a significant portion of accounts receivable.

4. Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consists of the following:

	September 30,	March 31,
	2004	2004
Raw materials	$8,386,000	$7,899,000
Work in process	2,886,000	2,570,000
Finished goods	924,000	1,360,000

Total	12,196,000	11,829,000
Less non-current portion	2,401,000	3,936,000

Current portion	$9,795,000	$7,893,000

     The non-current portion of inventory represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Intangible Asset

     The Company’s sole intangible asset is a manufacturing license as follows:

Gross carrying amount	$3,663,000
Accumulated amortization and impairment loss	(1,970,000)

Balance, March 31, 2004	1,693,000
Amortization for the six months ended September 30, 2004	(134,000)

Net	$1,559,000

     This intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. Related amortization expense for the three-month and six-month periods ended September 30, 2004 and 2003 was $67,000 and $134,000, respectively, compared with $68,000 and $134,000 for the same periods last year. The manufacturing license is scheduled to be fully amortized by fiscal year 2011 with corresponding amortization estimated to be $134,000 for the remainder of the year ending March 31, 2005 (“Fiscal 2005”), $267,000 for each of the fiscal years 2006, 2007, 2008 and 2009, and an aggregate amount of $357,000 for all fiscal years thereafter.

6. Stock-Based Compensation

     The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company accounts for equity instruments issued to other than employees using the fair value at the date of grant as prescribed by Statement of Financial Accounting Standards (SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock option grants:

	Three Months Ended		Six Months Ended
In Thousands (except per share amounts)	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(9,147)	$(8,992)	$(19,681)	$(18,390)
Add: Stock-based employee and director compensation included in reported net loss	37	134	77	327
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(960)	(1,150)	(1,949)	(2,905)

Pro forma net loss	$(10,070)	$(10,008)	$(21,553)	$(20,968)

Net loss per share – Basic and Diluted:
As reported	$(0.11)	$(0.11)	$(0.23)	$(0.23)
Pro forma	$(0.12)	$(0.12)	$(0.26)	$(0.26)

     During the years ended December 31, 1999 and 2000, the Company granted options at less than the fair value of its common stock which were fully amortized as of June 30, 2004. In addition, in Fiscal 2004, the Company issued shares of restricted common stock at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these issuances as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Cost of goods sold	$—	$14,000	$—	$30,000
Research and development	—	57,000	3,000	114,000
Selling, general and administrative	37,000	63,000	75,000	183,000

Total	$37,000	$134,000	$78,000	$327,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     As of September 30, 2004, the Company had $430,000 in deferred stock compensation related to restricted stock, which will be amortized through fiscal 2008.

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

     Changes in accrued warranty reserve during the six months ended September 30, 2004 are as follows:

Balance, March 31, 2004	$11,695,000
Warranty provision relating to products shipped during the period	1,407,000
Deduction for warranty payments	(1,595,000)
Changes for accruals related to preexisting warranties or reliability repairs programs	(732,000)

Balance, September 30, 2004	$10,775,000

8. Commitments and Contingencies

     As of September 30, 2004, the Company had firm commitments to purchase inventories of approximately $11,200,000.

     The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through fiscal year 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included in Other Long-term Liabilities. Deferred rent amounted to $645,000 and $636,000 as of September 30, 2004 and March 31, 2004, respectively. Also included in Other Long-term liabilities was an accrual of $247,000 and $339,000 as of September 30, 2004 and March 31, 2004, respectively, for the expected loss on sub-lease of an office space previously occupied by the Company’s wholly owned subsidiary. The change in the accrual was due to the lease payments, net of sub-lease income.

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

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The Company is a defendant in an arbitration related to a breach of contract, brought by a party that conducted business with the Company, claiming damages in excess of $10 million. The Company intends to vigorously defend against this action. As with any legal dispute, the ultimate outcome of this action is uncertain.

9. Related Party Transactions

     Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. He previously was President of Interstate Power and Light Company, a subsidiary of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. There were no sales to Alliant Energy Resources, Inc. for the six-month periods ended September 30, 2004 and 2003.

     In October 2002, the Company entered into a strategic alliance with United Technologies Corporation (“UTC”), holder of less than 5% of the Company’s common stock, through its UTC Power Division. Sales to UTC’s affiliated companies were approximately $717,000 and $61,000 for the three months ended September 30, 2004 and 2003, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the US Department of Energy (“DOE”) awards. UTRC is the research & development branch of UTC. There were no billings to the Company under this subcontract for the three and six months ended September 30, 2004 and 2003.

10. Net Loss Per Common Share

     Basic loss per share of common stock is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make them antidilutive. Outstanding stock options at September 30, 2004 and 2003 were 8,616,000 and 8,700,000, respectively. As of September 30, 2004, 365,000 shares of restricted common stock are contingently returnable.

11. Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed Statement of Financial Accounting Standards, "Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” The proposed statement addresses the accounting for share-based payment transactions with employees and other third parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report in Fiscal 2006. We have not yet determined the specific impact that the proposed statement will have on our financial statements.

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

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed Statement of Financial Accounting Standards, "Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” The proposed statement addresses the accounting for share-based payment transactions with employees and other third parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report in Fiscal 2006. We have not yet determined the specific impact that the proposed statement will have on our financial statements.

Overview

     We develop, manufacture and market microturbines for use in stationary distributed power generation applications such as combined heat and power (“CHP”), combined cooling heat and power (“CCHP”), resource recovery, power quality and reliability and in non-stationary applications such as hybrid electric vehicles. Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We expect our microturbines to provide both the commercial power generation industry and hybrid electric vehicles with clean, multifunctional, and scalable distributed power sources. The microturbines are sold primarily through our distributors. In Fiscal 2005, we began efforts to develop direct sales opportunities for our products, parts and services. Our Authorized Service Companies (“ASCs”) provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability of the distributors to sell into appropriate applications, and quality installations and support by ASCs.

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

     We began commercial sales of our Model C30 products in 1998. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. To date, we have sold more than 2,900 commercial units. At the end of Fiscal 2004, we adopted a new strategic plan for Fiscal 2005 and the fiscal years ending March 31, 2006 and 2007. We expect that our existing product platforms, the Model C30 and Model C60, will be our major product lines through our three-year strategic planning period.

     The key areas of our three-year strategic plan commencing in Fiscal 2005 and our progress in each area appear below. Each key area is used by management as a performance indicator of progress toward achieving the goals of the strategic plan and to evaluate and manage the Company’s business.

1.	Focus on vertical markets – Within the distributed generation markets that we serve, we are focusing on vertical markets that we identified as having the greatest near-term potential. In each of the markets that we serve — CHP, CCHP, resource recovery, power reliability and remote power — we have identified specific targeted vertical market segments. Within each of these markets, we have identified the critical factors to penetrating these markets and have built our plans around those factors.

During the second quarter of Fiscal 2005, we booked orders for 7.4 megawatts and shipped 4.1 megawatts of product. As of September 30, 2004, we had 11.3 megawatts in backlog. We anticipate shipping the majority of this backlog in the remainder of this fiscal year. About 95% of our actual product shipments in the second quarter of Fiscal 2005 were to target markets; 38% for use in CHP applications, 14% for use in resource recovery applications and 31% for use in CCHP applications. On a year-to-date basis through the first six months of Fiscal 2005, we recorded 12.8 megawatts of orders, an increase of 114% as compared with the orders for the first six months of last year. The vast majority, 90%, of the orders booked this year, are in our targeted markets

2.	Sales and Distribution Channel – The previous sales strategy of selling large volumes of product through distributors did not meet our expectations and some distributors refocused their efforts on opportunities other than microturbines. As a result, several end users began working directly with us. Our strategic plan calls for building our direct sales channel for select vertical markets to augment sales channel efforts in the Americas. We expect that our distributors will continue to provide a majority of our business. We are continuing to develop and strengthen key distributors, while moving other distributors into dealer or manufacturer’s representative-type arrangements. This has required the termination of some existing agreements to the extent permitted by the applicable contracts and entering into new agreements. Additionally, we will add new distributors and representatives who are experienced in our target markets. We believe that this combined approach can leverage the best of what our distributors and Capstone have to bring to our customers and will make us more responsive to customers’ needs.

Since March 31, 2004, we have terminated or served notice of termination or non-renewal to many of our distributors worldwide. Despite this significant change, about 93% of our product revenues in the second quarter of Fiscal 2005 and 91% year-to-date were generated by our active distributors. We recently entered into our first new direct sales agreement, reflecting our change in strategy to conduct business directly in certain areas of our target markets. We expect to access direct sales opportunities in the market both through our own sales force and sales representative relationships. We are also in the process of negotiating with several potential new distributors and dealers in key focused markets and expect to have our first dealer relationships in place during the third quarter.

3.	Geographies – The Americas have been, and we expect will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. Japan is our second largest market based on installed units, but we expect that growth in Japan will be moderate. We have several capable distributors in Japan and we will continue to rely on their ability to develop the market, obtain sales and service the installed base. During the next three years, we believe that Europe will offer significant opportunities. In particular, we expect the resource recovery market to expand based on a number of European Union directives regarding environmental projects. We have begun expanding our distribution in Europe in order to capture those opportunities and have established a direct European sales presence. Africa, the Middle East and Asia represent opportunities that we will pursue on a project-by-project basis where they complement our strategic direction.

In the second quarter of Fiscal 2005, we opened our field office in Japan and established our operating entity in Europe. As a result of our expanded international presence, we established a wholly owned subsidiary, Capstone Turbine International, Inc. We expect to conduct our international business primarily through this new entity. In the second quarter of Fiscal 2005, 29% of the orders booked were for shipment to Europe. In the last two years, sales to Europe represented less than 17% of our total sales.

4.	Service – We have begun executing our strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. We are expanding our direct service presence in California and expect to have a presence in the Northeast before year-end. We also plan to establish a spare parts distribution center in the Northeast to allow easier access to parts on the East coast. We have begun quoting offerings of direct service work in North America. In the second quarter, we expanded our international service support through the opening of our field office in Japan and established a field service presence in Europe.

We are also strengthening our relationship with those distributors and ASCs who have demonstrated their service capabilities by continuing to work together to develop the market for our microturbines. We have been terminating our service relationships with those distributors and ASCs who have not developed their capabilities to support our products.

Other priorities for improving our service worldwide include establishing a European parts distribution center and adding more field service engineers in the U.S., Europe and Japan to support the growth opportunities identified in the strategic planning process.

5.	Product Robustness and Life Cycle Maintenance Costs – Customers expect high performance and competitive total cost of ownership. To address those needs, we must continually ensure a high level of performance. Performance is affected not only by the microturbine, but also by the proper application design and installation, and the quality of ongoing service. We have established a team to enhance the robustness of both our Model C30 and Model C60 products. The objective of this team is to achieve our predicted mean-time-between-failures performance targets. We expect that this robustness improvement effort and our rationalization of the distribution channel will have a positive impact on the overall system performance. Additionally, through our new direct sales and service actions and the installation and service work of the ASCs, we aim to improve our end users’ experience with our microturbine systems. Combined, these efforts, if successful, will in turn lower our warranty and other support costs. To further provide us with the ability to evaluate microturbine performance in the field, we are developing a “real-time” remote monitoring and diagnostic feature. This feature will allow us to monitor installed units instantaneously and collect operating data on a continual basis. We intend to use this information to anticipate and quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement. We expect this feature to be very important to allowing us to better serve our customers.

In the first quarter of Fiscal 2005, we accomplished our predicted mean-time-between-failures target for products that we are manufacturing currently. Also, we installed our first prototype real time monitoring and diagnostic feature in a system and began to evaluate its performance. In the second quarter, we continued our efforts to enhance the robustness of our products. We expect this work to be ongoing at a high level of commitment through this fiscal year. This level of commitment has caused us to expand our spending for engineering and quality staffing.

As part of our product robustness initiative, we have developed our quality organization and have instituted more design, supply chain and manufacturing processes. As a result, both the quality organization and the enhanced processes have added to our base operating costs.

To further enhance the performance of units currently installed and those to be installed, we are expanding the training and certifications available to our service providers. We believe this additional education will result in improved applications, installations and operations of our units.

6.	New product development – Our new product development is targeted specifically to meet the needs of our selected vertical markets. We are deferring other product development activities which are not directly linked to our three-year strategy. Our product development efforts will be centered on enhancing the features of the C30 and C60 products.

While our primary development focus continues to be on enhancing the C30 and C60 products, our most recent significant new product platform development activity has been the C200 microturbine — a 200-kilowatt, higher efficiency product. Since 2000, we have been working with the DOE under a Cooperative Agreement on the “Advanced Microturbine System” concept behind the C200 product and have been billing the DOE for a portion of the associated development efforts. Although still undergoing testing, our first beta unit is performing very well. During the second quarter, we built additional beta units that are expected to be deployed in the third quarter. The commercial launch for this product will be determined following the results of beta testing.

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

We are actively engaged in identifying opportunities for outsourcing and developing strategic suppliers. While outsourcing activities may increase spending in the short-term for transitional costs, we expect these costs will be more than offset by benefits in the future.

As a result of our anticipated sales demand and changes made to our manufacturing processes over the last year, we believe we will need to reconfigure and/or expand our production facilities. While we have not yet fully developed these plans, we expect that, before fiscal year-end, we will incur additional costs (which are not currently quantifiable) for changes to our production facilities.

Results of Operations

Three Months Ended September 30, 2004 and 2003

     Revenues. Revenues for the second quarter of Fiscal 2005, which ended September 30, 2004, increased $1.6 million to $3.9 million from $2.3 million for the same period last year. Shipments during the current period were 4.1 megawatts compared with 1.9 megawatts in the prior period reflecting higher demand in the current period. Revenues from accessories, parts and service for the quarter of $0.9 million increased by $0.2 million from $0.7 million for the same period last year.

     One customer accounted for approximately 18% of revenues for the second quarter of Fiscal 2005. One customer accounted for approximately 16% of revenues for the same quarter a year ago.

     Gross Loss. We had a gross loss of $1.7 million for the second quarter of Fiscal 2005, compared with $2.2 million for the same period last year. The lower gross loss in the current period is the result of three primary differences. First, the higher sales in the current period yielded higher contribution margin. Second, in the current period, a benefit of $0.8 million was recorded due to a warranty accrual adjustment. And third, the warranty reserve reduction and higher sales contribution benefit were partially offset by higher labor costs for in the second quarter.

     We had previously fully written-down inventories of recuperator cores for which future use was uncertain and have since been able to use some of these cores in production, which also reduced our gross loss. This resulted in a reduction in cost of sales of $176,000 and $123,000 during the three months ended September 30, 2004 and 2003, respectively.

     We expect to continue to incur gross losses until we are able to increase our contribution margins through higher sales volumes and per unit margins and lower warranty and direct materials costs and lower our manufacturing costs through efforts such as outsourcing non-core functions.

     Research and Development Expenses. Research and Development (“R&D”) expenses for the second quarter of Fiscal 2005 increased $0.5 million to $2.9 million from $2.4 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs such as the DOE funding. There was $23,000 of such benefits this quarter, compared with $66,000 for the same period a year ago. The increase in spending is primarily the result of higher personnel costs associated with product robustness and enhancement efforts.

     Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the second quarter of Fiscal 2005 increased $0.5 million to $5.2 million from $4.7 million for the same period last year. Costs were higher this period for Sarbanes-Oxley compliance, staffing in the quality department and recruiting.

     Interest Income. Interest income for the second quarter of Fiscal 2005 was $0.3 million which was consistent with the same period last year. The roughly equivalent interest income resulted from lower cash balances this year as compared with the prior year, but this was offset by higher interest rates in the current period. We expect decreasing cash balances from our use of funds will continue which may diminish our interest income.

     Other Income. Other income for the second quarter of Fiscal 2005 was $0.4 million compared to none for the same period a year ago. The increase resulted from a legal settlement.

Six Months Ended September 30, 2004 and 2003

     Revenues. Revenues for the six months ended September 30, 2004 increased $0.4 million to $6.9 million from $6.5 million for the same period last year, reflecting increased demand across products, parts, accessories and service in the current year. Shipments during the six-month period were 6.8 megawatts compared with 6.6 megawatts during the same period last year. Revenues from accessories, parts and service for Fiscal 2005 of $1.6 million increased by $0.2 million from $1.4 million for the same period last year. We expect sales in Fiscal 2005 to exceed sales for Fiscal 2004.

     One customer accounted for approximately 18% of revenues for the six months ended September 30, 2004. Two customers accounted for approximately 31% of revenues for the same period a year ago. Each of these customers individually accounted for 10% or more of revenues.

     Gross Loss. We had a gross loss of $3.8 million for the six months ended September 30, 2004, compared with $4.8 million for the same period last year. The change in gross loss was largely attributable to a $0.8 million benefit due to a warranty accrual adjustment. Gross loss has also benefited by $0.3 million this year, as compared with $0.1 million last year as a result of using previously written down recupertor cores.

     R&D Expenses. R&D expenses for the six months ended September 30, 2004 increased $1.4 million to $6.3 million from $4.9 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $0.12 million for the six months ended September 30, 2004, compared with $0.1 million for the same period a year ago. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs. The increase in spending is primarily the result of higher personnel costs associated with product robustness and enhancement efforts.

     SG&A Expenses. SG&A expenses for the six months ended September 30, 2004 increased $1.1 million to $10.4 million from $9.3 million for the same period last year. Overall spending was higher in 2004 in areas such as Sarbanes-Oxley compliance, recruitment, consulting and staffing of our quality department.

     Interest Income. Interest income for the six months ended September 30, 2004 decreased $0.1 million to $0.6 million from $0.7 million for the same period last year. The decrease was primarily attributable to the lower cash balances and lower average interest rates during the current period. We expect decreasing cash balances from our use of funds will continue to diminish our interest income.

     Other Income. Other income was $0.4 million for the first six months of Fiscal 2005, compared to none for the same period a year ago. The increase resulted from a legal settlement.

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business and executing on the strategic changes summarized above. We believe that our current cash balance is sufficient to fund operating losses and our currently projected commitments until we become cash flow positive.

     We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

     Overall cash usage for Fiscal 2005 was $3.3 million higher than the same period a year ago. On a cash basis, excluding working capital, Fiscal 2005 operating loss was $3.3 million higher than last year. This increased cash usage has largely been the result of our focus on reliability and product robustness which has resulted in increased personnel, recruiting and related costs. This loss was offset by higher cash from working capital of $0.6 million, mainly from collections of $1.8 million receivable from the DOE in the current year.

Except for scheduled payments made during Fiscal 2005, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2004. The Company may incur costs in the current year to reconfigure and/or expand production facilities. However, since the plans are not fully developed, an estimate of such costs cannot be made at this time.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO have concluded that our disclosure controls and procedures were effective, as of September 30, 2004, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     No material changes have occurred in the legal proceedings disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended March 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of the Company was held on September 10, 2004.

(b)	All director stood for election and all nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

	Votes Cast
				Broker
	For	Against	Abstain	Non-Votes
Management Proposals:
Proposal to approve Capstone Turbine Corporation’s Amended And Restated 2000 Equity Inventive Plan as amended to Add 2,380,000 shares	23,071,155	9,546,271	-0-	31,846,750

Election of Directors:

Director	For	Withheld
Eliot Protsch	62,347,141	2,117,035
Carmine Bosco	58,637,967	4,826,209
Richard Donnelly	62,174,295	2,289,881
John Jaggers	59,510,370	4,953,806
Dennis Schiffel	62,368,915	2,095,261
John Tucker	62,355,473	2,108,703
Eric Young	62,076,900	2,387,276

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

•	Our operating history is characterized by net losses, and we anticipate further losses and may never become profitable;

•	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our revenues and profitability;

•	We operate in a highly competitive market among competitors who have significantly greater resources than we have and we may not be able to compete effectively;

•	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our profitability will suffer;

•	We may not be able to retain or develop distributors, dealers, sales representatives or ASCs in our targeted markets, in which case our sales would not increase as expected;

•	As we become more involved in direct sales and service, we may become exposed to additional business risks, including the risk of entering into contracts which ultimately prove to be unprofitable;

•	We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical, thereby affecting demand for our microturbines;

•	Utility companies or governmental entities could place barriers to our entry into the marketplace and we may not be able to effectively sell our product;

•	Product quality expectations may not be met causing slower market acceptance, higher warranty cost exposure and/or production constraints;

•	We depend upon the development of new products and enhancements of existing products;

•	Operational restructuring may result in asset impairment or other unanticipated charges;

•	We may not achieve production cost reductions necessary to competitively price our product, which would impair our sales;

•	Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product;

•	Some of the components of our products have risks of significant cost variability, either because they contain a high portion of commodity materials or are available only from a limited number of suppliers who can readily influence our costs. These risks could impact the costs we pay for components of our products.

•	Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our potential profitability;

•	Potential intellectual property, shareholder or other litigation as well as current litigation may adversely impact our business;

•	We may be unable to fund our future operating requirements, which could force us to curtail our operations;

•	We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our sales and profitability;

•	Our success depends in significant part upon the service of management and key employees;

•	Failure to comply with internal controls evaluation and attestation requirements could cause regulatory scrutiny or penalties as well as a drop in our stock price;

•	Our business is especially subject to the risk of earthquake; and

•	We face potentially significant fluctuations in operating results and the market price of our common stock is highly volatile and may change regardless of our operating performance.

     Item 6. Exhibits and Reports on Form 8-K:

     (a) Index to Exhibits.

     The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.
3.2(2)	Fifth Amended and Restated Bylaws of Capstone Turbine.
4.1(2)	Specimen stock certificate.
31.1 (1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
31.2 (1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
Date: November 9, 2004	By:	/s/ KAREN CLARK
Karen Clark
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)