Form 10-Q
period 2004-12-31
CAPSTONE TURBINE CORP
filed 2005-02-09
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

     The number of outstanding shares of the registrant’s common stock as of February 7, 2005 was 84,805,605.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2004	2004
Assets
Current Assets:
Cash and cash equivalents	$75,693,000	$102,380,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $520,000 at December 31, 2004 and $479,000 at March 31, 2004	1,980,000	4,170,000
Inventory	10,674,000	7,893,000
Prepaid expenses and other current assets	905,000	1,099,000

Total current assets	89,252,000	115,542,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	19,119,000	20,877,000
Leasehold improvements	8,534,000	8,499,000
Molds and tooling	4,503,000	4,363,000

	32,156,000	33,739,000
Less accumulated depreciation and amortization	19,860,000	18,718,000

Total equipment and leasehold improvements, net	12,296,000	15,021,000

Non-Current Portion of Inventory	3,260,000	3,936,000
Intangible Asset, net	1,493,000	1,694,000
Other Assets	352,000	352,000

Total	$106,653,000	$136,545,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,144,000	$2,790,000
Accrued salaries and wages	1,072,000	1,664,000
Other accrued liabilities	1,805,000	2,043,000
Accrued warranty reserve	10,613,000	11,695,000
Deferred revenue	1,392,000	1,166,000
Current portion of notes payable and capital lease obligations	19,000	582,000

Total current liabilities	19,045,000	19,940,000

Long-Term Portion of Notes Payable and Capital Lease Obligations	69,000	13,000

Other Long-Term Liabilities	989,000	1,149,000

Commitments and Contingencies	—	—

Stockholders’ Equity:

Preferred stock, $.001 par value;10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 85,356,813 shares issued and 84,805,605 shares outstanding at December 31, 2004; 85,025,817 shares issued and 84,474,609 shares outstanding at March 31, 2004	85,000	85,000
Additional paid-in capital	530,842,000	530,394,000
Accumulated deficit	(443,471,000)	(414,020,000)
Less: Deferred stock compensation	(393,000)	(503,000)
Less: Treasury stock, at cost; 551,208 shares	(513,000)	(513,000)

Total stockholders’ equity	86,550,000	115,443,000

Total	$106,653,000	$136,545,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$4,683,000	$3,251,000	$11,563,000	$9,730,000
Cost of Goods Sold	6,427,000	6,359,000	17,142,000	17,649,000

Gross Loss	(1,744,000)	(3,108,000)	(5,579,000)	(7,919,000)

Operating Expenses:
Research and development	2,793,000	3,034,000	9,126,000	7,886,000
Selling, general and administrative	5,612,000	5,688,000	16,013,000	15,007,000

Total operating expenses	8,405,000	8,722,000	25,139,000	22,893,000

Loss from Operations	(10,149,000)	(11,830,000)	(30,718,000)	(30,812,000)
Interest Income	378,000	302,000	937,000	1,011,000
Interest Expense	(2,000)	(38,000)	(37,000)	(154,000)
Other Income (Expense)	3,000	(1,000)	369,000	(2,000)

Loss Before Income Taxes	(9,770,000)	(11,567,000)	(29,449,000)	(29,957,000)
Provision for Income Taxes	—	—	2,000	—

Net Loss	$(9,770,000)	$(11,567,000)	$(29,451,000)	$(29,957,000)

Weighted Average Common Shares Outstanding	84,411,962	82,705,535	84,336,840	81,908,416

Net Loss Per Share of Common Stock – Basic and Diluted	$(0.12)	$(0.14)	$(0.35)	$(0.37)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(29,451,000)	$(29,957,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,586,000	4,747,000
Provision for doubtful accounts and sales returns	41,000	280,000
Inventory write-down	207,000	56,000
Provision for warranty expenses	957,000	3,454,000
Loss on disposal of equipment	30,000	243,000
Non-employee stock compensation	102,000	74,000
Employee and director stock compensation and deferred stock-based compensation	114,000	462,000
Director fees stock compensation	38,000	—
Changes in operating assets and liabilities:
Accounts receivable	2,149,000	1,062,000
Inventory	(2,312,000)	2,545,000
Prepaid expenses and other current assets	194,000	(378,000)
Accounts payable	1,354,000	126,000
Accrued salaries and wages and severance	(690,000)	227,000
Other accrued and long-term liabilities	(300,000)	705,000
Accrued warranty reserve	(2,039,000)	(3,386,000)
Deferred revenue	226,000	(176,000)

Net cash used in operating activities	(25,794,000)	(19,916,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on fixed assets	(605,000)	(1,111,000)
Proceeds from disposal of fixed assets	1,000	26,000

Net cash used in investing activities	(604,000)	(1,085,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(593,000)	(1,162,000)
Exercise of stock options and employee stock purchases	304,000	1,390,000
Acquisition of treasury stock	—	(92,000)

Net cash (used in)/provided by financing activities	(289,000)	136,000

Net Decrease in Cash and Cash Equivalents	(26,687,000)	(20,865,000)
Cash and Cash Equivalents, Beginning of Period	102,380,000	132,584,000

Cash and Cash Equivalents, End of Period	$75,693,000	$111,719,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$37,000	$154,000
Income taxes	$2,000	$—
In August, 2004 the Company entered into $94,000 in capital lease arrangements to finance the purchase of equipment.

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization

     Capstone Turbine Corporation (the “Company”) develops, manufactures and sells microturbine generator sets for use in on-site combined heat and power generation, resource recovery, and other power, heat and cooling applications in the markets for distributed power generation around the world. Additionally, the products can be used for hybrid electric vehicles. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

     The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs and expenses. To date, the Company has funded its activities primarily through private and public equity offerings.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at March 31, 2004 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. This form 10-Q refers to the year ended March 31, 2004 and the year ending March 31, 2005 as Fiscal 2004 and Fiscal 2005, respectively.

3. Customer Concentrations and Accounts Receivable

     Two customers accounted for approximately 40% of revenues for the third quarter ended December 31, 2004. Two customers accounted for approximately 39% of revenues for the same quarter last year. One customer accounted for approximately 13% of revenues for the nine months ended December 31, 2004. Two customers accounted for approximately 23% of revenues for the same period last year. Each of those customers individually accounted for 10% or more of revenues. While the Company has individual customers who, in any period, may represent a significant portion of the Company’s business, overall, the Company is not dependent on any single customer or particular group of customers.

     As of December 31, 2004 the Company has no individual customers or groups of customers who represented a significant portion of accounts receivable.

4. Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consists of the following:

	December 31,	March 31,
	2004	2004
Raw materials	$9,787,000	$7,899,000
Work in process	3,214,000	2,570,000
Finished goods	933,000	1,360,000

Total	13,934,000	11,829,000
Less non-current portion	3,260,000	3,936,000

Current portion	$10,674,000	$7,893,000

     The non-current portion of inventory represents that portion of the inventory in excess of amounts expected to be sold or used within the next twelve months.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Intangible Asset

     The Company’s sole intangible asset is a manufacturing license as follows:

Gross carrying amount	$3,663,000
Accumulated amortization and impairment loss	(1,969,000)

Balance, March 31, 2004	1,694,000
Amortization for the nine months ended December 31, 2004	(201,000)

Net	$1,493,000

     This intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. Related amortization expense for the three-month and nine-month periods ended December 31, 2004 was $67,000 and $201,000, respectively, compared with $67,000 and $201,000 for the same periods last year. The manufacturing license is scheduled to be fully amortized by fiscal year 2011 with corresponding amortization estimated to be $67,000 for the remainder of Fiscal 2005, $267,000 for each of the fiscal years 2006, 2007, 2008 and 2009, and an aggregate amount of $358,000 for all fiscal years thereafter.

6. Stock-Based Compensation

     The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. The Company accounts for equity instruments issued to other than employees using the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, Or Service”. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock option grants:

	Three Months Ended		Nine Months Ended
In Thousands (except per share amounts)	December 31,		December 31,
	2004	2003	2004	2003

Net loss, as reported	$(9,770)	$(11,567)	$(29,451)	$(29,957)
Add: Stock-based employee and director compensation included in reported net loss	37	135	114	462
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(915)	(1,270)	(2,864)	(4,175)

Pro forma net loss	$(10,648)	$(12,702)	$(32,201)	$(33,670)

Net loss per share – Basic and Diluted:
As reported	$(0.12)	$(0.14)	$(0.35)	$(0.37)
Pro forma	$(0.13)	$(0.15)	$(0.38)	$(0.41)

     During the years ended December 31, 1999 and 2000, the Company granted options with exercise prices less than the fair value of its common stock. The compensation cost recorded for these options was fully amortized as of June 30, 2004. In addition, in Fiscal 2004, the Company issued shares of restricted common stock at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these issuances as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Cost of goods sold	$—	$14,000	$—	$44,000
Research and development	—	53,000	3,000	167,000
Selling, general and administrative	37,000	68,000	111,000	251,000

Total	$37,000	$135,000	$114,000	$462,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     As of December 31, 2004, the Company had $393,000 in deferred stock compensation related to restricted stock, which will be amortized through fiscal year 2008.

7. Accrued Warranty Reserve

     The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, place of sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for one year. Factors that affect the Company’s warranty obligation include product failure rates and costs of repair or replacement in correcting product failures. The Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities and makes adjustments quarterly, if necessary.

     Changes in accrued warranty reserve during the nine months ended December 31, 2004 are as follows:

Balance, March 31, 2004	$11,695,000
Warranty provision relating to products shipped during the period	2,578,000
Deduction for warranty costs incurred	(2,039,000)
Changes for accruals related to preexisting warranties or reliability repairs programs	(1,621,000)

Balance, December 31, 2004	$10,613,000

8. Commitments and Contingencies

     As of December 31, 2004, the Company had firm commitments to purchase inventories of approximately $10,691,000.

     The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through fiscal year 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included in Other Long-Term Liabilities. Deferred rent amounted to $650,000 and $636,000 as of December 31, 2004 and March 31, 2004, respectively. Also included in Other Long-Term Liabilities was an accrual of $270,000 and $339,000 as of December 31, 2004 and March 31, 2004, respectively, for the expected loss on sub-lease of an office. The reduction in the accrual was due to the lease payments made net of sub-lease income, offset by an increase in the expected loss on the lease of $102,000.

     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. No date has been set for the Company to respond to the complaint. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to the settlement which is subject to a hearing on fairness and approval by the Court.

     The Company is a defendant in an arbitration related to a breach of contract, brought by a party that conducted business with the Company, claiming damages in excess of $10 million. The Company intends to vigorously defend against this action. As with any legal dispute, the ultimate outcome of this action is uncertain.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Related Party Transactions

     Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. He previously was President of Interstate Power and Light Company, a subsidiary of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, is a distributor for the Company. There were no sales to Alliant Energy Resources, Inc. for the three months ended December 31, 2004 and 2003. There were no sales for the nine months ended December 31, 2004 and $25,000 for the nine months ended December 31, 2003.

     In October 2002, the Company entered into a strategic alliance with United Technologies Corporation (“UTC”), holder of less than 5% of the Company’s common stock, through its UTC Power Division. Sales to UTC’s affiliated companies were approximately $169,000 and $51,000 for the three months ended December 31, 2004 and 2003, respectively. Sales for the nine months ended December 31, 2004 and 2003 were, $1,023,000 and $396,000, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the United States Department of Energy (“DOE”) awards. UTRC is the research and development branch of UTC. There were no billings to the Company under this subcontract agreement for the three months ended December 31, 2004 and 2003. For the nine months ended December 31, 2004, there were approximately $100,000 in billings compared to none for the same period a year ago. In June 2004, the Company engaged United Technologies Power, LLC (“UTC Power”) to be a subcontractor of the Company in relation to one of the DOE awards. There have been no payments to UTC Power or billings to the DOE under this contract to date.

10. Net Loss Per Common Share

     Basic loss per share of common stock is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make them antidilutive. There were outstanding stock options at December 31, 2004 and 2003 to purchase 8,914,000 and 8,590,000 shares, respectively. As of December 31, 2004, 333,000 shares of restricted common stock are contingently returnable.

11. Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 “Inventory Costs, an amendment of APB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, the Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 requires adoption by the Company by fiscal year 2007; earlier application is permitted. The Company has not determined the impact that the statement will have on its financial statements.

     In December 2004, Statement of Financial Accounting Standards No. 123R “Share-Based Payment – an amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”), was issued. SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties eliminating the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires adoption by the Company in the second quarter of fiscal year 2006, and its application could have a material impact on the amount of earnings the Company reports in fiscal year 2006. The Company has not yet determined the impact that SFAS No. 123R will have on its financial statements.

     In December 2004, Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”) was issued. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 requires adoption by the Company by fiscal year 2007; earlier application is permitted. The Company does not have nonmonetary transactions as addressed in the Statement and believes that when adopted, SFAS No. 153 will not have a significant impact on its financial statements.

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

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 “Inventory Costs, an amendment of APB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, the Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 requires adoption by the Company by fiscal year 2007; earlier application is permitted. The Company has not determined the impact that the statement will have on its financial statements.

     In December 2004, Statement of Financial Accounting Standards No. 123R “Share-Based Payment – an amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”), was issued. SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties eliminating the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires adoption by the Company in the second quarter of fiscal year 2006, and its application could have a material impact on the amount of earnings the Company reports in fiscal year 2006. The Company has not yet determined the impact that SFAS No. 123R will have on its financial statements.

     In December 2004, Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”) was issued. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 requires adoption by the Company by fiscal year 2007; earlier application is permitted. The Company does not have nonmonetary transactions as addressed in the Statement and believes that when adopted, SFAS No. 153 will not have a significant impact on its financial statements.

Overview

     We develop, manufacture and market microturbines for use in stationary distributed power generation applications such as combined heat and power (“CHP”), combined cooling heat and power (“CCHP”), resource recovery, power quality and reliability and in non-stationary applications such as hybrid electric vehicles. Our microturbines provide power at the site of consumption and to hybrid electric vehicles that combine a primary source battery with an auxiliary power source, such as a microturbine, to enhance performance. We expect our microturbines to provide both the commercial power generation industry and hybrid electric vehicles with clean, multifunctional, and scalable distributed power sources. The microturbines are sold primarily through our distributors. In fiscal year 2005 (“Fiscal 2005”), we began efforts to develop direct sales opportunities for our products, parts and services. Our independent Authorized Service Companies (“ASCs”) provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability of the distributors to sell into appropriate applications, and quality installations and support by ASCs.

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

     We began commercial sales of our Model C30 products in 1998. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. To date, we have sold more than 3,000 commercial units. At the end of fiscal year 2004 (“Fiscal 2004”), we adopted a new strategic plan for Fiscal 2005 and the fiscal years ending March 31, 2006 and 2007. We expect that our existing product platforms, the Model C30 and Model C60, will be our major product lines during our three-year strategic planning period.

     The key areas of our three-year strategic plan commencing in Fiscal 2005 and our progress in each area appear below. Each key area is used by management as a performance indicator of progress toward achieving the goals of the strategic plan and to evaluate and manage the Company’s business.

1.	Focus on Vertical Markets – Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In each of the markets that we serve — CHP, CCHP, resource recovery, power reliability and remote power — we identify specific targeted vertical market segments. Within each of these markets, we identify the critical factors to penetrating these markets and have built our plans around those factors.

During the third quarter of Fiscal 2005, we received net orders for 1.4 megawatts and shipped 4.5 megawatts of product. As of December 31, 2004, we had 8.2 megawatts in backlog. We anticipate shipping the majority of this backlog in the remainder of this fiscal year. All of our actual product shipments in the third quarter of Fiscal 2005 were to target markets; 52% for use in CHP applications, 8% for use in resource recovery applications and 23% for use in CCHP applications. On a year-to-date basis through the first nine months of Fiscal 2005, we received 13.0 megawatts of orders. The majority, 72%, of the orders received this year, are in our targeted markets.

2.	Sales and Distribution Channel – The previous sales strategy of selling large volumes of product through distributors did not meet our expectations, and some distributors refocused their efforts on opportunities other than microturbines. As a result, several end users began working directly with us. Our strategic plan calls for building our direct sales channel for select vertical markets to augment sales channel efforts in the Americas. We expect that our distributors will continue to provide a majority of our business. We are continuing to develop and strengthen key distributors, while moving other distributors into dealer or manufacturer’s representative-type arrangements. This has required the termination of some existing agreements to the extent permitted by the applicable contracts and entering into new agreements. Additionally, we have been adding new distributors and representatives who are experienced in our target markets. We believe that this combined approach can leverage the best of what our distributors and Capstone have to bring to our customers and will make us more responsive to customers’ needs.

Since March 31, 2004, we have terminated or served notice of termination or non-renewal on many of our distributors worldwide. Despite this significant change, about 55% of our product revenues in the third quarter of Fiscal 2005 and 75% year-to-date were generated by our distributors. We expect to access direct sales opportunities in the market both through our own sales force and sales representative relationships. We are also in the process of negotiating with several potential new distributors and dealers in key focused markets and, in the third quarter, signed our first new dealer agreement.

3.	Geographies – The Americas have been, and we expect will continue to be, our largest market. Within the United States, our focus is on California and the Northeast. Japan is our second largest market based on installed units, but we expect that growth in Japan will be moderate. We have several capable distributors in Japan and we will continue to rely on their ability to develop the market, obtain sales and service the installed base. During the next three years, we believe that Europe will offer significant opportunities. In particular, we expect the resource recovery market to expand based on a number of European Union directives regarding environmental projects. We have begun expanding our distribution in Europe in order to capture those opportunities and have established a direct European sales presence. Africa, the Middle East and Asia represent opportunities that we will pursue on a project-by-project basis where they complement our strategic direction.

By geography, our sales year to date have come 67% from the Americas, 16% from Europe and 17% from Asia. While we see increasing demand in many geographic areas, we believe the rate of increase will be largest in Europe.

4.	Service – We have begun executing our strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. We are expanding our direct service presence in California and have established a service office in the Northeast. To better serve our customers, we have in-country parts distribution in Japan and are working to enhance our parts distribution by establishing distribution warehouses in the Northeastern United States and in Europe.

In the third quarter, we entered into our first direct service agreements in support of our strategy. While these were not financially significant agreements, they represent a milestone to demonstrating execution of our strategy.

5.	Product Robustness and Life Cycle Maintenance Costs – Customers expect high performance and competitive total cost of ownership. To address those needs, we must continually ensure a high level of performance. Performance is affected not only by the microturbine, but also by the proper application design and installation, and the quality of ongoing service.

In the first quarter of Fiscal 2005, we accomplished our predicted mean-time-between-failures target for products that we are manufacturing currently. Also, we installed our first prototype real time monitoring and diagnostic feature in a system and began to evaluate its performance. Since then, we continue our efforts to enhance the robustness of our products. We expect this work to be ongoing at a high level of commitment through this fiscal year. This level of commitment has caused us to expand our spending for engineering and quality staffing.

As part of our product robustness initiative, we developed our quality organization and have instituted more design, supply chain and manufacturing processes. As a result, both the quality organization and the enhanced processes have added to our base operating costs.

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

While our primary development focus continues to be on enhancing the C30 and C60 products, our most recent significant new product platform development activity has been the C200 microturbine — a 200-kilowatt, higher efficiency product. Since 2000, we have been working with the DOE under a Cooperative Agreement on the “Advanced Microturbine System” concept behind the C200 product and have received from the DOE a portion of the associated development costs. Four beta units are now being tested and are performing well. The commercial launch for this product is dependent upon the successful completion of beta and qualification testing and market demand.

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

While we are actively engaged in identifying opportunities for outsourcing and developing strategic suppliers, we have recently experienced some cost increases. In particular, we have been impacted by increasing costs for commodity materials, such as metals. To help offset these costs, we recently announced a price increase effective February 1, 2005 that is expected to average approximately 7% across all product lines.

We are in the process of rationalizing our supply base. We believe there is an opportunity to “pool” our spending in commodity groups such as sheet metal, electronics, electro-mechanical and casting/machining which can lead to lower costs and an improved supply base. Our outsourcing activities may increase spending in the short-term for transitional costs, but we expect that these costs will be more than offset by reduced material costs in the future.

As a result of our anticipated sales demand and changes made to our manufacturing processes over the last year, we believe we will need to reconfigure and/or expand our production facilities. While we have not yet fully developed these plans, we expect that, early in fiscal year 2006, we will incur additional costs (which are not currently quantifiable) for changes to our production facilities.

Results of Operations

Three Months Ended December 31, 2004 and 2003

     Revenues. Revenues for the third quarter of Fiscal 2005, which ended December 31, 2004, increased $1.4 million to $4.7 million from $3.3 million during the same period last year. Shipments during the current period were 4.5 megawatts compared with 2.4 megawatts in the prior period reflecting higher demand in the current period. Revenues from accessories, parts and service for the quarter of $1.2 million increased by $0.1 million from $1.1 million for the same period last year.

     Two customers accounted for approximately 40% of revenues for the third quarter of Fiscal 2005. Two customers accounted for approximately 39% of revenues for the same period last year.

     Gross Loss. We had a gross loss of $1.7 million for the third quarter of Fiscal 2005, which was $1.4 million better than the $3.1 million gross loss for the same period last year. The lower gross loss in the current period is the result of three primary differences. First, the higher sales in the current period yielded higher contribution margin. Second, in the current period, a net decrease of $1.6 million was reflected as a result of a warranty accrual adjustment recorded in the prior year. And third, the warranty costs reduction and higher sales contribution benefit were partially offset by inventory write-offs in the third quarter. The net warranty cost reduction resulted largely from the Company recording $1.7 million in charges last year to increase the warranty reserve for preexisting warranties and warranty accommodation. Further, the current period charge for warranties for product sold in this period was $1.0 million higher than the prior year. The increase is the net result of warranty provisions on a greater number of products sold this year, largely offset by a reduction in the average cost of warranties per unit. This increase was largely offset by a reduction in the reserve for preexisting warranties.

     We expect to continue to incur gross losses until we are able to increase our contribution margins through higher sales volumes and per unit margins and lower warranty and direct materials costs and lower our manufacturing costs through efforts such as outsourcing non-core functions.

     Research and Development Expenses (“R&D”). R&D expenses for the third quarter of Fiscal 2005 decreased $0.2 million to $2.8 million from $3.0 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs such as the DOE funding. There were $0.2 million in benefits this quarter compared to no such benefits for the same period a year ago.

     Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the third quarter of Fiscal 2005 decreased $0.1 million to $5.6 million from $5.7 million for the same period last year.

     Interest Income. Interest income for the third quarter of Fiscal 2005 increased by $0.1 million to $0.4 million from $0.3 million for the same period last year. The increase in interest income resulted from slightly higher interest rates in the current period. We expect decreasing cash balances from our use of funds to continue to diminish our interest income.

Nine Months Ended December 31, 2004 and 2003

     Revenues. Revenues for the nine months ended December 31, 2004 increased $1.9 million to $11.6 million from $9.7 million for the same period last year, reflecting increased demand for our products in the current year. Shipments during the nine-month period were 11.3 megawatts compared with 8.9 megawatts during the same period last year. Revenues from accessories, parts and service for the nine months ended December 31, 2004 decreased by $0.5 million from $3.2 million to $2.7 million for the same period last year because of larger purchases made by one distributor in the 2004 period. We expect sales in Fiscal 2005 to exceed sales for Fiscal 2004.

     One customer accounted for approximately 13% of revenues for the nine months ended December 31, 2004. Two customers accounted for approximately 23% of revenues for the same period a year ago. Each of these customers individually accounted for 10% or more of revenues.

     Gross Loss. We had a gross loss of $5.6 million for the nine months ended December 31, 2004, compared with $7.9 million for the same period last year. The change in gross loss was largely attributable to a $2.5 million warranty accrual adjustment made in the prior year. The warranty accrual adjustment in the prior year was made to increase the warranty reserve for preexisting warranties and warranty accommodations. Gross loss also was reduced by $0.3 million this year and by the same amount last year as a result of using previously written-down recuperator cores.

     R&D Expenses. R&D expenses for the nine months ended December 31, 2004, increased $1.2 million to $9.1 million from $7.9 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $0.3 million for the nine months ended December 31, 2004, compared with $0.2 million for the same period last year. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs. The increase in spending is primarily the result of higher personnel costs associated with product robustness and enhancement efforts.

     SG&A Expenses. SG&A expenses for the nine months ended December 31, 2004 increased $1.0 million to $16.0 million from $15.0 million for the same period last year. Overall spending was higher in Fiscal 2005 in areas such as Sarbanes-Oxley compliance, recruitment, consulting and staffing of our quality department. We expect to incur the higher level of SG&A costs, as reflected in the current year that will continue to be driven by Sarbanes-Oxley requirements and support of our quality department.

     Interest Income. Interest income for the nine months ended December 31, 2004 decreased $0.1 million to $0.9 million from $1.0 million for the same period last year. The decrease was primarily attributable to the lower cash balances and lower average interest rates during the current period. We expect decreasing cash balances from our use of funds to continue to diminish our interest income.

     Other Income. Other income was $0.4 million for the first nine months of Fiscal 2005, compared to none for the same period last year. The increase resulted from a legal settlement.

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business and executing the strategic changes summarized above. We believe that our current cash balance is sufficient to fund operating losses and our currently projected commitments until we become cash flow positive.

     We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

     Overall cash usage for Fiscal 2005 was $5.8 million higher than the same period a year ago. On a cash basis, excluding changes in operating assets and liabilities, Fiscal 2005 operating loss was $3.7 million higher than last year. This increased cash usage has largely been the result of our focus on reliability and product robustness which has resulted in increased personnel, recruiting and related costs. Additionally, changes in operating assets and liabilities used $2.1 million more cash this year than for the same period last year. The largest contributor to this increased usage of cash has been inventories. A year ago, inventory reductions yielded working capital benefits. This year, inventories have increased from purchases made in anticipation of expected future demands, and this has used cash.

     Except for scheduled payments made during Fiscal 2005, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2004. The Company may incur costs in early fiscal year 2006 to reconfigure and/or expand production facilities. However, these potential changes, are not fully developed, and an estimate of the costs cannot be provided at this time.

     Since 1999, the Company has worked with the DOE on the “Advanced Microturbine System” concept behind the C200 product and has received funding for some of the associated development efforts. While the Model C200 is still in beta testing, the scope of work under this contract has been substantially completed and there is approximately $0.9 million remaining in earned and unfunded billings. We expect to collect these amounts and record the associated amounts as reductions to engineering costs when the funding is confirmed. Further, we have applied for additional funding from the DOE to support continuing developments under the Advanced Microturbine System project.

     We anticipate that our total cash usage for Fiscal 2005 will be higher than the $30.2 million used in Fiscal 2004. Previously, we expected a slight increase in usage versus the prior year. We now expect the current year usage to be greater, in part because the timing of this year’s sales is expected to result in more accounts receivable at the end of Fiscal 2005. These accounts receivable should result in cash collections in the next fiscal year. Over the next two years, we expect cash usages to decline significantly as we transition to cash flow positive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended March 31, 2004.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended December 31, 2004. Based on that evaluation, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures were effective, as of December 31, 2004, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required as of our year-end of March 31, 2005. This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls. During this process, we expect to make improvements in the design and operation of our internal controls, including further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

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

•	Our operating history is characterized by net losses, and we anticipate further losses and may never become profitable;

•	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our revenues and profitability;

•	We operate in a highly competitive market among competitors who have significantly greater resources than we have and we may not be able to compete effectively;

•	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our profitability will suffer;

•	We may not be able to retain or develop distributors, dealers, sales representatives or ASCs in our targeted markets, in which case our sales would not increase as expected;

•	As we become more involved in direct sales and service, we may become exposed to additional business risks, including the risk of entering into contracts which ultimately prove to be unprofitable;

•	We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical, thereby affecting demand for our microturbines;

•	Utility companies or governmental entities could place barriers to our entry into the marketplace, and as a result, we may not be able to effectively sell our product;

•	Product quality expectations may not be met causing slower market acceptance, higher warranty cost exposure and/or production constraints;

•	We depend upon the development of new products and enhancements of existing products;

•	Operational restructuring or other business operating changes may result in asset impairment or other unanticipated charges or in the ability to recover value from previously impaired assets or to address issues without incurring anticipated obligations;

•	We may not achieve production cost reductions necessary to competitively price our product, which would impair our sales;

•	Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product;

•	Some of the components of our products have risks of significant cost variability, either because they contain a high portion of commodity materials or are available only from a limited number of suppliers who can readily influence our costs. These risks could impact the costs we pay for components of our products.

•	Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our potential profitability;

•	Potential intellectual property, shareholder or other litigation as well as current litigation may adversely impact our business;

•	We may be unable to fund our future operating requirements, which could force us to curtail our operations;

•	We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our sales and profitability;

•	Our success depends in significant part upon the continued service of management and key employees;

•	Failure to comply with internal controls evaluation and attestation requirements could cause regulatory scrutiny or penalties as well as a drop in our stock price;

•	Our business is especially subject to the risk of earthquake; and

•	We face potentially significant fluctuations in operating results and the market price of our common stock is highly volatile and may change regardless of our operating performance.

Item 6. Exhibits

     Index to Exhibits.

     The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number		Description
3.1	(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.
3.2	(3)	Fifth Amended and Restated Bylaws of Capstone Turbine.
4.1	(2)	Specimen stock certificate.
10.1	(1)	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan.
10.2	(1)	Amendment to the Capstone Turbine Corporation Restricted Stock Purchase Agreement with John Tucker, dated August 4, 2003.
10.3	(1)	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan.
31.1	(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 001-15957).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: February 9, 2005	By:	/s/ KAREN CLARK
Karen Clark
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)