Form 10-K
period 2005-03-31
CAPSTONE TURBINE CORP
filed 2005-06-29
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15957

CAPSTONE TURBINE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4180883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21211 Nordhoff Street, Chatsworth, California 91311
(Address of principal executive offices) (Zip code)

818-734-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of Class — Common Stock, par value $.001 per share
Name of Exchange on which Registered — NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☒ No ☐

     The aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price of the registrant’s common stock on June 22, 2005, as reported on the Nasdaq National Market System, was approximately $104.5 million. Shares of common stock held by each executive officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 85,383,691 shares of common stock, $.001 par value, were outstanding as of June 22, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for Annual Meeting of Stockholders to be held September 16, 2005.

CAPSTONE TURBINE CORPORATION

FORM 10-K

PART I

Available Information

     This annual report on Form 10-K (“Annual Report”), as well as the Capstone Turbine Corporation’s (the “Company” or “Capstone”) quarterly reports on Form 10-Q, and current reports on Form 8-K as well as amendments to those reports, are made available free of charge on the Company’s Internet website (http://www.microturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such material may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1. Business.

Overview

     We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, such as cogeneration (combined heat and power (“CHP”) and combined cooling heat and power (“CCHP”)), resource recovery, power reliability and remote power around the world. In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site. There are several technologies which are used to provide “on-site power generation”, also called “distributed generation” such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and in some instances, cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air.

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

     Stationary applications for our microturbines, either independent of or connected to the electric utility grid, are extremely broad. The primary stationary markets that we have sold products to include:

•	Cogeneration-CHP and CCHP — These applications use both electricity and heat generated by the microturbines. For example, we have used the heat generated by the microturbines to supply hot water solutions for hotels and schools. When our microturbine exhaust fuels an absorption chiller, the chiller produces chilled water for air conditioning and other uses. Cogeneration maximizes the use of energy produced by the microturbines and enhances the economic advantage for customers.

•	Resource recovery — Our units can use natural gas, methane or other gasses that are otherwise burned or released directly into the atmosphere to produce electricity and heat. We have supplied microturbine solutions for landfills and waste water treatment facilities.

•	Power reliability — These markets require reliable back-up power or have a low tolerance for power interruption. We have sold products to provide backup power to restaurants, television stations and industrial companies. Other applications in this market include peak shaving of electric demand to lower customers’ peak demand utility charges.

•	Remote power — In areas where there are no utilities or where it is expensive for utilities to expand, microturbines can provide on-site power. The ability to run on various fuels; including natural gas, waste gas, kerosene, diesel and propane provides greater flexibility for remote applications. Remote uses of our products have included oil and gas production.

     Our technology is also used in vehicular applications. Our customers have applied our products in hybrid electric vehicles such as buses and railcars. While not a focus market at this time, we have continued to explore development of vehicular applications, such as the Spinner vehicle, an advanced military application, and auxiliary power systems for naval vessels. Vehicular applications could become a focused area for development if a significant market demand for a vehicular application emerges.

     We sell complete microturbine units, subassemblies, components and various accessories. We also perform engine overhauls and provide parts. Our microturbines are sold primarily through distributors and dealers, although in fiscal 2004, we began our own direct sales effort in portions of the United States. Our distributors purchase our products for sale to end users. The distributors are also required to provide a variety of additional services, including engineering the applications in which the microturbines will be used, installing the products at the end users’ sites, commissioning the installed applications and providing post-commissioning services. Our distributors perform like value added resellers. Some distributors, that we call Original Equipment Manufacturers (“OEMs”), integrate Capstone’s products into their own product solutions. Dealers are like distributors in that they purchase our products for sale to end users and also provide application engineering and installation. However, dealers are different from distributors in that dealers do not perform commissioning or provide post-commissioning services. Capstone has a factory direct service offering for commissioning and post-commissioning services that was started in fiscal 2004 in selected areas of the United States. All of our distributors are Authorized Service Companies (“ASCs”). We also have ASCs who do not sell our products, but only offer services for them. Successful implementation of the microturbine depends upon the quality of the microturbine, the ability of the distributors and dealers to sell into appropriate applications, and the quality installation, commissioning service and support provided by the ASCs.

     We began commercial sales of our Model C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. As of March 31, 2005, we have sold a total of approximately 3,170 units. Approximately 300 of these units, which are owned by our distributors, are currently held in their inventories. There are no rights of return or exchange with respect to these inventories. Our total installed microturbines have logged more than 8 million operating hours. We are still in the early phases of commercializing this technology and, to date, have not been profitable or generated positive cash flow.

     Our backlog as of March 31, 2005 was approximately $8.2 million for 10.8 megawatts. As of March 31, 2004 our backlog was approximately $4.6 million for 6.5 megawatts of products. The backlog reflects orders that we considered firm, however, cancellations may occur and will be reflected in our backlog when known.

Our Products

     Capstone MicroTurbines® are compact, environmentally friendly generators of electricity and heat. They operate on the same principle as a jet engine with the added capability of using a variety of commercially available fuels, such as natural gas, diesel, kerosene and propane, as well as previously unusable or underutilized fuels. For example, our Model C30 can operate on low BTU gas, which is gas with lower energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills or agrodigesters. The compact and light-weight, modular design provides for flexibility in installing our microturbines in applications that are not suitable for other distributed energy devices.

     Our microturbines incorporate three major design features:

•	advanced combustion technology;

•	patented air-bearing technology; and

•	digital power electronics.

     Our advanced combustion technology allows the Capstone MicroTurbines to achieve low emissions capability with a design that is simple to manufacture. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation. The air-bearing system allows the microturbine’s single moving assembly to produce power without the need for typical petroleum-based lubrication. Air-bearings use a high-pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance, such as oil changes. The electronic controls manage critical functions and monitor operations of the microturbine. For instance, our electronics control the microturbine’s speed, temperature and fuel flow and communicate with external computers and modems. The power electronics coordinate with the demand signals provided by customers, with the grid when the units are operated in a grid-connect mode and with the on-board battery when equipped for stand-alone mode. All control functions are performed digitally. Performance is optimized, resulting in lower emissions, higher reliability and high efficiency over a variable power range.

     Our Model C30 and Model C60 products are approximately the size of a large refrigerator. Our Model C30 generates approximately 30 kilowatts of electric power, which is enough to power a typical convenience store, and approximately 300,000 kilojoules per hour of heat, which provides enough energy to heat 20 gallons of water per minute with a 20-degree Fahrenheit temperature rise. Our Model C60 is designed to similar criteria, and generates approximately 60 kilowatts of electric power. Our units can be connected in a multipack configuration to serve larger loads for heat or electrical requirements.

     Our products can operate:

•	connected to the electric utility grid as a current source;

•	on a stand-alone basis as a voltage source;

•	multipacked to support larger loads as a “virtual single” unit;

•	in dual mode, where the microturbine operates connected to the grid or, when the grid is unavailable, the microturbine automatically disconnects itself from the grid and operates on a stand-alone basis.

     We also offer Model C60 Integrated CHP systems. These systems combine the standard C60 microturbine unit with a Heat Recovery Module that provides electricity and heats water in a single package.

     Our family of products is currently available (“X”) in the following configurations:

Product Configurations

	Model C30		Model C60
	Grid	Stand-	Grid	Stand-	Integrated
Fuel:	Connect	Alone	Connect	Alone	CHP
Low pressure natural gas	X	X	X	X	X
High pressure natural gas.	X	X	X	X	X
Low BTU gas.	X
Sour gas.	X	X
Gaseous propane.	X	X	X	X	X
Compressed natural gas.	X	X	X	X	X
Diesel.	X	X
Kerosene.	X	X

     We offer various accessories for our products including rotary gas compressors with digital controls, heat recovery modules for CHP applications, dual mode controllers that allow automatic transition between grid connect and stand-alone modes, batteries with digital controls for stand-alone or dual-mode operations, power servers for large multipacked installations, protocol converters for Internet access, packaging options and miscellaneous parts such as frames, exhaust ducting and installation hardware. We also sell microturbine components and subassemblies to OEMs.

     The Capstone MicroTurbine consists of a turbogenerator and our patented electronic controls, combined with ancillary systems such as a fuel system. The turbogenerator includes a mechanical combustor system and a single moving assembly rotating on our patented air-bearings at up to 96,000 revolutions per minute. The combustor system operates on a variety of fuels and, at full power, achieves NOx emissions levels in the exhaust of less than nine parts per million per volume with natural gas and less than 35 parts per million per volume when operating with diesel. The emissions from the diesel turbogenerator combustion system are up to 10 times lower than emissions standard for a reciprocating diesel fuel generator set. As a result of our patented air-bearings, our microturbines do not require liquid lubrication. In addition, our microturbines do not utilize liquid cooling, keeping scheduled maintenance costs extremely low throughout their useful life.

     Our electronic controls include an air cooled, insulated gate bipolar transistor (commonly known as IGBT) based inverter with advanced digital signal processor based microelectronics. These electronics control and manage the microturbine using proprietary software and advanced algorithms. The controls:

•	start the turbogenerator and manage its load;

•	coordinate the functioning of the microturbine with the grid;

•	manage the speed, fuel flow, and exhaust temperature of the microturbine;

•	convert the variable frequency, up to a maximum of 1,600 Hertz, and variable voltage power produced by the generator into a usable output of either 50/60 Hertz AC or optionally DC for HEV applications; and

•	provide digital communications to externally maintain and control the equipment.

     In addition, our Capstone Remote Monitoring Software (“CRMS”) provides an advantage to end-users by allowing them to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the microturbine allows end-users to remotely and efficiently monitor performance, fuel input, power generation and time of operation using our proprietary communications software, which can interface with standard personal computers using CRMS. This remote capability can provide end-users with power generation flexibility and cost savings.

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

     Our Model C30 and Model C60 grid-connect and stand-alone microturbine power systems meet the Underwriters’ Laboratories certification for the UL2200 stationary engine generator standards and the UL1741 utility interactive requirements. Our products are manufactured by processes that are ISO9001 certified.

     In January 2002, the California Energy Commission certified our 30-kilowatt and 60-kilowatt microturbine power systems as the first products to comply with the requirements of its “Rule 21” grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of this standard include avoiding both costly external equipment procurement requirements and extensive site-by-site and utility-by-utility analysis. Our protective relay functionality has been recognized by the State of New York which has pre-cleared our microturbines for connection to New York’s electric utility grid.

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

Cogeneration / CHP / CCHP

     Cogeneration is a market that seeks to use both the heat energy and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 70% or more. The increased operating efficiency often reduces overall emissions and, through displacement of other separate systems, can reduce variable production costs. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications.

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

Remote Power

     The ability of our microturbines to use a location’s fuel of choice, including for example kerosene, diesel or propane, allows customers to use their available fuel source infrastructure more efficiently. We also have designed our microturbines to be a competitive primary power source alternative compared to diesel generators and other technologies that currently provide power to remote areas or areas with unreliable central generation. This is due to our microturbines’ “load following” characteristic, which means that our microturbines are able to match power output to the served facility’s need for power. Remote commercial and industrial applications, including oil and gas, can also benefit from use of our microturbines. The less frequent scheduled maintenance intervals mean fewer trips are required to provide routine maintenance to remotely located units, and the remote management and monitoring functions provide greater ease of interface with the units.

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

Cost Competitive

     We believe our microturbines have the potential to be cost competitive in our target markets. In the exploration and production markets, environmental penalties incurred for flaring or venting gas can be avoided by using our microturbines. Our microturbines can burn wellhead gas directly off the casing head, avoiding any intermediary sulfur scrubbing devices, while competing devices require extra maintenance and additional intermediary devices. In the landfill gas digestion market, the microturbine can burn low BTU and sour gas while requiring minimal routine maintenance relative to competing technologies such as reciprocating engines. The ability of the microturbine to operate on a stand-alone basis allows for less capital expenditures compared to the electric utility grid, which requires up-front capital expenditures for additional distribution and transmission lines. In combined heat and power applications, the microturbine’s efficiency is 70% or more making for enhanced economic results.

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

Availability and Reliability

     Our microturbines can provide both high availability and reliability when compared to other power generation alternatives. We designed the microturbine for a minimum target availability of 98%. Certain of our microturbines have achieved this availability target when using high-pressure natural gas, and we are working to achieve this availability target across all of our units and for other fuel sources.

Minimal Scheduled Maintenance

     Our patented air-bearing system, solid state electronic controls and air-cooled design reduce the scheduled maintenance cost of our microturbines as compared to alternative products. The air bearings eliminate the need for lubrication, avoiding the need to change oil and individually lubricate ball bearings or other similar devices. Our product’s ability to continuously and remotely monitor our microturbine performance avoids regularly scheduled diagnostic maintenance costs. The air-cooled design eliminates all of the maintenance related to liquid cooling systems utilized with conventional power electronics technology and generator cooling. Currently, the scheduled maintenance interval for both the Model C30 and C60 is periodic cleaning or changing of the intake air filter, fuel filters and other consumable items every 8,000 hours of operation, with maintenance intervals dependent upon operation, environment, duty cycle and other operational variables.

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

Relative Ease of Transportation and Minimal Site Requirements

     Our microturbines are easy to transport and relocate. Their small size allows great flexibility in siting. Our stationary systems in enclosures are approximately six feet tall and weigh between 900 and 3,000 pounds, depending upon model and optional equipment. Our microturbines require a fuel source connection, a connection for the power generated, and proper venting or utilization of exhaust. Larger multipack microturbine configurations may require concrete pads to support the additional weight, but the connections are similar.

Protection Relay Functionality

     Our microturbines have protective relay functions built into them such that in grid-connect or dual mode, the microturbine will not send power out over the electric utility grid if the utility is not supplying voltage over its grid. This protection relay functionality minimizes the potential damage to the local electric grid, which is one of the electric utilities’ major concerns regarding the interconnection of distributed generation technologies.

Sales, Marketing and Distribution

     We sell microturbines in the worldwide stationary markets. We anticipate that our microturbines will be used in a variety of stationary power applications requiring less than two megawatts and more immediately in those requiring less than 300 kilowatts.

     We sell our products through distributors and dealers and, in some areas of the United States, we sell directly. Our parts are sold to distributors, ASCs and to end users. Our typical terms of sale include shipments of the products with title, care, custody and control transferring at our dock, payment due anywhere from in advance of shipment to 60-days from shipment and warranty periods of approximately 15 to 18 months from shipment. We have not had customer acceptance provisions in our agreements.

Sales by Geographical Location

The Americas

     We have distribution agreements with a number of companies throughout the Americas for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been CHP and resource recovery.

     In addition to our distributors, we are initiating actions to expand our presence in our targeted markets by utilizing dealers, manufacturer’s representatives and packagers as well as direct sales in selected markets in North America. Manufacturer’s representatives act as sales agents and earn commissions.

     In developing our direct sales opportunities we have identified the need to address various requirements present in our target localities. These requirements include electric grid interconnection standards, gas utility connection requirements, building and fire safety codes and various inspections and approvals. The costs and schedule ramifications of these various approvals can be significant to the completion of an installation. Our goal is to work with the applicable regulating entities to establish standards for the installation of our microturbines so that the costs and schedule impacts of compliance are minimized. To date, we have received pre-approval by the New York State Public Services Commission for installation and interconnection to the electric utilities in New York. Our microturbines are the only distributed generation products to have such a pre-approval. We believe that we can create market advantages for our products through enhancing the ease of deploying our distributed generation solutions.

Asia

     Our sales and marketing strategy in Asia has been to develop several distributor relationships in Japan and subsequently enter other selected markets along the Pacific Rim.

     Our primary market focus in Japan is CHP applications. Within Japan, there is great demand for economic energy solutions that will lower both the existing high cost of electricity and meet the greenhouse gas emissions guidelines of the Kyoto accords. Our Japanese distributors recognize the quickest and most practical way to accomplish this is through CHP applications, which raise efficiencies from approximately 30% for pure electrical generation to approximately 70% or more. Our Japanese distributors mainly act as packagers. They seek to design applications using our microturbines and/or subassemblies and components for their particular target CHP market, as well as the “free fuel” biogas market. The Japanese market tends to prefer systems that burn liquid fuels because of the lower costs and greater availability of the fuel.

     Other areas in Asia offer attractive opportunities as well. South Korea, China and Australia are areas where resource recovery applications and CHP and CCHP solutions are expected to experience market growth.

     In order to meet the service needs in Japan, we established a parts warehouse and a customer support office in Tokyo.

Europe, Africa and the Middle East

     To address the European market, we are strengthening our relationship with existing distributors and supporting them, expanding our distribution base by placing direct sales and service resources in the region. We have located a sales manager in Italy to work with our distributors in Europe on a daily basis to realize growth opportunities. Our plans also call for establishing a spare parts distribution center in Europe to make parts readily available to our distributors. In the past, we have had limited direct presence in Europe, Africa and the Middle East and few sales and service channels. However, resource recovery applications have been growing in Europe based on attractive incentives established in several countries. Further, Europe has a history of extensive use of distributed generation technologies.

Revenues

     For geographic and segment revenue information, please see “Notes to Consolidated Financial Statements – Segment Reporting.”

Customers

     Sales to United Technologies Corporation (“UTC”) accounted for 15% of the Company’s net revenues for the year ended March 31, 2005. No customer accounted for 10% or more of the Company’s net revenues for the year ended March 31, 2004. Two customers accounted for 12% and 10% of the Company’s net revenues for the year ended December 31, 2002. To date, we have sold to a relatively few number of customers and have limited repeat business.

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

     Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies, such as fuel cells or microturbines. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the costs of connecting to the grid from locations are high, where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because the Capstone MicroTurbine can provide a reliable source of power and can operate on multiple fuel sources, we believe it offers a level of flexibility not currently offered by other current technologies such as reciprocating engines.

     Our competitors that produce reciprocating engines have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine is similar in design to an internal combustion engine used in automobiles. Reciprocating engines are popular for back-up power applications but are not typically intended for primary power use because of high levels of emissions, noise and maintenance. These technologies which typically have a lower up-front cost than microturbines are currently produced by, among others, Caterpillar, Cummins, Waukesha, Jenbacher, Yanmar and Kohler.

     Our microturbines may also compete with other distributed generation technologies, including solar power and wind-powered systems. Solar powered and wind powered systems produce no emissions. The main drawbacks to solar powered and wind powered systems are their dependence on weather conditions and high capital costs.

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

     We also compete with several companies who have microturbine products, many of which have significantly greater resources and market presence than us, including Ingersoll-Rand, Elliott Energy Systems, Bowman Power, Toyota and Turbec.

     Overall, we compete with end users’ other options for electrical power and heat generation on the basis of the ability of our microturbines to provide power when utility grid power is not available or goes out of service, total cost of ownership, power quality, the ability to run certain of our microturbines on multiple fuel types and ease of maintenance.

Governmental and Regulatory Impact

     Our market can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the areas into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, they may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner.

     Government funding can impact the rate of development of new technologies. While we have, and continue to receive some development funding, committed amounts remaining are relatively low. See “Research and Development.” Competing new technologies generally receive larger incentives and development funding than do microturbines.

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

     Solar Turbines Incorporated, a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture cores ourselves. In June 2001, we started to manufacture recuperator cores. Recuperator cores using the Solar technology, which we make and sell, are subject to a per-unit royalty fee. As of March 31, 2005, royalties of $23,000 were earned under the terms of the agreement.

Research and Development (“R&D”)

     Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

     Our most recent significant R&D activity has been the C200 microturbine — a 200-kilowatt, higher efficiency product. We have worked with the U.S. Department of Energy (“DOE”) on the “Advanced Microturbine System” concept behind the C200 product and have received funding for some of the associated development efforts. To date, the C200 beta testing has demonstrated performance to design objectives without significant failure incidents. The commercial launch for this product will be determined following the results of that testing. Because of the timing for beta testing and commercialization, the C200 is not critical to generating sales or margins in our current strategic plan. Our R&D costs are disclosed in our Consolidated Statements of Operations.

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

Protecting our Intellectual Property Rights and Patents

     We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 86 U.S. and 26 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2021.

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

     As of March 31, 2005, we employed 225 employees. No employees are covered by collective bargaining arrangements.

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

     Capstone MicroTurbines compete with several technologies, including reciprocating engines, fuel cells and solar power. Competing technologies may receive certain benefits, like governmental subsidies or promotion, that we do not enjoy or do not benefit from to the same extent. This could enhance our competitors’ abilities to fund research or penetrate markets.

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

     Also, as we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and global political and economic instability.

     As a result of our strategic planning process, we have begun offering direct sales and service in selected markets. We do not have extensive experience in providing direct sales and service and may not be successful in executing this strategy. In addition, we may lose existing distributors or service providers or we may have more difficulty attracting new distributors and service providers as a result of this strategy. Further we may incur new types of obligations, such as extended service obligations, that could result in costs that exceed the related revenues. We may encounter new transaction types through providing direct sales and service and these transactions may require changes to our historic business practices. For example, an arrangement with a third party leasing company may require us to provide a residual value guarantee, which is not consistent with our past operating practice.

We may not be able to retain or develop distributors in our targeted markets, in which case our sales would not increase as expected.

     In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise in or more extensive access to those markets. We believe that retaining or developing strong distributors in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. Because of distributors’ relationships in their respective markets, the loss of a distributor could adversely impact the ability to penetrate its target market. At the present time, we offer our distributors a stated discount from list price for the products they purchase. In the future, to attract and retain distributors, we may provide volume price discounts or otherwise incur significant costs that may reduce the potential profitability of these relationships. We may not be able to retain or develop appropriate distributors on a timely basis, and we cannot assure you that the distributors will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in our being unable to enter into other arrangements at a time when the distributor with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot assure you that we will be able to negotiate collaborative relationships on favorable terms or at all. The inability of the Company to have appropriate distribution in our target markets may adversely affect our financial condition and results of operations.

We may not be able to develop sufficiently trained applications engineering, installation and service support to serve our targeted markets.

     Our ability to identify and develop business relationships with companies who can provide quality, cost-effective application engineering, installations and service can significantly affect our success. The application engineering and proper installation of our microturbines, as well as proper maintenance and service, are critical to the performance of the units. Additionally, we need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve the quality of applications, installation and services while reducing associated costs could affect the marketability of our products.

Changes in our product components may require us to replace parts held at Distributors and Authorized Service Companies (“ASCs”).

     We have entered into agreements with some of our Distributors and ASCs which require that if we render obsolete parts inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the Distributors or ASCs. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in our product technology could result and yield costs that have a material effect on our results or operations or financial position.

We operate in a highly regulated business environment, and changes in regulation could impose costs on us or make our products less economical, thereby affecting demand for our microturbines.

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

     As we continue to improve the quality and lower the total costs of ownership of our products, we may require engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive. Despite our continuous quality improvement initiatives, we may not meet customer expectations. Any significant quality issues with our products could have a material adverse effect on our rate of product adoption, results of operations and financial position. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use, our products may perform below expectations. Any significant performance below expectations could adversely affect our operating results and financial position and affect the marketability of our products.

     We sell our products with warranties. While management believes that the provision for estimated product warranty expenses is reasonable, there can be no assurance that the provision will be sufficient to cover our warranty expenses in the future. Although we attempt to reduce our risk of warranty claims through warranty disclaimers, we cannot ensure that our efforts will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results and financial position. Further, we have at times undertaken programs to enhance the performance of units previously sold. These enhancements have at times been provided at no cost or below our cost. While we believe we have no obligations to offer such programs, we may choose to do so again in the future and such actions could result in significant costs.

We depend upon the development of new products and enhancements of existing products.

     Our operating results may depend on our ability to develop and introduce new products, or enhance existing products and to reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of the products, differentiation of products from those of our competitors, meeting changing customer requirements, emerging industry standards and market acceptance of these products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Operational restructuring may result in asset impairment or other unanticipated charges.

     As a result of our strategic plan, we have identified opportunities to outsource to third party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality or increase operating efficiency. These actions may not yield the expected results. Transitioning to outsourcing may cause certain affected employees to leave the company before the outsourcing is complete. This could result in a lack of the experienced in-house talent necessary to successfully implement the outsourcing. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of manufacturing assets related to the outsourced functions or other unanticipated charges, which could have a material adverse effect on our operating results.

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

Commodity market factors impact our costs and availability of materials.

     Our products contain a number of commodity materials, from metals to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our requirements. The pricing could impact the costs to manufacture our product. Either of these factors could have a material adverse effect on our operating results.

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

     While we do not currently foresee a need, at some time we may need additional financing to fund our operations. Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products. To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we would need to raise additional funds, through further public or private equity or debt financings. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in dilution to our stockholders. Downturns in worldwide capital markets could also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our sales and profitability.

     If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, management and other resources. Our ability to manage our growth will require us to expand our production capabilities, continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. We cannot assure you that our management will be able to manage this growth effectively.

Our success depends in significant part upon the continuing service of management and key employees.

     Our success depends in significant part upon the continuing service of our executive officers, senior management and sales and technical personnel. The failure of our personnel to execute our strategy, or our failure to retain management and personnel, could have a material adverse effect on our business. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. There can be no assurance that we can do so.

     Our internal control systems rely on people trained in the execution of the controls. Loss of these people or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. We identified three material weaknesses in our system of internal controls. The first related to setting up the calculation of depreciation and leasehold amortization in our accounting software when we changed from a calendar to a fiscal reporting year in the first calendar quarter of 2004. The second related to accounts payable and accruals, primarily for legal bills. The third related to the compilation and manual input of inventory count tags and the supervisory review of this process. We believe that we have adequately addressed these deficiencies following fiscal 2005 year-end and since then have adequate internal controls procedures in place. We cannot be certain that future changes will maintain the effectiveness of the overall system of internal controls. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, the accuracy of some component of our financial reporting could be at risk. If reporting errors actually occurred, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. These results could adversely affect our financial results or the market price of our common stock.

Our business is especially subject to the risk of earthquake.

     Our Company and our manufacturing facilities are located in Southern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results and financial condition.

We face potentially significant fluctuations in operating results, and the market price of our common stock is highly volatile and may change regardless of our operating performance.

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

     The market price of our common stock is highly volatile. Many factors of this volatility are beyond our control. These factors may cause the market price of our common stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	market sentiment toward alternate energy stocks in general or toward Capstone;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in our industry or the overall economy;

•	changes in the market valuations of other technology companies;

•	the trading of options on our common stock;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	announcements of significant market events, such as power outages, regulatory changes or technology changes;

•	capital commitments;

•	additions or departures of key personnel;

•	sales or purchases of the company’s stock; and

•	the failure of our common stock to continue to meet Nasdaq listing requirements.

Item 2. Properties.

     Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of office space, warehouse space and assembly and test space at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in May 2010. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in nearby Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in May 2010. We also lease space for sales and/or service offices. These leased facilities are not significant properties to us. We believe our facilities are adequate for our current needs.

Item 3. Legal Proceedings.

     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The proposed settlement is pending final approval by parties to the action and the United States District Court Southern District of New York.

     A demand for arbitration has been filed by a party in March 2004 that conducts business with the Company, claiming damages for breach of contract in excess of $10 million. The arbitration is currently scheduled for January 2006. The Company intends to vigorously defend against this action. As with any such action, the ultimate outcome is uncertain.

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal 2005.

PART II

     Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

     Our common stock is publicly traded on the Nasdaq National Market under the symbol “CPST”. The following table sets forth the low and high sales prices for each period indicated.

	High	Low
Three Months Ended March 31, 2003	$1.20	$0.71
Year Ended March 31, 2004:
First Quarter	$1.60	$0.72
Second Quarter	$2.57	$1.01
Third Quarter	$2.21	$1.40
Fourth Quarter	$3.23	$1.78
Year Ended March 31, 2005:
First Quarter	$3.52	$1.34
Second Quarter	$2.25	$1.42
Third Quarter	$2.10	$1.49
Fourth Quarter	$1.90	$1.49

     As of June 22, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $1.35 per share. As of June 22, 2005 there were 1,015 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

     On October 28, 2002, we sold 3,994,817 shares of common stock for an aggregate price of approximately $4.0 million to United Technologies Corporation (“UTC”) in connection with a strategic alliance entered into with UTC. No underwriters were involved and, as such, no underwriting commissions or discounts were paid. This transaction was exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D based, in part, on UTC’s investment representations to the Company.

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

     On December 12, 2003, the Company changed its fiscal year end from December 31 to March 31. As such, selected financial data appears below for the Company’s three months transition period of January 1, 2003 to March 31, 2003. The period from April 1, 2003 to March 31, 2004 is referred to herein as fiscal 2004 and thereafter, the fiscal year designation refers to the twelve-month period ending in March of the stated fiscal year.

     Amounts in thousands, except per share data.

			Three Months
	Year Ended	Year Ended	Ended March 31,	Years Ended December 31,
	March 31, 2005	March 31, 2004	2003	2002	2001	2000
Statement of Operations:
Total revenues	$16,968	$12,607	$2,782	$19,529	$35,956	$23,163
Cost of goods sold	23,908	29,385	4,956	41,530	39,602	27,815

Gross loss	(6,940)	(16,778)	(2,174)	(22,001)	(3,646)	(4,652)
Operating costs and expenses:
Research and development	11,761	11,221	1,006	6,966	10,658	11,319
Selling, general and administrative	22,419	20,840	4,821	31,846	40,780	24,067
Impairment loss on marketing rights	—	—	—	15,999	—	—

Loss from operations	(41,120)	(48,839)	(8,001)	(76,812)	(55,084)	(40,038)
Net loss	$(39,449)	$(47,739)	$(7,635)	$(74,355)	$(46,859)	$(31,424)
Net loss per share of common stock — basic and diluted	$(0.47)	$(0.58)	$(0.09)	$(0.95)	$(0.61)	$(12.82)

     Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of significant charges in calendar year 2002 that affect the comparability of the reported results.

	As of March 31,			As of December 31,
	2005	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$63,593	$102,380	$132,584	$140,310	$170,868	$236,947
Working capital	61,562	95,602	135,590	139,948	189,162	238,128
Total assets	95,190	136,545	176,801	187,191	254,254	302,018
Capital lease/note payable obligations	83	595	2,009	2,496	3,833	5,496
Long-term liabilities	1,002	1,149	1,277	1,325	1,158	342
Stockholders’ equity	76,678	115,443	160,568	168,182	237,454	279,382
Total liabilities and stockholders’ equity	$95,190	$136,545	$176,801	$187,191	$254,254	$302,018

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

Executive Overview

     Capstone is, and has been, the market leader in microturbines based on the number of microturbines sold. However, the adoption rate for our products has been slower than originally anticipated. We believe that the following key factors contributed to this result: inadequate technology robustness and solution-specific engineering, installation, commissioning and service work; market approach; new technology adoption barriers; Capstone’s R&D culture and constrained capital spending due to the general economic conditions. The performance of our early-generation microturbines was inconsistent. While some units performed as expected, others did not. These performance inconsistencies have been identified as coming from the product itself and from inappropriate application and inadequate installation and service work. Contributing to these challenges, our historical market approach was to emphasize sales volume primarily rather than sales with higher contribution margins. This historical focus on volume introduced high variability in the configurations sold, types of applications, system installations and customer requirements. In addition, new technologies traditionally encounter adoption barriers. An important means to overcome adoption barriers is to fully meet customers’ needs and develop groups of customers who provide good references for potential new customers in their specific markets. Capstone’s widespread approach to marketing did not provide for depth of referencing in any given market. While these types of challenges are not unusual for new companies, we believe Capstone’s historically R&D-focused business structure and culture prohibited us from adequately addressing necessary changes. Capstone is undergoing a period of transition.

Creating the New Capstone

     Fiscal 2004 marked a year of transition for us. During the second and third quarters of fiscal 2004, we completely overhauled our leadership team and strengthened the entire organization. We heightened our focus on customers, learning from them what we needed to do to improve our delivery of products and services. As a result, we evaluated key aspects of our business and implemented changes to address short-term needs. We also put in place a new strategic plan, which addressed fiscal 2005, 2006 and 2007. In fiscal 2005, we continued implementing the necessary changes to transition from an R&D-focused company and culture to a business that is focused on customers and operational excellence. As with any R&D-focused company, engineering generally dominates the business process. We changed our focus to be driven by market and customer requirements. With this new direction, engineering projects are approved based on market requirements and decisions to move forward on projects are tied to our financial goals. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In order to increase volume and reduce cost, we are focusing our efforts in vertical markets that we expect to generate repeat business for the Company. To support our opportunities to grow in these target markets, we enhanced the reliability of our products’ performance through a multi-faceted approach. We developed new processes and enhanced training to assist those who apply, install and use our products, and we improved the products themselves. We believe these changes are critical to our efforts to become cash flow positive by fiscal year 2007. Fiscal 2005 was a year of change within the Company as we improved internal processes, rationalized manufacturing and engineering and restructured sales and service to improve customer satisfaction.

     At the end of fiscal 2005, we revisited our strategic plan. With the first year of the initial plan behind us, we reassessed our view of fiscal years 2006 and 2007 and added on our expectations for fiscal year 2008. While some aspects of the initial plan were modified, the overall direction, targets and key initiatives remained in tact. An overview of our strategic plan progress and its current status follows:

1)	Focus on vertical markets – Within the distributed generation markets that we serve, we are focusing on vertical markets that we identified as having the greatest near-term potential. The markets we are focusing on: CHP, CCHP, resource recovery, power reliability and remote power, are consistent with those identified a year ago. Within each of these select markets, we have identified specific targeted vertical market segments. Our specific targets have been modified based on the results of our market development efforts in fiscal 2005. We are continuing to address the critical factors to penetrating these markets and have built our plans around these actions.

2)	Sales and Distribution Channel – A year ago, we identified the need to hone our channels of distribution. While some distributors and representatives had business capabilities to support our growth plans in our targeted markets, others did not. Additionally, we identified the need to add new distributors and representatives who were experienced in our target markets. We made significant progress in tailoring our distribution channels to our needs in fiscal 2005. In the Americas, we went from 48 distributors to 9 distributors and 3 dealers. Internationally, we added distribution in a number of countries where we were previously under-represented. In fiscal 2006, we intend to continue to refine the distribution channels to address our specific targeted markets.

3)	Geographies – The Americas have been, and will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. In fiscal 2005, we opened a sales and service office in New York. We intend to use this presence to expand our penetration in the Northeastern market. Based on our belief that Europe will offer significant opportunities, we opened a European headquarters office in Milan, Italy in fiscal 2005. Since establishing that office, we have seen an improvement in our sales in Europe. In fiscal 2006, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities we believe offer the potential for relatively significant sales volumes over the next three years.

4)	Service – During fiscal 2005, we entered the direct service business. Previously, the service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In fiscal 2005, we put the resources in place to initiate our direct service offering in North America. While we had less than $0.5 million of service revenues in fiscal 2005, we expect to leverage the investments we have made by entering into a larger number of service agreements in fiscal

2006. To support our distributors throughout the world, we added field service engineers in the U.S., Europe and Japan. We also intend to establish a spare parts distribution center in strategic locations to ensure timely delivery of parts.

5)	Product Robustness and Life Cycle Maintenance Costs – Customers expect high performance and competitive total cost of ownership. To address those needs, we must continually ensure a high level of performance. Performance is affected not only by the microturbine, but also by the proper application design and installation, and the quality of ongoing service. We established a team to enhance the robustness of both our Model C30 and Model C60 products. The objective of this team was to meet, and then exceed, an average of 8,000 hours mean-time-between-failures for our microturbines. Based on our expected performance of units being manufactured and shipped, the team met this goal early in fiscal 2005. These product robustness enhancements also resulted in lowering our per unit warranty costs and other support costs.

To further provide us with the ability to evaluate microturbine performance in the field, we developed a “real-time” remote monitoring and diagnostic feature. This feature allows us to monitor installed units instantaneously and collect operating data on a continual basis. We intend to use this information to anticipate and quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement. We expect this feature to be very important to allowing us to better serve our customers.

6)	New product development – Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms — the Model C30 and Model C60, will be our foundational product lines throughout the strategic planning period. Our product development efforts are centered on enhancing the features of these base products.

7)	Cost and Core Competencies – Improving overall product cost is an important element of the strategic plan. The planning process identified opportunities for improvement through focusing on core competencies. We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have capabilities to add value. In conjunction with these changes, we have identified a number of supply chain driven component cost reduction actions. While we are driving to reduce costs, commodity price increases in mid-to-late fiscal 2005 have increased our costs of goods sold. In response to this, near year-end, we increased prices an average of 7%.

     We believe that execution in each of these key areas of our strategic plan will be important in continuing Capstone’s transition from an R&D focused company with a promising technology and early market leadership to a cash flow positive company by fiscal 2007 with growing market presence and improving financial performance. We expect fiscal 2006 to be an important year in our transformation. While we expect to continue to invest in the business, we expect to begin seeing the results of our efforts. We expect revenues in fiscal 2006 to be at least twice those of fiscal 2005. We believe we will move from gross losses to positive gross margin in fiscal 2006. Further, our goal is to use less cash for operating and investing activities in fiscal 2006 than in any prior annual period in our history as a public company.

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

•	We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our intangible assets consist of a license granted to the Company to use a former supplier’s intellectual property and marketing rights repurchased by the Company from a former shareholder. Long-lived assets are being depreciated or amortized over their estimated useful lives. Intangible assets are being amortized over their estimated useful lives. Future write-downs may be required if the value of these assets becomes impaired, and depreciation and amortization may be accelerated if estimated useful lives are shortened. We recorded a $0.6 million loss in fiscal 2005 on assets held for sale as of March 31, 2005. The Company recognized a full impairment loss on marketing rights of $16.0 million in the second quarter of the year ended December 31, 2002 (“Calendar 2002”) and in the fourth quarter of Calendar 2002 recorded a partial impairment loss of $5.0 million on fixed assets and the manufacturing license related to our recuperator core facility. We identify asset groups in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and compare the expected future cash flows to be generated from asset groups to the carrying value of the assets. In the event that the future cash flows are insufficient to recover the value of the assets, we write-down the asset group to their estimated fair value. While we currently have no indications of events or circumstances that indicate additional impairments are warranted, future changes in our forecast expectations or changes in our utilization of these or other assets may result in further impairment of our long-lived assets.

•	Our inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventory. In addition, inventories are classified as current or long-term based on our sales forecast. A change in forecast could impact the classification of inventory and may also result in further write-downs of inventory which could be material to our financial condition and results of operations.

•	We provide for the estimated cost of warranties at the time revenue from sales is recognized. We also accrue the estimated costs to address reliability repairs on products no longer under warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts and labor to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. As the Company has more units commissioned and longer periods of actual performance, additional data becomes available to assess expected warranty costs. When we have statistically valid evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in estimate are recorded in the period that new information becomes available. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required and could be material to our financial condition and results of operations.

•	Our revenues consist of sales of products, parts, accessories and services, net of discounts and allowances for sales returns. Our distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning services. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 60 days, no right of return or exchange, and no post-shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, selling price is fixed or determinable and collectibility is reasonably assured. While there are no rights or return privileges on product sales, we have made some limited exceptions to the no-right-of-return policy. We have provided an allowance for future sales returns based on historical information. Our operating policy may change in the future.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required.

•	We have a history of unprofitable operations. These losses generated significant federal and state net operating loss (“NOL”) carryforwards. GAAP requires that we record a valuation allowance against the deferred income tax assets associated with these NOLs if it is “more likely than not” that we will not be able to utilize them to offset future income taxes. Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, a valuation allowance has been provided against all of our deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred income tax asset at that time. Such adjustment would increase income in the period that the determination was made.

•	We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal matters, requires us to use our judgment. Any unfavorable outcome of litigation or other contingencies could have an adverse impact on our financial condition and results of operations.

Results of Operations

Change in Fiscal Year

     On December 12, 2003, we changed our fiscal year end from December 31 to March 31. We filed a report for the three-month transition period from January 1, 2003 through March 31, 2003 with the Securities and Exchange Commission on January 26, 2004. The results of operations and cash flows for the transition period January 1, 2003 to March 31, 2003 are included in this Annual Report on Form 10-K. Our fiscal year commences on April 1 and ends on March 31.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

Revenues

     Revenues increased $4.4 million to $17.0 million for the year ended March 31, 2005 from $12.6 million for the year ended March 31, 2004. Revenues are reported net of sales returns and allowances. Shipments during the current period were 16.5 megawatts compared with 11.5 megawatts in the prior period. Approximately 85% of the increased revenue between periods came from higher sales volumes of Model C60 products. Growth in CHP and CCHP applications is driving the higher demand for the Model C60 product.

     One customer accounted for 15% of the Company’s net revenues for the year ended March 31, 2005. No customer accounted for 10% or more of the Company’s net revenues for the year ended March 31, 2004. In each year, our top ten customers generated approximately 60% of the total revenues for the year. Only three companies were in the top ten customers by revenue in both fiscal 2005 and fiscal 2004. This demonstrates that we are building strength in our distribution channel. The top ten customers as a group produced results approximately 45% higher than they did in the prior year. Since seven of these ten customers were not in the top ten last year, this reflects that they are either continuing distributors who are gaining traction in their marketplaces, or they are new distributors or dealers who are already among the top in producing results. These changes in the performance of our distribution base reflects the strategy we undertook at the beginning of fiscal 2005. This strategy included focusing on target markets we believed held greater prospects for improved sales and improving the distribution channel. The change in the distribution channel entailed terminating some of the previously existing agreements and entering into new agreements with distributors and dealers we believed would be capable of growing sales in our targeted markets. Our efforts to develop our target markets in concert with a more productive base of distributors and dealers yielded the improved sales between years.

     Late in fiscal 2005, we increased our product sales prices an average of approximately 7% in response to our increasing costs for commodity metals. While this price increase will increase the per-unit revenues in the future, it is not expected to have a material effect on contribution margin because of the offsetting increase in product costs. We expect to roughly double our sales in fiscal 2006 from the levels reported in fiscal 2005.

Gross Loss

     Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. We had a gross loss of $6.9 million for the year ended March 31, 2005, compared with $16.8 million for the year ended March 31, 2004, an improvement of $9.9 million. The improvement in cost of goods sold came from warranty cost changes between the years.

     In fiscal 2004, we recorded warranty charges of $9.8 million. We record a per-unit warranty at the time the product is shipped. In fiscal 2004, we recorded a liability for several reliability repair programs based on a decision we made to voluntarily undertake programs to provide some repairs, in addition to repairs under warranty, for products sold in prior periods. The liability was recorded at the time of management’s commitment to the programs. In total, in fiscal 2004, we recorded $8.5 million of warranty charges related to preexisting warranties and the reliability repair programs, in addition to $1.3 million recorded at the time of product shipments. By contrast, in fiscal 2005, we recorded $3.4 million of warranty charges related to products shipped in the period and a benefit of $4.1 million from changes in estimates related to preexisting warranties and the reliability repair programs. On a net basis, the fiscal 2005 warranties were a benefit of $0.7 million. Overall, the standard warranty cost per unit was lower in fiscal 2005 than in the prior year as a result of our efforts to focus on reliability. However, certain models of products shipped in fiscal 2005 will be subject to repairs identified under the reliability repair programs. The additional warranty liabilities related to the reliability repair programs were recorded for those units as they shipped. All products being shipped as of the end of fiscal 2005 incorporated virtually all of the changes represented by the reliability repair programs. Throughout fiscal year 2005, we have experienced reductions in the accruals for preexisting warranties and the reliability repair programs. The reductions in the preexisting warranties arose because of improvements that have been made through engineering design changes. When we have statistically valid evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. We have also experienced lower than anticipated costs overall from the reliability repair programs. Since recording the liabilities, advances in our technology and know how have resulted in revisions to the estimated costs to remediate the identified problems. In addition, after the reliability repair programs were established, one customer did not participate in a program as agreed upon and therefore, their portion of the program was cancelled. Changes in estimates are recorded in the period that new information becomes available. Based on incorporation of the reliability repair items in the products we now ship and the improvement we are experiencing in historical warranty occurrence rates, we expect warranty costs per unit recorded at the time of product shipment to be lower in fiscal 2006 than were recorded in either fiscal 2005 or fiscal 2004.

     We had previously fully written-down inventories of recuperator cores and have started using some of these cores in production, which had reduced our gross loss. We used $0.3 million and $0.5 million of these cores during the years ended March 31, 2005 and 2004, respectively.

     We expect to continue to incur gross losses until such time as we are able to increase our contribution margins, through higher sales volumes and margins, as well as lower direct materials costs, and lower our manufacturing costs through efforts such as outsourcing non-core functions.

R&D Expenses

     R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and material costs associated with development. R&D expenses increased $0.5 million to $11.8 million for the year ended March 31, 2005 from $11.2 million for the year ended March 31, 2004. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $0.5 million in fiscal 2005 compared to $1.5 million in fiscal 2004. Therefore, the underlying spending was nearly the same for the two periods. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs. Our remaining funding under the DOE Advanced Microturbine System program is approximately $1.0 million as of March 31, 2005. Our remaining funding under the DOE program for the research, development and testing of packaged cooling, heating and power systems for buildings is approximately $1.7 million as of March 31, 2005 which would require us to provide at least $1.3 million of our own R&D expenditures. We expect R&D spending in fiscal 2006 to be somewhat lower than in fiscal 2005. This change is expected to come from higher spending, but with the increased spending more than offset by cost sharing programs. We expect to enter into at least one new cost sharing program in fiscal 2006. If we do not enter into the cost sharing programs as expected, we will not incur some of the planned costs and would, as a result, expect our spending in fiscal 2006 to be roughly equivalent to that incurred in fiscal 2005.

Selling, General and Administrative Expenses (“SG&A”)

     SG&A expenses include compensation and related expenses in support of our general corporate functions, which include human resources, finance and accounting, shareholder relations, quality, information systems and legal services. SG&A expenses increased $1.6 million to $22.4 million for the year ended March 31, 2005 from $20.8 million for the year ended March 31, 2004. Of the increased spending between years, approximately $2.0 million was for consulting services used to assist the Company with its Sarbanes-Oxley compliance efforts, enhancement of its information technology systems and related processes, as well as assistance with developing sales opportunities in its target markets. This increase was partially offset by a $0.4 million reduction in all other spending. We expect the SG&A costs in fiscal 2006 to be slightly lower.

Interest Income

     Interest income was consistent between periods at $1.3 million for each of the years ended March 31, 2005 and 2004. We expect interest income to decline in fiscal 2006 as we continue to use cash.

Income Tax Provision

     At March 31, 2005, we had federal and state net operating loss carryforwards of approximately $342.3 million and $233.8 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations of the Internal Revenue Code of 1986 and similar state provisions. We have provided a valuation allowance for 100% of our net deferred tax asset of $154.9 million at March 31, 2005 due to the uncertainty surrounding realizing the benefits of these favorable tax attributes in future income tax returns. Similarly, in fiscal 2004, the net deferred tax asset was fully reserved.

Year Ended March 31, 2004 Compared to Year Ended December 31, 2002

Revenues

     Revenues decreased $6.9 million to $12.6 million for the year ended March 31, 2004 from $19.5 million for the year ended December 31, 2002. Revenues are reported net of sales returns and allowances. Shipments during the period were 11.5 megawatts compared with 18.7 megawatts in the prior period. The lower sales resulted from our change in strategy to focus on selling products in our targeted markets where we expect to ultimately realize higher contribution margins, rather than focusing on sales volume alone. We are becoming more selective in selling products into markets that we intend to develop rather than into a wide array of applications. We chose our targeted markets, which broadly, are in the categories of CHP, CCHP, resource recovery, power reliability and remote power, because we believe they have near term prospects for adoption of our products and higher average contribution margins than other potential markets. Until we develop improved channels for sales into our targeted markets, we expect our sales will be adversely impacted.

     No customer accounted for 10% or more of the Company’s net revenues for the year ended March 31, 2004. Two customers accounted for 12% and 10% of the Company’s net revenues for the year ended December 31, 2002.

Gross Loss

     Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. We had a gross loss of $16.8 million for the year ended March 31, 2004, compared with $22.0 million for the year ended December 31, 2002. Cost of goods sold in calendar 2002 included a partial impairment loss of $5.0 million related to our recuperator core facility, inventory write-downs of $4.8 million and warranty charges of $6.2 million. In fiscal 2004, we had no impairment loss; inventory write-downs were $0.9 million; and warranty charges were $9.8 million. In the fourth quarter of fiscal 2004, we recorded a liability for several reliability repair programs based on a decision we made to voluntarily undertake programs to provide some repairs, in addition to repairs under warranty, for products sold in prior periods. The liability was recorded at the time of management’s commitment to the programs. In fiscal 2004, we recorded $8.5 million of warranty charges related to preexisting warranties and the reliability repair programs. In addition we recorded $1.3 million in per-unit warranties related to products sold in the year. While total revenues decreased 35% from calendar 2002 to fiscal 2004 the gross loss was comparable before consideration of the impairment loss recorded in calendar 2002.

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

R&D Expenses

     R&D expenses increased $4.2 million to $11.2 million for the year ended March 31, 2004 from $7.0 million for the year ended December 31, 2002. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $1.5 million in fiscal 2004 compared to $5.6 million in calendar 2002. Therefore, the underlying spending was nearly the same for the two periods. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs. Our remaining funding under the DOE Advanced Microturbine System program was approximately $1.0 million as of March 31, 2004 which would require us to provide at least $3.3 million of our own R&D expenditures. Our remaining funding under the DOE program for the research, development and testing of packaged cooling, heating and power systems for buildings was approximately $2.0 million as of March 31, 2004 which would require us to provide at least $1.6 million of our own R&D expenditures.

SG&A Expenses

     SG&A expenses decreased $11.0 million to $20.8 million for the year ended March 31, 2004 from $31.8 million for the year ended December 31, 2002. In calendar 2002, we had amortization expense of $2.7 million related to marketing rights that were fully impaired in the second quarter of calendar 2002. Other key drivers of the lower SG&A expenses in fiscal 2004 were reduced spending on labor of $2.6 million, consulting services of $2.7 million, legal services of $0.7 million and facilities of $1.0 million.

Impairment Loss

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

Interest Income

     Interest income decreased $1.5 million to $1.3 million for the year ended March 31, 2004 from $2.8 million for the year ended December 31, 2002. The decrease was primarily attributable to lower cash balances.

Income Tax Provision

     At March 31, 2004, we had federal and state net operating loss carryforwards of approximately $298.8 million and $214.8 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations of the Internal Revenue Code of 1986 and similar state provisions. We have provided a valuation allowance for 100% of our net deferred tax asset of $140.0 million at March 31, 2004 due to the uncertainty surrounding realizing the benefits of these favorable tax attributes in future income tax returns.

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

Amounts in thousands, except per share data

	Year Ended March 31, 2005				Year Ended March 31, 2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total net revenues	$2,955	$3,925	$4,683	$5,405	$4,132	$2,347	$3,251	$2,877
Cost of goods sold	5,090	5,625	6,427	6,766	6,739	4,551	6,359	11,736

Gross loss	(2,135)	(1,700)	(1,744)	(1,361)	(2,607)	(2,204)	(3,108)	(8,859)
Operating costs and expenses:
R&D	3,414	2,919	2,793	2,635	2,450	2,402	3,034	3,335
Selling, general and administrative	5,208	5,193	5,612	6,406	4,676	4,643	5,688	5,833

Loss from operations	(10,757)	(9,812)	(10,149)	(10,402)	(9,733)	(9,249)	(11,830)	(18,027)
Net loss	$(10,534)	$(9,147)	$(9,770)	$(9,998)	$(9,398)	$(8,992)	$(11,567)	$(17,780)

Net loss per common share – basic and diluted	$(0.13)	$(0.11)	$(0.12)	$(0.12)	$(0.12)	$(0.11)	$(0.14)	$(0.21)

     In the fourth quarter of fiscal 2005, we reported three significant items. First, in March 2005 we decided to sell assets previously held for production. This equipment was identified for sale because current production techniques and volume requirements indicated

it would not be needed to support production. The intended purchaser has offered $80,000 for this equipment, which we believe reasonably approximates the fair market value. Accordingly, the assets have been written down to this market value and a loss on assets held for sale of $614,000 was recorded in Cost of Goods Sold. Second, the warranty reliability repair liability was reduced $1.8 million based on newly available statistically valid evidence that product changes are altering the historical failure occurrence rates. This information was used to estimate future warranty liabilities and resulted in the reduction of the previously recorded warranty liability. And third, we recorded an adjustment of $609,000 to increase depreciation and amortization expense on equipment and leasehold improvements to correct an error that resulted because our financial accounting software was not properly configured during our change in fiscal year, which was implemented in the quarter ended March 31, 2004. Of the $609,000, $382,000 related to expenses that should have been recorded in the first three quarters of fiscal 2005 and the remaining $227,000 was an expense related to the fourth quarter’s operations.

     In the last quarter of fiscal 2004, the Company recorded an $8.9 million liability for reliability repair programs committed to at that time.

Liquidity and Capital Resources

     Our cash requirements depend on many factors, including the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. We believe that our current cash balance is sufficient to fund operating losses and our currently projected commitments to reach the point of positive cash flow. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

     We used a total of $38.8 million of cash and cash equivalents during the year ended March 31, 2005 compared to $30.2 million for the year ended March 31, 2004. The cash was used in:

Operating Activities —During the year ended March 31, 2005 we used $37.4 million in cash in our operating activities, which consisted of a net loss for the period of approximately $39.4 million, offset by non-cash adjustments (primarily depreciation and impairment charges) of $6.3 million and cash used for working capital of approximately $4.3 million. This compared to operating cash usage of $29.5 million during the year ended March 31, 2004, which consisted of a net loss for the period of approximately $47.7 million, offset by non-cash adjustments (primarily depreciation and warranty charges) of $18.1 million and cash generated from working capital of approximately $0.2 million. The increased cash used to fund the net loss was $4.2 million higher spending for labor and consulting throughout the Company, offset by $0.9 million in lower spending for insurance. The change between periods due to working capital is largely attributable to a $7.9 million use from increases in inventory in the current year as compared with decreases in the prior year, offset by $2.2 million less cash used for warranties and $1.5 million more cash generated from collections of accounts receivable. A year ago, inventory reductions yielded working capital benefits. This year, inventories have increased from purchases made in anticipation of expected future demands, and this has used cash. By contrast, accounts receivable increased last year, but in fiscal 2005, they reduced, yielding higher cash collections. Warranties used cash in each period but because of the improved product performance being experienced, less cash was used for warranties in fiscal 2005 than in the prior year.

Investing Activities — Net cash used in investing activities for acquisition of fixed assets was $1.1 million for the year ended March 31, 2005 compared to $1.3 million for the year ended March 31, 2004. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in the previous years.

Financing Activities — During the year ended March 31, 2005, we used $0.3 million for financing activities as compared with the prior year where $0.6 million was generated. The exercise of stock options, restricted stock awards and employee stock purchases yielded $0.3 million in cash in fiscal 2005 as compared with $2.1 million in the prior year. Repayments of capital lease obligations used $0.6 million this year as compared with $1.4 million a year ago because the leases were fully paid off during this year.

     We anticipate that as a result of our efforts to build sales and margins while controlling costs we will lower our cash usage. Our goal for fiscal 2006 is to use less cash for operating and investing activities than in any prior annual period in our history as a public company.

Contractual Obligations and Commercial Commitments

     At March 31, 2005, our commitments under the note payable and non-cancelable operating leases were as follows:

	Payments Due by Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Note payable	$83,000	$19,000	$39,000	$25,000	$—
Operating lease commitments	$8,384,000	$1,698,000	$2,956,000	$3,130,000	$600,000

     As of March 31, 2005, we had firm commitments to purchase inventories of approximately $7.8 million. Inventory delivery dates and related payments are not firmly scheduled. Therefore, amounts under these firm purchase commitments will be due concurrent with the receipt of the related inventory.

     In June 2001, we were awarded a $3.0 million grant from the DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million, which would require us to provide approximately $2.5 million of our own R&D expenditures. We billed the DOE under this agreement $1.3 million through March 31, 2005. Our remaining funding under this program is approximately $1.7 million as of March 31, 2005 which would require us to provide at least $1.3 million of our own R&D expenditures. There are no required scheduled due dates related to the incurrence of the additional expenditures under this program.

Impact of Recently Issued Accounting Standards

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. We plan to prospectively adopt SFAS No. 154 at the beginning of fiscal 2007.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. We plan to adopt SFAS No. 151 at the beginning of fiscal 2007. We have not determined the impact that adoption of this standard will have on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”. We will be required to adopt SFAS No. 123R at the beginning of fiscal 2007. We believe that the adoption of SFAS No. 123R could have a material impact on the amount of earnings the we report in fiscal 2007. We have not yet determined the specific impact that adoption of this standard will have on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     We do not currently use derivative financial instruments that expose us to market risk. Information required by this item is included in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to Consolidated Financial Statements.

Foreign Currency

     We currently develop products in the U.S. and market and sell our products predominantly in North America, Europe and Asia. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and supplies are currently made in U.S. dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. In the future, as our customers, employees and vendor bases expand, we anticipate entering into more transactions that are denominated in foreign currencies.

Interest

     We have no long-term debt outstanding, except for a note payable, capital leases and deferred rent, and do not use any derivative instruments. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments.

Item 8. Financial Statements and Supplementary Data.

CAPSTONE TURBINE CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

     We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiary (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended March 31, 2005 and 2004, three months ended March 31, 2003 and year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended March 31, 2005 and 2004, three months ended March 31, 2003 and year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 29, 2005

CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$63,593,000	$102,380,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $536,000 in 2005 and $479,000 in 2004	3,150,000	4,170,000
Inventory	11,273,000	7,893,000
Prepaid expenses and other current assets	912,000	1,099,000
Assets held for sale	80,000	—

Total current assets	79,008,000	115,542,000

Equipment and Leasehold Improvements:
Machinery, equipment and furniture	18,760,000	20,877,000
Leasehold improvements	8,563,000	8,499,000
Molds and tooling	3,096,000	4,363,000

	30,419,000	33,739,000
Less accumulated depreciation and amortization	19,890,000	18,718,000

Total equipment and leasehold improvements	10,529,000	15,021,000
Non-Current Portion of Inventory	3,990,000	3,936,000
Intangible Asset, net	1,427,000	1,694,000
Other Assets	236,000	352,000

Total	$95,190,000	$136,545,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,324,000	$2,790,000
Accrued salaries and wages	1,442,000	1,664,000
Other accrued liabilities	2,472,000	2,043,000
Accrued warranty reserve	8,667,000	11,695,000
Deferred revenue	1,522,000	1,166,000
Current portion of notes payable and capital lease obligations	19,000	582,000

Total current liabilities	17,446,000	19,940,000

Long-Term Portion of Note Payable and Capital Lease Obligations	64,000	13,000

Other Long-Term Liabilities	1,002,000	1,149,000

Commitments and Contingencies	—	—
Stockholders’ Equity:

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 85,379,446 shares issued and 84,828,238 shares outstanding at March 31, 2005; 85,025,817 shares issued and 84,474,609 shares outstanding at March 31, 2004	85,000	85,000
Additional paid-in capital	530,931,000	530,394,000
Accumulated deficit	(453,469,000)	(414,020,000)
Less deferred stock compensation	(356,000)	(503,000)
Less treasury stock, at cost; 551,208 shares in 2005 and 2004	(513,000)	(513,000)

Total stockholders’ equity	76,678,000	115,443,000

Total	$95,190,000	$136,545,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

			Three
			Months
	Years Ended		Ended	Year Ended
	March 31,		March 31,	December 31,
	2005	2004	2003	2002
Net Revenues	$16,968,000	$12,607,000	$2,782,000	$19,529,000
Cost of Goods Sold	23,908,000	29,385,000	4,956,000	41,530,000

Gross Loss	(6,940,000)	(16,778,000)	(2,174,000)	(22,001,000)
Operating Expenses:
Research and development	11,761,000	11,221,000	1,006,000	6,966,000
Selling, general and administrative	22,419,000	20,840,000	4,821,000	31,846,000
Impairment loss on marketing rights	—	—	—	15,999,000

Total operating costs and expenses	34,180,000	32,061,000	5,827,000	54,811,000

Loss from Operations	(41,120,000)	(48,839,000)	(8,001,000)	(76,812,000)
Interest Income	1,338,000	1,284,000	439,000	2,840,000
Interest Expense	(37,000)	(183,000)	(73,000)	(407,000)
Other Income, net	372,000	1,000	2,000	26,000

Loss Before Income Taxes	(39,447,000)	(47,737,000)	(7,633,000)	(74,353,000)
Provision for Income Taxes	2,000	2,000	2,000	2,000

Net Loss	$(39,449,000)	$(47,739,000)	$(7,635,000)	$(74,355,000)

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.47)	$(0.58)	$(0.09)	$(0.95)

Weighted Average Common Shares Outstanding	84,377,794	82,348,711	81,410,614	78,130,795

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deferred		Total
	Common Stock		Additional	Accumulated	Stock	Treasury	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Compensation	Stock	Equity
Balance, December 31, 2001	77,207,383	$77,000	$521,668,000	$(284,291,000)	$—	$—	$237,454,000
Stock-based compensation			1,024,000				1,024,000
Issuance of common stock	3,994,817	4,000	3,981,000				3,985,000
Exercise of stock options and employee stock purchases	432,835	1,000	279,000				280,000
Purchase of treasury stock						(206,000)	(206,000)
Net loss				(74,355,000)			(74,355,000)

Balance, December 31, 2002	81,635,035	82,000	526,952,000	(358,646,000)		(206,000)	168,182,000
Stock-based compensation			214,000				214,000
Exercise of stock options and employee stock purchases	65,700		22,000				22,000
Purchase of treasury stock						(215,000)	(215,000)
Net loss				(7,635,000)			(7,635,000)

Balance, March 31, 2003	81,700,735	82,000	527,188,000	(366,281,000)		(421,000)	160,568,000
Stock-based compensation			533,000				533,000
Exercise of stock options and employee stock purchases	2,825,082	2,000	2,083,000				2,085,000
Purchase of treasury stock						(92,000)	(92,000)
Exercise of restricted stock award	500,000	1,000	590,000		(590,000)		1,000
Amortization of deferred stock compensation					87,000		87,000
Net loss				(47,739,000)			(47,739,000)

Balance, March 31, 2004	85,025,817	85,000	530,394,000	(414,020,000)	(503,000)	(513,000)	115,443,000
Stock-based compensation			157,000				157,000
Exercise of stock options and employee stock purchases	310,543		304,000				304,000
Stock awards to Board of Directors	43,086		76,000				76,000
Amortization of deferred stock compensation					147,000		147,000
Net loss				(39,449,000)			(39,449,000)

Balance, March 31, 2005	85,379,446	$85,000	$530,931,000	$(453,469,000)	$(356,000)	$(513,000)	$76,678,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Three Months	Year Ended
	March 31,	March 31,	Ended March 31,	December 31,
	2005	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(39,449,000)	$(47,739,000)	$(7,635,000)	$(74,355,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,181,000	6,180,000	1,573,000	9,891,000
Non-cash reversal of administrative expenses	—	—	(1,099,000)
Impairment loss on fixed assets and manufacturing license	614,000	—	—	5,016,000
Impairment loss on marketing rights	—	—	—	15,999,000
Provision for doubtful accounts and returns	57,000	280,000	220,000	215,000
Inventory write-down	744,000	931,000	243,000	4,793,000
(Benefit) provision for warranty expenses	(682,000)	9,749,000	385,000	6,175,000
Loss on disposal of fixed assets	24,000	315,000	—	102,000
Non-employee stock compensation	129,000	92,000	4,000	—
Employee and director stock compensation	251,000	528,000	210,000	1,024,000
Changes in operating assets and liabilities:
Accounts receivable	963,000	(509,000)	732,000	2,907,000
Inventory	(4,062,000)	3,871,000	(967,000)	1,272,000
Prepaid expenses and other assets	187,000	258,000	990,000	(1,202,000)
Accounts payable	534,000	440,000	(873,000)	830,000
Accrued salaries and wages and other accrued and long term liabilities	60,000	890,000	(580,000)	683,000
Accrued warranty reserve	(2,346,000)	(4,551,000)	(634,000)	(3,406,000)
Deferred revenue	356,000	(247,000)	512,000	(737,000)

Net cash used in operating activities	(37,439,000)	(29,512,000)	(6,919,000)	(30,793,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,057,000)	(1,299,000)	(271,000)	(2,515,000)
Proceeds from sale of equipment	3,000	28,000	—	—

Net cash used in investing activities	(1,054,000)	(1,271,000)	(271,000)	(2,515,000)

Cash Flows from Financing Activities:
Repayment of capital lease obligations	(598,000)	(1,415,000)	(343,000)	(1,309,000)
Exercise of stock options, restricted stock award and employee stock purchases	304,000	2,086,000	22,000	280,000
Purchase of treasury stock	—	(92,000)	(215,000)	(206,000)
Net proceeds from issuance of common stock	—	—	—	3,985,000

Net cash provided by (used in) financing activities	(294,000)	579,000	(536,000)	2,750,000

Net Decrease in Cash and Cash Equivalents	(38,787,000)	(30,204,000)	(7,726,000)	(30,558,000)
Cash and Cash Equivalents, Beginning of Year	102,380,000	132,584,000	140,310,000	170,868,000

Cash and Cash Equivalents, End of Year	$63,593,000	$102,380,000	$132,584,000	$140,310,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$35,000	$183,000	$73,000	$407,000
Income taxes	$2,000	$2,000	$2,000	$2,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company

     Capstone Turbine Corporation (the “Company”) develops, manufactures, and markets microturbine generator sets for use in co-generation, resource recovery, power reliability and remote power applications in the markets for distributed power generation. The Company was organized in 1988 and has been commercially producing microturbine generators since 1998.

     The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs. To date, the Company has funded its activities primarily through private and public equity offerings.

2. Summary of Significant Accounting Policies

     Principles of Consolidation — The consolidated financial statements include the accounts of the parent company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

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

Three Months
Ended
March 31, 2002
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

     Financial Instruments — The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value based on their short-term nature.

     Accounts Receivable — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company also provides an allowance for sales returns. While the Company sells without rights of return, because occasional exceptions have been made, an allowance is provided based on historical return rates.

     The following table shows the changes in the allowance for doubtful accounts and sales returns from December 31, 2002 to March 31, 2005:

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to	from	at End
	of Year	Operations	Reserve	of Year
Allowance for doubtful accounts and sales returns:
December 31, 2002	$163,000	$215,000	$184,000	$194,000
March 31, 2003	$194,000	$220,000	$—	$414,000
March 31, 2004	$414,000	$280,000	$215,000	$479,000
March 31, 2005	$479,000	$488,000	$431,000	$536,000

     Inventories — The Company values inventories at lower of cost or market. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company’s products. All inventories expected to be used in more than one year are classified as long-term.

     Assets Held for Sale — Assets held for sale consists of those assets where: (a) management, having the authority to approve the action, committed to plans to sell the assets, (b) the assets are available for immediate sale in their present condition, subject to terms that are usual and customary for sales of such assets, (c) an active program to locate buyers and other actions required to complete the plans to sell the assets have been initiated, (d) the sales of the assets are probable and transfers of the assets are expected to qualify for recognition as a completed sale within one year, (e) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair market value, and (f) actions required to complete the plans to sell the assets indicate that it is unlikely that significant changes to the plans will be made or that the plans will be withdrawn. As a result of manufacturing efficiency improvements, assets previously held for production were identified as excess and made available for sale. This resulted in an impairment charge of $0.6 million in fiscal 2005. These assets are being marketed to identified potential customers and are expected to be sold within one year.

     Depreciation and Amortization — Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized over the period of the lease or the estimated useful lives of the assets, whichever is shorter. Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method. Amortization of assets under capital leases and intangible assets are included with depreciation and amortization expense. Depreciation and amortization expense was $5,181,000, $6,180,000 and $9,891,000 for the years ended March 31, 2005, March 31, 2004 and December 31, 2002, respectively. Depreciation and amortization expense was $1,573,000 for the three months ended March 31, 2003.

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

     Deferred Revenue — Deferred revenue consists of deferred service revenues and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company’s revenue recognition policy. The Company has the right to retain all or part of deposits under certain conditions.

     Revenues — The Company’s revenues consist of sales of products, accessories, parts and service, net of discounts and allowances for sales returns. Capstone’s distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning services. The Company’s standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 60 days, no right of return or exchange, and no post-shipment performance obligations by Capstone except for warranties provided on the products and parts sold. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulleting No. 104, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, selling price is fixed or determinable and collectibility is reasonably assured. While there are no rights of return privileges on product sales, the Company has made some limited exceptions to the no-right-of-return policy. Therefore, the Company has provided for an allowance for future sales returns based on historical information. Service revenues are recognized as performed. To date, the Company has not had significant levels of service revenues. Services performed by the Company have consisted primarily of commissioning and time and materials based contracts. The time and materials contracts are usually related to out-of-warranty units.

     Warranty Policy — The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to three years. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has statistically valid evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

     Research and Development (“R&D”) — The Company accounts for grant distributions as offsets to R&D expenses. Total offsets to R&D expenses amounted to $0.5 million, $1.5 million, $1.7 million and $5.6 million for the years ended March 31, 2005 and March 31, 2004, three months ended March 31, 2003, and year ended December 31, 2002, respectively.

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

     Contingencies — The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

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

     The Company sells only microturbines and related parts and services. One customer accounted for 15% of the Company’s net revenues for the year ended March 31, 2005. No customer accounted for 10% or more of the Company’s net revenues for the year ended March 31, 2004. Two customers accounted for 32% and 18% of the Company’s net revenues for the three months ended March 31, 2003. Two customers accounted for 12% and 10% of the Company’s net revenues for the year ended December 31, 2002. Accounts receivable included $477,000 and $2,228,000 for unpaid billings to the government under cost-sharing programs at March 31, 2005 and March 31, 2004, respectively.

     The Company’s production relies on metals, which are currently in high demand and therefore can be difficult or expensive to obtain. Additionally, several components of the Company’s products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

     Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Net Loss Per Common Share — Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2005, March 31, 2004, March 31, 2003 and December 31, 2002 were 9.0 million, 8.1 million, 10.0 million and 10.6 million, respectively.

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

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended	Year Ended	Three Months	Year Ended
	March 31,	March 31,	Ended March 31,	December 31,
	2005	2004	2003	2002
Net loss attributable to common stockholders, as reported	$(39,449,000)	$(47,739,000)	$(7,635,000)	$(74,355,000)
Add: Stock-based employee compensation associated with stock options included in reported net loss	151,000	528,000	210,000	1,024,000
Deduct: Total stock-based employee compensation expense associated with stock options determined under fair value based method for all awards	(3,803,000)	(5,233,000)	(1,897,000)	(9,117,000)

Pro forma net loss	$(43,101,000)	$(52,444,000)	$(9,322,000)	$(82,448,000)

Net Loss per share – Basic and Diluted:
As reported	$(0.47)	$(0.58)	$(0.09)	$(0.95)
Pro forma	$(0.51)	$(0.64)	$(0.11)	$(1.06)

     In computing the impact of SFAS No. 123, the weighted-average fair value per option share of stock option grants of $1.46, $1.26, $0.80, and $1.27 for the years ended March 31, 2005 and March 31, 2004, three months ended March 31, 2003 and year ended December 31, 2002, respectively, was estimated at the dates of grant using the following assumptions: risk-free interest rate of approximately 3.6%, 3.1%, 2.9% and 3.8%, respectively, and no assumed dividend yield. The weighted average expected life of the options was five years. The volatility used was 109%, 119%, 120% and 127%, respectively. For purposes of determining the SFAS No. 123 pro forma compensation expense, the fair value of the options is amortized over the vesting period. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models even though such models were developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company’s stock option awards.

     Supplemental Cash Flow Information — During 2005, the Company financed an equipment purchase of $94,000 through a note payable obligation. During 2004, the Company financed an equipment purchase of $21,000 through a capital lease obligation.

     Segment Reporting — The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of this operating segment are the development, manufacture and sale of turbine generator sets and their related accessories, parts and service. Following is the geographic revenue information based on the customer’s primary operating location:

	Year Ended	Year Ended	Three Months	Year Ended
	March 31,	March 31,	Ended March 31,	December 31,
	2005	2004	2003	2002
United States	$8,859,000	$6,965,000	$1,411,000	$11,246,000
Japan	1,659,000	1,888,000	78,000	4,132,000
Italy	1,143,000	317,000	9,000	2,042,000
Mexico	1,075,000	819,000	891,000	—
All others	4,232,000	2,618,000	393,000	2,109,000

Total Net Revenues	$16,968,000	$12,607,000	$2,782,000	$19,529,000

     Revenues and gross loss for the year ended December 31, 2002 were reported net of $569,000 and $79,000, respectively, that resulted from the repossession of 20 units of our 30-kilowatt products from a distributor in Nigeria.

     Substantially all of the Company’s operating assets are in the United States.

     Reclassifications — Certain prior year balances have been reclassified to conform to the current year presentation.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The Company plans to prospectively adopt SFAS No. 154 at the beginning of fiscal 2007.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company plans to adopt SFAS No. 151 at the beginning of fiscal 2007. The Company has not determined the impact that adoption of this standard will have on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company will be required to adopt SFAS No. 123R at the beginning of fiscal 2007. The Company believes that the adoption of SFAS No. 123R could have a material impact on the amount of earnings the Company reports in fiscal 2007. The Company has not yet determined the specific impact that adoption of this standard will have on its financial position or results of operations.

3. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consist of the following:

	March 31,	March 31,
	2005	2004
Raw materials	$11,333,000	$7,899,000
Work in process	2,580,000	2,570,000
Finished goods	1,350,000	1,360,000

Total	15,263,000	11,829,000
Less non-current portion	3,990,000	3,936,000

Current portion	$11,273,000	$7,893,000

     The non-current portion of inventory represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.

4. Intangible Assets and Long-Lived Assets

     The Company’s sole intangible asset is a manufacturing license as follows:

Gross carrying amount	$3,663,000
Accumulated amortization and impairment loss	(1,702,000)

Balance, March 31, 2003	1,961,000
Amortization for the year ended March 31, 2004	(267,000)

Balance, March 31, 2004	1,694,000
Amortization for the year ended March 31, 2005	(267,000)

Balance, March 31, 2005	$1,427,000

     In August 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier, requiring a total of $9.1 million in payments based on various milestones through April 2001. All payments had been made as of December 31, 2001. Under the terms of the agreements, the Company acquired fixed assets and manufacturing technology, which provide the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The agreements require the Company to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. As of March 31, 2005, royalties of $23,000 were earned under the terms of the agreements. No royalties were

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earned in prior periods. As a result of these agreements, the Company and the supplier mutually terminated any obligations under their prior agreements. The total consideration of $9,100,000 was allocated as follows:

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

     The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $267,000, $267,000, and $374,000 of amortization expense for the years ended March 31, 2005, March 31, 2004 and December 31, 2002, respectively, and $68,000 for the three months ended March 31, 2003. The manufacturing license is scheduled to be fully amortized by fiscal year 2011 with corresponding amortization estimated to be $267,000, $267,000, $267,000, $267,000, $267,000 and $92,000 for fiscal years 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

     In 1999, the Company reacquired contractual marketing rights for certain territories from a former shareholder. As part of the agreement with the former shareholder, the Company paid $5.0 million in 1999 and $4.0 million in January 2000 for the marketing rights. In February 2000, the Company issued 1,250,000 shares of Series G preferred stock with a fair value of $8.3 million as part of the consideration paid to reacquire the marketing rights. In addition, the agreement for the repurchase of the marketing rights provided for the acceleration of future royalty payments in the event of an initial public offering. In July 2000, the Company paid $11.0 million in royalty payments, consisting of $204,000 in a previously recorded royalty liability and $10.8 million in an accelerated royalty liability. The Company recorded an intangible asset for the repurchase of marketing rights in the total amount of $28.0 million. The marketing rights were amortized over the original agreement period of 6 years. The Company recorded $2.7 million of amortization expense in selling, general, and administrative expenses for the year ended December 31, 2002. In June 2002, due to a change in sales forecast in the territories covered by the agreement, the Company recognized a full impairment loss on the marketing rights of $16.0 million. The Company estimated the fair value of the marketing rights based on the present value of expected future cash flows for the remaining life of the marketing rights.

5. Accrued Warranty Reserve

     Changes in accrued warranty reserve are as follows:

	March 31,	March 31,	March 31,
	2005	2004	2003
Balance, beginning of the period	$11,695,000	$6,497,000	$6,746,000
Warranty provision relating to products shipped during the period	3,410,000	1,256,000	148,000
Changes for accruals related to preexisting warranties or reliability repair programs	(4,092,000)	8,493,000	237,000
Deductions for warranty payments made in cash or in kind	(2,346,000)	(4,551,000)	(634,000)

Balance, end of the period	$8,667,000	$11,695,000	$6,497,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes

     The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2005 and March 31, 2004:

	March 31,	March 31,
	2005	2004
Deferred tax assets:
Inventory	$3,564,000	$2,453,000
Warranty reserve	3,713,000	5,010,000
Deferred revenue	652,000	495,000
Net operating loss (“NOL”) carryforwards	137,045,000	120,569,000
Tax credit carryforwards	15,515,000	13,440,000
Depreciation, amortization and impairment loss	2,176,000	4,545,000
Other	2,466,000	3,065,000

Total deferred tax assets	165,131,000	149,577,000
Deferred tax liabilities:
State taxes	(10,220,000)	(9,546,000)

Net deferred tax assets before valuation allowance	154,911,000	140,031,000
Valuation allowance	(154,911,000)	(140,031,000)

Total deferred income tax assets	$—	$—

     Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

     The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2005 were as follows:

		Expiration
	Amount	Period
Federal NOL	$342,275,000	2009-2025
State NOL	$233,834,000	2007-2010
Federal tax credit carryforwards	$8,720,000	2009-2025
State tax credit carryforwards	$6,795,000	Various

     The NOLs and federal and state tax credits can be carried forward to offset future taxable income, if any. The federal tax credit carryforward is a Research and Development credit, which may be carried forward. The state tax credits consist of a Manufacturer’s Investment Credit of approximately $800,000, which expires from 2005-2014, as well as a Research and Development Credit of approximately $5,995,000, which may be carried forward indefinitely. Utilization of the NOLs and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations of the Internal Revenue Code of 1986 and similar state provisions. In September 2002, changes in certain California tax laws were enacted, which, among other provisions, suspended the use of corporations’ California NOL carryforwards to offset taxable income in 2002 and 2003. Corporations were permitted to resume using their NOLs to offset taxable income in 2004. Suspended net operating losses generated prior to 2002 that are unavailable for usage as a result of the change in law have an additional two-year life.

     Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder (“Disqualifying Dispositions”) provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $26.1 million of the Company’s federal and state NOL carryforwards as of March 31, 2005 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of $10.4 million associated with these stock options will be excluded from the provision (benefit) for income taxes and credited directly to additional paid-in-capital.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation of income tax benefit to the federal statutory rate follows:

	Year Ended	Year Ended	Three Months	Year Ended
	March 31,	March 31,	Ended March 31,	December 31,
	2005	2004	2003	2002
Federal income tax at the statutory rate	$(13,412,000)	$(16,231,000)	$(2,596,000)	$(25,281,000)
State taxes, net of federal effect	(2,302,000)	(2,785,000)	(445,000)	(4,338,000)
Other	834,000	(955,000)	4,366,000	(795,000)
Valuation allowance	14,880,000	19,971,000	(1,325,000)	30,414,000

Income tax benefit	$—	$—	$—	$—

7. Stockholders’ Equity

     During the year ended March 31, 2005, the Company granted a total of 427,500 non-qualified stock options to consultants under the 2000 Equity Incentive Plan (“2000 Plan”). The Company recorded $103,000 of stock-based compensation for these grants. The Company records stock based compensation for consultants as prescribed by SFAS No. 123. To estimate the fair value of the options, the Company utilizes the Black-Scholes option pricing model even though such model was developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company’s stock option awards.

     During the year ended March 31, 2004, the Company issued a total of 4,195,000 non-qualified common stock options outside of the 2000 Plan at exercise prices equal to the fair market value of its common stock, as inducement grants to new executive officers and employees of the Company. Accordingly, no stock-based compensation was recorded for these grants. Included in the 4,195,000 options were 2,000,000 options to the Company’s President and Chief Executive Officer (“CEO”), 800,000 options to the Company’s then Senior Vice President of Sales and Service, 800,000 options to the Company’s then Senior Vice President of Operations and an aggregate of 595,000 options to five employees. Although the options were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All, except for options granted to the Company’s CEO which are subject to the same vesting provision as is the restricted stock described below, are subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.

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

     On June 25, 2003, the Company made a tender offer to eligible employees to exchange options with exercise prices greater than or equal to $2.00 per share. 610,950 options were tendered by eligible employees in the exchange offer. The tendered options were cancelled on July 25, 2003. 125,087 options were forfeited as a result of terminations prior to January 26, 2004. On January 26, 2004, the Company granted 485,863 new options at an exercise price of $2.36 per share which represented the fair market value on that date. Each new option is a non-statutory stock option, with vesting as follows: 12.5% vested on January 26, 2004 with the remainder to vest monthly over the next 42 months, subject to the option holders’ continued employment. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25” and APB No. 25) “Accounting for Stock Issued to Employees”, no stock-based compensation was recorded for the grant since the new options were granted six months and one day from the cancellation date. For purposes of disclosure under the requirements of SFAS No. 123, compensation expense is calculated for the options that vest each period.

     In November 2002, the Company issued 3,840,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock. Accordingly, no stock-based compensation was recorded for the grant. The options were issued as part of the compensation package of the Company’s Interim Chief Executive Officer, who at the time the options were granted was the Company’s Interim Chief Operating Officer. Although the options were not granted under the

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. 1/48th of the options vested each month. In July 2003, 3,174,194 unvested options were canceled. A total of 665,806 vested options were exercised.

     In October 2002, the Company entered into a strategic alliance with United Technologies Corporation (“UTC”) through its UTC Power Division. The strategic alliance between UTC and Capstone involved a ten-year agreement for the integration, marketing, sales and service of combined cooling heat and power (“CCHP”) solutions targeted for commercial buildings. The UTC agreement provided for the combination of Capstone MicroTurbine products with UTC absorption chillers. Under the agreement, UTC became the exclusive distributor for the combined Capstone MicroTurbines with UTC absorption chillers and a non-exclusive distributor generally for Capstone MicroTurbines. The UTC agreement was limited to North America and most of Europe. As part of the UTC agreement, UTC purchased 3,994,817 shares of Capstone’s common stock for an aggregate price of approximately $4.0 million. The UTC shares were subject to a lock-up period of nine months subject to certain exceptions provided for in the UTC agreement.

     In January 2002, the Company issued 350,000 non-qualified common stock options outside of the 2000 Plan at an exercise price equal to the fair market value of its common stock. Accordingly, no stock-based compensation was recorded for the grant. The options were issued as part of the compensation package of the Company’s CFO. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. One-fourth of the options vest one year after the grant date and 1/48th vest on the first day of each full month thereafter, so that all of the options shall be vested on the first day of the 48th month after the grant date.

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

     In June 2000, the Company adopted the 2000 Plan, as a successor plan to the 1993 Incentive Stock Plan (“1993 Plan”). The 2000 Plan was amended in January 2004 to update certain administrative provisions, amended in September 2004 to add 2,380,000 shares of common stock to the total available for issuance under awards, and amended again on January 31, 2005 and March 17, 2005 so that the provisions for change in control are coordinated with the Company’s change in control agreements and programs. The 2000 Plan provides for awards of up to 6,080,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued upon exercise of incentive stock options is 13,880,000 shares. The 2000 Plan is administered by a Committee designated by the Board of Directors. The Committee’s authority includes determining the number of options granted and vesting provisions. As of March 31, 2005, 3,360,531 shares were available for future grant.

     In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the Purchase Plan, the exercise price of a purchase right will be the lesser of 85% of the fair market value of such shares on the first day of the purchase right period or the last day of the purchase right period. For this purpose, the fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question. As of March 31, 2005, 362,836 shares were available for future grant.

     During the years ended December 31, 1999 and 2000, the Company granted options at less than the fair value of its common stock. In addition, in fiscal 2004, the Company issued shares of restricted common stock at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these issuances as follows:

	Year Ended	Year Ended	Three Months	Year Ended
	March 31,	March 31,	Ended March 31,	December 31,
	2005	2004	2003	2002
Cost of goods sold	$—	$49,000	$9,000	$41,000
Research and development	4,000	186,000	59,000	268,000
Selling, general and administrative	147,000	293,000	142,000	715,000

Total	$151,000	$528,000	$210,000	$1,024,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As of March 31, 2005, the Company had $356,000 in deferred stock compensation related to restricted stock which will be amortized through fiscal 2008.

     Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2001	6,612,741	$6.91
Granted	5,716,025	$1.58
Exercised	(285,349)	$0.41
Canceled	(1,451,683)	$8.57

Outstanding at December 31, 2002	10,591,734	$4.05
Granted	22,600	$1.01
Exercised	(65,700)	$0.33
Canceled	(592,116)	$8.45

Outstanding at March 31, 2003	9,956,518	$3.81
Granted	5,910,809	$1.62
Exercised	(2,673,193)	$0.73
Canceled	(5,103,561)	$4.65

Outstanding at March 31, 2004	8,090,573	$2.69
Granted	2,137,591	$1.81
Exercised	(212,619)	$0.69
Canceled	(972,121)	$3.40

Outstanding at March 31, 2005	9,043,424	$2.46

     Options exercisable at March 31, 2005, March 31, 2004, March 31, 2003 and December 31, 2002 were 3,752,357, 1,882,043, 4,008,495 and 3,772,586 with weighted average exercise prices of $3.48, $5.39, $4.55 and $4.94, respectively.

     Additional information regarding options outstanding at March 31, 2005 is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number of Shares	Remaining	Average	Exercisable	Average
	Outstanding at	Contractual	Exercise	at March	Exercise
Exercise Price	March 31, 2005	Life (in Years)	Price	31, 2005	Price
Up to $1.00	398,794	3.3	$0.72	398,294	$0.72
$1.01 to $2.00	6,743,674	8.6	$1.53	2,298,781	$1.51
$2.01 to $5.00	1,503,085	8.0	$3.05	663,594	$3.58
Greater than $5.00	397,871	5.5	$17.78	391,688	$17.69

	9,043,424	8.1	$2.46	3,752,357	$3.48

8. Commitments and Contingencies

     As of March 31, 2005, the Company had firm commitments to purchase inventories of approximately $7.8 million.

     The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through fiscal 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent” which is included in Other Long-term Liabilities. Deferred rent amounted to $931,000 and $975,000 as of March 31, 2005 and 2004, respectively. Rent expense amounted to approximately $1,965,000, $1,793,000 and $1,843,000 for the years ended March 31, 2005, March 31, 2004 and December 31, 2002, respectively. Rent expense amounted to approximately $442,000 for the three months ended March 31, 2003. In August 2003, the Company entered into a sublease agreement for a portion of its former sales office, which expires in March 2006. The sublessee vacated the premises during the third quarter of fiscal 2005 and is no longer paying the sublease amount. The space remains vacant.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company had equipment under capital leases that were paid off during fiscal 2005. At March 31, 2004 the equipment under capital lease had a cost of $3,173,000, and accumulated amortization of $2,841,000. The deferred gain on sale-leaseback capital lease obligations at March 31, 2004 was $7,000, which was recognized as an offset to amortization expense over the useful life of the asset. The related assets collateralized the capital lease obligations.

     At March 31, 2005, the Company’s minimum commitments under non-cancelable operating leases are as follows:

Operating
Year Ending March 31,	Leases
2006	$1,698,000
2007	1,470,000
2008	1,486,000
2009	1,554,000
2010	1,576,000
Thereafter	600,000

Total minimum lease payments	$8,384,000

     In June 2001, the Company was awarded a $3.0 million grant from the Department of Energy (“DOE”) for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million, which would require the Company to provide approximately $2.5 million of its own R&D expenditures. The Company billed the DOE under this agreement $1.3 million through March 31, 2005. The Company’s remaining funding under this program is approximately $1.7 million as of March 31, 2005 which would require the Company to provide at least $1.3 million of its own R&D expenditures. The Company accounts for grant distributions as offsets to R&D expenses. Total offsets to R&D expenses such as the DOE award amounted to $0.5 million, $1.5 million, $1.7 million and $5.6 million for the years ended March 31, 2005 and March 31, 2004, three months ended March 31, 2003, and year ended December 31, 2002 respectively.

     Agreements we have with some of our Distributors and Authorized Service Companies (“ASCs”) require that if we obsolete parts inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the Distributors or ASCs. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in our product technology could result and yield costs that have a material effect on our results of operations or financial position.

     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The proposed settlement is pending final approval by parties to the action and the United States District Court Southern District of New York.

     A demand for arbitration has been filed by a party in March 2004 that conducts business with the Company, claiming damages for breach of contract in excess of $10 million. The arbitration is currently scheduled for January 2006. The Company intends to vigorously defend against this action. As with any such action, the ultimate outcome is uncertain.

9. Employee Benefit Plans

     The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are to be determined by the Board of Directors. No Company contributions have been made to the plan since its inception.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company has a deferred compensation plan providing eligible executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The balance of participant deferrals and earnings thereon was $129,000 and $164,000 at March 31, 2005 and 2004, which is included in Other Long-Term Liabilities. The participant deferrals earn interest at the prime interest rate set by Wells Fargo Bank plus 1% per year.

10. Related Party Transactions

     Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, was a distributor for the Company. Sales to Alliant Energy Resources, Inc. were approximately $-0-, $25,000, $-0-, and $1.5 million for the years ended March 31, 2005 and 2004, three months ended March 31, 2003, and year ended December 31, 2002, respectively.

     In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC Power Division (see Note 7). In March 2005, Capstone and UTC replaced the strategic alliance agreement with an original equipment manufacturer (“OEM”) agreement. The OEM agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $2,485,000, $1,044,000 and $11,000 for the years ended March 31, 2005 and 2004, and three months ended March 31, 2003, respectively. There were no sales to UTC’s affiliated companies in the year ended December 31, 2002. Related accounts receivable were $1,496,000 and $467,000 at March 31, 2005 and 2004. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the DOE awards. UTRC is the research and development branch of UTC. UTRC billed the Company $220,000 under this subcontract for the year ended March 31, 2005, of which $220,000 was unpaid at March 31, 2005. For the year ended March 31, 2004, $450,000 was billed under the subcontract, of which $81,000 was outstanding at March 31, 2004.

     In October 2002, the Company entered into a Transition Agreement and Mutual Release with its then President and Chief Executive Officer. On February 27, 2003, the Board accepted his resignation as President and Chief Executive Officer and a member of the Board. He continued as an employee and a senior advisor to the Company through May 6, 2003. Under the transition agreement, he continued to receive his monthly salary for six months through May 6, 2003, which totaled approximately $185,000, he received incentive consideration of $100,000 upon executing a Supplemental Release and he received approximately $185,000, payable in equal installments, less applicable withholding taxes, during the twelve-month period following his separation as an employee. In May 2003, the Company entered into a consulting agreement with him, which provides payment of $5,921 monthly in arrears for 38 months through June 2006. His payment will be reduced by 50% if he engages in any full-time employment. His stock options will also continue to vest through June 2006. Accordingly, non-employee stock-based compensation pertaining to this modification is re-measured and recorded at each vesting period and amounted to $22,000 and $85,000 for the years ended March 31, 2005 and March 31, 2004, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Capstone had no changes in independent auditors during the fiscal years ended March 31, 2005 and 2004.

Item 9A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our CEO and CFO have concluded that, for the reasons set forth below, our disclosure controls and procedures were not adequate to ensure that all of the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

(b)	Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of internal control over financial reporting. That report appears on page 50 of this annual report on Form 10-K.

     As a result of its evaluation, management has concluded that three control deficiencies identified in its internal control over financial reporting as of March 31, 2005 constitute “material weaknesses” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because management has identified material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2005.

     The first material weakness relates to a deficiency in the design of controls for ensuring that the Company’s financial accounting software was properly configured, during the Company’s change in fiscal year, to correctly calculate depreciation and amortization expense of equipment and leasehold improvements. In the three month period ended March 31, 2004, the software was configured to change to fiscal from calendar years. Controls designed to detect errors in depreciation and amortization expense, principally the reconciliation and review of depreciation and amortization expense for reasonableness, did not operate effectively as they did not detect the error. These deficiencies in controls resulted in the Company recording an adjustment of $609,000 to increase depreciation and amortization expense in the fourth quarter of fiscal 2005. The impact of such adjustment on prior quarters was not significant. The second material weakness, a deficiency in the operation of controls for identifying and recording accounts payable and accrued liabilities, principally from the failure of the Company’s controls to detect an understatement of accrued liabilities for legal expenses, resulted in recording adjustments aggregating $277,000 to increase accounts payable and accrued liabilities and corresponding expenses as of and for the year ended March 31, 2005. The third material weakness relates to a deficiency in the operation of controls for compiling fiscal year-end physical inventory counts for work-in-process inventory, principally inadequate compiling of inventory count tags and the lack of review by supervisors sufficient to detect errors arising from manually input data.

     The Company has taken steps to remediate the control deficiencies identified. The Company will calculate and record depreciation and leasehold amortization expense until such time as the SAP system can be correctly configured and will be diligent in the accrual of legal fees and in compiling year-end physical inventory counts. Management has discussed these issues and remediation efforts in detail with our Audit Committee. Our CEO and our CFO believe that these remediation measures will address these material weaknesses and will also allow us to conclude that our disclosure controls and procedures and our internal controls over financial reporting are effective at a reasonable level of assurance at future filing dates.

Item 9B. Other Information.

     None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Capstone Turbine Corporation and subsidiary (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	A deficiency in the design of controls for ensuring that the Company’s financial accounting software was properly configured during the Company’s change in fiscal year, which was implemented in the three month period ended March 31, 2004, to calculate depreciation and amortization of equipment and leasehold improvements and to a deficiency in the operation of controls designed to detect errors in depreciation and amortization expense, principally the reconciliation and review of depreciation and amortization expense for reasonableness, which did not operate effectively as they did not detect an error. These deficiencies in controls resulted in the Company recording an adjustment of $609,000 to increase depreciation and amortization expense for the year ended March 31, 2005.

2.	A deficiency in the operation of controls for identifying and recording accounts payable and accrued liabilities, principally from the failure of the Company’s controls to detect an understatement of accrued liabilities for legal expenses, resulted in recording adjustments aggregating $277,000 to increase accounts payable and accrued liabilities and corresponding expenses as of and for the year ended March 31, 2005.

3.	A deficiency in the operation of controls for compiling fiscal year-end physical inventory counts for work-in-process inventory, principally inadequate compiling of inventory count tags and the lack of review by supervisors sufficient to detect errors arising from manually input data.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2005, of the Company and our report dated June 29, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 29, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item 10 is incorporated by reference from Capstone’s definitive proxy statement for its 2005 annual meeting of stockholders, scheduled to be held on September 16, 2005.

Item 11. Executive Compensation.

     The information required by this Item 11 is incorporated by reference from Capstone’s definitive proxy statement for its 2005 annual meeting of stockholders, scheduled to be held on September 16, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item 12 is incorporated by reference from Capstone’s definitive proxy statement for its 2005 annual meeting of stockholders, scheduled to be held on September 16, 2005.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item 13 is incorporated by reference from Capstone’s definitive proxy statement for its 2005 annual meeting of stockholders, scheduled to be held on September 16, 2005.

Item 14. Principal Accountant Fees and Services.

     The information required by this Item 14 is incorporated by reference from Capstone’s definitive proxy statement for its 2005 annual meeting of stockholders, scheduled to be held on September 16, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Index to Financial Statements.

Page
Capstone Turbine Corporation	Reference
Report of Independent Registered Public Accounting Firm	31
Consolidated Financial Statements:
Consolidated Balance Sheets	32
Consolidated Statements of Operations	33
Consolidated Statements of Stockholders’ Equity	34
Consolidated Statements of Cash Flows	35
Notes to Consolidated Financial Statements	36

Financial Statement Schedules.

Schedule I – Condensed Financial Information of Registrant – not applicable

Schedule II – Valuation and Qualifying Accounts – required information is provided in the footnotes to the financial statements

Schedule III – Real Estate and Accumulated Depreciation – not applicable

Schedule IV – Mortgage Loans on Real Estate – not applicable

Schedule V – Supplemental Information Concerning Property-Casualty Insurance Operations – not applicable

3. Index to Exhibits.

Exhibit
Number	Description
3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine.
3.2(1)	Amended and Restated Bylaws of Capstone Turbine.
4.1(2)	Specimen stock certificate.
9.1(2)	Investor Rights Agreement.
9.2(2)	Amendment No. 1 to Investors Rights Agreement.
9.3(3)	Amendment No. 2 to Investors Rights Agreement.
9.4(3)	Amendment No. 3 to Investors Rights Agreement.
10.1(2)	Lease between Capstone Turbine and Northpark Industrial — Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.
10.2(2)	1993 Incentive Stock Option Plan.
10.3(2)	Employee Stock Purchase Plan.
10.4(1)	Amended and Restated 2000 Equity Incentive Plan.
10.6(4)	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine and Solar Turbines Incorporated.
10.7(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine.
10.8(6)	Lease between Capstone Turbine and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.
10.9(6)	Lease between Capstone Turbine and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.
10.10(5)	Deferred Compensation Plan of Capstone Turbine.
10.11(7)	Executive Incentive Compensation Plan.
10.12(1)	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan.
10.13(5)	Capstone Turbine Corporation Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003.
10.14(7)	Amendment to the Capstone Turbine Corporation Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003.
10.16(14)	Stock Option Agreement with Karen Clark dated January 29, 2002.
10.17(15)	Stock Option Agreement with Michael Redmond dated August 25, 2003.
10.18(15)	Stock Option Agreement with John Fink III dated August 25, 2003.
14.1(11)	Code of Business Conduct.
14.2(11)	Code of Ethics for Senior Financial Officers and Chief Executive Officer.
23.1(1)	Consent of Deloitte & Touche LLP.
24.1(1)	Power of Attorney (included in the signature page of this Form 10-K).
31.1 (1)	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2 (1)	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO.

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1 (File No. 333-48524).

(4)	Incorporated by reference to Capstone Turbine’s Current Report on Form 8-K filed on October 16, 2000 (File No. 001-15957).

(5)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 (File No. 333-66390).

(6)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957).

(7)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).

(8)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended December 31, 2002

(File No. 001-15957).

(9)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-15957).

(10)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 001-15957).

(11)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

(12)	Incorporated by reference to Capstone Turbine’s Proxy Statement on Form DEF 14A for the annual Shareholders Meeting on September 10, 2004.

(13)	Incorporated by reference to Capstone Turbine’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15957).

(14)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 filed on November 14, 2002.

(15)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-8 filed on December 1, 2003.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June, 2005.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of June, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ JOHN TUCKER John Tucker	Chief Executive Officer and Director (Principal Executive Officer)
/s/ KAREN CLARK Karen Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ELIOT PROTSCH Eliot Protsch	Chairman of the Board of Directors
/s/ CARMINE BOSCO Carmine Bosco	Director
/s/ RICHARD DONNELLY Richard Donnelly	Director
/s/ JOHN JAGGERS John Jaggers	Director
/s/ NOAM LOTAN Noam Lotan	Director
/s/ DENNIS SCHIFFEL Dennis Schiffel	Director
/s/ ERIC YOUNG Eric Young	Director