Form 10-Q
period 2005-06-30
CAPSTONE TURBINE CORP
filed 2005-08-09
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
     The number of outstanding shares of the registrant’s common stock as of July 21, 2005 was 84,911,533.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2005	2005
Assets
Current Assets:
Cash and cash equivalents	$52,008,000	$63,593,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $569,000 at June 30, 2005 and $536,000 at March 31, 2005	3,629,000	3,150,000
Inventory	13,025,000	11,273,000
Prepaid expenses and other current assets	1,305,000	912,000
Assets held for sale	80,000	80,000

Total current assets	70,047,000	79,008,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	18,928,000	18,760,000
Leasehold improvements	8,583,000	8,563,000
Molds and tooling	3,123,000	3,096,000

	30,634,000	30,419,000
Less accumulated depreciation and amortization	20,935,000	19,890,000

Total equipment and leasehold improvements, net	9,699,000	10,529,000

Non-Current Portion of Inventory	3,337,000	3,990,000
Intangible Asset, net	1,360,000	1,427,000
Other Assets	236,000	236,000

Total	$84,679,000	$95,190,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$2,908,000	$3,324,000
Accrued salaries and wages	1,642,000	1,442,000
Other accrued liabilities	2,656,000	2,472,000
Accrued warranty reserve	8,658,000	8,667,000
Deferred revenue	1,871,000	1,522,000
Current portion of notes payable obligations	19,000	19,000

Total current liabilities	17,754,000	17,446,000

Long-Term Portion of Notes Payable Obligations	60,000	64,000
Other Long-Term Liabilities	875,000	1,002,000
Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 85,462,741 shares issued and 84,911,533 shares outstanding at June 30, 2005; 85,379,446 shares issued and 84,828,238 shares outstanding at March 31, 2005	85,000	85,000
Additional paid-in capital	531,071,000	530,931,000
Accumulated deficit	(464,334,000)	(453,469,000)
Less: Deferred stock compensation	(319,000)	(356,000)
Less treasury stock, at cost; 551,208 shares	(513,000)	(513,000)

Total shareholders’ equity	65,990,000	76,678,000

Total	$84,679,000	$95,190,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues (Note 9)	$3,807,000	$2,955,000
Cost of Goods Sold	7,224,000	5,431,000

Gross Loss	(3,417,000)	(2,476,000)
Operating Costs and Expenses:
Research and development	2,105,000	3,414,000
Selling, general and administrative	5,737,000	4,867,000

Total operating costs and expenses	7,842,000	8,281,000

Loss from Operations	(11,259,000)	(10,757,000)
Interest Income	396,000	244,000
Interest Expense	(2,000)	(20,000)
Other Income	2,000	1,000

Loss Before Income Taxes	(10,863,000)	(10,532,000)
Provision for Income Taxes	2,000	2,000

Net Loss	$(10,865,000)	$(10,534,000)

Weighted Average Common Shares Outstanding	84,575,256	84,239,797

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.13)	$(0.13)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(10,865,000)	$(10,534,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,112,000	1,353,000
Provision for doubtful accounts and sales returns	33,000	217,000
Inventory write-down	542,000	49,000
Provision for warranty expenses	566,000	697,000
Loss on disposal of fixed assets	—	30,000
Non-employee stock compensation	53,000	24,000
Employee and director stock compensation	76,000	41,000
Changes in operating assets and liabilities:
Accounts receivable	(512,000)	2,419,000
Inventory	(1,641,000)	304,000
Prepaid expenses and other assets	(393,000)	308,000
Accounts payable	(466,000)	430,000
Accrued salaries wages and other accrued and long-term liabilities	243,000	(697,000)
Accrued warranty reserve	(575,000)	(1,076,000)
Deferred revenue	349,000	(107,000)

Net cash used in operating activities	(11,478,000)	(6,542,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(151,000)	(203,000)
Proceeds from sale of equipment	—	1,000

Net cash used in investing activities	(151,000)	(202,000)

Cash Flows from Financing Activities:
Repayment of notes payable and capital lease obligations	(4,000)	(234,000)
Exercise of stock options and employee stock purchases	48,000	226,000

Net cash proved by (used in) financing activities	44,000	(8,000)

Net Decrease in Cash and Cash Equivalents	(11,585,000)	(6,752,000)
Cash and Cash Equivalents, Beginning of Period	63,593,000	102,380,000

Cash and Cash Equivalents, End of Period	$52,008,000	$95,628,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,000	$20,000
Income taxes	$2,000	$2,000
Supplemental Disclosure of Non-cash information:
As of June 30, 2005, the company purchased $64,000 of assets on account.
See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Organization
     Capstone Turbine Corporation (the “Company”) develops, manufactures and sells microturbine generator sets for use in on-site combined heat and power generation (“CHP”), resource recovery, and other power, heat and cooling (“CCHP”) applications in the markets for distributed power generation around the world. Additionally, the products can be used for hybrid electric vehicles. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.
     The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs and expenses. To date, the Company has funded its activities primarily through private and public equity offerings.
2. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at March 31, 2005 was derived from audited financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2005. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2005. This quarterly report on Form 10-Q (this “Form 10-Q”) refers to the years ended March 31, 2004, March 31, 2005 and March 31, 2006 as “Fiscal 2005” and “Fiscal 2006”, respectively.
     Certain reclassifications have been made to some prior year balances to conform to the current year’s presentation.
3. Customer Concentrations and Accounts Receivable
     One customer accounted for approximately 40% of revenues for the fiscal quarter ended June 30, 2005 (See Note 9). One customer accounted for approximately 15% of revenues for the fiscal quarter ended June 30, 2004. While the Company has individual customers who, in any period, may represent a significant portion of the Company’s business, overall, the Company is not dependent on any single customer or particular group of customers.
     As of June 30, 2005, the Company has two individual customers who represented 55% of accounts receivable.
4. Inventory
     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consists of the following:

	June 30,	March 31,
	2005	2005
Raw materials	$12,796,000	$11,333,000
Work in process	1,670,000	2,580,000
Finished goods	1,896,000	1,350,000

Total	16,362,000	15,263,000
Less non-current portion	3,337,000	3,990,000

Current portion	$13,025,000	$11,273,000

     The non-current portion of inventory represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
5. Intangible Asset
     The Company’s sole intangible asset is a manufacturing license as follows:

Gross carrying amount	$3,663,000
Accumulated amortization and impairment loss	(2,236,000)

Balance, March 31, 2005	1,427,000
Amortization for the three months ended June 30, 2005	(67,000)

Balance, June 30, 2005	$1,360,000

     This intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. Related amortization expense for each of the three months ended June 30, 2005 and 2004 was $67,000. The manufacturing license is scheduled to be fully amortized by March 31, 2011 with corresponding amortization estimated to be $200,000 for the remainder of Fiscal 2006, $267,000 for each of the fiscal years ending March 31, 2007, 2008, 2009 and 2010, and $92,000 for fiscal years thereafter. The agreements require the Company to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. As of June 30, 2005 royalties of $30,000 were earned under the terms of the agreement, of which $7,100 was unpaid at June 30, 2005.
6. Stock-Based Compensation
     The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company accounts for equity instruments issued to other than employees using the fair value at the date of grant as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock option grants employee stock purchases, and stock awards;

In Thousands (except per share amounts)	Three Months Ended June 30,
	2005	2004
Net loss, as reported	$(10,865)	$(10,534)
Add: Stock-based employee and director compensation associated with stock options included in reported net loss	76	41

Deduct: Total stock-based employee and director compensation associated with stock options expense determined under fair value based method	(905)	(990)

Pro forma net loss	$(11,694)	$(11,483)

Net loss per share — Basic and Diluted:
As reported	$(0.13)	$(0.13)
Pro forma	$(0.14)	$(0.14)
     During the fiscal years ended December 31, 1999 and December 31, 2000, the Company granted options at less than the fair value of its common stock, which were fully amortized as of June 30, 2005. In addition, in Fiscal 2004, the Company issued shares of restricted common stock at less than the fair value of its common stock. Accordingly, the Company recorded employee and director stock-based compensation expense based on the vesting of these issuances as follows:

	Three Months Ended
	June 30,
	2005	2004
Cost of goods sold	$—	$—
Research and development	—	3,000
Selling, general and administrative	76,000	38,000

Total	$76,000	$41,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     As of June 30, 2005, the Company had $319,000 in deferred stock compensation related to restricted stock, which will be amortized through March 31, 2008.
7. Accrued Warranty Reserve
     The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of the sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to three years. Factors that affect the Company’s warranty obligation include product failure rates and costs of repair or replacement in correcting product failures. The Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities and makes adjustments quarterly, if necessary.
     Changes in accrued warranty reserve during the three months ended June 30, 2005 were as follows:

Balance, March 31, 2005	$8,667,000
Warranty provision relating to products shipped during the period	608,000
Deductions for warranty payments	(575,000)
Changes for accruals related to preexisting warranties or reliability repair programs	(42,000)

Balance, June 30, 2005	$8,658,000

8. Commitments and Contingencies
     As of June 30, 2005, the Company had firm commitments to purchase inventories of approximately $9.5 million.
     The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included in Other Long-term Liabilities. Deferred rent amounted to $656,000 and $655,000 as of June 30, 2005 and March 31, 2005, respectively. Also included in Other Long-term Liabilities was an accrual of $212,000 and $276,000 as of June 30, 2005 and March 31, 2005, respectively, for the expected loss on the sub-lease of an office space previously occupied by the Company’s wholly owned subsidiary. The change in the accrual was due to lease payments. The sublessee vacated the premises during the third quarter of fiscal 2005 and is no longer paying the sublease amount. The space remains vacant.
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

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     A demand for arbitration was filed by a party in March 2004 that conducts business with the Company, claiming damages for breach of contract in excess of $10 million. The arbitration is currently scheduled for January 2006. The Company intends to vigorously defend against this action. As with any such action, the ultimate outcome is uncertain.
9. Related Party Transactions
     Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation was a distributor for the Company. There were no sales to Alliant Energy Resources, Inc. for the three months ended June 30, 2005 and 2004.
     In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC Power Division. In March 2005, Capstone and UTC replaced the strategic alliance agreement with an original equipment manufacturer (“OEM”) agreement. The OEM agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $1,500,000 and $137,000 for the three months ended June 30, 2005 and 2004, respectively. Related accounts receivable were $1,532,000 and $1,496,000 at June 30, 2005 and March 31, 2005, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the awards that the Company received from the Department of Energy. UTRC is the research and development branch of UTC. UTRC billed the Company $18,000 under this subcontract for the three months ended June 30, 2005, of which $18,000 was unpaid at June 30, 2005. There were no billings under this contract for the three months ended June 30, 2004.
10. Net Loss Per Common Share
     Basic loss per share of common stock is computed using the weighted-average number of shares of common stock outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at June 30, 2005 and 2004 were 9,026,000 and 7,920,000, respectively. As of June 30, 2005, 271,000 shares of restricted common stock were contingently returnable.
11. Recent Accounting Pronouncements
     New Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes the requirements for accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No.154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The Company plans to prospectively adopt SFAS No. 154 at the beginning of fiscal 2007.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q and within the Company’s annual report on Form 10-K for the year ended March 31, 2005. When used in this quarterly report, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under “Business Risks” in Item 2 of Part I of this quarterly report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.
Critical Accounting Policies and Estimates
     The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the consolidated financial statements. These policies are described in greater detail in our annual report on Form 10-K for Fiscal 2005 and continue to include the following areas:
•	Impairment of long-lived assets, including intangible assets;

•	Inventory write-downs and classification of inventory;

•	Estimates of warranty obligations;

•	Sales returns and allowances;

•	Allowance for doubtful accounts;

•	Deferred tax assets; and

•	Loss contingencies.
     New Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The company plans to prospectively adopt SFAS No. 154 at the beginning of fiscal 2007.
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
     We began commercial sales of our Model C30 products in 1998. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. To date, we have sold more than 3,200 commercial units. At the end of Fiscal 2005, we revisited our strategic plan. With the first year of the strategic plan behind us, we reassessed our plans for Fiscal 2006 and the year ending March 31, 2007 (“Fiscal 2007”) and added to our expectations for the fiscal year ending March 31, 2008. While some aspects of the initial strategic plan were modified, the overall direction, targets and key initiatives remained in tact. An overview of our strategic plan progress and its current status follows:

1.	Focus on vertical markets — Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In the markets we are focusing on’ CHP, CCHP, resource recovery, power reliability and remote power, we identify specific targeted vertical market segments. Within each of these markets, we identify the critical factors to penetrating these markets and have built our plans around those factors.
During the first quarter of Fiscal 2006, we booked orders for 8.1 megawatts and shipped 3.4 megawatts of products. As of June 30, 2005, we had 15.5 megawatts in backlog. About 82% of our actual product shipments in the first quarter of Fiscal 2006 were to target markets: 17% for use in CHP applications, 21% for use in resource recovery applications and 44% for use in CCHP applications.
2.	Sales and Distribution Channel — A year ago, we identified the need to hone our channels of distribution. While some distributors and representatives had business capabilities to support our growth plans in our targeted markets, others did not. Additionally, we identified the need to add new distributors and representatives who were experienced in our target markets. We made significant progress in tailoring our distribution channels to our needs in Fiscal 2005. In the Americas, we currently have seven distributors and four dealers. Internationally, we added distribution centers in a number of countries where we were previously under-represented. In Fiscal 2006, we intend to continue to refine the distribution channels to address our specific targeted markets.

3.	Geographic Focus — The Americas have been, and will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. In Fiscal 2005, we opened a sales and service office in New York. We intend to use this presence to expand our penetration in the Northeastern market. In Fiscal 2006, we are investigating Boston as the next location for a direct Capstone presence in the Northeast. Additionally, we are in the process of establishing an office in Mexico to service our fourth largest market. Based on our belief that Europe will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005. Since establishing that office, we have seen an improvement in our sales in Europe. In the current period, two of our distributors in Europe placed orders totaling 3.2 megawatts. In Fiscal 2006, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for relatively significant sales volumes over the next three years.

4.	Service — During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2005, we put the resources in place to initiate our direct service offering in North America. While service revenue is less than $0.1 million for the first quarter of Fiscal 2006, we expect to leverage the investments we have made. In addition to numerous one-time service contracts, we put six multi-year service contracts in place during the first quarter of Fiscal 2006, continuing to demonstrate execution of our strategy. We intend to establish a spare parts distribution center in strategic locations to ensure timely delivery of parts.

5.	Product Robustness and Life Cycle Maintenance Costs — Customers expect high performance and competitive total cost of ownership. To address those needs, we must continually ensure a high level of performance. Performance is affected not only by the microturbine, but also by the proper application design and installation, and the quality of ongoing service. We established a team to enhance the robustness of both our Model C30 and Model C60 products. The objective of this team was to meet, and then exceed, an average of 8,000 hours mean-time-between-failures for our microturbines. Based on our expected performance of units being manufactured and shipped, the team met this goal early in Fiscal 2005. These product robustness enhancements also resulted in lowering our per unit warranty costs and other support costs.
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

6.	New product development — Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and Model C60, will be our foundational product lines throughout the strategic planning period. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005. Testing continues and we are in the process of implementing a market survey to establish launch customers for this new product.

7.	Cost and Core Competencies — Improving overall product cost is an important element of the strategic plan. The planning process identified opportunities for improvement through focusing on core competencies. We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have opportunities to save costs through outsourcing. In conjunction with these changes, we have launched a strategic supply chain initiative to begin developing suppliers in China and other areas of that region. Although we are only in the early stages of the initiative, we are encouraged by the improved cost opportunities this effort may produce. While we are striving to reduce costs, commodity price increases in mid-to-late Fiscal 2005 have increased our costs of goods sold. In response to this, near year-end, we increased selling prices an average of 7%.
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
Results of Operations
Three Months Ended June 30, 2005 and 2004
     Revenues. Revenues for the first quarter of Fiscal 2006, increased $0.8 million to $3.8 million from $3.0 million for the same period last year. Revenues from product shipments increased $0.4 million to $2.7 million during the current period from $2.3 million in the prior year. Shipments during the current period were 3.4 megawatts compared with 2.7 megawatts in the prior period. Revenues from accessories, parts and service for the quarter increased by $0.3 million to $1.1 million from $0.7 for the same period last year.
     One customer accounted for approximately 40% of revenues for the first quarter of Fiscal 2006. One customer accounted for approximately 15% of revenues for the first quarter of Fiscal 2005.
     As of June 30, 2005, the Company has two individual customers who represented 55% of accounts receivable.
     Gross Loss. We had a gross loss of $3.4 million for the first quarter of Fiscal 2006, compared with $2.5 million for the same period last year. The higher gross loss in the current period compared with the same quarter last year is the result of several primary factors. First, although the sales in the current period were higher, they yielded lower contribution margins resulting from an increase in materials costs of approximately $0.1 million. Second, inventory charges were approximately $0.4 million higher than for the same period last year resulting in part from a benefit of $0.2 million recorded in the prior year from the use of previously fully written-down recuperator cores. Lastly, warranty costs decreased the gross loss as they were lower in the current period by approximately $0.2 million compared to the same period last year.
     We expect to continue to incur gross losses until we are able to increase our contribution margins through higher sales volumes, lower warranty and direct materials costs and reduced manufacturing costs through efforts such as outsourcing non-core functions such as design, assembly, test and installation support.
     Research and Development (“R&D”) Expenses. R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2006 decreased $1.3 million to $2.1 million from $3.4 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the Department of Energy (“DOE”) funding. There were approximately $0.9 million of such benefits this quarter compared to $0.1 million a year ago. The decrease in R&D spending is primarily the result of lower spending for our C200 development program of approximately $0.5 million. The benefit from the cost-sharing programs vary from period-to-period depending on the phases of the programs. We expect R&D spending in Fiscal 2006 to be somewhat lower than in Fiscal 2005. This change is expected to occur as a result of higher spending being more than offset by cost-sharing programs. We expect to enter into at least one new cost-sharing program in Fiscal 2006. If we do not enter into cost-sharing programs as expected, we will not incur some of the planned costs and would expect our spending in Fiscal 2006 to be roughly equivalent to that incurred in Fiscal 2005.
     Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the first quarter of Fiscal 2006 increased $0.8 million to $5.7 million from $4.9 million for the same period last year. Approximately $1.0 million in SG&A expenses resulted from accounting attestation fees and consulting services used to assist the Company with its Sarbanes-Oxley compliance efforts, and enhancement of its information technology systems and related processes, as well as assistance with developing sales opportunities in its target markets, this was offset by a reduction in salaries and labor related expenses of approximately $0.2 million. We expect SG&A costs in Fiscal 2006 to be slightly lower than Fiscal 2005.
     Interest Income. Interest income for the first quarter of Fiscal 2006 increased $0.2 million to $0.4 million from $0.2 million for the same period last year. The increase was primarily attributable to higher interest rates. We expect interest income to decline in Fiscal 2006 as we continue to use cash.
Liquidity and Capital Resources
     Our cash requirements depend on many factors, including the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. We believe that our current cash balance is sufficient to fund operating losses and our currently projected commitments for the next twelve months.
     We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.
     We used a total of $11.6 million of cash and cash equivalents during the three months ended June 30, 2005 compared to $6.8 million for the three months ended June 30, 2004. The cash was used in:
     Operating Activities - During the quarter ended June 30, 2005 we used $11.4 million in cash in our operating activities, which consisted of a net loss for the period of approximately $10.9 million, offset by non-cash adjustments (primarily depreciation and impairment charges) of $2.4 million and cash used for working capital of approximately $2.9 million. This compared to operating cash usage of $6.5 million during the quarter ended June 30, 2004, which consisted of a net loss for the period of approximately $10.5 million, offset by non-cash adjustments (primarily depreciation and warranty charges) of $2.4 million and cash generated from working capital of approximately $1.6 million. The working capital change between periods is largely attributable to a $1.9 million increase in spending on inventory in the current period compared with the same period a year ago, as well as a $2.9 million decrease in accounts receivable resulting primarily from collections of approximately $1.8 million from the DOE in the prior period, offset by $0.3 million less cash used for warranties because of improved product performance and $0.5 million increase in customer deposits.
     Investing Activities — Net cash used in investing activities for acquisition of fixed assets remained unchanged at $0.2 million for the three month periods ended June 30, 2005 and June 30, 2004. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in previous periods.
     Financing Activities — During the three month period ended June 30, 2005, we generated $44,000 from financing activities as compared with the prior year where $8,000 was used. The exercise of stock options, restricted stock awards and employee stock purchases yielded $48,000 in cash in the three months ended June 30, 2005 as compared with $0.2 million in the prior year period. Repayments of capital lease obligations used $4,000 during the three months ended June 30, 2005 as compared with $0.2 million for the same period a year ago because the leases were substantially paid down during last year.
     We anticipate that as a result of our efforts to generate sales and margins while controlling costs we will lower our cash usage. Our goal for Fiscal 2006 is to use less cash for operating and investing activities.
     Except for scheduled payments made on operating and capital leases during the first quarter of Fiscal 2006, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2005.

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
     Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks of which we may not be aware or that we currently believe are not material may also impair our business operations or our stock price. Our business could be harmed by any of these risks. The trading price of our common stock has and could continue to vary as a result of any of these risks, and investors may lose all or part of their investment. These factors are described in greater detail in our annual report on Form 10-K for the year ended March 31, 2005.
•	Our operating history is characterized by net losses, and we anticipate further losses and may never become profitable;

•	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our revenues and profitability;

•	We operate in a highly competitive market among competitors who have significantly greater resources than we have and we may not be able to compete effectively;

•	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our profitability will suffer;

•	We may not be able to retain or develop distributors in our targeted markets, in which case our sales would not increase as expected;

•	We may not be able to develop sufficiently trained applications engineering, installation and service support to serve our targeted markets;

•	Changes in our product components may require us to replace parts held at distributors and ASCs;

•	We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical, thereby affecting demand for our microturbines;

•	Utility companies or governmental entities could place barriers to our entry into the marketplace and we may not be able to effectively sell our product;

•	Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure;

•	We depend upon the development of new products and enhancements of existing products;

•	Operational restructuring may result in asset impairment or other unanticipated charges;

•	We may not achieve production cost reductions necessary to competitively price our product, which would impair our sales;

•	Commodity market factors impact our costs and availability of materials;

•	Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product;

•	Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our potential profitability;

•	Potential intellectual property, shareholder or other litigation may adversely impact our business;

•	We may be unable to fund our future operating requirements, which could force us to curtail our operations;

•	We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our sales and profitability;

•	Our success depends in significant part upon the service of management and key employees;

•	We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock;

•	Our business is especially subject to the risk of earthquake; and

•	We face potentially significant fluctuations in operating results, and the market price of our common stock is highly volatile and may change regardless of our operating performance.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its annual report on Form 10-K for the year ended March 31, 2005.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and the principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The Company’s principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report on Form 10-Q, that the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.
     We have continued to identify a material weakness related to the effectiveness of internal controls over inventory as it relates to custody and control of assets. The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements and the significance of the controls over inventory to the preparation of reliable financial statements.
     Changes in Internal Control Over Financial Reporting
     As a result of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 it was concluded that the Company’s internal controls over financial reporting was ineffective. Three control deficiencies were identified in the Company’s internal control over financial reporting which constituted “material weaknesses” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The first material weakness related to a deficiency in the design of controls for ensuring that the Company’s financial accounting software was properly configured, during the Company’s change in fiscal year, to correctly calculate depreciation and amortization expense of equipment and leasehold improvements. In the three month period ended March 31, 2004, the software was configured to change to fiscal from calendar years. Controls designed to detect errors in depreciation and amortization expense, principally the reconciliation and review of depreciation and amortization expense for reasonableness, did not operate effectively because they did not detect the error. These deficiencies in controls resulted in the Company recording an adjustment of $609,000 to increase depreciation and amortization expense in the fourth quarter of Fiscal 2005. The impact of such adjustment on prior quarters was not significant. The second material weakness, a deficiency in the operation of controls for identifying and recording accounts payable and accrued liabilities, principally from the failure of the Company’s controls to detect an understatement of accrued liabilities for legal expenses, resulted in recording adjustments aggregating $277,000 to increase accounts payable and accrued liabilities and corresponding expenses as of and for the year ended March 31, 2005. The third material weakness relates to a deficiency in the operation of controls for compiling fiscal year-end physical inventory counts for work-in-process inventory, principally inadequate compiling of inventory count tags and the lack of review by supervisors sufficient to detect errors arising from manually input data.
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has taken steps to remediate the control deficiencies identified in our annual report on Form 10-K for Fiscal 2005. The Company has and will continue to calculate and record depreciation and leasehold amortization expense manually until such time as its financial accounting software can be correctly configured. The Company has also developed analytical procedures to ensure amounts recorded are accurate. The company has implemented additional controls over the accruals of legal fees to ensure amounts recorded are accurate. Specifically, the Company has provided training to appropriate personnel to ensure a better understanding of accounting concepts related to accruals and has developed a confirmation process in which monthly communication is made directly with any vendor providing legal services. The Company performed a limited scope physical inventory during the first quarter of Fiscal 2006. While progress was made with respect to compiling the quarter-end physical inventory counts, management will be refining existing controls or implementing new controls in subsequent quarters to completely remediate the material weakness over inventory controls.
     Management has discussed these issues and remediation efforts in detail with our Audit Committee. Our Chief Executive Officer and our Chief Financial Officer believe the aforementioned changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Form 10-Q have remediated the first and second material weaknesses and that management’s plans with respect to inventory controls will remediate the third material weakness.
PART II — OTHER INFORMATION
Item 6. Exhibits :
     The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1(4)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation.

3.2(3)	Amended and Restated Bylaws of Capstone Turbine Corporation.

4.1(2)	Specimen stock certificate.

10.1(1)	Capstone Turbine Corporation Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003, as amended.

31.1(1)	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2(1)	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO.

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s Annual Report on Form 10-K for the year ended March 31, 2005 (File No. 001-15957).

(4)	Incorporated by reference to Capstone Turbine’s registration statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: August 9, 2005	By:	/s/ Walter McBride

Walter McBride
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)