Form 10-Q
period 2005-09-30
CAPSTONE TURBINE CORP
filed 2005-11-09
CIK 1009759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______.
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock as of September 30, 2005 was 85,392,413.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CAPSTONE TURBINE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2005	2005
Assets
Current Assets:
Cash and cash equivalents	$44,051,000	$63,593,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $702,000 at September 30, 2005 and $536,000 at March 31, 2005	1,529,000	3,150,000
Inventory	15,933,000	11,273,000
Prepaid expenses and other current assets	1,617,000	912,000
Assets held for sale	80,000	80,000

Total current assets	63,210,000	79,008,000

Equipment and Leasehold Improvements:
Machinery, equipment, and furniture	19,228,000	18,760,000
Leasehold improvements	8,609,000	8,563,000
Molds and tooling	3,152,000	3,096,000

	30,989,000	30,419,000
Less accumulated depreciation and amortization	21,935,000	19,890,000

Total equipment and leasehold improvements, net	9,054,000	10,529,000

Non-Current Portion of Inventory	2,643,000	3,990,000
Intangible Asset, net	1,293,000	1,427,000
Other Assets	228,000	236,000

Total	$76,428,000	$95,190,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,274,000	$3,324,000
Accrued salaries and wages	1,487,000	1,442,000
Other accrued liabilities	3,396,000	2,472,000
Accrued warranty reserve	7,985,000	8,667,000
Deferred revenue	1,404,000	1,522,000
Current portion of notes payable and capital lease obligations	19,000	19,000

Total current liabilities	18,565,000	17,446,000

Long-Term Portion of Notes Payable and Capital Lease Obligations	56,000	64,000
Other Long-Term Liabilities	740,000	1,002,000
Commitments and Contingencies	—	—
Stockholders’ Equity:

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 85,943,621 shares issued and 85,392,413 shares outstanding at September 30, 2005; 85,379,446 shares issued and 84,828,238 shares outstanding at March 31, 2005	86,000	85,000
Additional paid-in capital	532,309,000	530,391,000
Accumulated deficit	(474,533,000)	(453,469,000)
Less: Deferred stock compensation	(282,000)	(356,000)
Less: Treasury stock, at cost; 551,208 shares	(513,000)	(513,000)

Total stockholders’ equity	57,067,000	76,678,000

Total	$76,428,000	$95,190,000

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Six
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$5,705,000	$3,925,000	$9,512,000	$6,880,000
Cost of Goods Sold	6,768,000	6,039,000	13,992,000	11,470,000

Gross Loss	(1,063,000)	(2,114,000)	(4,480,000)	(4,590,000)

Operating Expenses:
Research and development	2,728,000	2,919,000	4,833,000	6,333,000
Selling, general and administrative	6,788,000	4,779,000	12,525,000	9,646,000

Total operating expenses	9,516,000	7,698,000	17,358,000	15,979,000

Loss from Operations	(10,579,000)	(9,812,000)	(21,838,000)	(20,569,000)
Interest Income	377,000	315,000	773,000	559,000
Interest Expense	(19,000)	(15,000)	(21,000)	(35,000)
Other Income	22,000	365,000	24,000	366,000

Loss Before Income Taxes	(10,199,000)	(9,147,000)	(21,062,000)	(19,679,000)
Provision for Income Taxes	—	—	2,000	2,000

Net Loss	$(10,199,000)	$(9,147,000)	$(21,064,000)	$(19,681,000)

Weighted Average Common Shares Outstanding	84,954,753	84,358,761	84,673,382	84,299,279

Net Loss Per Share of Common Stock – Basic and Diluted	$(0.12)	$(0.11)	$(0.25)	$(0.23)

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(21,064,000)	$(19,681,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,184,000	2,589,000
Provision for doubtful accounts and sales returns	166,000	81,000
Inventory write-down/(recovery)	716,000	(181,000)
Provision for warranty expenses	645,000	675,000
Loss on disposal of equipment	—	30,000
Non-employee stock compensation	425,000	53,000
Employee and director stock compensation	152,000	77,000
Changes in operating assets and liabilities:
Accounts receivable	1,455,000	2,766,000
Inventory	(4,029,000)	(186,000)
Prepaid expenses and other assets	(697,000)	(16,000)
Accounts payable	941,000	729,000
Accrued salaries and wages, and other accrued and long-term liabilities	688,000	(633,000)
Accrued warranty reserve	(1,327,000)	(1,595,000)
Deferred revenue	(118,000)	144,000

Net cash used in operating activities	(19,863,000)	(15,148,000)

Cash Flows from Investing Activities:
Acquisition of and deposits on fixed assets	(548,000)	(439,000)
Proceeds from disposal of fixed assets	1,000	1,000

Net cash used in investing activities	(547,000)	(438,000)

Cash Flows from Financing Activities:
Repayment of notes payable and capital lease obligations	(8,000)	(589,000)
Exercise of stock options and employee stock purchases	876,000	228,000

Net cash provided by/(used in) financing activities	868,000	(361,000)

Net Decrease in Cash and Cash Equivalents	(19,542,000)	(15,947,000)
Cash and Cash Equivalents, Beginning of Period	63,593,000	102,380,000

Cash and Cash Equivalents, End of Period	$44,051,000	$86,433,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,000	$35,000
Income taxes	$2,000	$2,000

Supplemental Disclosures of Non-Cash Information:
     During the six months ended September 30, 2005 and 2004, the Company purchased on account $28,000 and $33,000 of fixed assets, respectively.
See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Organization
     Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including secure power, cogeneration (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), and resource recovery (including “renewable” fuels). In addition, the Company’s microturbines can be used as generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.
     The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenues to cover costs and expenses. To date, the Company has funded its activities primarily through private and public equity offerings.
2. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at March 31, 2005 was derived from audited financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2005. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2005. This quarterly report on Form 10-Q (this “Form 10-Q”) refers to the years ended March 31, 2004, March 31, 2005 and March 31, 2006 as “Fiscal 2004”, “Fiscal 2005” and “Fiscal 2006”, respectively.
     Certain reclassifications have been made to some prior year balances to conform to the current year’s presentation.
3. Customer Concentrations and Accounts Receivable
     Individually, four customers each accounted for 16%, 14%, 13% and 10% of revenues, respectively, for the second quarter of Fiscal 2006, totaling approximately 53% of revenues. For the same quarter a year ago, only one customer accounted for approximately 18% of revenues. United Technologies Corporation (“UTC”) accounted for 6% and 18% of revenues for the second quarter of Fiscal 2006 and Fiscal 2005, respectively. Individually, two customers each accounted for 21% and 10% of revenues, respectively, for the six months ended September 30, 2005, totaling approximately 31% of revenues. For the same period a year ago, one customer accounted for approximately 12% of revenues. UTC accounted for 21% and 12% of revenues for the six months ended September 30, 2005 and 2004, respectively. While the Company has individual customers who, in any period, may represent a significant portion of the Company’s business, overall, the Company is not dependent on any single customer or particular group of customers.
     As of September 30, 2005 the Company had no individual customers or groups of customers who represented a significant portion of accounts receivable.
4. Inventory
     Inventory is stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consists of the following:

	September 30,	March 31,
	2005	2005
Raw materials	$15,089,000	$11,333,000
Work in process	1,404,000	2,580,000
Finished goods	2,083,000	1,350,000

Total	18,576,000	15,263,000

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	September 30,	March 31,
	2005	2005
Less non-current portion	2,643,000	3,990,000

Current portion	$15,933,000	$11,273,000

     The non-current portion of inventory represents that portion of the inventory in excess of amounts expected to be sold or used in the next twelve months.
5. Intangible Asset
     The Company’s sole intangible asset is a manufacturing license as follows:

Gross carrying amount	$3,663,000
Accumulated amortization and impairment loss	(2,236,000)

Balance, March 31, 2005	1,427,000
Amortization for the six months ended September 30, 2005	(134,000)

Net	$1,293,000

     This intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. Related amortization expense for the three-month and six-month periods ended September 30, 2005 was $67,000 and $134,000, respectively. The related amortization expense for the same periods last year was $67,000 and $134,000, respectively. The manufacturing license is scheduled to be fully amortized by fiscal year 2011 with corresponding amortization estimated to be $133,000 for the remainder of Fiscal 2006, $267,000 for each of the fiscal years 2007, 2008, 2009 and 2010, and $92,000 for fiscal year 2011. The agreement requires the Company to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. As of September 30, 2005, royalties of $45,000 were earned under the terms of the agreement, of which $15,000 was unpaid.
6. Stock-Based Compensation
     The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company accounts for equity instruments issued to non-employees using the fair value at the date of grant as prescribed by Statement of Financial Accounting Standards (SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service”. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock option grants, employee stock purchases, and stock awards:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
In Thousands (except per share amounts)	2005	2004	2005	2004

Net loss, as reported	$(10,199)	$(9,147)	$(21,064)	$(19,681)
Add: Stock-based employee and director compensation included in reported net loss	76	37	152	77

Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(679)	(960)	(1,584)	(1,949)

Pro forma net loss	$(10,802)	$(10,070)	$(22,496)	$(21,553)

Net loss per share – Basic and Diluted:
As reported	$(0.12)	$(0.11)	$(0.25)	$(0.23)
Pro forma	$(0.13)	$(0.12)	$(0.27)	$(0.26)
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

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Cost of goods sold	$—	$—	$—	$—
Research and development	—	—	—	3,000
Selling, general and administrative	76,000	37,000	152,000	75,000

Total	$76,000	$37,000	$152,000	$78,000

     In July 2005, the Company entered into a General Release and Separation Agreement and a Consulting Agreement with its then Chief Financial Officer. The agreement provides for, among other items, a continuation of the vesting period of her then unvested common stock options through April, 2006, and consulting fees for three months. The Company recognized stock-based compensation of $236,000 in the three months ended September 2005 based upon the fair value of the unvested options in accordance with SFAS No. 123 and EITF 96-18.
     As of September 30, 2005, the Company had $282,000 in deferred stock compensation related to restricted stock, which will be amortized through the fiscal year ending March 31, 2008 (“Fiscal 2008”).
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
     Changes in accrued warranty reserve during the six months ended September 30, 2005 are as follows:

Balance, March 31, 2005	$8,667,000
Warranty provision relating to products shipped during the period	927,000
Deduction for warranty payments	(1,327,000)
Changes for accruals related to preexisting warranties or reliability repairs programs	(282,000)

Balance, September 30, 2005	$7,985,000

8. Commitments and Contingencies
     As of September 30, 2005, the Company had firm commitments to purchase inventories of approximately $7.6 million.
     The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included in Other Long-term Liabilities. Deferred rent amounted to $651,000 and $655,000 as of September 30, 2005 and March 31, 2005, respectively. Also included in Other Long-term liabilities was an accrual of $81,000 and $276,000 as of September 30, 2005 and March 31, 2005, respectively, for the expected loss on sub-lease of an office space previously occupied by the Company’s wholly owned subsidiary. The change in the accrual was a result of the lease payments and expected sublease income from the new sublease agreement. The sublessee vacated the premises during the third quarter of Fiscal 2005. During the second quarter ending September 30, 2005, we entered into a new sublease agreement. The sublessee payments will be offset against the deferred rent balance.
     In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19,

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2002. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would include, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The proposed settlement is pending final approval by parties to the action and the United States District Court for the Southern District of New York.
     A demand for arbitration was filed by a party in March 2004 that conducts business with the Company, claiming damages for breach of contract in excess of $10 million. The arbitration is currently scheduled for January 2006. The Company intends to vigorously defend against this action. As with any such action, the ultimate outcome is uncertain.
9. Related Party Transactions
     Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, was a distributor for the Company. There were no sales to Alliant Energy Resources, Inc. during the three and six months ended September 30, 2005 and 2004.
     In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC Power Division. In March 2005, Capstone and UTC replaced the strategic alliance agreement with an original equipment manufacturer (“OEM”) agreement. The OEM agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $327,000 and $717,000 for the three months ended September 30, 2005 and 2004, respectively. Sales for the six months ended September 30, 2005 and 2004 were $2,030,000 and $854,000, respectively. Related accounts receivable were $113,000 and $1,496,000 at September 30, 2005 and March 31, 2005, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the awards that the Company received from the Department of Energy. UTRC is the research and development branch of UTC. UTRC billed the Company $8,000 under this subcontract for the three months ended September 30, 2005, and had an unpaid balance of $14,000 at September 30, 2005. There were no billings under this contract for the three months ended September 30, 2004. For the six months ended September 30, 2005, there were approximately $26,000 in billings compared to none for the same period a year ago.
     On September 11, 2005, Capstone gave notice to UTC Power, LLC (“UTCP”) pursuant to the OEM Agreement (the “Agreement”) with UTCP, dated March 23, 2005, of certain breaches of the Agreement by UTCP and called upon UTCP to cure those breaches to avoid termination of the Agreement. UTCP filed suit in the United States District Court for the District of Connecticut on September 16, 2005, denying that it is in breach of the Agreement and seeking to enjoin Capstone from terminating or attempting to terminate the Agreement; monetary damages were not sought. The Agreement provides for arbitration of all disputes between the parties. Capstone has not withheld sales of products or parts to UTCP during the cure period. Capstone believes that the UTCP complaint is premature, failing to present a case or controversy for the courts. Meanwhile, Capstone has invited UTCP to cure its performance failures under the Agreement and to meet with Capstone to determine if the parties can resolve the matters in dispute.
10. Net Loss Per Common Share
     Basic loss per share of common stock is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make them antidilutive. There were outstanding stock options at September 30, 2005 and 2004 to purchase 9,228,000 and 8,616,000 shares, respectively. As of September 30, 2005, 240,000 shares of restricted common stock are contingently returnable.

CAPSTONE TURBINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Effective October 21, 2005, the Company completed a registered offering of the Company’s common stock. Pursuant to the offering, the company issued a total of 17,000,000 shares of its common stock, resulting in gross proceeds of approximately $41,400,000.
12. Recent Accounting Pronouncements
     New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles in most circumstances. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the fiscal year ending March 31, 2007 (“Fiscal 2007”).
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

11. Subsequent Event
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this Quarterly Report and within the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. When used in this Quarterly Report, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under “Business Risks” in Item 2 of Part I of this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.
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
          New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles in most circumstances. The Company plans to prospectively adopt SFAS No. 154 at the beginning of Fiscal 2007.
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
Overview
          We develop, manufacture market and service microturbine technology solutions for use in stationary distributed power generation applications including secure power, cogeneration (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), and resource recovery (“renewable” fuels). In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site. There are several technologies which are used to provide “on-site power generation”, also called “distributed generation” such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and in some instances, cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air. Our microturbines are sold primarily through our distributors. Our Authorized Service Companies (“ASCs”) provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability to sell into appropriate applications, and the quality of the installation and support of the ASCs.
          We believe we were the first company to offer a commercially available power source using microturbine technology. Our Model C30 and Model C60 products are designed to produce electricity for commercial and small industrial users. A 30-kilowatt product can produce enough electricity to power a small convenience store. A 60-kilowatt product can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require lubrication. This means they do not require routine maintenance to change oil or other lubrications, as do the most common competing products. The 30-kilowatt product can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digestor gas, kerosene and diesel. The 60-kilowatt product is available with an integrated heat exchanger, making it efficient to install in applications where hot water is used. Our products produce exceptionally clean power. In terms of nitrogen oxides (“NOx”) emissions, our microturbines have been shown to consistently produce less NOx than conventional reciprocating engines, including those designed for natural gas.
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
          We began commercial sales of our Model C30 products in 1998. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. To date, we have sold more than 3,200 commercial units. At the end of Fiscal 2005, we revisited our strategic plan. With the first year of the strategic plan behind us, we reassessed our plans for Fiscal 2006, Fiscal 2007 and Fiscal 2008. While some aspects of the initial strategic plan were modified, the overall direction, targets and key initiatives remained in tact. An overview of our strategic plan progress and its current status follows:
1.	Focus on vertical markets – Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (secure power, cogeneration (CHP, CCHP), and resource recovery), we identify specific targeted vertical market segments. Within each of these markets, we identify the critical factors to penetrating these markets and have built our plans around those factors.

During the second quarter of Fiscal 2006, we booked orders for 5.5 megawatts and shipped 5.1 megawatts of products, with 15.8 megawatts in backlog at the end of the second quarter. About 87% of our actual product shipments in the second quarter of Fiscal 2006 were to target markets: 54% for use in CHP applications, 25% for use in CCHP applications, and 8% for use in resource recovery applications.

2.	Sales and Distribution Channel – Previously, we identified the need to refine our channels of distribution. While some distributors and representatives had business capabilities to support our growth plans in our targeted markets, others did not. Additionally, we identified the need to add new distributors and representatives who were experienced in our target markets. We made significant progress in tailoring our distribution channels to our needs in Fiscal 2005. In the Americas, we currently have eight distributors and four dealers. Internationally, we added distribution centers in a number of countries where we were previously under-represented. During 2006, we continue to refine the distribution channels to address our specific targeted markets.

3.	Geographic Focus – The Americas have been, and will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. In Fiscal 2005, we opened a sales and service office in New York. We intend to use this presence to expand our penetration in the Northeastern market. During Fiscal 2006, we are investigating Boston as the next location for a direct Capstone presence in the Northeast. Based on our belief that Europe will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005. Since establishing that office, we have seen an improvement since last quarter of approximately 129% in our sales in Europe. During Fiscal 2006, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for relatively significant sales volumes over the next three years. Additionally, we have established an office in Mexico to service our fourth largest market and we are in the process of establishing an office in China.

4.	Service – During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2005, we put the resources in place to initiate our direct service offering in North America. While service revenue is less than $0.1 million for the second quarter of Fiscal 2006, we expect to leverage the investments we have made. In addition to one-time service contracts, we put nine multi-year service contracts in place during the first and second quarters of Fiscal 2006, continuing to demonstrate execution of our strategy. We also intend to establish a spare parts distribution center in strategic locations to ensure timely delivery of parts.

5.	Product Robustness and Life Cycle Maintenance Costs – Customers expect high performance and competitive total cost of ownership. To address those needs, we must continually ensure a high level of performance. Performance is affected not only by the microturbine, but also by the proper application design and installation, and the quality of ongoing service. We established a team to enhance the robustness of both our Model C30 and Model C60 products. The objective of this team was to meet, and then exceed, an average of 8,000 hours mean-time-between-failures for our microturbines. Based on our expected performance of units being manufactured and shipped, the team met this goal early in Fiscal 2005. These product robustness enhancements are expected to lower our per unit warranty costs and other support costs.

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

6.	New product development – Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and Model C60, will be our foundational product lines throughout the strategic planning period. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005. Testing continues and we are in the process of implementing a market survey to establish launch customers for this new product.

7.	Cost and Core Competencies – Improving overall product cost is an important element of the strategic plan. The planning process identified opportunities for improvement through focusing on core competencies. We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have opportunities to save costs through outsourcing. In conjunction with these changes, we have launched a strategic supply chain initiative to begin developing suppliers in China and other parts of Asia. Although we are only in the early stages of the initiative, we are encouraged by the improved cost opportunities this effort may produce. While we are striving to reduce costs, commodity price increases in mid-to-late Fiscal 2005 increased our costs of goods sold. In response to this development, near year-end, we increased selling prices an average of 7%.
     We believe that execution in each of these key areas of our strategic plan will be necessary to continue Capstone’s transition from an R&D focused company with a promising technology and early market leadership to achieving positive cash flow by the end of Fiscal 2007 with growing market presence and improving financial performance. We expect Fiscal 2006 to be an important year in our transformation.

Results of Operations
Three Months Ended September 30, 2005 and 2004
          Revenues. Revenues for the second quarter of Fiscal 2006 increased $1.8 million to $5.7 million from $3.9 million for the same period last year. Revenue from product shipments increased $1.4 million to $4.5 million during the current period from $3.0 million in the prior year. Shipments during the current period were 5.1 megawatts compared with 4.1 megawatts in the prior period reflecting higher demand in the current period. Revenues from accessories, parts and service for the second quarter of Fiscal 2006 increased $0.3 million to $1.3 million from $1.0 million for the same period last year.
          Individually, four customers each accounted for 16%, 14%, 13% and 10% of revenues, respectively, for the second quarter of Fiscal 2006, totaling approximately 53% of revenues. For the same quarter a year ago, only one customer accounted for approximately 18% of revenues. UTC accounted for 6% and 18% of revenues for the second quarter of Fiscal 2006 and Fiscal 2005, respectively.
          Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. We had a gross loss of $1.1 million for the second quarter of Fiscal 2006 compared with $2.1 million for the same period last year. The $1.0 million improvement in gross loss in the current period, compared with the same period last year is the result of an increase in production activity resulting in a higher absorption of overhead costs into inventory of approximately $1.0 million. Additionally, a decrease in inventory charges of approximately $0.1 million was offset by an increase in warranty expense of approximately $0.1 million. The $0.1 million decrease in inventory charges was primarily the result of $0.3 million in physical inventory and obsolescence reserve adjustments, offset by a benefit of $0.2 million from the use of previously fully written-down recuperator cores, for which future use was uncertain. The Company has since been able to use some of these cores in production. Warranty expense for unit shipments decreased approximately $0.5 million as a result of improvements that have been made through engineering design changes, and the net benefit recorded for changes in estimated costs for reliability repair programs decreased $0.6 million. In the second quarter of Fiscal 2005, a net benefit was recorded related to reliability repair programs resulting from the cancellation of a program of approximately $0.8 million. In the current quarter, a net benefit of $0.2 million was recorded. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates of several reliability repair programs. These programs were established primarily in Fiscal 2004 based on a decision to provide some repairs voluntarily for products sold in prior periods. Changes in program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available.
          We expect to continue to incur gross losses until we are able to increase our contribution margins through higher sales volumes, lower warranty and direct materials costs and reduced manufacturing costs through efforts such as outsourcing non-core functions, including design, assembly, test and installation support.
          Research and Development (“R&D”) Expenses. R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the second quarter of Fiscal 2006 decreased $0.2 million to $2.7 million from $2.9 million for the same period last year. R&D expenses are reported net of benefits from cost sharing programs such as the Department of Energy (“DOE”) funding. There were approximately $0.3 million of such benefits this quarter, compared with $23,000 for the same period a year ago. The decrease in R&D expense is primarily the result of the benefit from the cost-sharing programs. Cost-Sharing programs vary from period-to-period depending on the phases of the programs. We expect R&D spending in Fiscal 2006 to be somewhat lower than in Fiscal 2005. This change is expected to occur as a result of higher spending being more than offset by cost-sharing programs. We expect to enter into at least one new cost-sharing program in Fiscal 2006. If we do not enter into cost-sharing programs as expected, we will not incur some of the planned costs and would expect our spending in Fiscal 2006 to be roughly equivalent to that incurred in Fiscal 2005.
          Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the second quarter of Fiscal 2006 increased $2.0 million to $6.8 million from $4.8 million for the same period last year. Approximately $0.7 million of the increase in SG&A expenses relates to labor related costs, including salaries, consulting, recruitment and relocation expenses to support our continuous process improvement throughout the organization. Additionally, $0.5 million of the increase is related to severance expense. Approximately $0.5 million of the increase in SG&A expense results from legal and accounting fees and $0.3 million results from an increase in the bad debt reserve and property tax accruals. We expect SG&A costs in Fiscal 2006 to be slightly higher than the prior year.
          Interest Income. Interest income for the second quarter of Fiscal 2006 increased $0.1 million to $0.4 million from $0.3 million for the same period last year. The increase was primarily attributable to higher interest rates. We expect interest income to increase in Fiscal 2006 as a result of the equity offering completed during the third quarter of Fiscal 2006 that resulted in gross proceeds of approximately $41,400,000.

          Other Income. Other income for the second quarter of Fiscal 2006 was $22,000 compared to $0.4 million for the same period a year ago. The decrease resulted from a legal settlement in the prior year.
Six Months Ended September 30, 2005 and 2004
          Revenues. Revenues for the six months ended September 30, 2005 increased $2.6 million to $9.5 million from $6.9 million for the same period last year, reflecting increased demand across products, parts, accessories and service in the current year. Shipments during the six-month period were 8.5 megawatts compared with 6.8 megawatts during the same period last year. Revenues from accessories, parts and service for the six months ended September 30, 2005 increased $0.6 million to $2.3 million from $1.7 million for the same period last year. We expect sales in Fiscal 2006 to exceed sales for Fiscal 2005.
          Individually, two customers each accounted for 21% and 10% of revenues, respectively, for the six months ended September 30, 2005, totaling approximately 31% of revenues. For the same period a year ago, one customer accounted for approximately 12% of revenues. UTC accounted for 21% and 12% of revenues for the six months ended September 30, 2006 and 2005, respectively.
          Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. We had a gross loss of $4.5 million for the six months ended September 30, 2005 compared with $4.6 million for the same period last year. The $0.1 million improvement in gross loss in the current period, compared with the same period last year is the result of an increase in production activity resulting in a higher absorption of overhead costs into inventory of approximately $.6 million offset by an increase in inventory charges of approximately $0.5 million. Of the $0.5 million increase in inventory charges, $0.3 million is a result of physical inventory and obsolescence reserve adjustments and the remainder is the result of a decrease in the benefit recognized for the use of previously fully written-down recuperator cores. Warranty expense for unit shipments decreased approximately $0.5 million as a result of improvements that have been made through engineering design changes, and the net benefit recorded for changes in estimated costs for reliability repair programs decreased $0.5 million. In the second quarter of Fiscal 2005, a net benefit was recorded related to reliability repair programs as a result of the cancellation of a program of approximately $0.8 million. In the second quarter of Fiscal 2006, a net benefit of $0.3 million was recorded. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates of several reliability repair programs. These programs were established primarily in Fiscal 2004 based on a decision to provide some repairs voluntarily for products sold in prior periods. Changes in program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available.
          R&D Expenses. R&D expenses for the six months ended September 30, 2005 decreased $1.5 million to $4.8 million from $6.3 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs. These benefits were $1.1 million for the six months ended September 30, 2005, compared with $0.1 million for the same period a year ago. The benefits from cost-sharing programs vary from period-to-period depending on the phases of the programs. The decrease in spending is primarily the result of the benefit from cost-sharing programs and a reduction in spending for supplies in conjunction with the C200 development program of approximately $0.8 million, offset by higher costs for consulting and labor of approximately $0.8 million associated with our product robustness and enhancement efforts.
          SG&A Expenses. SG&A expenses for the six months ended September 30, 2005 increased $2.9 million to $12.5 million from $9.6 million for the same period last year. Approximately $2.0 million of the increase in SG&A expenses relates to labor related costs, including salaries, consulting, recruitment and relocation expenses to support our continuous process improvement throughout the organization. Additionally, $0.5 million of the increase is related to severance expense. Approximately $0.8 million of the increase is the result of legal and accounting fees and $0.1 million of the increase is the result of property tax accruals. We expect SG&A costs in Fiscal 2006 to be slightly higher than prior year.
          Interest Income. Interest income for the six months ended September 30, 2005 increased $0.2 million to $0.8 million from $0.6 million for the same period last year. The increase was primarily attributable to higher average interest rates during the current period. We expect interest income to increase as a result of the equity offering completed during third quarter of Fiscal 2006.
          Other Income. Other income was $24,000 for the first six months of Fiscal 2006 compared to $0.4 million for the same period a year ago. The decrease resulted from a legal settlement in the prior year.
Liquidity and Capital Resources
          Our cash requirements depend on many factors, including the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. We believe that our current cash balance and the additional cash received from the sale of common stock in third quarter of Fiscal 2006 of approximately $41,400,000 are sufficient to fund operating losses and our currently projected commitments for the next twelve months.

          We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.
          Operating Activities - During the six months ended September 30, 2005 we used $19.9 million in cash in our operating activities, which consisted of a net loss for the period of approximately $21.0 million, offset by non-cash adjustments (primarily depreciation and impairment charges) of $4.3 million and cash used for working capital of approximately $3.1 million. This compared to operating cash usage of $15.1 million during the six months ended September 30, 2004, which consisted of a net loss for the period of approximately $19.7 million, offset by non-cash adjustments (primarily depreciation and warranty charges) of $3.3 million and cash generated from working capital of approximately $1.3 million. The working capital change between periods is largely attributable to a $3.8 million increase in spending on inventory to support the expected sales in future periods, compared with the same period a year ago, as well as a $1.3 million decrease in accounts receivable resulting primarily from collections of approximately $1.8 million from the DOE in the prior period, offset by $0.3 million less cash used for warranties as a result of improved product performance and a $0.3 million increase in customer deposits.
          Investing Activities - Net cash used in investing activities for acquisition of fixed assets was $0.5 million and $0.4 million for the six month periods ended September 30, 2005 and 2004, respectively. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in previous periods.
          Financing Activities - During the six month period ended September 30, 2005, we generated $0.9 million from financing activities as compared with the prior year, in which we used $0.4 million. The exercise of stock options, restricted stock awards and employee stock purchases yielded $0.9 million in cash in the six months ended September 30, 2005 as compared with $0.2 million in the prior year period. Repayments of capital lease obligations used $8,000 during the six months ended September 30, 2005 as compared with $0.6 million for the same period a year ago because the leases were substantially paid down during last year.
          We anticipate that, as a result of our efforts to generate sales and margins while controlling costs, we will lower our cash usage. Our goal for Fiscal 2006 is to use less cash for operating and investing activities than in Fiscal 2005.
          Except for scheduled payments made on operating and capital leases during the first half of Fiscal 2006, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2005.
          Effective October 21, 2005, the Company completed a registered offering of the Company’s common stock. Pursuant to the offering, the company issued a total of 17,000,000 shares of its common stock, resulting in gross proceeds of approximately $41.4 million.
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
          Investors should carefully consider the risks described below before making an investment decision. In addition, these risks are not the only ones facing our Company. Additional risks of which we may not be aware or that we currently believe are not material may also impair our business operations or our stock price. Our business could be harmed by any of these risks. The trading price of our common stock has and could continue to vary as a result of any of these risks, and investors may lose all or part of their investment. These factors are described in greater detail in our Annual Report on Form 10-K for the year ended March 31, 2005 and our prospectus supplement filed pursuant to Rule 424(b)(5) of the Securities Act dated October 7, 2005.

•	Our operating history is characterized by net losses, and we anticipate further losses and may never become profitable;

•	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our revenues and profitability;

•	We operate in a highly competitive market among competitors who have significantly greater resources than we have, and we may not be able to compete effectively;

•	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our profitability will suffer;

•	We may not be able to retain or develop distributors in our targeted markets, in which case our sales would not increase as expected;

•	Our largest customer’s performance has been inadequate, and that customer has not and may not achieve its forecasted sales growth;

•	We may not be able to develop sufficiently trained applications engineering, installation and service support to serve our targeted markets;

•	Changes in our product components may require us to replace parts held at distributors and ASCs;

•	We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical, thereby affecting demand for our microturbines;

•	Utility companies or governmental entities could place barriers to our entry into the marketplace and we may not be able to effectively sell our product;

•	Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure;

•	We depend upon the development of new products and enhancements of existing products;

•	Operational restructuring may result in asset impairment or other unanticipated charges;

•	We may not achieve production cost reductions necessary to competitively price our product, which would impair our sales;

•	Commodity market factors impact our costs and availability of materials;

•	Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product;

•	Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our potential profitability;

•	Potential intellectual property, shareholder or other litigation may adversely impact our business;

•	We may be unable to fund our future operating requirements, which could force us to curtail our operations;

•	We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our sales and profitability;

•	Our success depends in significant part upon the service of management and key employees;

•	We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock;

•	Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control;

•	The market price of our common stock has been and may continue to be highly volatile and an investment in our common stock could suffer a decline in value; and

•	Provisions in our certificate of incorporation, bylaws and our stockholder rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition at a premium price.
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
          As a result of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 it was concluded that the Company’s internal controls over financial reporting were ineffective. Three control deficiencies were identified in the Company’s internal controls over financial reporting which constituted “material weaknesses” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
          The first material weakness related to a deficiency in the design of controls for ensuring that the Company’s financial accounting software was properly configured, during the Company’s change in fiscal year, to correctly calculate depreciation and amortization expense of equipment and leasehold improvements. In the three month period ended March 31, 2004, the software was configured to change to fiscal from calendar years. Controls designed to detect errors in depreciation and amortization expense, principally the reconciliation and review of depreciation and amortization expense for reasonableness, did not operate effectively because they did not detect the error. These deficiencies in controls resulted in the Company recording an adjustment of $609,000 to increase depreciation and amortization expense in the fourth quarter of Fiscal 2005. The impact of such adjustment on prior quarters was not significant. The second material weakness, a deficiency in the operation of controls for identifying and recording accounts payable and accrued liabilities, principally from the failure of the Company’s controls to detect an understatement of accrued liabilities for legal expenses, resulted in recording adjustments aggregating $277,000 to increase accounts payable and accrued liabilities and corresponding expenses as of and Fiscal 2005. The third material weakness relates to a deficiency in the operation of controls for compiling fiscal year-end physical inventory counts for work-in-process inventory, principally inadequate compiling of inventory count tags and the lack of review by supervisors sufficient to detect errors arising from manually input data.
          Since March 31, 2005, we believe we have adequately addressed the first and second material weaknesses, however, we have continued to identify a material weakness related to the effectiveness of internal controls over inventory as it relates to custody, control and recording of assets. The deficiencies in this area of internal controls were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements and the significance of the controls over inventory to the preparation of reliable financial statements.

          Changes in Internal Control Over Financial Reporting
          The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has taken steps to remediate the control deficiencies identified in our annual report on Form 10-K for Fiscal 2005. The Company has and will continue to calculate and record depreciation and leasehold amortization expense manually until such time as its financial accounting software can be correctly configured. The Company has also developed analytical procedures to ensure amounts recorded are accurate. The Company has implemented additional controls over the accruals of legal fees to ensure amounts recorded are accurate. Specifically, the Company has provided training to appropriate personnel to ensure a better understanding of accounting concepts related to accruals and has developed a confirmation process in which monthly communication is made directly with any vendor providing legal services. The Company performed a limited scope physical inventory during the first and second quarter of Fiscal 2006. While progress was made with respect to compiling the quarter-end physical inventory counts, management is in the process of refining existing controls and considering implementation of new controls in an effort to remediate completely the material weakness related to inventory controls.
          Management has discussed these issues and remediation efforts in detail with our Audit Committee. Our Chief Executive Officer and our Chief Financial Officer believe the aforementioned changes in the Company’s internal controls over financial reporting have remediated the first and second material weaknesses and that management’s planned activities with respect to inventory controls will remediate the third material weakness.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          On September 11, 2005, Capstone gave notice to UTC Power, LLC (“UTCP”) pursuant to the OEM Agreement (the “Agreement”) with UTCP, dated March 23, 2005, of certain breaches of the Agreement by UTCP and called upon UTCP to cure those breaches or the Agreement will terminate. UTCP filed suit in the United States District Court for the District of Connecticut on September 16, 2005, denying that it is in breach of the Agreement and seeking to enjoin Capstone from terminating or attempting to terminate the Agreement; monetary damages were not sought. The Agreement provides for arbitration of all disputes between the parties. Capstone has not withheld sales of products or parts to UTCP during the cure period. Capstone believes that the UTCP complaint is premature, failing to present a case or controversy for the courts. Meanwhile, Capstone has invited UTCP to cure its performance failures under the Agreement and to meet with Capstone to determine if the parties can resolve the matters in dispute.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of stockholders of the Company was held on September 16, 2005.

(b)	All directors stood for election and all nominees were elected.

(c)	The only matter voted upon at the meeting was the election of the directors. The votes cast with respect to such matter are as follows:

Election of Directors:	Votes Cast
Director	For	Withheld
Eliot Protsch	63,849,760	8,880,908
Richard Donnelly	63,063,208	9,338,457
John Jaggers	63,702,298	8,698,367
Noam Lotan	66,285,317	6,115,348
Dennis Schiffel	63,871,549	8,529,116
Gary Simon	66,348,540	6,052,125
John Tucker	63,869,038	8,531,627

Item 6. Exhibits:
The following exhibits are filed with, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1(3)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation.

3.2(1)	Amended and Restated Bylaws of Capstone Turbine Corporation.

4.1(2)	Specimen stock certificate.

10.1(1)	Stock Option Agreement with Walter J. McBride.

10.2(1)	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan.

31.1(1)	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2(1)	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO.

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine’s registration statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: November 9, 2005	By:	/s/ Walter J. McBride

Walter J. McBride
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation.

10.1	Stock Option Agreement with Walter J. McBride.

10.2	Form of Stock Option Agreement for Amended and Restated 2000 Equity incentive Plan.

31.1	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO.