Form 10-Q
period 2005-12-31
CAPSTONE TURBINE CORP
filed 2006-02-09
CIK 1009759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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

(Registrant’s telephone number, including area code)
818-734-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated” filer in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s common stock as of January 31, 2006 was 102,735,649.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$66,190	$63,593
Accounts receivable, net of allowance for doubtful accounts and sales returns of $779 at December 31, 2005 and $536 at March 31, 2005	5,949	3,150
Inventories	14,702	11,273
Prepaid expenses and other current assets	932	992

Total current assets	87,773	79,008
Equipment and Leasehold Improvements, net	8,519	10,529
Non-Current Portion of Inventories	2,939	3,990
Intangible Asset, net and Other Long-Term Assets	1,469	1,663

Total	$100,700	$95,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,835	$5,796
Accrued salaries and wages	1,109	1,442
Accrued warranty reserve	7,984	8,667
Deferred revenue	1,419	1,522
Current portion of notes payable and capital lease obligations	19	19

Total current liabilities	17,366	17,446

Long-Term Portion of Notes Payable and Capital Lease Obligations	50	64
Other Long-Term Liabilities	690	1,002
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 103,252,461 shares issued and 102,701,253 shares outstanding at December 31, 2005; 85,379,446 shares issued and 84,828,238 shares outstanding at March 31, 2005	103	85
Additional paid-in capital	571,963	530,931
Accumulated deficit	(488,714)	(453,469)
Deferred stock compensation	(245)	(356)
Treasury stock, at cost; 551,208 shares	(513)	(513)

Total stockholders’ equity	82,594	76,678

Total	$100,700	$95,190

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three		Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share data)

Revenue	$7,040	$4,683	$16,552	$11,563
Cost of Goods Sold	9,793	6,829	23,785	18,299

Gross Loss	(2,753)	(2,146)	(7,233)	(6,736)
Operating Expenses:
Research and development	3,093	2,793	7,926	9,126
Selling, general and administrative	9,045	5,210	21,570	14,856

Total operating expenses	12,138	8,003	29,496	23,982

Loss from Operations	(14,891)	(10,149)	(36,729)	(30,718)
Interest income	708	378	1,481	937
Interest expense	(1)	(2)	(22)	(37)
Other Income	3	3	27	369

Loss Before Income Taxes	(14,181)	(9,770)	(35,243)	(29,449)
Provision for Income Taxes	—	—	2	2

Net Loss	$(14,181)	$(9,770)	$(35,245)	$(29,451)

Net Loss Per Share of Common Stock — Basic and Diluted	$(0.14)	$(0.12)	$(0.39)	$(0.35)

Weighted Average Shares Used to Calculate Basic and Diluted Net Loss Per Share	102,341	84,412	90,624	84,337

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2005	2004
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net loss	$(35,245)	$(29,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,231	3,586
Provision for doubtful accounts and sales returns	244	41
Inventories write-down	1,526	207
Provision for warranty expenses	1,243	957
(Gain)Loss on disposal of equipment	(21)	30
Non-cash stock compensation	753	254
Changes in operating assets and liabilities:
Accounts receivable	(3,043)	2,149
Inventories	(3,904)	(2,312)
Prepaid expenses and other assets	53	194
Accounts payable	(652)	1,354
Accrued salaries and wages, and other accrued and long-term liabilities	983	(990)
Accrued warranty reserve	(1,926)	(2,039)
Deferred revenue	(103)	226

Net cash used in operating activities	(36,861)	(25,794)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(966)	(605)
Proceeds from disposal of equipment and leasehold improvements	30	1

Net cash used in investing activities	(936)	(604)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	39,089	—
Repayment of notes payable and capital lease obligations	(14)	(593)
Exercise of stock options and employee stock purchases	1,319	304

Net cash provided by(used in) financing activities	40,394	(289)

Net Increase (Decrease) in Cash and Cash Equivalents	2,597	(26,687)
Cash and Cash Equivalents, Beginning of Period	63,593	102,380

Cash and Cash Equivalents, End of Period	$66,190	$75,693

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$22	$37
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the nine months ended December 31, 2005 and 2004, the Company purchased on account $63 and $29 of fixed assets, respectively

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover costs and expenses. To date, the Company has funded its activities primarily through private and public equity offerings.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2005 was derived from audited financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2005. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2005. This quarterly report on Form 10-Q (“Form 10-Q”) refers to the fiscal years ending March 31, 2010, March 31, 2009, March 31, 2008, March 31, 2007 and March 31, 2006, and the fiscal years ended March 31, 2005 and March 31, 2004 as “Fiscal 2010”, “Fiscal 2009”, “Fiscal 2008”, “Fiscal 2007”, “Fiscal 2006”, “Fiscal 2005” and “Fiscal 2004”, respectively.

Certain reclassifications have been made to some prior year balances to conform to the current year’s presentation.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.	Customer Concentrations and Accounts Receivable

Individually, three customers accounted for 26%, 17% and 12% of revenue, respectively, for the third quarter of Fiscal 2006, totaling approximately 55% of revenue. For the same quarter a year ago, individually, two customers accounted for approximately 27% and 13% of revenue, respectively, totaling approximately 40% of revenue. United Technologies Corporation (“UTC”) accounted for 26% and 4% of revenue for the third quarter of Fiscal 2006 and Fiscal 2005, respectively. For the nine months ended December 31, 2005, one customer accounted for 23% of revenue. For the same period a year ago, one customer accounted for approximately 13% of revenue. UTC accounted for 23% and 9% of revenue for the nine months ended December 31, 2005 and 2004, respectively. While the Company has individual customers who, in any given period, may represent a significant portion of the Company’s business, overall, the Company is not dependent on any single customer or particular group of customers.

CAPSTONE TURBINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individually, two customers accounted for 22% and 19% of net accounts receivable, respectively, as of December 31, 2005, totaling approximately 41% of net accounts receivable. UTC accounted for 19% and 47% of net accounts receivable as of December 31, 2005 and March 31, 2005, respectively.

4.	Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	December 31,	March 31,
	2005	2005
	(In thousands)

Raw materials	$13,748	$11,333
Work in process	1,017	2,580
Finished goods	2,876	1,350

Total	17,641	15,263
Less non-current portion	2,939	3,990

Current portion	$14,702	$11,273

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

5.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	December 31,	March 31,
	2005	2005
	(In thousands)

Machinery, equipment and furniture	$19,471	$18,760
Leasehold improvements	8,642	8,563
Molds and tooling	3,166	3,096

	31,279	30,419
Less: accumulated depreciation and amortization	22,760	19,890

Total equipment and leasehold improvements, net	$8,519	$10,529

6.	Intangible Asset

The Company’s sole intangible asset is a manufacturing license as follows:

(In thousands)

Gross carrying amount	$3,663
Accumulated amortization and impairment loss	(2,236)

Balance, March 31, 2005	1,427
Amortization for the nine months ended December 31, 2005	(201)

Balance, December 31, 2005	$1,226

This intangible asset, which was acquired in 2000, is being amortized over its estimated useful life of ten years. Related amortization expense for the three-month and nine-month periods ended December 31, 2005 was $67,000 and $201,000, respectively. The related amortization expense for the same periods last year was $67,000 and

CAPSTONE TURBINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$201,000, respectively. The manufacturing license is scheduled to be fully amortized by the fiscal year ending March 31, 2011 with corresponding amortization estimated to be $66,000 for the remainder of Fiscal 2006, $267,000 for each of Fiscal 2007, Fiscal 2008, Fiscal 2009, Fiscal 2010 and $92,000 for the fiscal year ending March 31, 2011. The manufacturing license agreement requires the Company to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. As of December 31, 2005, royalties of $61,000 were earned under the terms of the manufacturing license agreement, of which $31,000 was unpaid.

7.	Stock-Based Compensation

The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company accounts for equity instruments issued to non-employees using the fair value at the date of grant as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock option grants, employee stock purchases, restricted stock and stock awards:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net loss, as reported	$(14,181)	$(9,770)	$(35,245)	$(29,451)
Add: Stock-based employee and director compensation included in reported net loss	62	37	214	114
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(857)	(915)	(2,441)	(2,864)

Pro forma net loss	$(14,976)	$(10,648)	$(37,472)	$(32,201)

Net loss per share — Basic and Diluted:
As reported	$(0.14)	$(0.12)	$(0.39)	$(0.35)
Pro forma	$(0.15)	$(0.13)	$(0.41)	$(0.38)

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)

Research and development	$—	$—	$—	$3
Selling, general and administrative	62	37	214	111

Total	$62	$37	$214	$114

CAPSTONE TURBINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2005, the Company entered into a General Release and Separation Agreement and a Consulting Agreement (the “Consulting Agreement”) with the Company’s former Chief Financial Officer. The Consulting Agreement provides for, among other items, a continuation of the vesting period of the then unvested common stock options through April 2006, and consulting fees for three months. The Company recognized stock-based compensation of $236,000 in the three months ended September 30, 2005 based upon the fair value of the unvested options in accordance with SFAS No. 123 and EITF 96-18.

As of December 31, 2005, the Company had $245,000 in deferred stock compensation related to restricted stock, which will be amortized through Fiscal 2008.

8.	Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to three years. Factors that affect the Company’s warranty obligations include product failure rates and costs of repair or replacement in correcting product failures. The Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities and makes adjustments quarterly, if necessary.

Changes in accrued warranty reserve during the nine months ended December 31, 2005 are as follows:

(In thousands)

Balance, March 31, 2005	$8,667
Warranty provision relating to products shipped during the period	1,191
Deduction for warranty payments	(1,926)
Changes for accruals related to preexisting warranties or reliability repairs programs	52

Balance, December 31, 2005	$7,984

9.	Commitments and Contingencies

As of December 31, 2005, the Company had firm commitments to purchase inventories of approximately $9.9 million.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements provide for rent escalation over the lease term. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included in Other Long-term Liabilities in the accompanying condensed consolidated balance sheets. Deferred rent amounted to $635,000 and $655,000 as of December 31, 2005 and March 31, 2005, respectively. Also included in Other Long-term Liabilities was an accrual of $37,000 and $276,000 as of December 31, 2005 and March 31, 2005, respectively, for the expected loss on a sublease for office space previously occupied by the Company’s wholly owned subsidiary. The change in the accrual was a result of the lease payments offset by the expected sublease income from the new sublease agreement. This sublessee vacated the premises during the third quarter of Fiscal 2005. During the quarter ending September 30, 2005, the Company entered into a new sublease agreement. The sublessee payments will be offset against the deferred rent balance.

In December 2001, a purported shareholder class action lawsuit was filed against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000.

CAPSTONE TURBINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An amended complaint was filed on April 19, 2002. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would include, among other things, a release of the Company and of the individual defendants for liability associated with the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The proposed settlement is pending final approval by parties to the action and the United States District Court for the Southern District of New York.

A demand for arbitration was filed in March 2004 by Interstate Companies, Inc. (“Interstate”), a company that conducts business with the Company. Interstate claimed damages for breach of contract in excess of $10 million. On December 30, 2005, the Company entered into a Confidential Settlement Agreement and Mutual Release (“Settlement Agreement”) with Interstate, whereby all disputes between Interstate and the Company were amicably resolved. Pursuant to the Settlement Agreement, the Company paid Interstate $2.3 million on December 30, 2005 and the parties agreed to release each other from any and all claims. The Company accrued $0.3 million of the expense in a prior year and recorded $2.0 million of the expense in selling, general and administrative cost in the current quarter.

10.	Related Party Transactions

Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc., a subsidiary of Alliant Energy Corporation, was a distributor for the Company and the agreement expired in March 2005. There were no sales to Alliant Energy Resources, Inc. during the three and nine months ended December 31, 2005 and 2004.

In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC power division. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer agreement (the “OEM Agreement”) between the Company and UTC Power LLC (“UTCP”). The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $1.8 million and $169,000 for the three months ended December 31, 2005 and 2004, respectively. Sales for the nine months ended December 31, 2005 and 2004 were $3.9 million and $1.0 million, respectively. Related accounts receivable were $1.1 million and $1.5 million at December 31, 2005 and March 31, 2005, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the awards that the Company received from the Department of Energy (the “DOE”). UTRC is the research and development branch of UTC. UTRC billed the Company $8,000 under this subcontract for the three months ended December 31, 2005, and the Company had an unpaid balance with UTRC of $9,000 at December 31, 2005. There were no billings under this contract for the three months ended December 31, 2004. For the nine months ended December 31, 2005, there were approximately $35,000 in billings compared to $100,000 for the same period a year ago.

On September 11, 2005, the Company gave notice to UTCP pursuant to the OEM Agreement, dated March 23, 2005, of certain breaches of the OEM Agreement by UTCP and called upon UTCP to cure those breaches to avoid termination of the OEM Agreement. UTCP filed suit in the United States District Court for the District of Connecticut on September 16, 2005, denying that it is in breach of the OEM Agreement and seeking to enjoin the Company from terminating or attempting to terminate the OEM Agreement; monetary damages were not sought.

CAPSTONE TURBINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 15, 2005, UTCP filed a notice of dismissal without prejudice with respect to its lawsuit and on November 16, 2005, the United States District Court for the District of Connecticut entered an order dismissing the case. The Company did not withhold sales of products or parts to UTCP during the cure period. The OEM Agreement provides for arbitration of all disputes between the parties. The Company invited UTCP to cure its performance failures under the OEM Agreement and to meet with the Company to determine if the parties can resolve the matters in dispute.

11.	Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable and subject to repurchase if the purchaser’s status as an employee or consultant terminates are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make them antidilutive. As of December 31, 2005 and 2004, the number of antidilutive stock options excluded from diluted net loss per common share computations was approximately 10,071,000 and 8,914,000 shares, respectively. As of December 31, 2005, 208,000 shares of restricted common stock are contingently returnable.

12.	Sale of Common Stock

Effective October 21, 2005, the Company completed a registered direct offering of the Company’s common stock whereby it issued a total of 17 million shares of its common stock, resulting in gross proceeds of approximately $41.4 million. The Company incurred approximately $2.3 million in direct costs associated with the offering.

The common stock was issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with a takedown from the Company’s registration statement on Form S-3 (File No. 333-128164).

13.	Recent Accounting Pronouncements

New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles in most circumstances. The Company plans to adopt SFAS No. 154 prospectively at the beginning of Fiscal 2007.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company will be required to adopt SFAS No. 123R at the beginning of Fiscal 2007. The Company believes that the adoption of SFAS No. 123R could have a material impact on the amount of earnings the Company reports in Fiscal 2007. The Company has not yet determined the specific impact that adoption of this standard will have on its financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 now requires that those items be recognized as current-period charges

CAPSTONE TURBINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regardless of whether they meet the criterion of “so abnormal.” In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company plans to adopt SFAS No. 151 at the beginning of Fiscal 2007. The Company has not yet determined the specific impact that adoption of this standard will have on its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under “Business Risks” in Item 2 of Part I of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2005 and continue to include the following areas:

•	Impairment of long-lived assets, including intangible assets;

•	Inventory write-downs and classification of inventories;

•	Estimates of warranty obligations;

•	Sales returns and allowances;

•	Allowance for doubtful accounts;

•	Deferred tax assets; and

•	Loss contingencies.

New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles in most circumstances. The Company plans to adopt prospectively SFAS No. 154 at the beginning of Fiscal 2007.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company will be required to adopt SFAS No. 123R at the beginning of Fiscal 2007. The Company believes that the adoption of SFAS No. 123R could have a material impact on the amount of earnings the Company reports in Fiscal 2007. The Company has not yet determined the specific impact that adoption of this standard will have on its financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 now requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company plans to adopt SFAS No. 151 at the beginning of Fiscal 2007. The Company has not yet determined the specific impact that adoption of this standard will have on its financial position or results of operations.

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including secure power, cogeneration (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)) and resource recovery (including “renewable” fuels). In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site. There are several technologies which are used to provide “on-site power generation”, also called “distributed generation,” such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and in some instances, cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air. Our microturbines are sold primarily through our distributors and dealers. Our Authorized Service Companies (“ASCs”) provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability to sell into appropriate applications, and the quality of the installation and support of the ASCs.

We believe we were the first company to offer a commercially available power source using microturbine technology. Our Model C30 and C60 Series products are designed to produce electricity for commercial and small industrial users. A 30-kilowatt product can produce enough electricity to power a small convenience store. The 60 and 65 kilowatt products can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require lubrication. This means they do not require routine maintenance to change oil or other lubrications, as do the most common competing products. The 30-kilowatt product can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digestor gas, kerosene and diesel. The 60 and 65 kilowatt products are available with an integrated heat exchanger, making it efficient to install in applications where hot water is used. Our products produce exceptionally clean power. In terms of nitrogen oxides (“NOx”) emissions, our microturbines have been shown to consistently produce less NOx than conventional reciprocating engines, including those designed for natural gas.

The market for our products is highly competitive and is changing rapidly. Our microturbines compete with existing technologies, such as the utility grid and reciprocating engines, and may also compete with emerging distributed generation technologies, including solar power, wind-powered systems, fuel cells and other microturbines. Additionally, many of our distributed generation competitors are well-established firms that derive advantages from production economies of scale and have a worldwide presence and greater resources, which they can devote to product development or promotion.

We began commercial sales of our Model C30 products in 1998. In September 2000, we shipped the first commercial unit of our Model C60 microturbine. Annually, we revisit our strategic plan. While some aspects of our strategic plan may be modified, the overall direction, targets and key initiatives remain intact. An overview of our strategic plan progress and its current status follows:

1. Focus on vertical markets — Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (secure power, cogeneration (CHP and CCHP) and resource recovery), we identify specific targeted vertical market segments. Within each of these markets, we identify the critical factors to penetrating these markets and have based our plans on those factors.

During the third quarter of Fiscal 2006, we booked orders for 3.8 megawatts and shipped 6.8 megawatts of products, resulting in 12.8 megawatts in backlog at the end of the third quarter. About 95% of our actual product shipments in the third quarter of Fiscal 2006 were to target markets: 17% for use in CHP applications, 42% for use in CCHP applications, 36% for use in resource recovery applications and all other shipments including secure power were 5%.

2. Sales and Distribution Channel — Previously, we identified the need to refine our channels of distribution. While some distributors, dealers and representatives had business capabilities to support our growth plans in our targeted markets, others did not. Additionally, we identified the need to add new distributors, dealers and representatives who were experienced in our target markets. We made significant progress in tailoring our distribution channels in the past two years. In the Americas, we currently have eight distributors and five dealers. Internationally, we added distribution centers in a number of countries where we were previously under-represented. We continue to refine the distribution channels to address our specific targeted markets.

3. Geographic Focus — The Americas have been, and will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. In Fiscal 2005, we opened a sales and service office in New York. We intend to use this presence to expand our penetration in the Northeastern market. We are investigating Boston as the next location for a direct Capstone presence in the Northeast. Based on our belief that Europe will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005. Since establishing that office, we have seen an improvement of 120% in our sales in Europe during the first nine months of Fiscal 2006, compared with the same period last year. We expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Additionally, we have established an office in Mexico to service our fourth largest market and we have established an office in China to work with our China distributor in the expectation that China will become one of our leading markets in the years ahead.

4. Service — During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2005, we put the resources in place to initiate our direct service offering in North America. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

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

To further provide us with the ability to evaluate microturbine performance in the field, we developed a “real-time” remote monitoring and diagnostic feature. This feature allows us to monitor installed units and rapidly collect operating data on a continual basis. We use this information to anticipate and quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement. This feature is very important in allowing us to better serve our customers.

6. New Product Development — Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and C60 Series, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. In December 2005 we announced the introduction of the

Capstone C65 to our C60 Series, with an installed output of 65 kilowatts. The C65 will complement, rather than replace as originally intended, our C60 Series. In addition, our C200 product beta testing was successfully implemented during Fiscal 2005. Testing continues, and we are in the process of implementing a market survey to establish launch customers for this new product.

7. Cost and Core Competencies — Improving overall product cost is an important element of the strategic plan. The planning process identified opportunities for improvement through focusing on core competencies. We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have opportunities to save costs through outsourcing. In conjunction with these changes, we have launched a strategic supply chain initiative to begin developing suppliers in China and other parts of Asia. Although we are only in the early stages of this initiative, we are encouraged by the improved cost opportunities this effort may produce. While we are striving to reduce costs, commodity price increases in mid-to-late Fiscal 2005 increased our costs of goods sold. In response to this development, in late Fiscal 2005 and again in February 2006, we increased selling prices an average of 7% in each period.

We believe that execution in each of these key areas of our strategic plan will be necessary to continue Capstone’s transition from an R&D focused company with a promising technology and early market leadership to achieving positive cash flow with growing market presence and improving financial performance. Primarily because of the delay in the approval of the New York City Department of Buildings’ Materials Equipment Acceptance application, we now expect to achieve our goal of positive cash flow by the end of the first quarter of Fiscal 2008. The approval of the MEA application will result in our Capstone-branded MicroTurbine Emergency Elevator Interface product being added to the MEA Index, which is the New York City Department of Buildings’ list of accepted products. As a result, this will significantly simplify the permit filing process for our customers.

Results of Operations

Three Months Ended December 31, 2005 and 2004

Revenue.  Revenue for the third quarter of Fiscal 2006 increased $2.3 million, or 50%, to $7.0 million from $4.7 million for the same period last year. Revenue from product shipments increased $2.2 million, or 68%, to $5.7 million during the current period from $3.5 million in the prior year. Shipments during the current period were 6.8 megawatts compared with 4.5 megawatts in the prior period reflecting higher demand in the current period. The overall revenue increase reflects an average unit price increase of 21%, as well as a product mix price change towards higher priced units. Revenue from accessories, parts and service for the third quarter of Fiscal 2006 increased $0.1 million to $1.3 million from $1.2 million for the same period last year.

Individually, three customers accounted for 26%, 17% and 12% of revenue, respectively, for the third quarter of Fiscal 2006, totaling approximately 55% of revenue. For the same quarter a year ago, individually, two customers accounted for approximately 27% and 13% of revenue, respectively, totaling approximately 40% of revenue. UTC accounted for 26% and 4% of revenue for the third quarter of Fiscal 2006 and Fiscal 2005, respectively.

Gross loss.  Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $2.8 million, or 39.1% of revenue, for the third quarter of Fiscal 2006 compared to $2.1 million, or 45.8% of revenue, for the same period last year. The improvement in the gross loss percentage reflects the operating leverage of increased revenue over fixed manufacturing costs. The operating leverage benefits were offset by increased inventory valuation charges of $0.6 million and warranty expense of $0.3 million, compared to the same period last year. Warranty expense for unit shipments decreased approximately $0.9 million as a result of improvements that have been made through engineering design changes and product robustness, offset by an increase in reliability programs of $1.2 million primarily as a result of benefits of $0.9 recorded in the prior period resulting from design changes and product enhancements. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates of several reliability enhancement programs. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available.

We expect to continue to incur gross losses until we are able to increase our margins through higher sales volumes, lower warranty and direct materials costs, and reduced manufacturing costs through efforts such as outsourcing non-core functions, including design, assembly, test and installation support.

Research and Development (“R&D”) Expenses.  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the third quarter of Fiscal 2006 increased $0.3 million, or 11%, to $3.1 million from $2.8 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE funding. There were approximately $0.5 million of such benefits this quarter, compared with $0.2 million for the same period a year ago. These benefits were offset by an increase of $0.7 million in R&D expense. This increase in R&D expense is primarily the result of increased spending for development hardware for various engineering projects of $0.4 million and consulting services of $0.3 million. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2006 to be somewhat lower than in Fiscal 2005. This change is expected to occur as a result of higher spending being more than offset by cost-sharing programs.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the third quarter of Fiscal 2006 increased $3.8 million, or 74%, to $9.0 million from $5.2 million for the same period last year. Approximately $2.0 million of the increase relates to the Interstate Settlement Agreement. Approximately $0.5 million of the increase in SG&A expenses relates to labor related costs, including salaries, consulting, recruitment and relocation expenses to support our continuous process improvement throughout the organization. Approximately $0.5 million of the increase is related to marketing expense, $0.4 million results from legal fees and $0.3 million is related to supplies and facility maintenance costs. We expect SG&A costs in Fiscal 2006 to be higher than the prior year.

Interest Income.  Interest income for the third quarter of Fiscal 2006 increased $0.3 million, or 87%, to $0.7 million from $0.4 million for the same period last year. The increase during the current period was attributable to higher cash balances as a result of the $39.1 million in net proceeds from the equity offering in addition to increased investment yields over the same period.

Nine Months Ended December 31, 2005 and 2004

Revenue.  Revenue for the nine months ended December 31, 2005 increased $5.0 million, or 43%, to $16.6 million from $11.6 million for the same period last year, reflecting increased demand across products, parts, accessories and service in the current year. Revenue from product shipments increased $4.2 million, or 48%, to $12.9 million during the current period from $8.7 million in the prior year. Shipments during the nine-month period were 15.4 megawatts compared with 11.3 megawatts during the same period last year. The overall revenue increase reflects an average unit price increase of 10%, as well as a product mix price change towards higher priced units. Revenue from accessories, parts and service for the nine months ended December 31, 2005 increased $0.8 million to $3.5 million from $2.7 million for the same period last year. We expect sales in Fiscal 2006 to exceed sales for Fiscal 2005.

For the nine months ended December 31, 2005, one customer accounted for 23% of revenue. For the same period a year ago, one customer accounted for approximately 13% of revenue. UTC accounted for 23% and 2% of revenue for the nine months ended December 31, 2005 and 2004, respectively.

Gross loss.  The gross loss was $7.2 million, or 43.7% of revenue, for the nine months ended December 31, 2005 compared to $6.7 million, or 58.3% of revenue, for the same period last year. The improvement in the gross loss percentage reflects the operating leverage of increased revenue over fixed manufacturing costs. The operating leverage benefits were offset by increased inventory valuation charges of $0.7 million and warranty expense of $0.3 million, compared to the same period last year. Warranty expense for unit shipments decreased approximately $1.4 million as a result of improvements that have been made through engineering design changes and product robustness, offset by an increase in reliability programs of $1.7 million primarily as a result of benefits of $1.6 million recorded in the prior period resulting from design changes and product enhancements. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates of several reliability enhancement programs. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available. The increased inventory valuation charges during the nine months ended December 31, 2005 is net of a benefit of $0.3 million recognized during the nine months ended December 31, 2004 for the use of previously fully written-down recuperator cores.

R&D Expenses.  R&D expenses for the nine months ended December 31, 2005 decreased $1.2 million, or 13%, to $7.9 million from $9.1 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs. These benefits were $1.6 million for the nine months ended December 31, 2005, compared with $0.3 million for the same period a year ago. The benefits from cost-sharing programs vary from period to period depending on the phases of the programs. The decrease in expenses is primarily the result of a $1.3 million increase in benefit from cost-sharing programs. The decrease is also a result of a $0.4 million reduction in spending for development hardware and a $0.2 million reduction in spending for legal costs relating to intellectual property, offset by higher costs for consulting and labor of approximately $0.8 million associated with our product robustness and enhancement efforts.

SG&A Expenses.  SG&A expenses for the nine months ended December 31, 2005 increased $6.7 million, or 45%, to $21.6 million from $14.9 million for the same period last year. Approximately $2.0 million of the increase relates to the Interstate Settlement Agreement. Additionally, $1.5 million of the increase relates to consulting costs, $1.2 million is the result of legal and accounting fees and $0.5 million relates to severance expense. Approximately $0.4 million of the increase is for marketing expense and $0.4 million is for labor related costs, including salaries, recruitment and relocation expenses to support our continuous process improvement throughout the organization. Additionally, $0.4 million of the increase relates to increased facility maintenance costs and $0.4 million is the result of increased other administrative costs. We expect SG&A costs in Fiscal 2006 to be higher than the prior year.

Interest Income.  Interest income for the nine months ended December 31, 2005 increased $0.6 million, or 58%, to $1.5 million from $0.9 million for the same period last year. The increase during the current period was attributable to higher cash balances as a result of the $39.1 million in net proceeds from the equity offering in addition to increased investment yields over the same period.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. We believe that our current cash balance is sufficient to fund operations and our currently projected commitments for the next twelve months.

We have invested our cash in an institutional fund, with maturities of less than sixty days, that invests in high quality short-term money market instruments to provide liquidity for capital preservation and for operations.

Operating Activities.  During the nine months ended December 31, 2005 we used $36.9 million in cash in our operating activities, which consisted of a net loss for the period of approximately $35.3 million, offset by non-cash adjustments (primarily depreciation, warranty and inventory charges) of $7.0 million and cash used for working capital of approximately $8.6 million. This compared to operating cash usage of $25.8 million during the nine months ended December 31, 2004, which consisted of a net loss for the period of approximately $29.5 million, offset by non-cash adjustments (primarily depreciation and warranty charges) of $5.1 million and cash used for working capital of approximately $1.4 million. The working capital change between periods of approximately $7.2 million is largely attributable to a $5.2 million increase in accounts receivable resulting primarily from higher sales occurring at the end of the period and a $1.6 million increase in inventories to support expected sales in future periods.

Investing Activities.  Net cash used in investing activities for acquisition of fixed assets was $1.0 million and $0.6 million for the nine months ended December 31, 2005 and 2004, respectively. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in previous periods.

Financing Activities.  During the nine months ended December 31, 2005, we generated $40.4 million from financing activities as compared with the prior year period, in which we used $0.3 million. The funds generated from financing activities in the nine months ended December 31, 2005 were primarily the result of a registered offering of the Company’s common stock, which was completed effective October 21, 2005. Pursuant to the offering, the company issued a total of 17 million shares of its common stock, resulting in gross proceeds of approximately $41.4 million, and incurred approximately $2.3 million in direct cost. The exercise of stock options, restricted stock awards and employee stock purchases yielded $1.3 million in cash in the nine months ended December 31, 2005 as compared with $0.3 million in the prior year period. Repayments of capital lease obligations used $14,000 during the nine months ended December 31, 2005 as compared with $0.6 million for the same period a year ago because the leases were substantially paid down during last year.

We anticipate that, as a result of our efforts to generate sales and margins while controlling costs, we will lower our cash usage in future periods. Our goal for Fiscal 2007 is to use less cash for operating and investing activities than in Fiscal 2006.

Except for scheduled payments made on operating and capital leases during the first nine months of Fiscal 2006, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2005.

Business Risks

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act pertaining to, among other things, our future results of operations, R&D activities, sales and cash flow expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations and approvals, and general business, industry and economic conditions applicable to us. These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties, including the possibility that the New York MEA approval may not be obtained, or obtained on a timely basis. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations except as required by law.

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

•	Our operating history is characterized by net losses, and we anticipate further losses and may never become profitable;

•	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our revenue and profitability;

•	We operate in a highly competitive market among competitors who have significantly greater resources than we have, and we may not be able to compete effectively;

•	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our profitability will suffer;

•	Approval of the application for listing our product on the MEA Index, if and when obtained, may not result in an increase in sales;

•	Approval of Capstone-branded products for listing on the General Service Administration Schedule does not ensure that we will supply products to the federal government and may not result in an increase in sales;

•	Although we have negotiated and signed a Memorandum of Understanding with Broad USA, Inc. to develop jointly fully integrated cogeneration (CCHP) systems, this strategic relationship is subject to negotiation and execution of a definitive agreement and may not result in an increase in sales;

•	We may not be able to retain or develop distributors in our targeted markets, in which case our sales would not increase as expected;

•	Our largest customer’s performance has been inadequate, and that customer has not and may not achieve its forecasted sales growth;

•	We may not be able to develop sufficiently trained applications engineering, installation and service support to serve our targeted markets;

•	Changes in our product components may require us to replace parts held at distributors and ASCs;

•	We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical, thereby affecting demand for our microturbines;

•	Utility companies or governmental entities could place barriers to our entry into the marketplace and we may not be able to effectively sell our product;

•	Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure;

•	We depend upon the development of new products and enhancements of existing products;

•	Operational restructuring may result in asset impairment or other unanticipated charges;

•	We may not achieve production cost reductions necessary to competitively price our product, which would impair our sales;

•	Commodity market factors impact our costs and availability of materials;

•	Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product;

•	Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our potential profitability;

•	Potential intellectual property, shareholder or other litigation may adversely impact our business;

•	We may be unable to fund our future operating requirements, which could force us to curtail our operations;

•	We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our sales and profitability;

•	Our success depends in significant part upon the service of management and key employees;

•	We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock;

•	Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control;

•	The market price of our common stock has been and may continue to be highly volatile and an investment in our common stock could suffer a decline in value; and

•	Provisions in our certificate of incorporation, bylaws and our stockholder rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition at a premium price.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended March 31, 2005.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and the principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The Company’s principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report on Form 10-Q, that the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The first material weakness related to a deficiency in the design of controls for ensuring that the Company’s financial accounting software was properly configured, during the Company’s change in fiscal year, to correctly calculate depreciation and amortization expense of equipment and leasehold improvements. In the three month period ended March 31, 2004, the software was configured to change to fiscal from calendar years. Controls designed to detect errors in depreciation and amortization expense, principally the reconciliation and review of depreciation and amortization expense for reasonableness, did not operate effectively because they did not detect the error. These deficiencies in controls resulted in the Company recording an adjustment of $609,000 to increase depreciation and amortization expense in the fourth quarter of Fiscal 2005. The impact of such adjustment on prior quarters was not significant. The second material weakness, a deficiency in the operation of controls for identifying and recording accounts payable and accrued liabilities, principally from the failure of the Company’s controls to detect an understatement of accrued liabilities for legal expenses, resulted in recording adjustments aggregating $277,000 to increase accounts payable and accrued liabilities and corresponding expenses as of the end of Fiscal 2005. The third material weakness relates to a deficiency in the operation of controls for compiling fiscal year-end physical inventory counts for work-in-process inventories, principally inadequate compiling of inventory count tags and the lack of review by supervisors sufficient to detect errors arising from manually input data.

Since March 31, 2005, we believe we have adequately addressed the first and second material weaknesses, however, we have continued to identify a material weakness related to the effectiveness of internal controls over inventories as they relate to custody, control and recording of assets. The deficiencies in this area of internal controls were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements and the significance of the controls over inventories to the preparation of reliable financial statements.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has taken steps to remediate the control deficiencies identified in our annual report on Form 10-K for Fiscal 2005. The Company had calculated and recorded depreciation and leasehold amortization expense manually until such time as its financial accounting software was correctly configured. The Company has also developed analytical procedures to ensure amounts recorded are accurate. The Company has implemented additional controls over the accruals of legal fees to ensure amounts recorded are accurate. Specifically, the Company has provided training to appropriate personnel to ensure a better understanding of accounting concepts related to accruals and has developed a confirmation process in which monthly communication is made directly with any vendor providing legal services. The Company performed a limited scope physical inventory during the first and second quarter and a full scope physical inventory during the third quarter of Fiscal 2006. While progress was made with respect to compiling the quarter-end physical inventory counts, management is in the process of refining existing controls and considering implementation of new controls in an effort to remediate completely the material weakness related to inventory controls.

Management has discussed these issues and remediation efforts in detail with our Audit Committee. Our Chief Executive Officer and our Chief Financial Officer believe the aforementioned changes in the Company’s internal controls over financial reporting have remediated the first and second material weaknesses and that management’s planned activities with respect to inventory controls will remediate the third material weakness as of March 31, 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On September 11, 2005, the Company gave notice to UTCP pursuant to the OEM Agreement, dated March 23, 2005, of certain breaches of the OEM Agreement by UTCP and called upon UTCP to cure those breaches to avoid termination of the OEM Agreement. UTCP filed suit in the United States District Court for the District of Connecticut on September 16, 2005, denying that it was in breach of the OEM Agreement and seeking to enjoin the Company from terminating or attempting to terminate the OEM Agreement; monetary damages were not sought. The OEM Agreement provides for arbitration of all disputes between the parties. The Company invited UTCP to cure its performance failures under the OEM Agreement and to meet with the Company to determine if the parties can resolve the matters in dispute. The Company did not withhold sales of products or parts to UTCP during the cure period. On November 15, 2005, UTCP filed a notice of dismissal without prejudice with respect to its lawsuit and on November 16, 2005, the United States District Court for the District of Connecticut entered an order dismissing the case.

A demand for arbitration was filed in March 2004 by Interstate, a company that conducts business with the Company. Interstate claimed damages for breach of contract in excess of $10 million. On December 30, 2005, the Company entered into the Settlement Agreement with Interstate, whereby all disputes between Interstate and the Company were amicably resolved. Pursuant to the Settlement Agreement, the Company paid Interstate the sum of $2.3 million on December 30, 2005 and the parties agreed to release each other from any and all claims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits:

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit
Number		Description

3	.1(3)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation
3	.2(1)	Amended and Restated Bylaws of Capstone Turbine Corporation
4	.1(2)	Specimen stock certificate
10	.1(4)	Stock Option Agreement with Leigh Estus
10	.2(1)	Subscription Agreement effective as of October 7, 2005 between Capstone Turbine Corporation and Monarch Pointe Fund, Ltd.
10	.3(1)	Subscription Agreement effective as of October 7, 2005 between Capstone Turbine Corporation and Asset Managers International, Ltd.
31	.1(1)	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31	.2(1)	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32	.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine Corporation’s registration statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine Corporation’s registration statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(4)	Incorporated by reference to Capstone Turbine Corporation’s registration statement on Form S-8, dated February 1, 2006 (File No. 333-131431).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

By:	/s/ Walter J. McBride
Walter J. McBride
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.2	Amended and Restated Bylaws of Capstone Turbine Corporation
10.2	Subscription Agreement effective as of October 7, 2005 between Capstone Turbine Corporation and Monarch Pointe Fund, Ltd.
10.3	Subscription Agreement effective as of October 7, 2005 between Capstone Turbine Corporation and Asset Managers International, Ltd.
31.1	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO