Form 10-K
period 2006-03-31
CAPSTONE TURBINE CORP
filed 2006-06-14
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006 OR
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

Title of Class—Common Stock, par value $.001 per share
Series A Preferred Stock Purchase Rights

Name of Exchange on which Registered—NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates on September 30, 2005 was $258.1 million.

As of June 7, 2006, 103,404,175 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2006 Annual Meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1.                        Business.

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site. There are several technologies which are used to provide “on-site power generation”, also called “distributed generation,” such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and in some instances, cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air. Our microturbines are sold primarily through our distributors and dealers. We, along with our Authorized Service Companies (“ASCs”), provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability to sell into appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. Our 30- kilowatt (“Model C30”) and 60 and 65 kilowatt (“C60 Series”) products are designed to produce electricity for commercial and small industrial users. A Model C30 product can produce enough electricity to power a small convenience store. The C60 Series products can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change oil or other lubrications, as do the most common competing products. The Model C30 product can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene and diesel. The C60 Series can be fueled by natural gas or renewable fuels such as landfill or digester gas. The C60 Series products are available with an integrated heat exchanger, making it efficient to install in applications where hot water is used. Our products produce exceptionally clean power. In terms of nitrogen oxides (“NOx”) emissions, our microturbines have been shown to consistently produce less NOx than conventional reciprocating engines including those designed for natural gas.

Stationary applications for our microturbines, either independent of or connected to the electric utility grid, are extremely broad. The primary stationary markets that we have sold products to include:

•       Cogeneration—CHP and CCHP—Cogeneration maximizes the use of energy produced by the microturbines and enhances the economic advantage for customers. Cogeneration is a market that seeks to use both the heat energy and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 70%, or more. The increased operating efficiency often reduces overall emissions and, through displacement of other separate systems, can reduce variable production costs. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications. For example, we have used the heat generated by the microturbines to supply hot water solutions for hotels and schools. When our microturbine exhaust fuels an absorption chiller, the chiller produces chilled water for air conditioning and other uses. These systems have also been implemented to supply solutions in grocery stores and manufacturing applications.

There are potential markets for CHP and CCHP applications in North America, Europe, Japan and parts of Asia. Many governments have encouraged more efficient use of the power generation process to reduce pollution and the cost of locally produced goods. Japan, which has some of the highest electric power costs in the world, has been particularly active in exploring innovative ways to improve the efficiency of generating electricity. To access this market, we have entered into agreements with distributors, which have engineered CHP packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. Further, we have developed our own integrated CHP product where the heat exchanger is placed on top of the C60 Series product. This provides a pre-engineered solution for hot water applications.

•       Resource recovery—On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes create fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbines can burn these waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use at the site or in the surrounding community. Our Model C30 has demonstrated effectiveness in this application and outperforms conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur. These gases are considered renewable resources or other anaerobic digestion processes. We have recently released the C65 model, which is able to operate on these renewable fuels. First shipments of over twenty units occurred during the quarter ended March 31, 2006.

Our units can use methane gas from landfills and wastewater treatment facilities.

•       Secure power—The need for secure power is becoming more apparent with recent world events. On May 24, 2006 we received our first Materials Equipment Acceptance (MEA) approval from the New York City Department of Buildings MEA Division and the New York Fire Department.

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

Utilities also can take advantage of Capstone MicroTurbines® to avoid costly transmission and distribution system expansion or upgrades in uncertain growth or “weak” areas in the electric utility grid. These companies can place our microturbines where the electrical power is needed. The microturbines can supply power in conjunction with the power provided by the utility’s standard generation and transmission equipment. In the alternative, the utility can use the microturbines to provide power during times when demand for power is at its highest, potentially reducing the need for expensive expansions to the central power plant. Rural electric cooperatives and electric utilities may use our microturbines as a stand-alone system to provide temporary or back-up power for specific applications or to provide primary power for remote needs.

•       Vehicular Application—Our technology is also used in vehicular applications. Our customers have applied our products in hybrid electric vehicles such as buses and railcars. While not a focus market at this time, we have continued to explore development of vehicular applications, such as the Spinner vehicle, an advanced military application and auxiliary power systems for naval vessels. Vehicular applications could become a focused area for development if a significant market demand for a vehicular application emerges.

•       Sales Channels—We sell complete microturbine units, subassemblies, components and various accessories. We also perform engine overhauls and other services, and provide parts. Our microturbines are sold primarily through distributors and dealers, although we also have a direct sales effort in portions of the United States. Our distributors purchase our products for sale to end users. The distributors are also required to provide a variety of additional services, including engineering the applications in which the microturbines will be used, installing the products at the end users’ sites, commissioning the installed applications and providing post-commissioning service. Our distributors perform like value-added resellers. Some distributors, that we call Original Equipment Manufacturers (“OEMs”), integrate Capstone’s products into their own product solutions. Dealers are like distributors in that they purchase our products for sale to end users and also provide application engineering and installation. However, dealers are different from distributors in that dealers do not perform commissioning or provide post-commissioning service. Capstone has also established some outside sales representatives who qualify and close customer orders. The order is then booked directly by Capstone. Capstone has a factory direct service offering for commissioning and post-commissioning service in selected areas of the United States. All of our distributors are ASCs. We also have ASCs who do not sell our products, but only offer service for them. Successful implementation of the microturbine depends upon the quality of the microturbine, the ability of the distributors and dealers to sell into appropriate applications, and the quality of installation, commissioning service and support provided.

Our Products

We began commercial sales of our Model C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our C60 Series microturbine. We began shipping the C60 Integrated CHP solution in 2003. First shipments of the C65 models occurred during the quarter ended March 31, 2006. Our total installed microturbines have logged more than 11 million operating hours. We are still in the early phases of commercializing this technology and, to date, have not been profitable or generated positive cash flow.

Our backlog as of March 31, 2006 was approximately $7.1 million for  7.6 megawatts. As of March 31, 2005 our backlog was approximately $8.2 million for 10.8 megawatts. The backlog reflects orders that we considered firm, however, cancellations may occur and will be reflected in our backlog when known.

Capstone MicroTurbines are compact, environmentally friendly generators of electricity and heat. They operate on the same principle as a jet engine with the added capability of using a variety of commercially available fuels, such as natural gas, diesel, kerosene and propane, as well as previously unusable or underutilized fuels. For example, our microturbines can operate on low British Thermal Unit (“BTU”) gas, which is gas with lower energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills or agrodigesters. The compact and light-weight, modular design provides for flexibility in installing our microturbines in applications that are not suitable for other distributed energy devices.

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

Our Model C30 and C60 Series products are approximately the size of a large refrigerator. Our Model C30 generates approximately 30 kilowatts of electric power, which is enough to power a typical convenience store, and approximately 300,000 kilojoules per hour of heat, which provides enough energy to heat 20 gallons of water per minute with a 20-degree Fahrenheit temperature rise. Our C60 Series products are designed to similar criteria, and generate approximately 60 to 65 kilowatts of electric power. Our units can be connected in a multipack configuration to serve larger loads for heat or electrical requirements.

Our products can operate:

•       connected to the electric utility grid as a current source;

•       on a stand-alone basis as a voltage source;

•       multipacked to support larger loads as a “virtual single” unit; and

•       in dual mode, where the microturbine operates connected to the grid or, when the grid is unavailable, the microturbine automatically disconnects itself from the grid and operates on a stand-alone basis.

We also offer C60 Series Integrated CHP systems. These systems combine the standard C60 Series microturbine unit with a Heat Recovery Module that provides electricity and heats water in a single package.

Our family of products is currently available (“X”) in the following configurations:

Product Configurations

	Model C30		C60 Series
	Grid Connect	Stand- Alone	Grid Connect	Stand- Alone	Integrated CHP
Low pressure natural gas	X	X	X	X	X
High pressure natural gas	X	X	X	X	X
Low BTU gas	X		X		X
Sour gas	X	X	X	X	X
Gaseous propane	X	X	X	X	X
Compressed natural gas	X	X	X	X	X
Diesel	X	X
Kerosene	X	X

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

In addition, our Capstone Remote Monitoring Software (“CRMS”) provides an advantage to end-users by allowing them to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the microturbine allows end-users to remotely and efficiently monitor performance, fuel input, power generation and time of operation using our proprietary communications software, CRMS, which can interface with standard personal computers. This remote capability can provide end-users with power generation flexibility and cost savings. During the fiscal year ended March 31, 2006, referred to herein as “Fiscal 2006,” we also initiated an internet based communication system, the Capstone Service Network to provide continuous remote monitoring and diagnostics. If the Capstone Service Network detects an out-of-limit condition or alarm, it automatically notifies the responsible ASC for immediate follow up action. This is expected to result in even higher levels of power availability and customer satisfaction.

The Model C30 was initially designed to operate connected to an electric utility grid and using a high pressure, natural gas fuel source. We have expanded its functionality to operate with different fuels including a variety of carbon-based fuels such as propane, sour gas, kerosene and diesel. The combustor system remains the same for all fuels, except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone MicroTurbine’s multi-fuel capability provides significant competitive advantages with respect to some of our selected vertical markets.

Our Model C30 and C60 Series grid-connect and stand-alone microturbine power systems meet the Underwriters’ Laboratories certification for the UL2200 stationary engine generator standards and the UL1741 utility interconnection requirements. Our products are manufactured by processes that are ISO9001 certified.

In 2002, the California Energy Commission certified our 30-kilowatt and 60-kilowatt microturbine power systems as the first products to comply with the requirements of its “Rule 21” grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of achieving this standard include avoiding both costly external equipment procurement requirements and extensive site-by-site and utility-by-utility analysis. Our protective relay functionality has also been recognized by the State of New York which has pre-cleared our microturbines for connection to New York’s electric utility grid.

Our 60-kilowatt microturbine power system was the first mechanical power generation product to be certified by the State of California as meeting its stringent distributed generation emissions standards that went into effect in 2003.

During Fiscal 2006, we became the first microturbine manufacturer to achieve Underwriter’s Laboratories Class I, Division 2 certification for operation in hazardous-area oil and gas applications. These specially packed systems are applied in oil and gas production areas with potentially explosive environments.

Applications

Worldwide, stationary power generation applications vary from huge central stationary generating facilities, above 1,000 megawatts, down to back-up uses below ten kilowatts. Historically, power generation in most developed countries, such as the United States (“U.S.”), has been part of a regulated system. A number of developments related primarily to the deregulation of the industry, as well as significant technology advances, have broadened the range of power supply choices available to customers. We believe that our microturbines will be used in a variety of innovative electric power applications requiring less than two megawatts and, more immediately, in those requiring less than 300 kilowatts. Within the distributed generation markets served, we focus on vertical markets that we have identified as having the greatest near-term potential. In the markets we are focusing on (secure power, CHP, CCHP and resource recovery), we have identified specific targeted vertical market segments. Within each of these markets, we have identified the critical factors to penetrating these markets and have built plans around those factors.

Cogeneration—CHP / CCHP

Cogeneration is a market that seeks to use both the heat energy and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 70%, or more. The increased operating efficiency often reduces overall emissions and, through displacement of other separate systems, can reduce variable production costs. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications.

There are potential markets for CHP and CCHP applications in North America, Europe, Japan and parts of Asia. Many governments have encouraged more efficient use of the power generation process to reduce pollution and the cost of locally produced goods. Japan, which has some of the highest electric power costs in the world, has been particularly active in exploring innovative ways to improve the efficiency of generating electricity. To access this market, we have entered into agreements with distributors, which have engineered CHP packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. Further, we have developed our own integrated CHP product where the heat exchanger is placed on top of the C60 Series product. This provides a pre-engineered solution for hot water applications.

Resource Recovery/Renewable Fuels

On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes creates fuel byproducts, which traditionally have been released or burned into the atmosphere. Our  microturbines can burn these waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use at the site or in the surrounding community. Our Model C30 has demonstrated effectiveness in this application and outperforms conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur. We have sold systems that were installed in the resource recovery market to be used at oil and gas exploration and production sites. We have also sold systems to be used to burn gases released from landfills and wastewater treatment facilities. These gases are considered renewable resources.

Secure Power

The need for secure power is becoming more apparent with recent world events. On May 24, 2006 we received our first MEA approval from the New York City Department of Buildings MEA Division and the New York Fire Department.

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

While Capstone MicroTurbines have been deployed solely for the power reliability applications noted above, the highest economic benefits come from combining CHP or CCHP applications with the customer’s need for secure power using a “Dual-Mode” microturbine. Our Dual-Mode microturbines are able to operate connected to a utility grid, but can switch over to stand-alone operation in less than 10 seconds. This provides end users with a backup system with a short return on investment. About half of our microturbine sales are the Dual-Mode versions.

The ability of our microturbines to use a location’s fuel of choice, including, for example, kerosene, diesel or propane, allows customers to use their available fuel source infrastructure more efficiently. We also have designed our microturbines to be a competitive primary power source alternative compared to diesel generators and other technologies that currently provide power to remote areas or areas with unreliable central generation. This is due to our microturbines’ “load following” characteristic, which means that our microturbines are able to match power output to the served facility’s need for power. Remote commercial and industrial applications, including oil and gas, can also benefit from use of our microturbines. The less frequent scheduled maintenance intervals mean fewer trips are required to provide routine maintenance to remotely located units, and the remote management and monitoring functions provide greater ease of interface with the units.

Capstone MicroTurbine Benefits

Multi-Fuel Capability

The Capstone MicroTurbine design provides flexibility for use with a variety of possible fuels, including both gaseous and liquid fuels. This multi-fuel capability increases the number of applications and geographic locations in which our microturbines may be used. The Model C30 is currently capable of being configured for low pressure natural gas, high pressure natural gas, low BTU gas such as methane, high sulfur content (sour) gas, gaseous propane and compressed natural gas, as well as liquid fuels such as diesel and kerosene. Our Model C60 currently uses natural gas, low BTU gas such as methane from landfills or digesters, sour gas up to 400ppm H2S, and gaseous propane.

Cost Competitive

We believe our microturbines have the potential to be cost competitive in our target markets. The value proposition for our microturbine depends upon a variety of cost elements, including capital cost of the microturbine itself, the cost to engineer and install a complete system at a user’s facility, expected maintenance costs over the life of the project, fuel costs, the type of application, the value of the microturbine’s electrical output, and other costs that may be offset by deploying a given microturbine solution. The Capstone MicroTurbine value proposition must then be compared with other competing solutions, such as reciprocating engine generators or fuel cells.

One of our best value propositions is CHP. We have experienced examples of customer return on investment of less than five years, with many facilities falling below three years. There are often local financial incentives that are offered to customers. For example, in California there is an $800 per kilowatt self-generation incentive available for microturbines in CHP applications that meet at least 60% total system efficiency in the customer’s installation. Similar incentives exist for reciprocating engines, at $600 per kilowatt, giving microturbines an economic advantage. The United States Energy Policy Act of 2005 also includes a 10% investment tax credit for microturbines, providing future advantage for our product. Recently published data for the California self-generation incentive program indicate that microturbines are the preferred technology for installations below 200 kilowatts. With continued product cost reduction and more standardized and less costly installations, we believe that the Capstone value proposition will improve.

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

Environmentally Friendly

In stationary power generation configurations, our digitally controlled combustion system produces less than nine parts per million per volume of emissions of NOx and unburned hydrocarbons at full power when burning natural gas or propane, and less than 35 parts per million per volume of emissions of NOx when using diesel fuel. We believe that these emissions levels are among the lowest emissions of any fossil fuel combustor without catalytic combustion or other emissions reduction equipment, which results in a high quality exhaust. Because of our patented air-bearing technology, our microturbines require no petroleum-based lubricants, and avoid potential ground contamination caused by petroleum-based lubricants used by conventional reciprocating engines, turbines and other microturbines. Because our system is air cooled, we avoid the use of toxic liquid coolants, such as glycol.

Availability and Reliability

Our microturbines can provide both high availability and reliability when compared to other power generation alternatives. We designed the microturbine for a minimum target availability of 98%. Certain of our microturbines have achieved this availability target when using high-pressure natural gas, and we are working to achieve this availability target across all of our units and for other fuel sources. Many Capstone customers have started our microturbines, set them for full power output 24 hours a day for an entire year, and only shut down at the end of the year for scheduled maintenance to change the filters.

Minimal Scheduled Maintenance

Our patented air-bearing system, solid state electronic controls and air-cooled design reduce the scheduled maintenance cost of our microturbines as compared to alternative products. The air bearings eliminate the need for liquid lubrication, avoiding the need to change oil and individually lubricate ball bearings or other similar devices. Our product’s ability to continuously and remotely monitor our microturbine performance avoids regularly scheduled diagnostic maintenance costs. The air-cooled design eliminates all of the maintenance related to liquid cooling systems utilized with conventional power electronics technology and generator cooling. Currently, the scheduled maintenance interval for both the Model C30 and C60 is periodic cleaning or changing of the intake air filter, fuel filters and other consumable items every 8,000 hours of operation, with maintenance intervals dependent upon operation, environment, duty cycle and other operational variables.

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

Scalable Power System

Our microturbines are designed to allow multiple units to run together to meet each customer’s specific needs. This feature enables users to meet more precisely their growing demand requirements and thereby manage their capital costs more efficiently. All of the synchronizing and load sharing capabilities are built into our digital control system, thereby eliminating the cost and space for traditional external equipment to provide these functions.

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

Protective Relay Functionality

Our microturbines have protective relay functions built into them such that in grid-connect mode, the microturbine will not send power out over the electric utility grid if the utility is not supplying voltage. This circuit protection function minimizes the potential damage to the local electric grid, which is one of the electric utilities’ major concerns about the interconnection of distributed generation technologies. The microturbines have similar built-in protective relay functions to protect against faulty conditions when operating in stand-alone mode.

Sales, Marketing and Distribution

We sell microturbines in the worldwide stationary markets. We anticipate that our microturbines will be used in a variety of stationary power applications requiring less than two megawatts and more immediately in those requiring less than 300 kilowatts.

We sell our products through distributors and dealers, and in some areas of the United States, we sell our products directly. Our parts are sold to distributors, ASCs and to end users. Our typical terms of sale include shipments of the products with title, care, custody and control transferring at our dock, payment due anywhere from in advance of shipment to 60-days from shipment, and warranty periods of approximately 15 to 18 months from shipment. We have not had customer acceptance provisions in our agreements.

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

In developing our direct sales opportunities we have identified the need to address various requirements present in our target localities. These requirements include electric grid interconnection standards, gas utility connection requirements, building and fire safety codes and various inspections and approvals. The costs and schedule ramifications of these various approvals can be significant to the completion of an installation. Our goal is to work with the applicable regulating entities to establish standards for the installation of our microturbines so that the costs and schedule impacts of compliance are minimized. To date, we have received pre-approval by the New York State Public Services Commission for installation and interconnection to the electric utilities in New York, and we meet the California interconnection requirements. We believe that we can create market advantages for our products through enhancing the ease of deploying our distributed generation solutions.

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

Europe, Africa and the Middle East

To address the European market, we are strengthening our relationship with existing distributors and supporting them and, expanding our distribution base by placing direct sales and service resources in the region. We have an office in Europe for the purpose of working  with our distributors there on a daily basis to realize growth opportunities. Our plans also call for establishing a spare parts distribution center in Europe to make parts readily available to our distributors. In the past, we have had limited direct presence in Europe, Africa and the Middle East and few sales and service channels in these areas. However, resource recovery applications have been growing in Europe based on attractive incentives established in several countries. Further, Europe has a history of extensive use of distributed generation technologies.

Revenue

For geographic and segment revenue information, please see “Notes to Consolidated Financial Statements—Segment Reporting.”

Customers

Sales to United Technologies Corporation (“UTC”) accounted for 17% and 15% of our net revenue for the years ended March 31, 2006 and 2005, respectively. No customer accounted for 10% or more of our net revenue for the year ended March 31, 2004. As of March 31, 2006, we had two individual customers who represented 27% and 25% of accounts receivable, respectively. To date, we have sold to a relatively few number of customers and have limited repeat business.

Competition

The market for our products is highly competitive and is changing rapidly. Our microturbines compete with existing technologies such as reciprocating engines and may also compete with emerging distributed generation technologies, including solar power, wind powered systems, fuel cells and other microturbines. Many companies who could be our customers today rely on the utility grid for their electrical power. As many of our distributed generation competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence and greater resources, which they can devote to product development or promotion.

Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies, such as fuel cells or microturbines. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (resource recovery/renewable fuels), where the costs of connecting to the grid from locations are high, where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because the Capstone MicroTurbine can provide a reliable source of power and can operate on multiple fuel sources, we believe it offers a level of flexibility not currently offered by other current technologies such as reciprocating engines.

Our competitors that produce reciprocating engines have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine is similar in design to an internal combustion engine used in automobiles. Reciprocating engines are popular for back-up power applications but are not typically intended for primary power use because of high levels of emissions, noise and maintenance. These technologies, which typically have a lower up-front cost than microturbines, are currently produced by, among others, Caterpillar, Cummins, Waukesha, Jenbacher, Yanmar and Kohler.

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

We also compete with several companies who have microturbine products, many of which have significantly greater resources and market presence than us, including Ingersoll-Rand, Elliott Energy Systems and Toyota.

Overall, we compete with end users’ other options for electrical power and heat generation on the basis of the ability of our microturbines to provide power when utility grid power is not available or goes out of service, total cost of ownership, power quality, the ability to run certain of our microturbines on multiple fuel types and ease of maintenance.

Governmental and Regulatory Impact

Our market can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, they may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner.

Government funding can impact the rate of development of new technologies. While we have, and continue to receive some development funding, committed amounts remaining are relatively low. See “Research and Development.” Competing new technologies generally receive larger incentives and development funding than do microturbines.

Sourcing and Manufacturing

Our microturbines are designed to achieve high volume, low-cost production objectives. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. The microturbines are designed for simple assembly and testing and to facilitate automated production techniques using less-skilled labor.

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

Although many of the components and subassemblies included in our system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by a small number of suppliers. In addition, we obtain a significant portion of our component parts from a limited number of suppliers. Some of the subcomponents that make up the components and subassemblies supplied to us are provided to our suppliers only from single sources. We monitor those parts subject to a single or a limited source supply to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

Solar Turbines Incorporated, a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture cores ourselves. In June 2001, we started to manufacture recuperator cores. Recuperator cores using the Solar technology, which we make and sell, are subject to a per-unit royalty fee. As of March 31, 2006, cumulative royalties of $77,000 have been paid under the terms of the agreement.

Research and Development (“R&D”)

For fiscal years ended March 31, 2006, 2005 and 2004, R&D expense was $11.0 million, $11.8 million, and $11.2 million and was 46%, 69% and 89% of total revenue, respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

Our most recent significant R&D activity has been the C200 microturbine—a 200-kilowatt, higher efficiency product. We have worked with the Department of Energy (“DOE”) on the “Advanced Microturbine System” concept behind the C200 product and have received funding for some of the associated development efforts. To date, the C200 beta testing has demonstrated performance to design objectives without significant failure incidents. The commercial launch for this product will be determined following the results of that testing. Because of the timing for beta testing and commercialization, the C200 is not critical to generating sales or margins in our current strategic plan. Our R&D costs are disclosed in our Consolidated Statements of Operations.

As a result of our strategic planning efforts, we have developed a prioritized list of new and enhanced products to be developed and released over the next two years. These products will directly support our strategic plan by providing new solutions to customers in selected markets and by introducing new technologies that we believe will maintain Capstone’s leadership role in the industry.

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

As of March 31, 2006 we employed 243 employees. No employees are covered by collective bargaining arrangements.

Available Information

This annual report on Form 10-K (“Annual Report”), as well as the Capstone Turbine Corporation’s (the “Company” or “Capstone”) quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and proxy statements are made available free of charge on the Company’s Internet website (http://www.microturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such material may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.                Risk Factors.

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pertaining to, among other things, our future results of operations, profits and losses, R&D activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, general business, industry and economic conditions applicable to us, the reliability of our products and their need for maintenance, our ability to be cost-competitive and to outperform competition, customer satisfaction, the value of using our products, our ability to achieve economies of scale, market advantage, return on investment and functionality of products, including the potential use for emergency elevator power. These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in our expectations, except as may be required by law.

The following are certain risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10 K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. In addition, these risks are not the only ones facing our Company. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this report on Form 10 K, our quarterly reports on Form 10 Q and other documents filed by us from time to time.

Our operating history is characterized by net losses. We anticipate further losses and we may never become profitable.

Since inception, we have incurred annual operating losses. We expect this trend to continue until such time that we can sell a sufficient number of units and achieve a cost structure to become profitable. Our business is such that we have relatively few customers and limited repeat business. As a result, we may not maintain or increase net revenue. We may not have adequate cash resources to reach the point of profitability, and we may never become profitable. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our revenue and profitability.

Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

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

•       the emergence of newer, more competitive technologies and products; and

•       decrease in domestic and international incentives.

We operate in a highly competitive market among competitors who have significantly greater resources than we have and we may not be able to compete effectively.

Capstone MicroTurbines compete with several technologies, including reciprocating engines, fuel cells and solar power. Competing technologies may receive certain benefits, like governmental subsidies or promotion, or be able to offer consumer rebates or other incentives that we cannot receive or offer to the same extent. This could enhance our competitors’ abilities to fund research, penetrate markets or increase sales.

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

•       product quality and performance;

•       operating efficiency;

•       product price;

•       availability,  price and compatibility of fuel;

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

Our sales and marketing efforts may not achieve intended results and therefore may not generate the net revenue we anticipate. As a result of our strategic plan, we have decided to focus our resources on selected vertical markets, such as cogeneration (CHP and CCHP), resource recovery and secure power. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near term plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

As a result of our strategic planning process, we have begun offering direct sales and service in selected markets. We do not have extensive experience in providing direct sales and service and may not be successful in executing this strategy. In addition, we may lose existing distributors or service providers or we may have more difficulty attracting new distributors and service providers as a result of this strategy. Further we may incur new types of obligations, such as extended service obligations, that could result in costs that exceed the related revenue. We may encounter new transaction types through providing direct sales and service and these transactions may require changes to our historic business practices. For example, an arrangement with a third party leasing company may require us to provide a residual value guarantee, which is not consistent with our past operating practice.

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

Approval of the New York City Department of Buildings’ MEA application for listing our product on the MEA Index may not result in an increase in sales.

Our sales efforts may not achieve our intended targets with regards to the New York market and therefore may not generate the net revenue we anticipate. As a result of our strategic plan, we have decided to focus resources on the  New York market to support the sales that may result from the approval of the New York City Department of Buildings’ MEA application for listing our product on the MEA Index. Though we received our MEA approval from the New York City Department of Buildings MEA Division and the New York Fire Department on May 24, 2006, certain applications of our products will require further approval and there can be no assurance that our focus on, or our near-term plans for, the New York market will be successful.

Approval of Capstone-branded products for listing on the General Service Administration (“GSA”) Schedule does not ensure that we will supply products to the federal government and may not result in an increase in sales.

We have publicly announced that our products have been approved by the GSA. The GSA approval provides the opportunity for federal end-user customers to negotiate and acquire products and services from commercial suppliers. Although our products received such approval, there is no assurance that we will achieve our intended targets with regards to the sale of our products to the federal government, and, therefore, we may not generate the net revenue we anticipate.

We do not have a definitive agreement with Broad USA, Inc. to develop jointly fully integrated cogeneration (CCHP) systems, and this strategic relationship is subject to negotiation and execution of a definitive agreement and may not result in an increase in sales.

We have publicly announced that we have negotiated and signed a Memorandum of Understanding (“MOU”) with Broad USA, Inc. to jointly develop fully integrated cogeneration (CCHP) systems. The basis of the agreement will synchronize the two companies to follow our “cookie-cutter” concept for market standardization of on-site power and CHP solutions. Although we have a signed MOU, we do not have a definitive agreement with Broad USA, Inc., and no assurance can be given that we will reach such an agreement. If we enter into such an agreement, our sales efforts may not achieve intended targets with regards to the anticipated strategic relationship with Broad USA, Inc. and therefore may not generate the net revenue we anticipate.

We may not be able to retain or develop distributors or dealers in our targeted markets, in which case our sales would not increase as expected.

In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise or better access to those markets. We believe that retaining or developing strong distributors or dealers in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. Because of distributors’ and dealers’ relationships in their respective markets, the loss of a distributor or dealer could adversely impact the ability to penetrate our target market. We offer our distributors and dealers a stated discount from list price for the products they purchase. In the future, to attract and retain distributors and dealers, we may provide volume price discounts or otherwise incur significant costs that may reduce the potential profitability of these relationships. We may not be able to retain or develop appropriate distributors or dealers on a timely basis, and we cannot provide assurance that the distributors or dealers will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in our being unable to enter into other arrangements at a time when the distributor or dealer with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot provide assurance you that we will be able to negotiate collaborative relationships on favorable terms or at all. The inability of the Company to have appropriate distribution in our target markets may adversely affect our financial condition and results of operations.

Our largest customer may not achieve its forecasted sales growth, and we have given it notice of certain breaches of contract that have not been cured and could result in termination of our agreement with this customer.

Sales to UTC Power, LLC (“UTCP”), an affiliate of UTC, accounted for approximately 17% and 15% of our net revenue for the years ended March 31, 2006 and 2005. Our OEM agreement with UTCP permits UTCP to package the Capstone MicroTurbine products with chillers and heat exchange equipment manufactured by UTCP and to sell and service the integrated CCHP units.  UTCP’s performance as it relates to engineering, installation and provision of after-market service could have a significant impact on our reputation and products. On September 11, 2005, we gave notice to UTCP, pursuant to our OEM agreement, of certain breaches of the OEM agreement by UTCP, including failure to meet sales targets for the year. With respect to most of the breaches, UTCP had ninety (90) calendar days following its receipt of the notice in which to cure the breaches. We could elect to terminate the OEM agreement if UTCP fails to cure the breaches. While we believe that UTCP has not yet cured some key breaches of the agreement, we have continued to work with UTCP and have encouraged UTCP to resolve the underlying causes of the breaches. Meanwhile, we are continuing to do business with UTCP under the OEM agreement, and we have not terminated the agreement. If this relationship is terminated, we will honor sales orders committed to prior to the date of termination in accordance with the OEM agreement; however, our near-term sales, cash flow and profitability could be adversely affected. Furthermore, while this relationship is important to us, UTCP has not and may not achieve its forecasted sales growth, which could affect our ability to meet our sales, cash flow and profitability targets.

We may not be able to develop sufficiently trained applications engineering, installation and service support to serve our targeted markets.

Our ability to identify and develop business relationships with companies who can provide quality, cost-effective application engineering, installations and service can significantly affect our success. The application engineering and proper installation of our microturbines, as well as proper maintenance and service, are critical to the performance of the units. Additionally, we need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve the quality of applications, installation and service while reducing associated costs could affect the marketability of our products.

Changes in our product components may require us to replace parts held at distributors and ASCs.

We have entered into agreements with some of our distributors and ASCs that require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors or ASCs. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in our product technology could result and yield costs that have a material adverse effect on our results of operations or financial position.

We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.

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

The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may aid the desirability of alternative power sources. Problems associated with such deregulation and restructuring may cause rule changes that may reduce or eliminate advantages of such deregulation and restructuring. We cannot determine how the deregulation and the restructuring of the electric utility industry will ultimately affect the market for our microturbines. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines. Any reduction or termination of such programs can increase the cost to our potential customers, making our systems less desirable, and thereby adversely affect our revenue and potential profitability.

Utility companies or governmental entities could place barriers to our entry into the marketplace and we may not be able to effectively sell our product.

Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, they may charge additional fees to customers who install on-site generation, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. The cost of electric power generation is ultimately tied to the cost of natural gas. However, changes to electric utility tariffs often require lengthy regulatory approval and include a mix of fuel types as well as customer categories. Potential customers may perceive the resulting swings in gas and electric pricing as an increased risk of investing in on-site generation.

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

As a result of our strategic plan, we have identified opportunities to outsource to third party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality or increase operating efficiency. These actions may not yield the expected results, and outsourcing may result in delay or lower quality products. Transitioning to outsourcing may cause certain affected employees to leave the Company before the outsourcing is complete. This could result in a lack of the experienced in-house talent necessary to successfully implement the outsourcing. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of manufacturing assets related to the outsourced functions or other unanticipated charges, which could have a material adverse effect on our operating results.

We may not achieve production cost reductions necessary to competitively price our product, which would impair our sales.

We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to develop low cost design enhancements, to obtain necessary tooling and favorable supplier contracts and to increase sales volumes so we can achieve economies of scale. We cannot provide assurance that we will be able to achieve any such production cost reductions. Our failure to achieve such cost reductions could have a material adverse effect on our business and results of operations.

Commodity market factors impact our costs and availability of materials.

Our products contain a number of commodity materials, from metals, which includes steel, special high temperature alloys, copper, nickel and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our requirements. The cost of metals has historically fluctuated. The pricing could impact the costs to manufacture our product. If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, and we may not be able to produce our product.

Although we generally attempt to use standard parts and components for our products, some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers, or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventories based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation. We also outsource approximately 2% of our components internationally and expect to increase international outsourcing of components. As a result of outsourcing internationally, we may be subject to delays in delivery due to the timing or regulations associated with the import/export process, delays in transportation or regional instability.

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

To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we would need to raise additional funds, through further public or private equity or debt financings depending upon prevailing market conditions. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in dilution to our stockholders and reduction of the price of our stock. Downturns in worldwide capital markets could also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our sales and profitability.

If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, management and other resources. Our ability to manage our growth will require us to expand our production capabilities, continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. We cannot provide assurance that our systems, procedures and controls or financial resources will be adequate, or that our management will keep pace with this growth. We cannot provide assurance that our management will be able to manage this growth effectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. We identified three material weaknesses in our system of internal controls as of March 31, 2005.

Since March 31, 2005, we have adequately addressed the three  material weaknesses. We cannot provide assurance that our system of internal controls will be effective in the future as our operations and control environment change. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, our financial reporting may be inaccurate. If reporting errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. These results could adversely affect our financial results or the market price of our common stock.

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control.

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control. Our executive offices and manufacturing facilities are located in Southern California. Because the Southern California area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. While the Company maintains personal property and business interruption coverage, it does not maintain earthquake coverage for personal property or resulting business interruption. If an earthquake, fire or other natural disaster occurs at or near our facilities, our business, financial condition and operating results could be materially adversely affected.

The market price of our common stock has been and may continue to be highly volatile and an investment in our common stock could suffer a decline in value.

An investment in our common stock is risky, and shareholders could suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock is highly volatile and is likely to continue to be volatile. As a result of the factors discussed below, our operating results for a particular quarter are difficult to predict. Given the continued uncertainty surrounding many variables that may affect the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our common stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

•       actual or anticipated variations in quarterly operating results;

•       market sentiment toward alternate energy stocks in general or toward Capstone;

•       changes in financial estimates or recommendations by securities analysts;

•       conditions or trends in our industry or the overall economy;

•       loss of one or more of our significant customers;

•       errors, omissions or failures by third parties in meeting commitments to the Company;

•       changes in the market valuations or earnings of our competitors or other technology companies;

•       the trading of options on our common stock;

•       announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•       announcements of significant market events, such as power outages, regulatory changes or technology changes;

•       changes in the estimation of the future size and growth rate of our market;

•       future equity financings;

•       the failure to achieve our near-term plans for the federal government despite receiving listing on the General Service Administration Schedule;

•       the failure to achieve our near-term plans for the New York market despite receiving the New York MEA approval;

•       failure to enter into a definitive agreement with Broad USA, Inc.;

•       litigation or disputes with customers or business partners;

•       capital commitments;

•       additions or departures of key personnel;

•       sales or purchases of the Company’s common stock;

•       the trading volume of our common stock;

•       developments relating to litigation or governmental investigations; and

•       decrease in oil and electricity prices.

In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. The market prices of securities of technology companies and companies servicing the technology industries have been particularly volatile. These broad market and industry factors may cause a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This type of litigation, if instituted against us and regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our financial condition and results of operations.

Provisions in our certificate of incorporation, bylaws and our stockholder rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition at a premium price.

Provisions of our second amended and restated certificate of incorporation, amended and restated bylaws and our stockholder rights plan, as well as provisions of the General Corporation Law of the State of Delaware, could discourage, delay or prevent unsolicited proposals to merge with or acquire us, even though such proposals may be at a premium price or otherwise beneficial to you. These provisions include our board’s authorization to issue shares of preferred stock, on terms the board determines in its discretion, without stockholder approval, and provisions of Delaware law that restrict many business combinations.

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired such status unless appropriate board or stockholder approvals are obtained.

Our board of directors has adopted a stockholder rights plan, pursuant to which one preferred stock purchase right has been issued for each share of our common stock authorized and outstanding at the close of business on July 18, 2005. The rights plan is intended to protect our stockholders in the event of an unfair or coercive offer to acquire the Company. However, the existence of the rights plan may discourage, delay or prevent a merger or acquisition of the Company that is not supported by the board of directors.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of leased office space, warehouse space and assembly and test space at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in May 2010. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in nearby Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in May 2010. Additionally, we lease an approximately 7,500 square foot East Coast distribution facility in Brooklyn, New York at 10101-C Avenue D. We also lease space for sales and/or service offices, but these leased facilities are not significant properties to us. We believe our facilities are adequate for our current needs.

Item 3.                        Legal Proceedings.

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. A committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would include, among other things, a release of the Company and of the individual defendants for liability associated with the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The proposed settlement is pending final approval by parties to the action and the United States District Court for the Southern District of New York.

A demand for arbitration was filed in March 2004 by Interstate Companies, Inc. (“Interstate”), a company that conducts business with us. Interstate claimed damages for breach of contract in excess of

$10 million. On December 30, 2005, we entered into a Confidential Settlement Agreement and Mutual Release (“Settlement Agreement”) with Interstate, whereby all disputes between Interstate and the Company were amicably resolved. Pursuant to the Settlement Agreement, we paid Interstate $2.3 million on December 30, 2005 and the parties agreed to release each other from any and all claims. We accrued $0.3 million of the expense in a prior year and recorded $2.0 million of the expense in selling, general and administrative cost during the year ended March 31, 2006.

Item 4.                        Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our stockholders during the fourth quarter of the year ended March 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is publicly traded on the Nasdaq National Market under the symbol “CPST”. The following table sets forth the low and high sales prices for each period indicated.

	High	Low
Year Ended March 31, 2004:
First Quarter	$1.60	$0.72
Second Quarter	$2.57	$1.01
Third Quarter	$2.21	$1.40
Fourth Quarter	$3.23	$1.78
Year Ended March 31, 2005:
First Quarter	$3.52	$1.34
Second Quarter	$2.25	$1.42
Third Quarter	$2.10	$1.49
Fourth Quarter	$1.90	$1.49
Year Ended March 31, 2006:
First Quarter	$1.59	$0.89
Second Quarter	$5.89	$1.25
Third Quarter	$4.50	$2.25
Fourth Quarter	$3.99	$2.96

As of June 12, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $2.43 per share.

Stockholders

As of June 7, 2006 there were 965 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

None.

Item 6.                        Selected Financial Data.

The selected financial data shown below have been derived from the audited financial statements of Capstone. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Business Risks”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. On December 12,

2003, we changed our fiscal year end from December 31 to March 31. As such, selected financial data appears below for the Company’s three months transition period of January 1, 2003 to March 31, 2003. The period from April 1, 2003 to March 31, 2004 is referred to herein as Fiscal 2004 and thereafter, the fiscal year designation refers to the twelve-month period ending in March of the stated fiscal year.

Amounts in thousands, except per share data.

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2006	2005	2004	2003	2002	2001
Statement of Operations:
Net revenue	$24,103	$16,968	$12,607	$2,782	$19,529	$35,956
Cost of goods sold	34,563	25,545	30,446	5,167	42,189	41,062
Gross loss	(10,460)	(8,577)	(17,839)	(2,385)	(22,660)	(5,106)
Operating costs and expenses:
Research and development	11,019	11,761	11,221	1,006	6,966	10,658
Selling, general and administrative	27,741	20,782	19,779	4,610	31,190	39,320
Impairment loss on marketing rights	—	—	—	—	15,999	—
Loss from operations	(49,220)	(41,120)	(48,839)	(8,001)	(76,812)	(55,084)
Net loss	$(47,073)	$(39,449)	$(47,739)	$(7,635)	$(74,355)	$(46,859)
Net loss per share of common stock—basic and diluted	$(0.50)	$(0.47)	$(0.58)	$(0.09)	$(0.95)	$(0.61)

	As of March 31,				As of December 31,
	2006	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$58,051	$63,593	$102,380	$132,584	$140,310	$170,868
Working capital	60,099	61,562	95,602	135,590	139,948	189,162
Total assets	89,717	95,190	136,545	176,801	187,191	254,254
Capital lease/note payable obligations	66	83	595	2,009	2,496	3,833
Long-term liabilities	626	1,002	1,149	1,277	1,325	1,158
Stockholders’ equity	71,628	76,678	115,443	160,568	168,182	237,454
Total liabilities and stockholders’ equity	$89,717	$95,190	$136,545	$176,801	$187,191	$254,254

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report on Form 10-K.

Executive Overview

Capstone is, and has been, the market leader in microturbines based on the number of microturbines sold. However, the adoption rate for our products has been slower than originally anticipated. We believe that the following key factors contributed to this result: inadequate technology robustness and solution-specific engineering, installation, commissioning and service work; market approach; new technology adoption barriers; Capstone’s R&D culture and constrained capital spending as a result of the general economic conditions. The performance of our early-generation microturbines was inconsistent. While some units performed as expected, others did not. These performance inconsistencies have been identified as coming from the product itself and from inappropriate application and inadequate installation and service work. Contributing to these challenges, our historical market approach was to emphasize sales volume primarily rather than sales with higher contribution margins. This historical focus on volume introduced high variability in the configurations sold, types of applications, system installations and customer requirements. In addition, new technologies traditionally encounter adoption barriers. An important means to overcome adoption barriers is to fully meet customers’ needs and develop groups of customers who provide good references for potential new customers in their specific markets. Capstone’s widespread approach to marketing  did  not  provide  for  depth  of  referencing  in  any  given market. While these types of challenges are not unusual for  new companies, we believe Capstone’s historically R&D-focused business structure and culture prohibited us from adequately addressing necessary changes. Capstone is undergoing a period of transition.

Creating the New Capstone

Fiscal 2004 marked a year of transition for us. During the second and third quarters of Fiscal 2004, we completely overhauled our leadership team and strengthened the entire organization. We heightened our focus on customers, learning from them what we needed to do to improve our delivery of products and service. As a result, we evaluated key aspects of our business and implemented changes to address short-term needs. We continued implementing the necessary changes to transition from an R&D-focused company and culture to a business that is focused on customers and operational excellence. As with any R&D-focused company, engineering generally dominates the business process. We changed our focus to be driven by market and customer requirements. With this new direction, engineering projects are approved based on market requirements and decisions to move forward on projects are tied to our financial goals. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In order to increase volume and reduce cost, we are focusing our efforts in vertical markets that we expect to generate repeat business for the Company. To support our opportunities to grow in these target markets, we continued to enhance the reliability of our products’ performance through a multi-faceted approach. We developed new processes and enhanced training to assist those who apply, install and use our products, and we improved the products themselves. We believe these changes are critical to our efforts to become cash flow positive in fiscal year ended March 31, 2008. The fiscal year ended March 31, 2006 was a year of change within the Company as we continued to improve internal processes, rationalize manufacturing and engineering, and restructure sales and service to improve customer satisfaction.

At the end of Fiscal 2006, we revisited our strategic plan. With the first two years of the initial plan behind us, we reassessed our view of fiscal years 2007 and 2008, and added on our expectations for fiscal year 2009. While some aspects of the initial plan were modified, the overall direction, targets and key initiatives remained intact. An overview of our strategic plan progress and its current status follows:

1)              Focus on Vertical Markets—Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (CHP and CCHP, resource recovery and secure power), we identify specific targeted vertical market segments. Within each of these markets, we identify the critical factors to penetrating these markets and have based our plans on those factors.

During Fiscal 2006, we booked orders for 19.8 megawatts and shipped 23.0 megawatts of products, resulting in 7.6 megawatts in backlog at the end of the fiscal year. Our actual product shipments in Fiscal 2006 were: 34% for use in CHP applications, 25% for use in CCHP applications and 32% for use in resource recovery applications. Other markets (including secure power) were 9%.

2)              Sales and Distribution Channel—Previously, we identified the need to refine our channels of distribution. While some distributors, dealers and representatives had business capabilities to support our growth plans in our targeted markets, others did not. Additionally, we identified the need to add new distributors, dealers and representatives who were experienced in our target markets. We made significant progress in tailoring our distribution channels in the past two years. In the Americas, we currently have eight distributors and six dealers. Internationally, we added distribution centers in a number of countries where we were previously under-represented. We continue to refine the distribution channels to address our specific targeted markets.

3)              Geographic Focus—The Americas have been, and will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. During the year ended March 31, 2005, we opened a sales and service office in New York. We intend to use this presence to expand our penetration in the Northeastern market. We are investigating Boston as the next location for a direct Capstone presence in the Northeast. Based on our belief that Europe will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005. Since establishing that office, we experienced an improvement of $4.0 million, or 94%, in our sales in Europe during Fiscal 2006. We expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Additionally, we have established an office in Mexico to service our fourth largest market and we have established an office in China to work with our China distributor in the expectation that China will become one of our leading markets in the years ahead.

4)              Service—During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2005, we put the resources in place to initiate our direct service offering in North America. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

5)              Product Robustness and Life Cycle Maintenance Costs—Customers expect high performance and competitive total cost of ownership. To address those needs, we must continually ensure a high level of performance. Performance is affected not only by the microturbine, but also by the proper application design and installation, and the quality of ongoing service. We established a team to enhance the robustness of both our Model C30 and Model C60 products. The objective of this team was to meet, and then exceed, an average of 8,000 hours mean-time-between-failures for our microturbines. Based on our expected performance of units being manufactured and shipped, the team met this goal early in Fiscal 2005. These product robustness enhancements are expected to continue to lower our per unit warranty costs and other support costs.

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

6)              New Product Development—Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and C60 Series, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. In December 2005 we announced the introduction of the Capstone C65 to our C60 Series, with an installed output of 65 kilowatts. The C65 will complement, rather than replace as originally intended, our C60 Series. In addition, our C200 product beta testing was successfully implemented during Fiscal 2005. Testing continues, and we are in the process of implementing a market survey to establish launch customers for this new product.

7)              Cost and Core Competencies—Improving overall product cost is an important element of the strategic plan. The planning process identified opportunities for improvement through focusing on core competencies. We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have opportunities to save costs through outsourcing. In conjunction with these changes, we have launched a strategic supply chain initiative to begin developing suppliers in China and other parts of Asia. Although we are only in the early stages of this initiative, we are encouraged by the improved cost opportunities this effort may produce. While we are striving to reduce costs, commodity price increases in mid-to-late Fiscal 2005 increased our costs of goods sold. In response to this development, in late Fiscal 2005 and again in February 2006, we increased selling prices approximately 7% in each period.

We believe that execution in each of these key areas of our strategic plan will be necessary to continue Capstone’s transition from an R&D focused company with a promising technology and early market leadership to achieving positive cash flow with growing market presence and improving financial performance. Primarily because of the delay in the final approval of the New York City Department of Buildings’ MEA application, we adjusted the timing of attaining our goal of positive cash flow to the end of the first quarter of the fiscal year ending March 31, 2008. The approval of the MEA application and codification resulted in our Capstone-branded MicroTurbine products being added to the MEA Index, which is the New York City Department of Buildings’ list of accepted products. As a result, this should significantly simplify the permit filing process for our customers.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to intangible assets, fixed assets, bad debts, inventories, warranty obligations, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

•       We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our intangible assets consist of a license granted to the Company to use a former supplier’s intellectual property repurchased by the Company from a former shareholder. Long-lived assets are being depreciated or amortized over their estimated useful lives. Intangible assets are being amortized over their estimated useful lives. Future write-downs may be required if the value of these assets becomes impaired, and depreciation and amortization may be accelerated if estimated useful lives are shortened. We recorded a $0.6 million loss in Fiscal 2005 on assets held for sale as of March 31, 2005. We recognized a full impairment loss on marketing rights of $16.0 million in 2002, and recorded a partial impairment loss of $5.0 million on fixed assets and the manufacturing license related to our recuperator core facility in 2002. We identify asset groups in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and compare the expected future cash flows to be generated from asset groups to the carrying value of the assets. In the event that the future cash flows are insufficient to recover the value of the assets, we write down the asset group to their estimated fair value. While we currently have no indications of events or circumstances that indicate additional impairments are warranted, future changes in our forecast expectations or changes in our utilization of these or other assets may result in further impairment of our long-lived assets.

•       Our inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventories and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventories. In addition, inventories are classified as current or long-term based on our sales forecast. A change in forecast could impact the classification of inventories.

•       We provide for the estimated cost of warranties at the time revenue from sales is recognized. We also accrue the estimated costs to address reliability repairs on products no longer under warranty when, in our judgment, and in accordance with a specific plan developed by us, it is prudent to provide such repairs. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts, labor and shipping to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. As we have more units commissioned and longer periods of actual performance, additional data becomes available to assess expected warranty costs. When we have statistically valid evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in estimates are recorded in the period that new information becomes available. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required and could be material to our financial condition and results of operations.

•       Our revenue consists of sales of products, parts, accessories and service, net of discounts and allowances for sales returns. Our distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 60 days, no right of return or exchange, and no post-shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectibility is reasonably assured. While there are no rights or return privileges on product sales, we have made some limited exceptions to the no-right-of-return policy. We have provided an allowance for future sales returns based on historical information. Our operating policy may change in the future. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. For multiple-element arrangements, we recognize revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known and customer acceptance, if required, has occurred.

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

Results of Operations

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Revenue

Revenue is reported net of sales returns and allowances. Revenue increased $7.1 million, or 42%, to $24.1 million for the year ended March 31, 2006 from $17.0 million for the year ended March 31, 2005, reflecting increased demand across products, parts, accessories and service in the current year resulting from increased market acceptance. Shipments during the current period were 23.0 megawatts compared with 16.5 megawatts in the prior period. The overall revenue increase also reflects a product mix price change towards higher priced units. Revenue from parts and service for the year ended March 31, 2006 increased $1.4 million, or 36%, to $5.3 million from $3.9 million for the year ended March 31, 2005.

Three customers accounted for 17%, 14% and 10% of the Company’s net revenue, respectively, for the year ended March 31, 2006, totaling approximately 41%. For the same period a year ago, one customer accounted for approximately 15% of revenue. UTC accounted for 17% and 15% of revenue for the years ended March 31, 2006 and 2005, respectively. For the years ended March 31, 2006 and 2005, our top ten customers generated approximately 71% and 62%, respectively, of total revenue. This demonstrates that we continue to build strength in our distribution channel and the performance of our distribution base reflects the strategy we undertook at the beginning of Fiscal 2005. This strategy included focusing on target markets we believed held greater prospects for improved sales and improving the distribution channel. The change in the distribution channel entailed terminating some of the previously existing agreements and entering into new agreements with distributors and dealers we believed would be capable of growing sales in our targeted markets. Our efforts to develop our target markets in concert with a more productive base of distributors and dealers yielded the improved sales in Fiscal 2006 over Fiscal 2005.

Late in Fiscal 2006, we increased our product sales prices an average of approximately 7% in response to our increasing costs for commodity metals. While this price increase will increase the per-unit revenue in the future, it is not expected to have a material effect on contribution margin because of the offsetting increase in product costs. We expect increasing revenue levels in Fiscal 2007 as a result of anticipated market acceptance.

Gross Loss

Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $10.5 million, or 43% of revenue, for the year ended March 31, 2006 compared to $8.6 million, or 51% of revenue, for the year ended March 31, 2005. The improvement in the gross loss percentage reflects the operating leverage of increased revenue over fixed manufacturing costs. The operating leverage benefits were offset by increased inventory valuation charges of $2.5 million and increased total warranty expense of $1.4 million, compared to Fiscal 2005. However, warranty expense for unit shipments decreased approximately $2.0 million as a result of improvements that have been made through engineering design changes and product robustness. The amount of the net increase in warranty expense in Fiscal 2006 over Fiscal 2005 is primarily the result of the benefit of $4.1 million recorded in Fiscal 2005 resulting from design changes and product enhancements. Throughout Fiscal 2005, we experienced reductions in the accruals for preexisting warranties and the reliability repair programs. The reductions in the preexisting warranties and the reliability repair programs arose because of improvements that were made through engineering design changes. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates of several reliability enhancement programs. These changes in program estimates are recorded when we have statistically valid evidence that product changes are altering the historical failure occurrence rates. The increased inventory valuation charges during the fiscal year ended March 31, 2006 were net of a benefit of $0.3 million recognized during the fiscal year ended March 31, 2005 for the use of previously fully written-down recuperator cores.

We expect to continue to incur gross losses until such time as we are able to leverage our fixed manufacturing costs over higher sales volumes, as well as lower direct materials costs, and lower other manufacturing costs through efforts such as outsourcing non-core functions.

Research and Development Expenses

Research and development (“R&D”) expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and material costs associated with development. R&D expenses decreased $0.8 million, or 6%, to $11.0 million for the year ended March 31, 2006 from $11.8 million for the year ended March 31, 2005. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $2.5 million in Fiscal 2006 compared to $0.5 million in Fiscal 2005. The benefits from cost sharing programs vary from period-to-period depending on the phases of the related programs. Our remaining funding under the DOE Advanced Microturbine System program is approximately $6.1 million as of March 31, 2006. We expect net R&D spending for the year ended March 31, 2007 to be somewhat lower than in Fiscal 2006. This change is expected to come from higher spending, but with the increased spending more than offset by cost sharing programs. We expect to enter into at least one new cost sharing program in Fiscal 2007. If we do not enter into the cost sharing programs as expected, we will not incur some of the planned costs and would, as a result, expect our spending for the year ending March 31, 2007 to be lower than in Fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include compensation and related expenses in support of our general corporate and sales functions, which include facilities, human capital, finance and accounting, shareholder relations, information systems and legal services. SG&A expenses increased $6.9 million, or 33%, to $27.7 million for the year ended March 31, 2006 from $20.8 million for the year ended March 31, 2005. Of the increased SG&A expenses between years, approximately $2.0 million of the increase relates to the Interstate Settlement Agreement. Additionally, $0.9 million of the increase relates to consulting costs, $1.1 million is the result of legal and accounting fees and $0.5 million relates to severance expense. Approximately $0.7 million of the increase is for marketing expense and $1.0 million is for labor related costs, including salaries, recruitment and relocation expenses to support our continuous process improvement throughout the organization. Additionally, $0.3 million of the increase relates to increased facility maintenance costs and $0.4 million is the result of increased other administrative costs. We expect SG&A costs in Fiscal 2007 to be slightly lower than Fiscal 2006.

Interest Income

Interest income for Fiscal 2006 increased $0.8 million, or 60%, to $2.1 million from $1.3 million for last year. The increase during the current period was attributable to higher cash balances as a result of the $39.2 million in net proceeds from the equity offering in addition to increased investment yields over the same period. We expect interest income to slightly decline for the year ending March 31, 2007 as we continue to use cash to support our operations.

Income Tax Provision

At March 31, 2006, we had federal and state net operating loss carryforwards of approximately $394.1 million and $272.1 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. We provided a valuation allowance for 100% of our net deferred tax asset of $169.4 million at March 31, 2006 as the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2005, the net deferred tax asset was fully reserved.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

Revenue

Revenue increased $4.4 million, or 34.9%, to $17.0 million for the year ended March 31, 2005 from $12.6 million for the year ended March 31, 2004. Shipments during Fiscal 2005 were 16.5 megawatts compared with 11.5 megawatts for Fiscal 2004. Approximately 85% of the increased revenue between periods came from higher sales volumes of Model C60 products. Growth in CHP and CCHP applications drove the higher demand for the Model C60 product.

One customer accounted for 15% of our net revenue for the year ended March 31, 2005. No customer accounted for 10% or more of our net revenue for the year ended March 31, 2004. In each year, our top ten customers generated approximately 60% of the total revenue for the year. Only three companies were in the top ten customers by revenue in both Fiscal 2005 and Fiscal 2004. The top ten customers as a group produced results approximately 45% higher in Fiscal 2005 than they did in Fiscal 2004. Since seven of these ten customers were not in the top ten in Fiscal 2004, this reflects that they were either continuing distributors who gained traction in their marketplaces, or they were new distributors or dealers who were already among the top in producing results. Late in Fiscal 2005, we increased our product sales prices an average of approximately 7% in response to our increasing costs for commodity metals.

Gross Loss

We had a gross loss of $8.6 million, or 51% of revenue, for the year ended March 31, 2005, compared with $17.8 million, or 141.5% of revenue, for the year ended March 31, 2004, an improvement of $9.2 million, or 52%. The improvement in cost of goods sold came from warranty cost changes between the years.

In Fiscal 2004, we recorded warranty charges of $9.8 million. We record a per-unit warranty at the time the product is shipped. In Fiscal 2004, we recorded a liability for several reliability repair programs based on a decision we made to voluntarily undertake programs to provide some repairs, in addition to repairs under warranty, for products sold in prior periods. The liability was recorded at the time of management’s commitment to the programs. In total, in Fiscal 2004, we recorded $8.5 million of warranty charges related to preexisting warranties and the reliability repair programs, in addition to $1.3 million recorded at the time of product shipments. By contrast, in Fiscal 2005, we recorded $3.4 million of warranty charges related to products shipped in the period and a benefit of $4.1 million from changes in estimates related to preexisting warranties and the reliability repair programs. On a net basis, the Fiscal 2005 warranties were a benefit of $0.7 million. Overall, the standard warranty cost per unit was lower in Fiscal 2005 than in the prior year as a result of our efforts to focus on reliability. However, certain models of products shipped in Fiscal 2005 were subject to repairs identified under the reliability repair programs. The additional warranty liabilities related to the reliability repair programs were recorded for those units as they shipped. All products being shipped as of the end of Fiscal 2005 incorporated virtually all of the changes represented by the reliability repair programs. Throughout Fiscal 2005, we experienced reductions in the accruals for preexisting warranties and the reliability repair programs. The reductions in the preexisting warranties arose because of improvements that were made through engineering design changes. When we have statistically valid evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. We also experienced lower than anticipated costs overall from the reliability repair programs. Since recording the liabilities, advances in our technology and know how have resulted in revisions to the estimated costs to remediate the identified problems. In addition, after the reliability repair programs were established, one customer did not participate in a program as agreed upon and therefore, their portion of the program was cancelled.

We had previously fully written-down inventories of recuperator cores and have started using some of these cores in production, which had reduced our gross loss. We used $0.3 million and $0.5 million of these cores during the years ended March 31, 2005 and 2004, respectively.

R&D Expenses

R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and material costs associated with development. R&D expenses increased $0.6 million, or 5.4%, to $11.8 million for the year ended March 31, 2005 from $11.2 million for the year ended March 31, 2004. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $0.5 million in Fiscal 2005 compared to $1.5 million in Fiscal 2004. Therefore, the underlying spending was nearly the same for the two periods. The benefits from cost sharing programs vary from period-to-period depending on the phases of the programs.

Selling, General and Administrative Expenses

SG&A expenses include compensation and related expenses in support of our general corporate and sales functions, which include facilities, human capital, finance and accounting, shareholder relations, information systems and legal services. SG&A expenses increased $1.0 million, or 5%, to $20.8 million for the year ended March 31, 2005 from $19.8 million for the year ended March 31, 2004. Of the increased spending between years, approximately $2.0 million was for consulting services used to assist us with our Sarbanes-Oxley compliance efforts, enhancement of our information technology systems and related processes, as well as assistance with developing sales opportunities in our target markets. This increase was partially offset by a $0.4 million reduction in all other spending.

Interest Income

Interest income was consistent between periods at $1.3 million for each of the years ended March 31, 2005 and 2004.

Income Tax Provision

At March 31, 2005, we had federal and state net operating loss carryforwards of approximately $342.3 million and $233.8 million, respectively, which may be utilized to reduce future taxable income, subject to limitations. We provided a valuation allowance for 100% of our net deferred tax asset of $154.9 million at March 31, 2005 as the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, in Fiscal 2004, the net deferred tax asset was fully reserved.

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

Amounts in thousands, except per share data

	Year Ended March 31, 2006				Year Ended March 31, 2005
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue	$7,551	$7,040	$5,705	$3,807	$5,405	$4,683	$3,925	$2,955
Cost of goods sold	10,778	9,793	6,768	7,224	7,246	6,829	6,039	5,431
Gross loss	(3,227)	(2,753)	(1,063)	(3,417)	(1,841)	(2,146)	(2,114)	(2,476)
Operating costs and expenses:
R&D	3,093	3,093	2,728	2,105	2,635	2,793	2,919	3,414
S,G&A	6,171	9,045	6,788	5,737	5,926	5,210	4,779	4,867
Loss from operations	(12,491)	(14,891)	(10,579)	(11,259)	(10,402)	(10,149)	(9,812)	(10,757)
Net loss	$(11,828)	$(14,181)	$(10,199)	$(10,865)	$(9,998)	$(9,770)	$(9,147)	$(10,534)
Net loss per common share—basic and diluted	$(0.12)	$(0.14)	$(0.12)	$(0.13)	$(0.12)	$(0.12)	$(0.11)	$(0.13)

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Based on our current forecasts and assumptions, we believe that our current cash balance is sufficient to fund operating losses and our currently projected commitments to reach the point of positive cash flow. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances declined $5.5 million during the year ended March 31, 2006, inclusive of $39.2 million of proceeds from our direct stock issuance, compared to a decline of $38.8 million for the year ended March 31, 2005. The cash was used in:

Operating Activities—During the year ended March 31, 2006 we used $45.5 million in cash in our operating activities, which primarily consisted of a net loss for the period of approximately $47.1 million, offset by non-cash adjustments (primarily depreciation, warranty and inventory charges) of $9.7 million and cash used for working capital of approximately $8.1 million. This compared to operating cash usage of $37.4 million during the year ended March 31, 2005, which consisted of a net loss for the period of approximately $39.4 million, offset by non-cash adjustments (primarily depreciation and impairment charges) of $6.3 million and cash used for working capital of approximately $4.3 million. The change in working capital  between periods is largely attributable to a $3.0 million increase in accounts receivable resulting primarily from higher sales occurring at the end of the period compared with the prior year,  and offset by $2.4 million less cash used for payments on accounts payable and accrued expenses. Both last year and this year, increase in inventories resulted in the use of working capital. Inventories have increased from purchases made in anticipation of expected future demands, and this has used cash. Warranties used cash in each period but because of the improved product performance and an increased installed base, cash used for warranties was comparable in Fiscal 2006 to Fiscal 2005.

Investing Activities—Net cash used in investing activities, primarily resulting from the acquisition of fixed assets, was $1.1 million for the years ended March 31, 2006 and 2005. Our cash usage for investing activities has been relatively low related to capital expenditures.

Financing Activities—During the year ended March 31, 2006, we generated $41.1 million from financing activities as compared to cash used in Fiscal 2005 of $0.3 million. The funds generated from financing activities in the year ended March 31, 2006 were primarily the result of a registered offering of the Company’s common stock, which was completed effective October 21, 2005. Pursuant to the offering, we issued a total of 17 million shares of common stock, resulting in gross proceeds of approximately $41.4 million, and incurred approximately $2.2 million in direct costs. The exercise of stock options and employee stock purchases yielded $1.8 million in cash for the year ended March 31, 2006 as compared with $0.3 million in Fiscal 2005. Repayments of capital lease obligations used $17,000 during the year ended March 31, 2006 as compared with $0.6 million in the prior year because the leases were substantially paid down during Fiscal 2005.

We anticipate that as a result of our efforts to build sales and margins while controlling costs we will lower our cash usage. Our goal for the year ending March 31, 2007 is to use less cash for operating and investing activities than in Fiscal 2006.

Contractual Obligations and Commercial Commitments

At March 31, 2006, our commitments under the note payable and non-cancelable operating leases were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
	(in Thousands)
Contractual Obligations:
Note payable	$66	$19	$38	$8	$—
Operating lease commitments	$7,368	$1,792	$3,242	$2,335	$—

0

As of March 31, 2006, we had firm commitments to purchase inventories of approximately $9.8 million. Inventory delivery dates and related payments are not firmly scheduled. Therefore, amounts under these firm purchase commitments will be due concurrent with the receipt of the related inventories.

In 2000, the DOE awarded us $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award was to be distributed during the project period September 28, 2000 through July 1, 2005. In April 2005, the DOE amended the agreement and added a task to develop an Ultra-Low Emissions Microturbine. The award was increased to a total of $17.7 million and the project period was extended through December 31, 2008. The program is estimated to cost a total of $35.9 million over the eight year period, which would therefore require us to expense approximately $18.2 million of the total R&D expenditures under this program. We billed the DOE under this agreement a cumulative amount of $11.6 million through March 31, 2006. Our remaining funding under this program is approximately $6.1 million as of March 31, 2006 which would require us to provide at least $8.7 million of additional R&D expenditures.

In 2001, we were awarded a $3.0 million grant from the DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million, which would therefore require us to expense approximately $2.5 million of the total R&D expenditures under this program. We billed the DOE under this contract a cumulative amount of $1.3 million through March 31, 2006. Our remaining funding under this program is approximately $1.7 million as of March 31, 2006 which would require us to provide at least $3.0 million of our own R&D expenditures. However, we do not expect to continue work under this specific project.

Impact of Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without changing the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles in most circumstances. We adopted SFAS No. 154 prospectively at the beginning of Fiscal 2007. The adoption o SFAS No. 154 did not have a material impact on our consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement is a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. We may, in certain cases, be legally obligated to remove leasehold improvements and fixtures whenever we vacate our leased premises. FIN 47 became effective for fiscal years ending after December 15, 2005; therefore, we adopted this interpretation during the fourth quarter of Fiscal 2006. Adopting FIN 47 did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123R at the beginning of Fiscal 2007. We estimate that the impact on our Fiscal 2007 earnings will approximate $0.03 to $0.04 of expense per share for the year.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 now requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. We adopted SFAS No. 151 at the beginning of Fiscal 2007. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Interest

We have no significant long-term debt outstanding and do not use any derivative instruments. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments.

Item 8.                        Financial Statements and Supplementary Data.

The Company’s Consolidated Financial Statements and Schedule included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this annual report on Form 10-K as of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2006 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been attested to and reported on by Deloitte & Touche LLP, our independent registered public accounting firm. The independent registered accounting firm’s attestation report follows. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2006, the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•       The implementation and execution of operation of controls over inventories as they relate to custody, control and recording of assets, including compiling fiscal year-end physical inventory counts for inventory, principally controls related to the compiling of inventory count tags and the review by supervisors sufficient to detect errors arising from manually input data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Capstone Turbine Corporation and subsidiary (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006 of the Company and our report dated June 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
June 14, 2006

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by this Item 10 is incorporated by reference from Capstone’s definitive proxy statement for its 2006 annual meeting of stockholders, scheduled to be held on August 18, 2006.

Item 11.                 Executive Compensation.

The information required by this Item 11 is incorporated by reference from Capstone’s definitive proxy statement for its 2006 annual meeting of stockholders, scheduled to be held on August 18, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item 12 is incorporated by reference from Capstone’s definitive proxy statement for its 2006 annual meeting of stockholders, scheduled to be held on August 18, 2006.

Item 13.                 Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from Capstone’s definitive proxy statement for its 2006 annual meeting of stockholders, scheduled to be held on August 18, 2006.

Item 14.                 Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference from Capstone’s definitive proxy statement for its 2006 annual meeting of stockholders, scheduled to be held on August 18, 2006.

PART IV

Item 15.                 Exhibits and Financial Statement Schedule.

(a) 1. and 2.          Financial statements and financial statement schedule

The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a) 3.      Index to Exhibits.

Exhibit Number	Description
3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone.
3.2(13)	Amended and Restated Bylaws of Capstone.
4.1(2)	Specimen stock certificate.
4.2(16)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.
9.1(2)	Investor Rights Agreement.
9.2(2)	Amendment No. 1 to Investors Rights Agreement.
9.3(3)	Amendment No. 2 to Investors Rights Agreement.
9.4(3)	Amendment No. 3 to Investors Rights Agreement.
10.1(2)	Lease between Capstone and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.
10.2(2)	1993 Incentive Stock Option Plan.
10.3(2)	Employee Stock Purchase Plan.
10.4(14)	Amended and Restated 2000 Equity Incentive Plan.
10.6(4)	Transition Agreement, dated August 2, 2000, by and between Capstone and Solar Turbines Incorporated.
10.7(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone.
10.8(6)	Lease between Capstone and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.
10.9(6)	Lease between Capstone and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.
10.10(5)	Deferred Compensation Plan of Capstone.
10.12(14)	Amended and Restated Capstone Change of Control Severance Plan.
10.13(5)	Capstone Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003.
10.14(7)	Amendment to the Capstone Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003.
10.16(9)	Stock Option Agreement with Karen Clark dated January 29, 2002.
10.17(10)	Stock Option Agreement with Michael Redmond dated August 25, 2003.
10.18(10)	Stock Option Agreement with John Fink III dated August 25, 2003.
10.19(11)	Amendment to the Capstone Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003.
10.21(16)	Rights Agreement with Mellon Investor Services, LLC dated July 7, 2005.
10.21(12)	Stock Option Agreement with Walter J. McBride dated August 5, 2005.

10.22(12)	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan.
10.23(15)	Stock Option Agreement with Leigh Estus dated November 7, 2005.
10.24(13)	Subscription Agreement effective as of October 7, 2005 between Capstone and Monarch Pointe Fund, Ltd.
10.25(13)	Subscription Agreement effective as of October 7, 2005 between Capstone and Asset Managers International, Ltd.
10.26(15)	Stock Option Agreement with Walter J. McBride dated January 16, 2006.
14.1(8)	Code of Business Conduct.
14.2(8)	Code of Ethics for Senior Financial Officers and Chief Executive Officer.
21.1(1)	Subsidiary List.
23.1(1)	Consent of Deloitte & Touche LLP.
24.1(1)	Power of Attorney (included in the signature page of this Form 10-K).
31.1 (1)	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2 (1)	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO.

(1)          Filed herewith.

(2)          Incorporated by reference to Capstone’s Registration Statement on Form S-1 (File No. 333-33024).

(3)          Incorporated by reference to Capstone’s Registration Statement on Form S-1 (File No. 333-48524).

(4)          Incorporated by reference to Capstone’s Current Report on Form 8-K filed on October 16, 2000 (File No. 001-15957).

(5)          Incorporated by reference to Capstone’s Registration Statement on Form S-8 (File No. 333-66390).

(6)          Incorporated by reference to Capstone’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957).

(7)          Incorporated by reference to Capstone’s Registration Statement on Form S-8 (File No. 333-107628).

(8)          Incorporated by reference to Capstone’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

(9)          Incorporated by reference to Capstone’s Registration Statement on Form S-8 filed on November 14, 2002.

(10)   Incorporated by reference to Capstone’s Registration Statement on Form S-8 filed on December 1, 2003.

(11)   Incorporated by reference to Capstone’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15957).

(12)   Incorporated by reference to Capstone’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(13)   Incorporated by reference to Capstone’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(14)   Incorporated by reference to Capstone’s Annual Report on Form 10-K for the year ended March 31, 2005 (File No. 001-15957).

(15)   Incorporated by reference to Capstone’s registration statement on Form S-8, dated February 1, 2006 (File No. 333-131431).

(16)   Incorporated by reference to Capstone’s Current Report on Form 8-K filed on July 8, 2005 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2006 and 2005	F-3
For the years ended March 31, 2006, 2005 and 2004:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2006, 2005 and 2004:
Schedule II—Valuation and Qualifying Accounts	F-22

Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiary (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also include a financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 14, 2006

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2006	March 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$58,051	$63,593
Accounts receivable, net of allowance for doubtful accounts and sales returns of $858 in 2006 and $536 in 2005	5,869	3,150
Inventories	12,545	11,273
Prepaid expenses and other current assets	1,050	912
Assets held for sale	—	80
Total current assets	77,515	79,008
Property, plant and equipment, net	7,816	10,529
Non-current portion of inventories	3,113	3,990
Intangible asset, net	1,159	1,427
Other assets	114	236
Total	$89,717	$95,190
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$8,144	$5,796
Accrued salaries and wages	1,623	1,442
Accrued warranty reserve	6,998	8,667
Deferred revenue	632	1,522
Current portion of notes payable	19	19
Total current liabilities	17,416	17,446
Long-term portion of notes payable	47	64
Other long-term liabilities	626	1,002
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 103,521,829 shares issued and 102,970,621 shares outstanding at March 31, 2006; 85,379,446 shares issued and 84,828,238 shares outstanding at March 31, 2005	104	85
Additional paid-in capital	572,787	530,931
Accumulated deficit	(500,542)	(453,469)
Deferred stock compensation	(208)	(356)
Treasury stock, at cost; 551,208 shares at March 31, 2006 and 2005	(513)	(513)
Total stockholders’ equity	71,628	76,678
Total	$89,717	$95,190

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2006	2005	2004
Net revenue	$24,103	$16,968	$12,607
Cost of goods sold	34,563	25,545	30,446
Gross loss	(10,460)	(8,577)	(17,839)
Operating expenses:
Research and development	11,019	11,761	11,221
Selling, general and administrative	27,741	20,782	19,779
Total operating costs and expenses	38,760	32,543	31,000
Loss from operations	(49,220)	(41,120)	(48,839)
Interest income	2,143	1,338	1,284
Interest expense	(23)	(37)	(183)
Other income, net	29	372	1
Loss before income taxes	(47,071)	(39,447)	(47,737)
Provision for income taxes	2	2	2
Net loss	$(47,073)	$(39,449)	$(47,739)
Net loss per common share—basic and diluted	$(0.50)	$(0.47)	$(0.58)
Share used to calculate net loss per common share—basic and diluted	93,638	84,378	82,349

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Deferred		Total
	Common Stock		Additional	Accumulated	Stock	Treasury	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Compensation	Stock	Equity
Balance, March 31, 2003	81,700,735	$82	$527,188	$(366,281)	$—	$(421)	$160,568
Stock-based compensation	—	—	533	—	—	—	533
Exercise of stock options and employee stock purchases	2,825,082	2	2,083	—	—	—	2,085
Purchase of treasury stock	—	—	—	—	—	(92)	(92)
Exercise of restricted stock award	500,000	1	590	—	(590)	—	1
Amortization of deferred stock compensation	—	—	—	—	87	—	87
Net loss				(47,739)			(47,739)
Balance, March 31, 2004	85,025,817	85	530,394	(414,020)	(503)	(513)	115,443
Stock-based compensation	—	—	157	—	—	—	157
Exercise of stock options and employee stock purchases	310,543	—	304	—	—	—	304
Stock awards to Board of Directors	43,086	—	76	—	—	—	76
Amortization of deferred stock compensation	—	—	—	—	147	—	147
Net loss	—	—	—	(39,449)	—	—	(39,449)
Balance, March 31, 2005	85,379,446	85	530,931	(453,469)	(356)	(513)	76,678
Stock-based compensation	—	—	680	—	—	—	680
Exercise of stock options and employee stock purchases	1,081,038	2	1,843	—	—	—	1,845
Stock awards to Board of Directors	61,345	—	126	—	—	—	126
Amortization of deferred stock compensation	—	—	—	—	148	—	148
Issuance of common stock, net of issuance costs	17,000,000	17	39,207	—	—	—	39,224
Net loss	—	—	—	(47,073)	—	—	(47,073)
Balance, March 31, 2006	103,521,829	$104	$572,787	$(500,542)	$(208)	$(513)	$71,628

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(47,073)	$(39,449)	$(47,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,196	5,181	6,180
Impairment loss on fixed assets and manufacturing license	—	614	—
Provision for doubtful accounts and returns	322	57	280
Inventory write-down	3,388	744	931
Provision for (benefit from) warranty expenses	760	(682)	9,749
Loss on disposal of equipment	72	24	315
Non-employee stock compensation	680	129	92
Employee and director stock compensation	274	251	528
Changes in operating assets and liabilities:
Accounts receivable	(3,041)	963	(509)
Inventories	(3,783)	(4,062)	3,871
Prepaid expenses and other assets	(16)	187	258
Accounts payable	1,397	534	440
Accrued salaries and wages, and other accrued and long term liabilities	679	60	890
Accrued warranty reserve	(2,429)	(2,346)	(4,551)
Deferred revenue	(890)	356	(247)
Net cash used in operating activities	(45,464)	(37,439)	(29,512)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,296)	(1,057)	(1,299)
Proceeds from sale of equipment	166	3	28
Net cash used in investing activities	(1,130)	(1,054)	(1,271)
Cash Flows from Financing Activities:
Repayment of capital lease obligations	(17)	(598)	(1,415)
Exercise of stock options, restricted stock award and employee stock purchases	1,845	304	2,086
Purchase of treasury stock	—	—	(92)
Net proceeds from issuance of common stock	39,224	—	—
Net cash provided by (used in) financing activities	41,052	(294)	579
Net Decrease in Cash and Cash Equivalents	(5,542)	(38,787)	(30,204)
Cash and Cash Equivalents, Beginning of Year	63,593	102,380	132,584
Cash and Cash Equivalents, End of Year	$58,051	$63,593	$102,380
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$23	$35	$183
Income taxes	$2	$2	$2

Supplemental Disclosures of  Non-Cash Information:

During the years ended March 31, 2006 and 2005, the Company purchased $107,000 and $25,000 of equipment on accounts payable outstanding as of March 31, 2006 and 2005, respectively. Additionally, during the years ended March 31, 2005 and 2004, the Company financed equipment acquisitions of $94,000 and $21,000 through a note payable obligation and capital lease, respectively.

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), resource recovery (including “renewable” fuels) and secure power. In addition, the Company’s microturbines can be used as generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings.

The consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

Certain reclassifications have been made to some prior years balances to conform to the current year’s presentation.

2. Summary of Significant Accounting Policies

Cash Equivalents—The Company considers only those investments that are highly liquid, readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents.

Financial Instruments—The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value based on their short-term nature. The carrying value of notes payable approximates fair value as the of notes payable are based on quoted market prices for the same or similar debt instruments.

Accounts Receivable—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company also provides an allowance for sales returns. While the Company sells without rights of return, because occasional exceptions have been made, an allowance is provided based on historical return rates.

Inventories—The Company values inventories at lower of cost or market. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company’s products. All inventories expected to be used in more than one year are classified as long-term.

Assets Held for Sale—Assets held for sale consists of those assets where: (a) management, having the authority to approve the action, committed to plans to sell the assets, (b) the assets are available for immediate sale in their present condition, subject to terms that are usual and customary for sales of such assets, (c) an active program to locate buyers and other actions required to complete the plans to sell the assets have been initiated, (d) the sales of the assets are probable and transfers of the assets are expected to qualify for recognition as a completed sale within one year, (e) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair market value, and (f) actions required to complete the plans to sell the assets indicate that it is unlikely that significant changes to the plans will be made or that the plans will be withdrawn. As a result of manufacturing efficiency improvements, assets previously held for production were identified as excess and made available for sale. This resulted in an impairment charge of $0.6 million in Fiscal 2005. These assets were sold in Fiscal 2006 for $5,000 over their carrying value.

Depreciation and Amortization—Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Leasehold improvements are amortized over the period of the lease or the estimated useful lives of the assets, whichever is shorter. Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method. Amortization of assets under capital leases and intangible assets are included with depreciation and amortization expense.

Long-Lived Assets—The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company’s policy is to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value.

Deferred Revenue—Deferred revenue consists of deferred product and service revenue, and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company’s revenue recognition policy. The Company has the right to retain all or part of deposits under certain conditions.

Revenue—The Company’s revenue consists of sales of products, parts, accessories and service, net of discounts and allowances for sales returns. Capstone’s distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning repair and maintenance service. The Company’s standard terms of sales to distributors and direct end-users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by Capstone except for warranties provided on the products and parts sold. Revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectibility is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. While there are no rights of return privileges on product sales, the Company has made some limited exceptions to the no-right-of-return policy. Therefore, the Company has provided for an allowance for future sales returns based on historical information. To date, the Company has not had significant levels of service revenue. Service performed by the Company has consisted primarily of commissioning and time and materials based contracts. The time and materials contracts are usually related to out-of-warranty units. Service revenue derived from time and materials contracts is recognized as performed. The Company has also started providing maintenance service contracts to the customers of its existing install base.  The maintenance service contracts are agreements to perform certain agreed-upon service to maintain a product for a specified period of time. Service revenue derived from maintenance service contracts is recognized on a straight-line basis over the contract period. The Company occasionally enters into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known and customer acceptance provisions, if any, have  occurred.

Warranty Policy—The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has statistically valid evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Research and Development (“R&D”)—The Company accounts for grant distributions as offsets to R&D expenses and are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $2.5 million, $0.5 million and $1.5 million, for the years ended March 31, 2006, 2005 and 2004, respectively.

Income Taxes—Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and income tax basis of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

Contingencies—The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Risk Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

The Company sells only microturbines and related parts and service. Three customers accounted for 17%, 14% and 10% of the Company’s net revenue for the year ended March 31, 2006, totaling approximately 41%. One customer accounted for 15% of the Company’s net revenue for the year ended March 31, 2005. No customer accounted for 10% or more of the Company’s net revenue for the year ended March 31, 2004. Accounts receivable included $1.6 million, $0.5 million and $2.2 million for unpaid billings to the government under cost-sharing programs at March 31, 2006, 2005 and 2004, respectively. Additionally, one customer accounted for 27% of net accounts receivable as of March 31, 2006.

The Company’s production relies on metals, which are currently in high demand and therefore can be difficult or expensive to obtain. Additionally, several components of the Company’s products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accounting for doubtful accounts, depreciation and amortization, inventory write-downs, valuation of assets including intangible assets, product warranties, sales allowances, taxes and other contingencies. Actual results could differ from those estimates.

Net Loss Per Common Share—Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2006, 2005 and 2004, were 10.4 million, 9.0 million and 8.1 million, respectively.

Stock-Based Compensation—The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company accounts for equity instruments issued to other than employees using the fair value at the date of grant as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended March 31,
	2006	2005	2004
	(In thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(47,073)	$(39,449)	$(47,739)
Add: Stock-based employee compensation associated with stock options included in reported net loss	274	151	528
Deduct: Total stock-based employee compensation expense associated with stock options determined under fair value based method for all awards	(3,403)	(3,803)	(5,233)
Pro forma net loss	$(50,202)	$(43,101)	$(52,444)
Net Loss per share—Basic and Diluted:
As reported	$(0.50)	$(0.47)	$(0.58)
Pro forma	$(0.54)	$(0.51)	$(0.64)

In computing the impact of SFAS No. 123, the weighted-average fair value per option share of stock option grants of $2.13,  $1.43 and  $1.26 for the years ended March 31, 2006, 2005 and  2004, respectively, was estimated at the dates of grant using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate of approximately 4.2%, 3.6% and 3.1%, respectively, and no assumed dividend yield. The weighted average expected life of the options was 5.58 years, 5.04 years and 3.97 years, respectively. The volatility used was 105%, 109% and  121%, respectively. For purposes of determining the SFAS No. 123 pro forma compensation expense, the fair value of the options is recognized over the vesting period on a straight-line basis. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models even though such models were developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company’s stock option awards.

Segment Reporting—The Company is considered to be a single operating segment in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The business activities of this operating segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the customer’s primary operating location:

	Year Ended March 31,
	2006	2005	2004
	(In thousands
United States	$9,980	$8,859	$6,965
France	3,399	886	296
Russia	2,525	1,106	609
Mexico	2,485	1,075	819
Japan	1,734	1,659	1,888
All others	3,980	3,383	2,030
Total Net Revenue	$24,103	$16,968	$12,607

Substantially all of the Company’s operating assets are in the United States.

New Accounting Pronouncements—In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without changing the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles in most circumstances. The Company adopted SFAS No. 154 prospectively at the beginning of Fiscal 2007. The adoption o SFAS No. 154 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123R at the beginning of Fiscal 2007. The Company estimates that the impact on its Fiscal 2007 earnings will approximate $0.03 to $0.04 of expense per share for the year ending March 31, 2007.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 now requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company adopted SFAS No. 151 at the beginning of Fiscal 2007. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement is a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company may, in certain cases, be legally obligated to remove leasehold improvements and fixtures whenever it vacates its leased premises. FIN 47 became effective for fiscal years ending after December 15, 2005; therefore, the Company adopted this interpretation during the fourth quarter of Fiscal 2006. Adopting FIN 47 did not have a material impact on the Company’s consolidated financial position or results of operations.

3. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consist of the following as of March 31, 2006 and 2005:

	2006	2005
	(In thousands)
Raw materials	$13,237	$11,333
Work in process	705	2,580
Finished goods	1,716	1,350
Total	15,658	15,263
Less non-current portion	3,113	3,990
Current portion	$12,545	$11,273

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2006 and 2005 consisted of the following:

	2006	2005	Estimated Useful Life
	(In thousands)
Machinery, equipment, automobiles and furniture	$18,493	$18,760	2-10 years
Leasehold improvements	8,656	8,563	10 years
Molds and tooling	3,538	3,096	2-5 years
	30,687	30,419
Less, accumulated depreciation and amortization	(22,871)	(19,890)
Total property, plant and equipment, net	$7,816	$10,529

Depreciation and amortization expense was $4.2 million, $5.2 million and $6.2 million for the years ended March 31, 2006, 2005 and 2004, respectively.

5. Intangible Assets

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $1.2 million, $1.4 million and $1.7 million for the years ended March 31, 2006, 2005 and 2004, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $0.3 million of amortization expense for each of the years ended March 31, 2006, 2005 and 2004. The manufacturing license is scheduled to be fully amortized by fiscal year 2011 with corresponding amortization estimated to be $0.3 million, $0.3 million, $0.3 million, $0.3 million and $92,000 for fiscal years, 2007, 2008, 2009, 2010 and 2011, respectively.

In 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier. Under the terms of the agreements, the Company acquired fixed assets and manufacturing technology, which provide the Company with the ability to manufacture recuperator cores previously purchased from the supplier, for $9.1 million. The agreements also require the Company to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $54,000 and $23,000 were earned under the terms of the agreements for the years ended March 31, 2006 and 2005, respectively. No royalties were earned in prior periods. As a result of these agreements, the Company and the supplier mutually terminated any obligations under their prior agreements.

6. Accrued Warranty Reserve

Changes in the accrued warranty reserve are as follows as of March 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
Balance, beginning of the period	$8,667	$11,695	$6,497
Warranty provision relating to products shipped during the period	1,455	3,410	1,256
Changes for accruals related to preexisting warranties or reliability repair programs	(694)	(4,092)	8,493
Deductions for warranty claims	(2,430)	(2,346)	(4,551)
Balance, end of the period	$6,998	$8,667	$11,695

7. Income Taxes

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2006 and 2005:

	2006	2005
	(In thousands)
Deferred tax assets:
Inventories	$2,933	$3,564
Warranty reserve	2,812	3,713
Deferred revenue	254	652
Net operating loss (“NOL”) carryforwards	150,833	137,045
Tax credit carryforwards	17,072	15,515
Depreciation, amortization and impairment loss	1,572	2,176
Other	2,748	2,466
Total deferred tax assets	178,224	165,131
Deferred tax liabilities:
State taxes	(8,800)	(10,220)
Net deferred tax assets before valuation allowance	169,423	154,911
Valuation allowance	(169,423)	(154,911)
Total deferred income tax assets	$—	$—

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets. The change in valuation allowance for fiscal 2006 and 2005 was $14.5 million and $14.9 million, respectively.

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2006 were as follows (In thousands):

	Amount	Expiration Period
	(In thousands)
Federal NOL	$394,107	2009-2026
State NOL	$272,081	2007-2011
Federal tax credit carryforwards	$9,610	2009-2026
State tax credit carryforwards	$7,463	Various

The NOLs and federal and state tax credits can be carried forward to offset future taxable income, if any. The federal tax credit carryforward is a Research and Development credit, which may be carried forward. The state tax credits consist of a Manufacturer’s Investment Credit of approximately $0.8 million, which expires from 2006-2014, as well as a Research and Development Credit of approximately $6.7 million, which may be carried forward indefinitely. In September 2002, changes in certain California tax laws were enacted, which, among other provisions, suspended the use of corporations’ California NOL carryforwards to offset taxable income in 2002 and 2003. Corporations were permitted to resume using their NOLs to offset taxable income in 2004. Suspended net operating losses generated prior to 2002 that are unavailable for usage as a result of the change in law have an additional two-year life.

Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder (“Disqualifying Dispositions”) provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $27.7 million of the Company’s federal and state NOL carryforwards as of March 31, 2006 were generated by

Disqualifying Dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of approximately $11.0 million associated with these stock options would be excluded from the provision for income taxes and credited directly to additional paid-in-capital.

A reconciliation of income tax benefit to the federal statutory rate follows:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Federal income tax at the statutory rate	$(16,005)	$(13,412)	$(16,231)
State taxes, net of federal effect	(1,923)	(2,302)	(2,785)
Impact of rate change	4,377	—	—
Valuation allowance	14,512	14,880	(19,971)
Other	(961)	834	955
Income tax benefit	$—	$—	$—

8. Stockholders’ Equity

Stock Options

During the year ended March 31, 2006, the Company granted a total of 167,000 non-qualified common stock options to consultants under the 2000 Equity Incentive Plan (“2000 Plan”). The Company recorded $0.2 million of stock-based compensation for these grants. The Company records stock based compensation for consultants as prescribed by SFAS No. 123. To estimate the fair value of the options, the Company utilizes the Black-Scholes option pricing model even though such model was developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company’s stock option awards. The Company issued a total of 1,500,000 non-qualified common stock options outside of the 2000 Plan at exercise prices equal to the fair market value of its common stock, as inducement grants to a new executive officer and an employee of the Company. Accordingly, no stock-based compensation was recorded for these grants. Included in the 1,500,000 options were 1,000,000 options to the Company’s Executive Vice President and Chief Financial Officer (“CFO”) and 500,000 options to the Company’s Vice President of Operations. Although the options were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.

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

During the year ended March 31, 2005, the Company granted a total of 427,500 non-qualified common stock options to consultants under the 2000 Plan. The Company recorded $0.1 million of stock-based compensation for these grants.

During the year ended March 31, 2004, the Company issued a total of 4,195,000 non-qualified common stock options outside of the 2000 Plan at exercise prices equal to the fair market value of its common stock, as inducement grants to new executive officers and employees of the Company. Accordingly, no stock-based compensation was recorded for these grants. Included in the 4,195,000 options were 2,000,000 options to the Company’s President and Chief Executive Officer (“CEO”), 800,000 options to the Company’s then Senior Vice President of Sales and Service, 800,000 options to the Company’s then Senior Vice President of Operations and an aggregate of 595,000 options to five employees. Although the options were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.

On August 4, 2003, the Company sold 500,000 shares of restricted common stock at a price of $0.001 per share to the Company’s then new President and CEO as part of his compensation package. Deferred stock compensation of $0.6 million was recorded based on the fair market value of the stock at the date of issuance. The restricted stock is subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. The deferred stock compensation related to the restricted common stock is being amortized through fiscal 2008 based on the vesting period.

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

In June 2000, the Company adopted the 2000 Plan, as a successor plan to the 1993 Incentive Stock Plan (“1993 Plan”). The 2000 Plan was amended in January 2004 to update certain administrative provisions, amended in September 2004 to add 2,380,000 shares of common stock to the total available for issuance under awards, and amended again on January 31, 2005 and March 17, 2005 so that the provisions for change in control are coordinated with the Company’s change in control agreements and programs. The 2000 Plan provides for awards of up to 6,080,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued upon exercise of incentive stock options is 13,880,000 shares. The 2000 Plan is administered by a Committee designated by the Board of Directors. The Committee’s authority includes determining the number of options granted and vesting provisions. As of March 31, 2006, 1,975,434 shares were available for future grant.

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question. As of March 31, 2006, 185,456 shares were available for future grant.

During the years ended December 31, 2000 and 1999, the Company granted options at less than the fair value of its common stock. In addition, in Fiscal 2004, the Company issued shares of restricted common stock at less than the fair value of its common stock. Accordingly, the Company recorded stock-based compensation expense based on the vesting of these issuances as follows:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Cost of goods sold	$—	$—	$49
Research and development	—	4	186
Selling, general and administrative	274	147	293
Total	$274	$151	$528

As of March 31, 2006, the Company had $208,000 in deferred stock compensation related to restricted stock which will be amortized through the fiscal year ended March 31, 2008.

Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2003	9,956,518	$3.81
Granted	5,910,809	$1.62
Exercised	(2,673,193)	$0.73
Forfeited/Canceled	(5,103,561)	$4.65
Outstanding at March 31, 2004	8,090,573	$2.69
Granted	2,137,591	$1.81
Exercised	(212,619)	$0.69
Forfeited/Canceled	(972,121)	$3.40
Outstanding at March 31, 2005	9,043,424	$2.46
Granted	3,214,800	$2.65
Exercised	(903,658)	$1.77
Forfeited/Canceled	(991,048)	$2.56
Outstanding at March 31, 2006	10,363,518	$2.58

Options exercisable at March 31, 2006, 2005 and 2004 were 4,685,940, 3,752,357 and 1,882,043, respectively, with weighted average exercise prices of $3.07, $3.48 and $5.39, respectively.

Additional information regarding options outstanding at March 31, 2006 is as follows:

	Options Outstanding
		Weighted		Options Exercisable
Exercise Price	Number of Shares Outstanding at March 31, 2006	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Exercisable at March 31, 2006	Weighted Average Exercise Price
Up to $1.00	217,349	2.47	$0.72	212,099	$0.71
$1.01 to $2.00	6,641,736	7.79	$1.51	3,419,486	$1.49
$2.01 to $5.00	3,033,333	8.77	$3.09	684,855	$3.70
Greater than $5.00	471,100	5.87	$15.25	369,500	$17.93
	10,363,518	7.88	$2.58	4,685,940	$3.07

Stockholder Rights Plan

On July 7, 2005, the Company entered into a rights agreement with Mellon Investor Services LLC, as rights agent. In connection with the rights agreement, the Company’s board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company’s common stock authorized and outstanding at the close of business on July 18, 2005. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the rights agreement. Initially, the rights will be attached to all common stock certificates representing shares then outstanding, and no separate rights certificates will be distributed. Subject to certain exceptions specified in the rights agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company’s board of directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the rights agreement) that would result in a person or group beneficially owning 15% or more of the outstanding shares of the Company’s common stock. The rights expire on July 18, 2015, unless such date is extended or the rights are earlier redeemed or exchanged by the Company. The rights are intended to protect the Company’s stockholders in the event of an unfair or coercive offer to acquire the Company. The rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the board of directors. The rights should also not interfere with any merger or other business combination approved by the board of directors.

Recent Registered Direct Offering of Common Stock

Effective October 21, 2005, the Company completed a registered direct offering of the Company’s common stock whereby it issued a total of 17 million shares of its common stock, resulting in gross proceeds of approximately $41.4 million. The Company incurred approximately $2.2 million in direct costs associated with the offering.

The common stock was issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission Rule 424(b) of the Securities Act of 1933, as amended, in connection with the Company’s “shelf” registration statement on Form S-3 (File No. 333-128164).

9. Commitments and Contingencies

As of March 31, 2006, the Company had firm commitments to purchase inventories of approximately $9.8 million.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ended March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for 5 year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-term Liabilities in the accompanying consolidated balance sheets. Deferred rent amounted to $0.6 million and $0.9 million as of March 31, 2006 and 2005, respectively. Rent expense amounted to approximately $2.1 million, $2.0 million and $1.8 million for the years ended March 31, 2006, 2005 and 2004, respectively. As of March 31, 2005, $0.3 million was also included in Other Long-term Liabilities for the expected loss on a sublease for office space previously occupied by the Company’s wholly-owned subsidiary. The sublease agreement and the lease agreement both expired March 31, 2006.

At March 31, 2006, the Company’s minimum commitments under non-cancelable operating leases are as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2007	$1,8111
2008	1,606
2009	1,674
2010	1,685
2011	658
Total minimum lease payments	$7,434

The Company has automobiles that it has financed with notes payable. The outstanding balances of the notes payable as of March 31, 2006 and 2005 were, $66,000 and $83,000, respectively. The notes bear interest at 0.9% with principal and interest paid monthly through August 2009. The related automobiles collateralize the notes payable.

In 2000, the Department of Energy (“DOE”) awarded the Company $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award was to be distributed during the project period September 28, 2000 through July 1, 2005. In April 2005, the DOE amended the agreement and added a task to develop an Ultra-Low Emissions Microturbine. The award was increased to a total of $17.7 million and the project period was extended through December 31, 2008. The program is estimated to cost the Company a total of $35.9 million over the eight year period, which would require the Company therefore expense approximately $18.2 million of the total R&D expenditures under this program. The Company billed the DOE under this agreement a cumulative amount of $11.6 million through March 31, 2006. The Company’s remaining funding under this program is approximately $6.1 million as of March 31, 2006 which would require the Company to provide at least $8.7 million of additional R&D expenditures.

In 2001, the Company was awarded a $3.0 million grant from the DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million, which would therefore require the Company to expense approximately $2.5 million of the total R&D expenditures under this program. The Company billed the DOE under this contract a cumulative amount of $1.3 million through March 31, 2006. The Company’s remaining funding under this program is approximately $1.7 million as of March 31, 2006 which would require the Company to provide at least $3.0 million of its own R&D expenditure. However, the Company does not expect to continue work under this specific project. Total offsets to R&D expenses such as the DOE award amounted to $2.5 million, $0.5 million and $1.5 million for the years ended March 31, 2006, 2005 and 2004, respectively.

Agreements the Company has with some of its distributors and Authorized Service Companies (“ASCs”) require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors or ASCs. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs that have a material effect on the Company’s consolidated results of operations or financial position.

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

A demand for arbitration was filed in March 2004 by Interstate Companies, Inc. (“Interstate”), a company that conducts business with the Company. Interstate claimed damages for breach of contract in excess of $10 million. On December 30, 2005, the Company entered into a Confidential Settlement Agreement and Mutual Release (“Settlement Agreement”) with Interstate, whereby all disputes between Interstate and the Company were amicably resolved. Pursuant to the Settlement Agreement, the Company paid Interstate $2.3 million on December 30, 2005 and the parties agreed to release each other from any and all claims. The Company had accrued $0.3 million of the expense during Fiscal 2005 and recorded the remaining $2.0 million of the expense in selling, general and administrative cost in Fiscal 2006.

From time to time, the Company may become subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

10. Employee Benefit Plans

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

The Company has a deferred compensation plan providing eligible executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The balance of participant deferrals and earnings thereon was $68,000 and $0.1 million at March 31, 2006 and 2005, respectively, which is included in Other Long-Term Liabilities. The participant deferrals earn interest at the prime interest rate set by Wells Fargo Bank plus 1% per year.

11. Related Party Transactions

Mr.  Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc. (“Alliant”), a subsidiary of Alliant Energy Corporation, was a distributor for the Company. The Company had no sales to Alliant during the years ended March 31, 2006 and 2005. Sales to Alliant were approximately $25,000 for the year ended March 31, 2004.

In October 2002, the Company entered into a strategic alliance with United Technologies Corporation (“UTC”), a stockholder, through its UTC Power Division. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer (“OEM”) agreement between the Company and UTC Power LLC (“UTCP”). The OEM agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $4.2 million, $2.5 million and $1.0 million for the years ended March 31, 2006, 2005 and 2004, respectively. Related accounts receivable were $0.3 million and $1.5 million at March 31, 2006 and 2005. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the DOE awards. UTRC is the research and development branch of UTC. UTRC billed the Company $38,600 under this subcontract for the year ended March 31, 2006, all of which was paid at March 31, 2006. For the year ended March 31, 2005, $0.2 million was billed under the subcontract, of which $0.2 million was outstanding at March 31, 2005.

On September 11, 2005, the Company gave notice to UTCP, pursuant to its OEM agreement, of certain breaches of the OEM agreement by UTCP, including failure to meet sales targets for the year. With respect to most of the breaches, UTCP had 90 calendar days following its receipt of the notice in which to cure the breaches. The Company could elect to terminate the OEM agreement if UTCP fails to cure the breaches. While management believes that UTCP has not yet cured some key breaches of the agreement, the Company has not terminated the agreement. Additionally, as the Company continues to work with UTCP under the existing OEM agreement, it has encouraged UTCP to resolve the underlying causes of the breaches. If this relationship is terminated, the Company will honor sales orders committed to prior to the date of termination in accordance with the OEM agreement.

In October 2002, the Company entered into a Transition Agreement and Mutual Release with its then President and Chief Executive Officer. On February 27, 2003, the Board accepted his resignation as President and Chief Executive Officer and a member of the Board. He continued as an employee and a senior advisor to the Company through May 6, 2003. Under the transition agreement, he continued to receive his monthly salary for six months through May 6, 2003, which totaled approximately $0.2 million, he received incentive consideration of $0.1 million upon executing a Supplemental Release and he received approximately $0.2 million, payable in equal installments, less applicable withholding taxes, during the twelve-month period following his separation as an employee. In May 2003, the Company entered into a consulting agreement with him, which provides payment of $5,921 monthly in arrears for 38 months through June 2006. His payment will be reduced by 50% if he engages in any full-time employment. His stock options will also continue to vest through June 2006. Accordingly, non-employee stock-based compensation pertaining to this modification is re-measured and recorded at each vesting period and amounted to $31,000, $22,000 and $85,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

In July 2005, the Company entered into a Separation and Consulting Agreement with its then CFO. The agreement provided, among other items, an acceleration of vesting of her then unvested common stock options. The Company recognized stock-based compensation of $236,000 for the year ended March 31, 2006 based upon the intrinsic value of the unvested options that became vested. The Company paid the former CFO a severance payment of $188,000 in Fiscal 2006.

SCHEDULE II

CAPSTONE TURBINE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(In thousands)

Allowance for Doubtful Accounts:
Balance, March 31, 2003	$414
Additions charged to costs and expenses	280
Deductions	(215)
Balance, March 31, 2004	479
Additions charged to costs and expenses	488
Deductions	(431)
Balance, March 31, 2005	536
Additions charged to costs and expenses	386
Deductions	(64)
Balance, March 31, 2006	$858

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2006.

CAPSTONE TURBINE CORPORATION
By:	/s/ WALTER J. McBRIDE
Walter J. McBride
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute John R. Tucker and Walter J. McBride, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of June, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s / JOHN R. TUCKER	Chief Executive Officer and Director
John R. Tucker	(Principal Executive Officer)
/s/ WALTER J. McBRIDE	Chief Financial Officer
Walter J. McBride	(Principal Financial Officer)
/s/ ANTONIO RODRIQUEZ	Chief Accounting Officer
Antonio Rodriquez	(Principal Accounting Officer)
/s/ ELIOT G. PROTSCH	Chairman of the Board of Directors
Eliot G. Protsch
/s/ RICHARD K. ATKINSON	Director
Richard K. Atkinson
/s/ RICHARD M. DONNELLY	Director
Richard M. Donnelly
/s/ JOHN V. JAGGERS	Director
John V. Jaggers
/s/ NOAM LOTAN	Director
Noam Lotan
/s/ DENNIS D. SCHIFFEL	Director
Dennis D. Schiffel
/s/ GARY D. SIMON	Director
Gary D. Simon
/s/ DARRELL J. WILK	Director
Darrell J. Wilk