Form 10-Q
period 2006-06-30
CAPSTONE TURBINE CORP
filed 2006-08-09
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-15957

_______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock as of July 31, 2006 was 103,970,207.

CAPSTONE TURBINE CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$48,755	$58,051
Accounts receivable, net of allowance for doubtful accounts and sales returns of $845 at June 30, 2006 and $858 at March 31, 2006	6,303	5,869
Inventories	13,852	12,545
Prepaid expenses and other current assets	1,004	1,050
Total current assets	69,914	77,515
Property, plant and equipment, net	6,967	7,816
Non-current portion of inventories	3,691	3,113
Intangible asset, net and other long-term assets	1,206	1,273
Total	$81,778	$89,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,295	$8,144
Accrued salaries and wages	1,130	1,623
Accrued warranty reserve	6,936	6,998
Deferred revenue	561	632
Current portion of notes payable	19	19
Total current liabilities	16,941	17,416
Long-term portion of notes payable	42	47
Other long-term liabilities	607	626
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 104,229,674 shares issued and 103,678,466 shares outstanding at June 30, 2006; 103,521,829 shares issued and 102,970,621 shares outstanding at March 31, 2006	104	104
Additional paid-in capital	574,471	572,787
Accumulated deficit	(509,874)	(500,542)
Deferred stock compensation	—	(208)
Treasury stock, at cost; 551,208 shares	(513)	(513)
Total stockholders’ equity	64,188	71,628
Total	$81,778	$89,717

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three
	Months Ended
	June 30,
	2006	2005
Revenue	$6,566	$3,807
Cost of goods sold (includes stock-based compensation of $28 and $0, for 2006 and 2005, respectively)	7,802	7,224
Gross Loss	(1,236)	(3,417)
Operating expenses:
Research and development (includes stock-based compensation of $56 and $0, for 2006 and 2005, respectively)	2,806	2,105
Selling, general and administrative (includes stock-based compensation of $674 and $76, for 2006 and 2005, respectively)	5,915	5,737
Total operating expenses	8,721	7,842
Loss from operations	(9,957)	(11,259)
Interest income	627	396
Loss before income taxes	(9,330)	(10,863)
Provision for income taxes	2	2
Net loss	$(9,332)	$(10,865)
Net loss per share of common stock — Basic and Diluted	$(0.09)	$(0.13)
Weighted average shares used to calculate Basic and Diluted net loss per share	103,323	84,575

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(9,332)	$(10,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	971	1,112
Provision (benefit) for allowance for doubtful accounts and sales returns	(12)	33
Inventories write-down	643	542
Provision for warranty expenses	593	566
Loss on disposal of equipment	217	—
Non-cash stock compensation	758	129
Changes in operating assets and liabilities:
Accounts receivable	(422)	(512)
Inventories	(2,528)	(1,641)
Prepaid expenses and other assets	46	(393)
Accounts payable and accrued expenses	136	(296)
Accrued salaries and wages and long-term liabilities	(512)	73
Accrued warranty reserve	(655)	(575)
Deferred revenue	(71)	349
Net cash used in operating activities	(10,168)	(11,478)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(259)	(151)
Proceeds from disposal of equipment	2	—
Net cash used in investing activities	(257)	(151)
Cash Flows from Financing Activities:
Repayment of notes payable and capital lease obligations	(5)	(4)
Exercise of stock options and employee stock purchases	1,134	48
Net cash provided by financing activities	1,129	44
Net Decrease in Cash and Cash Equivalents	(9,296)	(11,585)
Cash and Cash Equivalents, Beginning of Period	58,051	63,593
Cash and Cash Equivalents, End of Period	$48,755	$52,008
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1	$2
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the three months ended June 30, 2006 and 2005, the Company purchased on account $123 and $64 of fixed assets, respectively

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2006 was derived from audited financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2006. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2006. This quarterly report on Form 10-Q refers to the Company’s fiscal years ending March 31st as its “Fiscal” year.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

Certain reclassifications have been made to some prior years balances to conform to the current year’s presentation.

Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock options issued to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the three-month period ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three-month period ended June 30, 2006 was $758,000. If not for the adoption of SFAS 123(R) in the first quarter of Fiscal 2007, stock-based compensation expense under existing guidance would have been approximately $143,000 for the three-month period ended June 30, 2006.

As noted above, prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The Company also accounted for equity instruments issued to non-employees using the fair value at the date of grant as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” The following table illustrates the effect on stock-based compensation expense and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its employee stock option grants, employee stock purchases, restricted stock and stock awards during the three-month period ended June 30, 2005 (in thousands, except per share data):

Three-month Period Ended June 30, 2005

Net loss, as reported	$(10,865)
Add: Stock-based employee and director compensation included in reported net loss	76
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(905)
Pro forma net loss	$(11,694)

Net loss per share — Basic and Diluted:
As reported	$(0.13)
Pro forma	$(0.14)

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We are currently in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.

Prior to the adoption of SFAS 123(R), the Company would have presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, the Company has not has not recorded tax benefits associated with the exercise of stock options based on the losses incurred to date.  SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.

3.  Customer Concentrations and Accounts Receivable

Individually, two customers accounted for 31% and 16% of revenue, respectively, for the three months ended June 30, 2006, totaling approximately 47% of revenue. For the three months ended June 30, 2005, one customer, United Technologies Corporation (“UTC”), accounted for approximately 45% of revenue (see Note 10). While the Company has individual customers who, in any given period, may represent a significant portion of the Company’s business, overall, the Company is not dependent on any single customer or particular group of customers.

Accounts receivable included $0.6 million and $1.6 million for unpaid billings to the U.S. government under cost-sharing programs at June 30 and March 31, 2006, respectively. Individually, three additional customers accounted for 25%, 23% and 15% of net accounts receivable, respectively, as of June 30, 2006, totaling approximately 63% of net accounts receivable and one additional customer accounted for 27% of net accounts receivable as of March 31, 2006.

4.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	June 30, 2006	March 31, 2006
	(In thousands)
Raw materials	$13,354	$13,237
Work in process	575	705
Finished goods	3,614	1,716
Total	17,543	15,658
Less non-current portion	3,691	3,113
Current portion	$13,852	$12,545

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2006	March 31, 2006
	(In thousands)
Machinery, equipment and furniture	$17,998	$18,493
Leasehold improvements	8,709	8,656
Molds and tooling	3,557	3,538
	30,264	30,687
Less, accumulated depreciation and amortization	(23,297)	(22,871)
Total property, plant and equipment, net	$6,967	$7,816

6.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $1.1 million and $1.2 million as of June 30 and March 31, 2006, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $67,000 of amortization expense for each of the three-month periods ended June 30, 2006 and 2005. The manufacturing license is scheduled to be fully amortized by Fiscal 2011 with corresponding amortization estimated to be $200,000 for the remainder of Fiscal 2007, $267,000 for each of the fiscal years 2008, 2009 and 2010, and $92,000 for Fiscal 2011.

In 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier. Under the terms of the agreements, the Company acquired fixed assets and manufacturing technology, which provide the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The agreements also require the Company to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $86,000 and $30,000 were earned by the supplier under the terms of the agreements for the three-month periods ended June 30, 2006 and 2005, respectively. Earned royalties of $9,600 were unpaid as of June 30, 2006.

7.  Stock-Based Compensation

1993 Incentive Stock Plan and 2000 Stock Incentive Plan

In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan (“1993 Plan”).  A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan.  In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”) as a successor plan to the 1993 Plan. A total of 3,300,000 shares of common stock were initially reserved for issuance under the 2000 Plan.  The 2000 Plan was amended in May 2002 to add 400,000 shares of common stock to the total available for issuance, amended in January 2004 to update certain administrative provisions, amended in September 2004 to add 2,380,000 shares of common stock to the total available for issuance under awards, and amended again on January 31, 2005 and March 17, 2005 so that the provisions for change in control are coordinated with the Company’s change in control agreements and programs. The 2000 Plan provides for awards of up to 6,080,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued upon exercise of incentive stock options is 13,880,000 shares. The 2000 Plan is administered by the Compensation Committee as designated by the Board of Directors. The Compensation Committee’s authority includes determining the number of options granted and vesting provisions. As of June 30, 2006, 2,125,741 shares were available for future grant.

As of June 30, 2006, the Company had outstanding 5,068,233 non-qualified common stock options outside of the 2000 Plan at exercise prices equal to the fair market value of its common stock on the grant date, as inducement grants to new executive officers and employees of the Company.  Included in the 5,068,233 options were 2,000,000 options to the Company’s then President and Chief Executive Officer, 1,000,000 options to the Company’s Executive Vice President and Chief Financial Officer, 800,000 options to the Company’s then Senior Vice President of Sales and Service, 273,233 options to the Company’s then Senior Vice President of Operations, 500,000 options to the Company’s Vice President of Operations and an aggregate of 495,000 options to three employees. Although the options were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.  All outstanding options have a contractual term of ten years.

Valuation and Expense Information under SFAS 123(R)

In the three-month period ended June 30, 2006 and 2005, the Company recognized stock-based compensation expense of $0.7 million and $76,000, respectively. The Company has not capitalized as an asset any stock-based compensation costs.

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended June 30,
	2006	2005
Risk-free interest rates	5.0%	3.9%
Expected lives (in years)	6.1	5.3
Dividend yield	0%	0%
Expected volatility	103.5%	104.3%

The Company’s computation of expected volatility for the three-month periods ended June 30, 2006 and 2005 was based on historical volatility. The Company estimated the expected life of each stock option granted in the three-month period ended June 30, 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Included in the calculation is the Company’s forfeiture rate. SFAS 123(R) requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three months ended June 30, 2006, has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical option forfeiture behavior.

A summary of employee and non-employee stock option activity for the three months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2006	10,363,518	$2.58

Granted	921,600	2.56
Exercised	(682,767)	1.61
Forfeited, cancelled or expired	(1,018,148)	3.05

Options outstanding at June 30, 2006	9,584,203	$2.60	8.00	$4,663,477

Options exercisable at June 30, 2006	4,038,053	$2.98	6.79	$2,885,845

Options fully vested at June 30, 2006 and those expected to vest beyond June 30, 2006	8,393,620	$2.61	0.63	$4,403,630

The weighted average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $2.56 and $1.24 per share, respectively. The total intrinsic value of options exercised by the Company from option exercises during the three months ended June 30, 2006 and 2005, was approximately $1.1 million and $248, respectively. As of June 30, 2006, there was approximately $7.5 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.41 years.

Effective July 31, 2006, 500,000 of the unvested stock options outstanding as of June 30, 2006, were forfeited in accordance with the consulting agreement between the Company and its former Chief Executive Officer.

A summary of restricted stock activity for the three months ended June 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at March 31, 2006	177,083	$1.23

Granted	9,574	3.05
Vested	(39,324)	1.60
Forfeited	—
Nonvested restricted stock outstanding at June 30, 2006	147,333	$1.25

The restricted stock awards vest in equal installments over a period of four years. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $38,000 associated with its restricted stock awards in the three months ended June 30, 2006. As of June 30, 2006, there was approximately $0.2 million of unrecognized compensation cost related to restricted stock awards that would be recognized as expense over a weighted average period of 0.57 years.

Effective July 31, 2006, 125,000 unvested shares of restricted stock were repurchased for $125 by the Company in accordance with the consulting agreement between the Company and its former Chief Executive Officer.

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

Changes in accrued warranty reserve during the three months ended June 30, 2006 are as follows:

(In thousands)
Balance, March 31, 2006	$6,998
Warranty provision relating to products shipped during the period	173
Deduction for warranty payments	(655)
Changes for accruals related to preexisting warranties or reliability repairs programs	420
Balance, June 30, 2006	$6,936

9.  Commitments and Contingencies

As of June 30, 2006, the Company had firm commitments to purchase inventories of approximately $9.7 million.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The material lease agreements provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-term Liabilities in the accompanying condensed consolidated balance sheets. Deferred rent amounted to $0.6 million as of both June 30, 2006 and March 31, 2006.

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

10.  Related Party Transactions

In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC power division. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer agreement (the “OEM Agreement”) between the Company and UTC Power LLC (“UTCP”). The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $77,000 and $1.5 million for the three months ended June 30, 2006 and 2005, respectively. Related accounts receivable were $96,000 and $0.3 million at June 30, 2006 and March 31, 2006, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the awards that the Company received from the Department of Energy (the “DOE”). UTRC is the research and development branch of UTC. UTRC billed the Company $0 and

$18,000 under this subcontract for the three months ended June 30, 2006 and 2005, respectively, and the Company had no unpaid balances with UTRC at June 30, 2006 and March 31, 2006.

On September 11, 2005, the Company gave notice to UTCP, pursuant to the OEM Agreement, of certain breaches of the OEM agreement by UTCP, including failure to meet sales targets for the year. With respect to most of the breaches, UTCP had 90 calendar days following its receipt of the notice in which to cure the breaches. The Company could elect to terminate the OEM Agreement if UTCP fails to cure the breaches. While management believes that UTCP has not yet cured some key breaches of the agreement, the Company has not terminated the agreement. Additionally, as the Company continues to work with UTCP under the existing OEM Agreement, it has encouraged UTCP to resolve the underlying causes of the breaches. If this relationship is terminated, the Company will honor sales orders committed to prior to the date of termination in accordance with the OEM Agreement.

11.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable and subject to repurchase if the purchaser’s status as an employee or consultant terminates are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make them antidilutive. As of June 30, 2006 and 2005, the number of antidilutive stock options excluded from diluted net loss per common share computations was approximately 9,584,000 and 9,026,000 shares, respectively. As of June 30, 2006, 146,000 shares of restricted common stock were contingently returnable, of which 125,000 shares were repurchased by the Company in accordance with the consulting agreement between the Company and its former Chief Executive Officer effective July 31, 2006.

12.  Recent Accounting Pronouncements

New Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating any impact that the adoption of this Interpretation may have on the Company’s consolidated financial position or results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without changing the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles in most circumstances. The Company adopted SFAS No. 154 prospectively effective April 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 now requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company adopted SFAS No. 151 effective April 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position or results of operations.

13.  Subsequent Events

On July 18, 2006, Mr. John R. Tucker submitted his resignation as the Chief Executive Officer, President and a director of the Company, effective July 31, 2006.  Mr. Tucker will not stand for reelection as a director at the Company’s 2006 Annual Meeting of Stockholders.  As of August 1, 2006, Mr. Tucker will serve the Company in a consulting capacity until July 31, 2007.  Effective August 1, 2006, Mark Gilbreth, the Company’s Executive Vice President and Chief Operating Officer, will serve as Interim President and Chief Executive Officer until the Board of Directors acts to name a permanent replacement.

     By action of its Board of Directors on July 24, 2006, the Board of Directors of the Company was decreased from nine to eight directors, effective August 1, 2006, and from eight to six directors, effective as of the election of directors at the 2006 Annual Meeting of Stockholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under Risk Factors in Item 1A of Part II of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2006 and continue to include the following areas:

•                  Impairment of long-lived assets, including intangible assets;

•                  Inventory write-downs and classification of inventories;

•                  Estimates of warranty obligations;

•                  Sales returns and allowances;

•                  Allowance for doubtful accounts;

•                  Deferred tax assets; and

•                  Loss contingencies.

In addition to the policies noted above, we have assessed stock-based compensation as a critical accounting policy. Our adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of Fiscal 2007 requires that we recognize stock-based compensation expense associated with stock options in the statement of operations, rather than disclose it in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

•                  Expected volatility — The estimated stock price volatility was derived based upon the Company’s actual historic stock prices over the expected option life, which represents the Company’s best estimate of expected volatility.

•                  Expected option life — The Company’s estimate of an expected option life was calculated in accordance with the SAB 107 simplified method for calculating the expected term assumption.

•                  Risk-free interest rate — We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We reviewed historical forfeiture data and determined the appropriate forfeiture rate based on that data. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

New Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We are evaluating any impact that the adoption of this Interpretation may have on our consolidated financial position or results of operations.

 In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without changing the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles in most circumstances. We adopted SFAS No. 154 prospectively effective April 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 now requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. We adopted SFAS No. 151 effective April 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position or results of operations.

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site. There are several technologies which are used to provide “on-site power generation”, also called “distributed generation,” such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide cleaner, on-site power with longer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and in some instances, cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air. Our microturbines are sold primarily through our distributors and dealers. We, along with our Authorized Service Companies (“ASCs”), provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability to sell into appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. Our 30- kilowatt (“Model C30”) and 60 and 65 kilowatt (“C60 Series”) products are designed to produce electricity for commercial and small industrial users. A Model C30 product can produce enough electricity to power a small convenience store. The C60 Series products can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change oil or other lubrications, as do the most common competing products. The Model C30 product can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene and diesel. The C60 Series products can be fueled by natural gas or renewable fuels such as landfill or digester gas. The C60 Series products are available with an integrated heat exchanger, making it efficient to install in applications where hot water is used. Our products produce exceptionally clean power. In terms of nitrogen oxides (“NOx”) emissions, our microturbines have been shown to consistently produce less NOx than conventional reciprocating engines including those designed for natural gas.

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

We began commercial sales of our Model C30 products in 1998. In 2000, we shipped the first commercial unit of our Model C60 microturbine. At the end of Fiscal 2006, we revisited our strategic plan. With the first two years of the initial plan behind us, we reassessed our view of Fiscal 2007 and 2008, and added on our expectations for Fiscal 2009. While some aspects of the initial plan were modified, the overall direction, targets and key initiatives remained intact. An overview of our strategic plan progress and its current status follows:

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

During the first quarter of Fiscal 2007, we booked $3.6 million of orders and shipped $5.3 million of products, resulting in $5.4 million in backlog as of June 30, 2006. Our actual product shipments during the first quarter of Fiscal 2007 were: 45% for use in CHP applications, 2% for use in CCHP applications and 48% for use in resource recovery applications. Other markets (including secure power) were 5%.

2)                Sales and Distribution Channel—Previously, we identified the need to refine our channels of distribution. While some distributors, dealers and representatives had business capabilities to support our growth plans in our targeted markets, others did not. Additionally, we identified the need to add new distributors, dealers and representatives who were experienced in our target markets. We made significant progress in tailoring our distribution channels in the past two years. In the

Americas, we currently have six distributors and four dealers. Internationally, we added distribution centers in a number of countries where we were previously under-represented. We continue to refine the distribution channels to address our specific targeted markets.

3)                Geographic Focus—The Americas have been, and will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. During the year ended March 31, 2005, we opened a sales and service office in New York. We intend to use this presence to expand our penetration in the Northeastern market. We are investigating Boston as the next location for a direct Capstone presence in the Northeast. Based on our belief that Europe will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005. Since establishing that office, we experienced an improvement of $4.0 million, or 94%, in our sales in Europe during Fiscal 2006. Additionally, we have continued to see strength in the European market in the first quarter of Fiscal 2007. Accordingly, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Throughout Asia we are focusing resources on increased distribution channels to the market with the expectation that China will become one of our leading markets in the years ahead. Additionally, we have established an office in Mexico.

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

6)                New Product Development—Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and C60 Series, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. In December 2005 we announced the introduction of the Capstone C65 to our C60 Series, with an installed output of 65 kilowatts. The C65 complements our C60 Series. In addition, our C200 product beta testing was successfully implemented during Fiscal 2005. Testing continues, and we are in the process of implementing a market survey to establish launch customers for this new product.

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

We believe that execution in each of these key areas of our strategic plan will be necessary to continue Capstone’s transition from an R&D focused company with a promising technology and early market leadership to achieving positive cash flow with growing market presence and improving financial performance. Primarily because of the delay in the final approval of the New York City Department of Buildings’ MEA application, we adjusted the timing of attaining our goal of positive cash flow to the end of the second quarter of the fiscal year ending March 31, 2008. The approval of the initial MEA application and codification resulted in our Capstone-branded MicroTurbine products being added to the MEA Index, which is the New York City Department of Buildings’ list of accepted products. As a result, this should significantly simplify the permit filing process for our customers.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenue.  Revenue for the first quarter of Fiscal 2007 increased $2.8 million, or 72%, to $6.6 million from $3.8 million for the same period last year. Revenue from product shipments increased $2.6 million, or 95%, to $5.3 million during the current period from $2.7 million for the same period last year. Shipments during the first quarter of Fiscal 2007 were 5.4 megawatts compared with 3.4 megawatts for the same period last year. The overall revenue increase also reflects an average unit price increase of approximately 16%, as well as a product mix change towards higher priced units. Revenue from accessories, parts and service for the first quarter of Fiscal 2007 increased $0.2 million to $1.3 million from $1.1 million for the same period last year.

Individually, two customers accounted for 31% and 16% of revenue, respectively, for the first quarter of Fiscal 2007, totaling approximately 47% of revenue. For the same period last year, individually, one customer, UTC accounted for approximately 45% of revenue.

Gross loss.  Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $1.2 million, or 19% of revenue, for the first quarter of Fiscal 2007 compared to $3.4 million, or 90% of revenue, for the same period last year. The improvement in the gross loss percentage reflects the operating leverage of increased revenue over fixed manufacturing costs and a higher absorption of overhead costs into ending inventory of approximately $0.9 million. Warranty expense for unit shipments decreased approximately $0.4 million as a result of improvements that have been made through engineering design changes and product robustness. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates of several reliability enhancement programs. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available.

We expect to continue to incur gross losses until we are able to increase our margins through higher sales volumes, lower warranty and direct materials costs, and reduced manufacturing costs through efforts such as outsourcing non-core functions, including design, assembly, test and installation support.

Research and Development (“R&D”) Expenses.  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2007 increased $0.7 million, or 33%, to $2.8 million from $2.1 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE funding. There were approximately $0.4 million of such benefits this quarter, compared with $0.9 million for the same period last year. These benefits were offset by an increase of $0.3 million in R&D expense. This increase in R&D expense is primarily the result of increased spending for development hardware for various engineering projects of $0.1 million and consulting services of $0.1 million. Additionally, there were $56,000 of non-cash stock compensation charges included in R&D expense for the quarter ended June 30, 2006, with no such charges for the same period in the prior year.  The Fiscal 2007 non-cash stock compensation charge resulted from the Company’s adoption of SFAS 123(R) during the quarter.  Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2007 to be somewhat lower than in Fiscal 2006. This change is expected to occur as a result of lower spending being offset by increased cost-sharing programs.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the first quarter of Fiscal 2007 increased $0.2 million, or 3%, to $5.9 million from $5.7 million for the same period last year. Included in SG&A expenses in the quarter ended June 30, 2006 was $0.7 million of non-cash stock compensation, compared to $76,000 for the same period last year.  This increase is a result of the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007.  Net of the non-cash stock compensation charges, SG&A expenses decreased approximately $0.5 million compared to the same period last year.  This net decrease of $0.5 million reflects a decrease of approximately $0.9 million related to reduced professional services including legal, accounting, insurance and consulting, offset by an increase of approximately $0.3 million in labor related costs, including salaries, recruitment and relocation expenses to support our continuous process improvement throughout the organization, as well as an increase of approximately $0.1 million related to marketing, supplies and facility maintenance costs. We expect SG&A costs, with the exception of non-cash stock compensation charges, for the entire Fiscal 2007 year to be lower than the prior year.

Interest Income.  Interest income for the first quarter of Fiscal 2007 increased $0.2 million, or 58%, to $0.6 million from $0.4 million for the same period last year. The increase during the current period was attributable to increased investment yields over the same period last year.

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

Operating Activities.  During the three months ended June 30, 2006 we used $10.2 million in cash in our operating activities, which consisted of a net loss for the period of approximately $9.3 million, offset by non-cash adjustments (primarily depreciation, warranty, stock compensation and inventory charges) of $3.3 million and cash used for working capital of approximately $4.2 million. This compared to operating cash usage of $11.4 million during the three months ended June 30, 2005, which consisted of a net loss for the period of approximately $10.9 million, offset by non-cash adjustments (primarily depreciation and warranty charges) of $2.4 million and cash used for working capital of approximately $2.9 million. The working capital change between periods of approximately $1.3 million is largely attributable to the increase in accounts receivable resulting primarily from higher sales occurring at the end of the period and the increase in inventories to support expected sales in future periods.

Investing Activities.  Net cash used in investing activities for acquisition of fixed assets was $0.3 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in previous periods.

Financing Activities.  During the three months ended June 30, 2006, we generated $1.1 million from financing activities as compared with the prior year period, in which we generated $44,000. The funds generated from financing activities in the three months ended June 30, 2006 were primarily the result of the exercise of stock options. Repayments of capital lease obligations used $5,000 during the three months ended June 30, 2006 as compared with $4,000 for the same period a year ago.

We anticipate that, as a result of our efforts to generate sales and margins while controlling costs, we will lower our cash usage in future periods. Our operating plan for Fiscal 2007 calls for less cash for operating and investing activities than in Fiscal 2006.

Except for scheduled payments made on operating and capital leases during the first three months of Fiscal 2007, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2006.

We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our working capital and capital expenditure needs for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•                  the market acceptance of our products and services;

•                  our business, product and capital expenditure plans;

•                  capital improvements to new and existing facilities;

•                  our competitors’ response to our products and services; and

•                  our relationships with customers, distributors, dealers and project resellers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended March 31, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006, other than the following update to a previously disclosed risk factor:

Our success depends in significant part upon the continuing service of management and key employees.

Our success depends in significant part upon the continuing service of our executive officers, senior management and sales and technical personnel. The failure of our personnel to execute our strategy, or our failure to retain management and personnel could have a material adverse effect on our business. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. There can be no assurance that we can do so. On July 18, 2006, Mr. John R. Tucker submitted his resignation as the Chief Executive Officer, President and a director of the Company, effective July 31, 2006.  Mr. Mark Gilbreth, the Company’s Executive Vice President and Chief Operating Officer, will serve as Interim President and Chief Executive Officer until the Board of Directors acts to name a permanent replacement. There can be no assurance that the Board of Directors will be able to retain a permanent replacement to the former Chief Executive Officer or that the transition will not have an adverse effect on the Company and its business.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibit:

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1(3)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation
3.2(4)	Amended and Restated Bylaws of Capstone Turbine Corporation
4.1(2)	Specimen stock certificate
31.1(1)	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO

(1)                                                  Filed herewith.

(2)                                                  Incorporated by reference to Capstone Turbine Corporation’s registration statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(3)                                                  Incorporated by reference to Capstone Turbine Corporation’s registration statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(4)                                                  Incorporated by reference to Capstone Turbine Corporation’s quarterly report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
	By:	/s/ WALTER J. McBRIDE
Walter J. McBride
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2006