Form 10-Q
period 2006-09-30
CAPSTONE TURBINE CORP
filed 2006-11-09
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of outstanding shares of the registrant’s common stock as of October 31, 2006 was 103,939,563.

CAPSTONE TURBINE CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$39,329	$58,051
Accounts receivable, net of allowance for doubtful accounts and sales returns of $805 at September 30, 2006 and $858 at March 31, 2006	2,532	5,869
Inventories	18,968	12,545
Prepaid expenses and other current assets	1,695	1,050
Total current assets	62,524	77,515
Property, plant and equipment, net	6,762	7,816
Non-current portion of inventories	2,569	3,113
Intangible asset, net and other long-term assets	1,139	1,273
Total	$72,994	$89,717

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,445	$8,144
Accrued salaries and wages	1,376	1,623
Accrued warranty reserve	6,876	6,998
Deferred revenue	688	632
Current portion of notes payable	19	19
Total current liabilities	17,404	17,416
Long-term portion of notes payable	37	47
Other long-term liabilities	592	626
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 104,765,257 shares issued and 104,214,049 shares outstanding at September 30, 2006; 103,521,829 shares issued and 102,970,621 shares outstanding at March 31, 2006	104	104
Additional paid-in capital	575,663	572,787
Accumulated deficit	(520,293)	(500,542)
Deferred stock compensation	—	(208)
Treasury stock, at cost; 551,208 shares	(513)	(513)
Total stockholders’ equity	54,961	71,628
Total	$72,994	$89,717

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$2,946	$5,705	$9,512	$9,512
Cost of goods sold (includes stock-based compensation of $23, $0, $51 and $0, for the periods presented, respectively)	5,282	6,768	13,084	13,992
Gross loss	(2,336)	(1,063)	(3,572)	(4,480)
Operating expenses:
Research and development (includes stock-based compensation of $56, $0, $112 and $0, for the periods presented, respectively)	2,592	2,728	5,398	4,833
Selling, general and administrative (includes stock-based compensation of $591, $449, $1,266 and $577, for the periods presented, respectively)	6,061	6,788	11,976	12,525
Total operating expenses	8,653	9,516	17,374	17,358
Loss from operations	(10,989)	(10,579)	(20,946)	(21,838)
Interest income	571	377	1,198	773
Interest expense	(1)	(19)	(2)	(21)
Other income	—	22	1	24
Loss before income taxes	(10,419)	(10,199)	(19,749)	(21,062)
Provision for income taxes	—	—	2	2
Net loss	$(10,419)	$(10,199)	$(19,751)	$(21,064)
Net loss per share of common stock — Basic and Diluted	$(0.10)	$(0.12)	$(0.19)	$(0.25)
Weighted average shares used to calculate Basic and Diluted net loss per share	103,901	84,955	103,612	84,673

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(19,751)	$(21,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,665	2,184
Provision (benefit) for allowance for doubtful accounts and sales returns	(53)	166
Inventory write-downs	989	716
Provision for warranty expenses	1,354	645
Loss on disposal of equipment	203	—
Stock-based compensation	1,429	577
Changes in operating assets and liabilities:
Accounts receivable	3,390	1,455
Inventories	(6,868)	(4,029)
Prepaid expenses and other assets	(645)	(697)
Accounts payable and accrued expenses	212	1,846
Accrued salaries and wages and long-term liabilities	(281)	(217)
Accrued warranty reserve	(1,476)	(1,327)
Deferred revenue	56	(118)
Net cash used in operating activities	(19,776)	(19,863)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(607)	(548)
Proceeds from disposal of equipment	16	1
Net cash used in investing activities	(591)	(547)
Cash Flows from Financing Activities:
Repayment of notes payable and capital lease obligations	(10)	(8)
Exercise of stock options and employee stock purchases	1,655	876
Net cash provided by financing activities	1,645	868
Net Decrease in Cash and Cash Equivalents	(18,722)	(19,542)
Cash and Cash Equivalents, Beginning of Period	58,051	63,593
Cash and Cash Equivalents, End of Period	$39,329	$44,051
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2	$21
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the six months ended September 30, 2006 and 2005, the Company purchased on account $196 and $53 of fixed assets, respectively.

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

Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock options issued to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the three months and six months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three months and six months ended September 30, 2006 was $0.7 million and $1.4 million, respectively. If not for the adoption of SFAS 123(R) in the first quarter of Fiscal 2007, stock-based compensation expense under existing guidance would have been approximately $72,000 and $0.2 million for the three months and six months ended September 30, 2006.

As noted above, prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The Company also accounted for equity instruments issued to non-employees using the fair value at the date of grant as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” The following table illustrates the effect on stock-based compensation expense and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its employee and director stock option grants, stock purchases, restricted stock and stock awards during the three months and six months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005

Net loss, as reported	$(10,199)	$(21,064)
Add: Stock-based employee and director compensation included in reported net loss	76	152
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(679)	(1,584)
Pro forma net loss	$(10,802)	$(22,496)

Net loss per share — Basic and Diluted:
As reported	$(0.12)	$(0.25)
Pro forma	$(0.13)	$(0.27)

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

Prior to the adoption of SFAS 123(R), the Company would have presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, the Company has not recorded tax benefits associated with the exercise of stock options based on the losses incurred to date.  SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.

3.  Customer Concentrations and Accounts Receivable

Individually, two customers accounted for 11% and 10% of revenue, respectively, for the three months ended September 30, 2006, totaling approximately 21% of revenue. For the three months ended September 30, 2005, four customers each accounted for 16%, 14%, 13% and 10% of revenues, respectively. For the three months ended September 30, 2006 and 2005, United Technologies Corporation (“UTC”) accounted for approximately 11% and 6% of revenues, respectively (see Note 10).

Individually, two customers accounted for 22% and 11% of revenues, respectively, for the six months ended September 30, 2006, totaling approximately 33% of revenue. For the same period last year, individually, two customers each accounted for 21% and 10% of revenues, respectively. UTC accounted for approximately 4% and 21% of revenues for the six months ended September 30, 2006 and 2005, respectively.

Accounts receivable included $0.3 million and $1.6 million for unpaid billings to the U.S. government under cost-sharing programs at September 30 and March 31, 2006, respectively. Individually, three additional customers accounted for 27%, 13% and 10% of net accounts receivable, respectively, as of September 30, 2006, totaling approximately 50% of net accounts receivable and one customer accounted for 27% of net accounts receivable as of March 31, 2006.

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

4.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	September 30, 2006	March 31, 2006
	(In thousands)
Raw materials	$17,181	$13,237
Work in process	829	705
Finished goods	3,527	1,716
Total	21,537	15,658
Less non-current portion	2,569	3,113
Current portion	$18,968	$12,545

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2006	March 31, 2006
	(In thousands)
Machinery, equipment and furniture	$17,648	$18,493
Leasehold improvements	8,730	8,656
Molds and tooling	3,708	3,538
	30,086	30,687
Less, accumulated depreciation and amortization	(23,324)	(22,871)
Total property, plant and equipment, net	$6,762	$7,816

6.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $1.0 million and $1.2 million as of September 30 and March 31, 2006, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $67,000 and $0.1 million of amortization expense for each of the three months and six months ended September 30, 2006 and 2005, respectively. The manufacturing license is scheduled to be fully amortized by Fiscal 2011 with corresponding amortization estimated to be $0.1 million for the remainder of Fiscal 2007, $0.3 million for each of the fiscal years 2008, 2009 and 2010, and $92,000 for Fiscal 2011.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $3,000 and $15,000 were earned by the supplier for the three months ended September 30, 2006 and 2005, respectively. Royalties of $12,000 and $23,000 were earned by the supplier for the six months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, a total of $89,000 was earned under the terms of the agreement. Earned royalties of $2,900 were unpaid as of September 30, 2006.

7.  Stock-Based Compensation

1993 Incentive Stock Plan and 2000 Stock Incentive Plan

In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan (“1993 Plan”).  A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan.  In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”) as a successor plan to the 1993 Plan. A total of 3,300,000 shares of common stock were initially reserved for issuance under the 2000 Plan.  The 2000 Plan was amended in May 2002 to add 400,000 shares of common stock to the total available for issuance, amended in January 2004 to update certain administrative provisions, amended in September 2004 to add 2,380,000 shares of common stock to the total available for issuance under awards, and amended again on January 31, 2005 and March 17, 2005 so that the provisions for change in control are coordinated with the Company’s change in control agreements and programs. The 2000 Plan provides for awards of up to 6,080,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued upon exercise of incentive stock options is 13,880,000 shares. The 2000 Plan is administered by the Compensation Committee as designated by the Board of Directors. The Compensation Committee’s authority includes determining the number of options granted and vesting provisions. As of September 30, 2006, 2,518,521 shares were available for future grant.

As of September 30, 2006, the Company had outstanding 4,045,000 non-qualified common stock options issued outside of the 2000 Plan. These stock options were originally granted at exercise prices equal to the fair market value of its common stock on the grant date, as inducement grants to new executive officers and employees of the Company.  Included in the 4,045,000 options were 1,500,000 options to the Company’s then President and Chief Executive Officer, 1,000,000 options to the Company’s Executive Vice President and Chief Financial Officer, 800,000 options to the Company’s then Senior Vice President of Sales and Service, 500,000 options to the Company’s Vice President of Operations and an aggregate of 245,000 options to two employees. Although the options were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.  All outstanding options have a contractual term of ten years.

Valuation and Expense Information under SFAS 123(R)

In the three months ended September 30, 2006 and 2005, the Company recognized stock-based compensation expense of $0.7 million and $0.4 million, respectively. In the six months ended September 30, 2006 and 2005, the Company recognized stock-based compensation expense of $1.4 million and $0.6 million, respectively. The Company has not capitalized as an asset any stock-based compensation costs.

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rates	5.1%	4.0%	5.0%	4.0%

Expected lives (in years)	6.1	5.5	6.1	5.4

Dividend yield	—%	—%	—%	—%

Expected volatility	102.6%	104.3%	103.4%	104.3%

The Company’s computation of expected volatility for the three months and six months ended September 30, 2006 and 2005 was based on historical volatility. The Company estimated the expected life of each stock option granted in the three months and six months ended September 30, 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Included in the calculation is the Company’s forfeiture rate. SFAS 123(R) requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three months and six months ended September 30, 2006, has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical option forfeiture behavior.

A summary of employee and non-employee stock option activity for the six months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2006	10,372,018	$2.58

Granted	981,600	2.53
Exercised	(1,026,991)	1.58
Forfeited	(1,696,688)	1.79
Expired	(883,970)	7.44

Options outstanding at September 30, 2006	7,745,969	$2.32	7.95	$428,410

Options exercisable at September 30, 2006	3,687,903	$2.13	6.91	$416,077

Options fully vested at September 30, 2006 and those expected to vest beyond September 30, 2006	6,890,867	$2.29	7.82	$425,789

The weighted average per share grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $1.67 and $1.87, respectively. The weighted average per share grant date fair value of options granted during the six months ended September 30, 2006 and 2005 was $2.09 and $1.71, respectively. The total intrinsic value of options exercised by the Company from option exercises during the three months ended September 30, 2006 and 2005, was approximately $0.3 million and $1.1 million, respectively. The total intrinsic value of options exercised by the Company from option exercises during the six months ended September 30, 2006 and 2005, was approximately $1.4 million and $1.1 million, respectively. As of September 30, 2006, there was approximately $6.8 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.37 years.

Effective July 31, 2006, 500,000 stock options were forfeited in accordance with the consulting agreement between the Company and its former Chief Executive Officer. A summary of restricted stock activity for the six months ended September 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at March 31, 2006	177,083	$1.23

Granted	335,933	1.94
Vested	(68,140)	1.53
Forfeited	(135,000)	1.28

Nonvested restricted stock outstanding at September 30, 2006	309,876	$1.92

The restricted stock awards vest in equal installments over a period of two to four years. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $65,000 and $0.1 million associated with its restricted stock awards in the three and six months ended September 30, 2006, respectively, and approximately $37,000 and $74,000 associated with its restricted stock awards in the three and six months ended September 30, 2005, respectively. As of September 30, 2006, there was approximately $0.6 million of unrecognized compensation cost related to restricted stock awards that would be recognized as expense over a weighted average period of 1.59 years.

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

Changes in accrued warranty reserve during the six months ended September 30, 2006 are as follows:

(In thousands)
Balance, March 31, 2006	$6,998
Warranty provision relating to products shipped during the period	220
Deduction for performance on warranty claims	(1,476)
Changes for accruals related to preexisting warranties or reliability repairs programs	1,134
Balance, September 30, 2006	$6,876

9.  Commitments and Contingencies

As of September 30, 2006, the Company had firm commitments to purchase inventories of approximately $9.9 million.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The material lease agreements provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets. Deferred rent amounted to $0.6 million as of both September 30, 2006 and March 31, 2006.

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

 10.  Related Party Transactions

In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC power division. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer agreement (the “OEM Agreement”) between the Company and UTC Power LLC (“UTCP”). The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $0.3 million for each of the three-month periods ended September 30, 2006 and 2005, respectively. Sales for the six months ended September 30, 2006 and 2005 were $0.4 million and $2.0 million, respectively. Related accounts receivable were $0.3 million at both September 30, 2006 and March 31, 2006. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the awards that the Company received from the Department of Energy (the “DOE”). UTRC is the research and development branch of UTC. UTRC billed the Company $0 and $8,000 under this subcontract for the three months ended September 30, 2006 and 2005, respectively, and the Company had no unpaid balances with UTRC at September 30, 2006 or March 31, 2006. For the six months ended September 30, 2006 and 2005, there were approximately $0 and $26,000 in billings from UTRC, respectively.

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

11.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable and subject to repurchase if the purchaser’s status as an employee terminates are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make these instruments antidilutive. As of September 30, 2006 and 2005, the number of antidilutive stock options excluded from diluted net loss per common share computations was approximately 7,746,000 and 9,236,000 shares, respectively. As of September 30, 2006, 309,876 shares of restricted common stock were contingently returnable.

12.  Recent Accounting Pronouncements

New Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FSAB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating any impact that the adoption of this pronouncement may have on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating any impact that the adoption of this interpretation may have on the Company’s consolidated financial position or results of operations.

13.  Subsequent Events

On September 27, 2006, the Company entered into a lease agreement Addendum 1 (the “Lease Addendum”) in connection with the property located at 10101-C Avenue D, Brooklyn, New York 11236 (the “Facility”).  The Lease Addendum amends the lease agreement between Capstone and CapGen CHP, Inc. (“CapGen”), dated October 15, 2005 (the “Lease”). Under the terms of the Lease Addendum, the Company leased an additional 41,500 square feet of space to accommodate additional office, warehousing and manufacturing and light component assembly work.  Prior to the Lease Addendum, the existing leased square footage of the Facility was approximately 6,000 square feet and was used primarily for warehousing. The aggregate total leased space in the Facility is now approximately 47,500 square feet (the “Leased Premises”).  CapGen, a dealer of the Company, also currently performs consulting services under a five-year consulting agreement dated August 1, 2006.

The initial term of the Lease is five years and the Company has three one-year renewal options. The initial term of the Lease expires October 14, 2010.  The base monthly rate for the Facility was $8,375 per month. The monthly rent for the Facility as of October 1, 2006 is $45,850 through October 14, 2007. The rent will increase to $47,250 per month from October 15, 2007 through October 14, 2009 and increase again to $48,250 per month from October 15, 2009 through October 14, 2010.  The Lease requires the Company to pay certain telephone and utility costs and expenses associated with the Leased Premises. The Company will also be responsible for the costs of certain tenant improvements associated with the Leased Premises in amounts yet to be determined.

In addition to the Leased Premises, the Company also leases temporary office space outside of the Facility under a separate commercial lease (the “Temporary Lease”).  The terms of the Temporary Lease were also amended to reduce the monthly lease payment from $10,000 per month to $6,500 per month effective October 1, 2006.  The Temporary Lease expires upon the earlier to occur of March 31, 2007 or the completion of the construction of permanent office space in the Facility.

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

•                  Estimates of warranty obligations;

•                  Sales returns and allowances;

•                  Allowance for doubtful accounts;

•                  Deferred tax assets; and

•                  Loss contingencies.

In addition to the policies noted above, we have assessed stock-based compensation as a critical accounting policy. Our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of Fiscal 2007 requires that we recognize stock-based compensation expense associated with stock options in the statement of operations, rather than disclose it in a pro forma footnote to the condensed consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

•                  Expected volatility — The estimated stock price volatility was derived based upon the Company’s actual historic stock prices over the expected option life, which represents the Company’s best estimate of expected volatility.

•                  Expected option life — The Company’s estimate of an expected option life was calculated in accordance with the Staff Accounting Bulletin No. 107 simplified method for calculating the expected term assumption.

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

New Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating any impact that the adoption of this pronouncement may have on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We are evaluating any impact that the adoption of this interpretation may have on our consolidated financial position, results of operations or disclosures.

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

During the second quarter of Fiscal 2007, we booked $2.9 million of orders and shipped $1.5 million of products, resulting in $6.8 million in backlog as of September 30, 2006. Our actual product shipments during the second quarter of Fiscal 2007 were: 27% for use in CHP applications, 3% for use in CCHP applications and 55% for use in resource recovery applications. Other markets (including secure power) were 15%.

2)                                      Sales and Distribution Channel—Previously, we identified the need to refine our channels of distribution. While some distributors, dealers and representatives had business capabilities to support our growth plans in our targeted markets, others did not. Additionally, we identified the need to add new distributors, dealers and representatives who were experienced in our target markets. We made significant progress in tailoring our distribution channels in the past two years. In the Americas, we currently have nine distributors, five dealers and six project resellers. Internationally, outside of the Americas, we currently have twenty distributors, two dealers and no resellers. We continue to refine the distribution channels to address our specific targeted markets.

3)                                      Geographic Focus—The Americas have been, and will continue to be, our largest market. Within the United States, our focus will be on California and the Northeast. During the year ended March 31, 2005, we opened a sales and service office in New York. We intend to use this presence to expand our penetration in the Northeastern market. Based on our belief that the European countries and Russia will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005 and an office in Nottingham, England in Fiscal 2007. Since establishing the office in Italy, we experienced an improvement of $4.0 million, or 94%, in our sales to European countries and Russia during Fiscal 2006. Additionally, we have continued to see strength in these regions in Fiscal 2007. Accordingly, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Throughout Asia we are focusing resources on increased distribution channels to the market with the expectation that China will become a significant market in the years ahead. Additionally, we have established an office in Mexico.

4)                                      Service—During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In the second quarter of Fiscal 2007, we continued to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

5)                                      Product Robustness and Life Cycle Maintenance Costs—Customers expect high performance and competitive total cost of ownership. To address those needs, we must continually ensure a high level of performance. Performance is affected not only by the microturbine, but also by the proper application design and installation, and the quality of ongoing service. We established a team to enhance the robustness of both our Model C30 and C60 Series products. The objective of this team was to meet, and then exceed, an average of 8,000 hours mean-time-between-failures for our microturbines and the team met this goal early in Fiscal 2005. These product robustness enhancements are expected to continue to lower our per unit warranty costs and other support costs.

To further provide us with the ability to evaluate microturbine performance in the field, we developed a “real-time” remote monitoring and diagnostic feature. This feature will allow us to monitor installed units and rapidly collect operating data on a continual basis. We will use this information to anticipate and more quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement. This feature is important in allowing us to better serve our customers.

6)                                      New Product Development—Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and C60 Series, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005. Testing and engineering continue on strategic areas of the engine.

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

We believe that execution in each of these key areas of our strategic plan will be necessary to continue Capstone’s transition from an R&D focused company with a promising technology and early market leadership to achieving positive cash flow with growing market presence and improving financial performance. Though we have seen good progress in achieving many aspects of our strategic plan, we have adjusted the timing of attaining our goal of positive cash flow from the end of the second quarter of Fiscal 2008, or September 2007, to the end of the fourth quarter of Fiscal 2008, or March 2008, due to slower than expected sales growth.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue.  Revenue for the second quarter of Fiscal 2007 decreased $2.8 million, or 48%, to $2.9 million from $5.7 million for the same period last year. Revenue from complete microturbine product shipments decreased $3.0 million, or 67%, to $1.5 million during the current period from $4.5 million for the same period last year. Shipments of complete microturbine units were 1.4 megawatts during the second quarter of Fiscal 2007 compared with

5.1 megawatts for the same period last year. Revenue from accessories, parts and service for the second quarter of Fiscal 2007 increased $0.2 million to $1.5 million from $1.3 million for the same period last year. Included in the overall revenue decline was a $1.0 million decrease in revenue from the European and Russian markets.

Individually, two customers accounted for 11% and 10% of revenue, respectively, for the second quarter of Fiscal 2007, totaling approximately 21% of revenue. For the same period last year, individually, four customers each accounted for 16%, 14%, 13% and 10% of revenues, respectively. UTC accounted for approximately 11% and 6% of revenues for the three months ended September 30, 2006 and 2005, respectively.

Gross loss.  Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $2.3 million, or 79% of revenue, for the second quarter of Fiscal 2007 compared to $1.1 million, or 19% of revenue, for the same period last year. The increase in the gross loss and corresponding decline in the gross loss percentage reflects the effect of operating leverage from reduced revenue over fixed manufacturing costs of approximately $0.4 million and increased warranty charges, offset by increased unit sale prices and higher margin products and parts mix of $0.6 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates for several reliability enhancements programs. Warranty expense increased $1.2 million over the prior quarter. Warranty expense for unit shipments decreased approximately $0.3 million as a result of lower volumes and improvements that have been made through engineering design changes and product robustness.  This decrease was offset by an increase of approximately $1.5 million compared to the corresponding period in the prior year in reliability enhancement programs primarily due to benefits realized from program changes in the prior year. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available.

We expect to continue to incur gross losses until we are able to increase our margins through higher sales volumes, lower warranty and direct materials costs, and reduced manufacturing costs through efforts such as outsourcing non-core functions, including design, assembly, test and installation support.

Research and Development (“R&D”) Expenses.  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the second quarter of Fiscal 2007 decreased $0.1 million, or 5%, to $2.6 million from $2.7 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE funding. There were approximately $0.4 million of such benefits this quarter, compared with $0.3 million for the same period last year. The increase in benefits of $0.1 million contributed to the overall net decrease in R&D expenses of $0.1 million. Additionally, the decreased R&D spending for labor and consulting of $0.2  million was offset by higher spending on developmental hardware for various engineering projects of approximately $84,000 and an increase in facilities spending of $60,000. Included in the net decrease of labor and consulting expenses for the second quarter of Fiscal 2007 were $56,000 of non-cash stock compensation charges. There were no such charges for the same period in the prior year.  The non-cash stock compensation charge resulted from the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2007 to be somewhat lower than in Fiscal 2006. This change is expected to occur as a result of lower spending being offset by increased cost-sharing programs.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the second quarter of Fiscal 2007 decreased $0.7 million, or 11%, to $6.1 million from $6.8 million for the same period last year. Included in SG&A expenses in the quarter ended September 30, 2006 was $0.6 million of non-cash stock compensation, compared to $0.4 million for the same period last year.  This increase is a result of the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007. Net of the $0.6 million and $0.4 million non-cash stock compensation charges for the three months ended September 30, 2006 and 2005, respectively, SG&A expenses decreased approximately $0.7 million compared to the same period last year.  This net decrease of $0.7 million reflects a decrease of approximately $1.0 million related to reduced professional services including legal, accounting, insurance and consulting, a decrease of approximately $0.4 million in labor related costs, including salaries, recruitment and relocation expenses to support our continuous process improvement throughout the organization, a decrease of $0.2 million related to other administrative expenses, including dues and subscriptions, tax and license, bad debt and annual shareholder meeting expenses, offset by an increase of approximately $0.3 million related to marketing, supplies and facility maintenance costs. We expect SG&A costs, with the exception of non-cash stock compensation charges, for the entire Fiscal 2007 year to be lower than the prior year.

Interest Income.  Interest income for the second quarter of Fiscal 2007 increased $0.2 million, or 51%, to $0.6 million from $0.4 million for the same period last year. The increase during the current period was attributable to increased investment yields over the same period last year, offset by decreased aggregate cash balances during the recent quarter.

Six Months Ended September 30, 2006 and 2005

Revenue.  Revenue for the six months ended September 30, 2006 remained consistent with the same period of the prior year. Revenue from complete microturbine product shipments decreased $0.5 million, or 6.0%, to $6.7 million during the current period from $7.2 million for the same period last year. Shipments of complete microturbine units were 6.7 megawatts during the six-month period ended September 30, 2006 compared with 8.5 megawatts for the same period last year. Revenue from accessories, parts and service for the six months ended September 30, 2006 increased $0.5 million to $2.8 million from $2.3 million for the same period last year. Included in the overall revenue decline was a $1.5 million decrease in revenue from the European and Russian markets.

Individually, two customers accounted for 22% and 11% of revenues, respectively, for the six months ended September 30, 2006, totaling approximately 33% of revenue. For the same period last year, individually, two customers each accounted for 21% and 10% of revenues, respectively. UTC accounted for approximately 4% and 21% of revenues for the six months ended September 30, 2006 and 2005, respectively.

Gross loss.  Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses.  For the six months ended September 30, 2006, the gross loss was $3.6 million, or 38% of revenue, compared to $4.5 million, or 47% of revenue, for the same period last year.  The improvement in the gross loss percentage reflects the increase in sales of higher margin products. While sales were constant period over period, volumes were lower period over period, providing increased contribution margin to cover fixed manufacturing costs of approximately $1.6 million, in addition to higher absorption of overhead costs into ending inventory of approximately $0.4 million. Warranty expense increased $1.3 million over the same period a year ago. Warranty expense for unit shipments decreased approximately $0.7 million as a result of lower volumes and improvements that have been made through engineering design changes and product robustness.  This decrease was offset by an increase of approximately $2.0 million in reliability enhancement programs primarily due to benefits realized from program changes in the prior year. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available.

Research and Development (“R&D”) Expenses.  R&D expenses for the six months ended September 30, 2006 increased $0.6 million, or 12%, to $5.4 million from $4.8 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE funding. There were approximately $0.8 million of such benefits for the six months ended September 30, 2006, compared with $1.1 million for the same period last year. This decrease in benefits of $0.3 million contributed to the overall net increase in R&D expenses. Additionally, there was an increase of $0.3 million in R&D spending. This increase in R&D spending is primarily the result of increased development hardware costs for various engineering projects of $0.2 million and facilities expenses of $0.1 million, offset by a decrease in labor and consulting spending of $74,000. Included in the net decrease in labor and consulting spending for the six months ended September 30, 2006 were $0.1 million of non-cash stock compensation charges. There were no such charges for the same period in the prior year.  The non-cash stock compensation charge resulted from the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007.  Cost-sharing programs vary from period to period depending on the phases of the programs.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the six months ended September 30, 2006 decreased $0.5 million, or 4%, to $12.0 million from $12.5 million for the same period last year. Included in SG&A expenses for the six months ended September 30, 2006 was $1.3 million of non-cash stock compensation, compared to $0.6 million for the same period last year.  This increase is a result of the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007. Net of the $1.3 million and $0.6 million non-cash stock compensation charges for the six months ended September 30, 2006 and 2005, respectively, SG&A expenses decreased approximately $0.5 million compared to the same period last year.  This net decrease of $0.5 million reflects a decrease of approximately $1.9 million related to reduced professional services including legal, accounting, insurance and consulting, a decrease of $0.3 million related to other administrative expenses and a decrease of approximately $0.1 million in labor related costs, offset by an increase of approximately $0.5 million related to marketing, supplies and facility maintenance costs.

Interest Income.  Interest income for the six months ended September 30, 2006 increased $0.4 million, or 55%, to $1.2 million from $0.8 million for the same period last year. The increase during the current period was attributable to increased investment yields over the same period last year, offset by slightly decreased aggregate cash balances during the six months ended September 30, 2006.

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

Operating Activities.  During the six months ended September 30, 2006 we used $19.8 million in cash in our operating activities, which consisted of a net loss for the period of approximately $19.8 million and cash used for working capital of approximately $5.6 million, offset by non-cash adjustments (primarily depreciation, warranty, stock compensation and inventory charges) of $5.6 million. This compared to operating cash usage of $19.9 million during the six months ended September 30, 2005, which consisted of a net loss for the period of approximately $21.0 million and cash used for working capital of approximately $3.1 million, offset by non-cash adjustments of $4.3 million. The increase in working capital cash usage of approximately $2.5 million is largely attributable to an increase in inventories to support expected sales in future periods.

Investing Activities.  Net cash used in investing activities for acquisition of fixed assets was $0.6 million and $0.5 million for the six months ended September 30, 2006 and 2005, respectively. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in previous periods.

Financing Activities.  During the six months ended September 30, 2006, we generated $1.6 million from financing activities, an increase of $0.7 million, as compared with the prior year period, in which we generated $0.9 million. The funds generated from financing activities in the six months ended September 30, 2006 were primarily the result of the exercise of stock options. Repayments of capital lease obligations were $10,000 during the six months ended September 30, 2006 as compared with $8,000 for the same period a year ago.

We anticipate that, as a result of our efforts to generate sales and margins while controlling costs, we will lower our cash usage in future periods. Our operating plan for Fiscal 2007 calls for less cash for operating and investing activities than in Fiscal 2006.

Except for scheduled payments made on operating and capital leases during the first six months of Fiscal 2007, there has only been one material change in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2006. In September 2006, we entered into a lease agreement Addendum 1 (“Lease Addendum”) in connection with our facility located in Brooklyn, New York (the “Facility”). The Lease Addendum amends the lease agreement between Capstone and CapGen CHP, Inc. (“CapGen”) dated October 15, 2005 (the “Lease”). Under the terms of the Lease Addendum, we leased an additional 41,500 square feet of space to accommodate additional office, warehousing and manufacturing and light component assembly work. Prior to the Lease Addendum, the existing leased square footage of the Facility was approximately 6,000 square feet and was used primarily for warehousing. The aggregate total leased space in the Facility is now approximately 47,500 square feet (the “Leased Premises”).

The initial term of the Lease is five years and we have three one-year renewal options. The initial term of the Lease expires October 14, 2010.  The base monthly rate for the Facility was $8,375 per month. The monthly rent for the Facility as of October 1, 2006 is $45,850 through October 14, 2007. The rent will increase to $47,250 per month from October 15, 2007 through October 14, 2009 and increase again to $48,250 per month from October 15, 2009 through October 14, 2010.  The Lease requires that we pay certain telephone and utility costs and expenses associated with the Leased Premises. We will also be responsible for the costs of certain tenant improvements associated with the Leased Premises in amounts yet to be determined.

We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, based on our cash usage over the last twelve months, by the end of Fiscal 2007, historical cash burn rates would not support the same assertion. Therefore, it is possible, if not likely, that we may need or elect to raise additional funds to fund our activities beyond the next year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our working capital and capital expenditure needs for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve dramatically increased sales volumes which is dependent on many factors, including:

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the six months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006, other than the following updates to previously disclosed risk factors:

We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.

Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air and occupational health and safety. Regulatory agencies may impose special requirements for the implementation and operation of our products or that may significantly affect or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. For example, the California Air Resources Board (“CARB”) has recently determined that the CARB 2007 standards will be applicable to Microturbines as of January 1, 2007.  We may not be able to achieve compliance with these new standards by that date.  Until we are able to produce Microturbines in compliance with these standards, if we choose to do so, our customers in certain parts of California would have to receive air emission permits before installation of a Capstone Microturbine.  This may have the affect of slowing installations and adding incremental cost to the customer.  Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all.

The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may cause rule changes that may reduce or eliminate some of the advantages of such deregulation and restructuring. We cannot determine how the deregulation and the restructuring of the electric utility industry may ultimately affect the market for our microturbines. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines. Any reduction or termination of such programs could increase the cost to our potential customers, making our systems less desirable, and thereby adversely affect our revenue and potential profitability.

In addition, the State of California Self-Generation Incentive Program Level 3 (Non-Renewable / Non-Solar) is scheduled to expire in December 2007.  If the efforts to extend these credits are not successful, our customers would lose the benefit of these incentives, thus reducing the economic benefits for customers and depriving them of a significant incentive for purchases of Microturbines in California.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)            The annual meeting of stockholders of the Company was held on August 18, 2006.

(b)           Eliot Protsch, Richard Atkinson, John Jaggers, Noam Lotan, Gary Simon and Darrell Wilk stood for election, and all were elected as directors. John Tucker resigned as a director of the Company effective July 31, 2006 and did not stand for re-election.

(c)            The only matter voted upon at the meeting was the election of the directors. The votes cast with respect to such matter were as follows:

Election of Directors:	Votes Cast
Director	For	Withheld

Eliot Protsch	73,383,924	2,257,037
Richard Atkinson	74,790,643	850,318
John Jaggers	73,267,455	2,373,506
Noam Lotan	73,363,075	2,277,886
Gary Simon	73,365,833	2,275,128
Darrell Wilk	74,815,901	825,060

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1(3)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation
3.2(4)	Amended and Restated Bylaws of Capstone Turbine Corporation
4.1(2)	Specimen stock certificate
10.1(5)	Consulting Agreement between Capstone Turbine Corporation and John R. Tucker, dated July 24, 2006.
10.2(1)	Lease Agreement dated October 15, 2005 with Addendum, dated September 27, 2006, with CapGen CHP, Inc.
31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                                  Filed herewith.

(2)                                                  Incorporated by reference to Capstone Turbine Corporation’s registration statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(3)                                                  Incorporated by reference to Capstone Turbine Corporation’s registration statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(4)                                                  Incorporated by reference to Capstone Turbine Corporation’s quarterly report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(5)                                                  Incorporated by reference to Capstone Turbine Corporation’s current report on Form 8-K, dated July 24, 2006 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ Walter J. McBride
Walter J. McBride
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2006