Form 10-Q
period 2006-12-31
CAPSTONE TURBINE CORP
filed 2007-02-09
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

The number of outstanding shares of the registrant’s common stock as of January 31, 2007 was 144,751,391.

CAPSTONE TURBINE CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 31,	March 31,
	2006	2006
ASSETS

Current Assets:
Cash and cash equivalents	$25,498	$58,051
Accounts receivable, net of allowance for doubtful accounts and sales returns of $800 at December 31, 2006 and $858 at March 31, 2006	4,456	5,869
Inventories	20,188	12,545
Prepaid expenses and other current assets	1,232	1,050
Total current assets	51,374	77,515
Property, plant and equipment, net	6,736	7,816
Non-current portion of inventories	3,009	3,113
Intangible asset, net and other long-term assets	1,072	1,273
Total	$62,191	$89,717
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,976	$8,144
Accrued salaries and wages	1,041	1,623
Accrued warranty reserve	6,408	6,998
Deferred revenue	993	632
Current portion of notes payable	19	19
Total current liabilities	14,437	17,416
Long-term portion of notes payable	32	47
Other long-term liabilities	580	626
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—

Common stock, $.001 par value; 415,000,000 shares authorized; 105,302,599 shares issued and 104,751,391 shares outstanding at December 31, 2006; 103,521,829 shares issued and 102,970,621 shares outstanding at March 31, 2006	104	104
Additional paid-in capital	576,297	572,787
Accumulated deficit	(528,746)	(500,542)
Deferred stock compensation	—	(208)
Treasury stock, at cost; 551,208 shares	(513)	(513)
Total stockholders’ equity	47,142	71,628
Total	$62,191	$89,717

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue	$5,715	$7,040	$15,227	$16,552
Cost of goods sold (includes stock-based compensation of $29, $0, $80 and $0, for the periods presented, respectively)	6,191	9,793	19,275	23,785
Gross loss	(476)	(2,753)	(4,048)	(7,233)
Operating expenses:
Research and development (includes stock-based compensation of $63, $0, $175 and $0, for the periods presented, respectively)	2,021	3,093	7,419	7,926
Selling, general and administrative (includes stock-based compensation of $513, $176, $1,779 and $753, for the periods presented, respectively)	6,366	9,045	18,342	21,570
Total operating expenses	8,387	12,138	25,761	29,496
Loss from operations	(8,863)	(14,891)	(29,809)	(36,729)
Interest income	410	708	1,608	1,481
Interest expense	—	(1)	(2)	(22)
Other income	—	3	1	27
Loss before income taxes	(8,453)	(14,181)	(28,202)	(35,243)
Provision for income taxes	—	—	2	2
Net loss	$(8,453)	$(14,181)	$(28,204)	$(35,245)
Net loss per share of common stock — Basic and Diluted	$(0.08)	$(0.14)	$(0.27)	$(0.39)
Weighted average shares used to calculate Basic and Diluted net loss per share	103,968	102,341	103,731	90,624

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(28,204)	$(35,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,353	3,231
Provision for(Benefit from) allowance for doubtful accounts and sales returns	(58)	244
Inventory write-downs	1,186	1,526
Provision for warranty expenses	1,323	1,243
Loss(Gain) on disposal of equipment	171	(21)
Stock-based compensation	2,034	753
Changes in operating assets and liabilities:
Accounts receivable	1,471	(3,043)
Inventories	(8,725)	(3,904)
Prepaid expenses and other assets	(182)	53
Accounts payable and accrued expenses	(2,100)	976
Accrued salaries and wages and long-term liabilities	(629)	(645)
Accrued warranty reserve	(1,913)	(1,926)
Deferred revenue	361	(103)
Net cash used in operating activities	(32,912)	(36,861)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,360)	(966)
Proceeds from disposal of equipment	49	30
Net cash used in investing activities	(1,311)	(936)
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	39,089
Repayment of notes payable and capital lease obligations	(15)	(14)
Exercise of stock options and employee stock purchases	1,685	1,319
Net cash provided by financing activities	1,670	40,394
Net Increase(Decrease) in Cash and Cash Equivalents	(32,553)	2,597
Cash and Cash Equivalents, Beginning of Period	58,051	63,593
Cash and Cash Equivalents, End of Period	$25,498	$66,190
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2	$22
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the nine months ended December 31, 2006 and 2005, the Company purchased on account $39 and $88 of fixed assets, respectively.

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

Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock options issued to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three months and nine months ended December 31, 2006 was $0.6 million and $2.0 million, respectively. If not for the adoption of SFAS 123(R) in the first quarter of Fiscal 2007, stock-based compensation expense under existing guidance would have been approximately $65,000 and $0.3 million for the three months and nine months ended December 31, 2006. The impact of the adoption of SFAS 123(R) on basic and diluted net loss per common share was $(0.08) and $(0.25) for the three months and nine months ended December 31, 2006.

As noted above, prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The Company also accounted for equity instruments issued to non-employees using the fair value at the date of grant as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” The following table illustrates the effect on stock-based compensation expense and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its employee and director stock option grants, stock purchases, restricted stock and stock awards during the three months and nine months ended December 31, 2005 (in thousands, except per share data):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Net loss, as reported	$(14,181)	$(35,245)
Add: Stock-based employee and director compensation included in reported net loss	62	214
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(857)	(2,441)
Pro forma net loss	$(14,976)	$(37,472)

Net loss per share — Basic and Diluted:
As reported	$(0.14)	$(0.39)
Pro forma	$(0.15)	$(0.41)

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Risk-free interest rates	4.1%	4.0%
Expected lives (in years)	5.3 - 5.4	5.3 - 5.4
Dividend yield	—%	—%
Expected volatility	105.0 - 105.9%	103.9 – 106.2%
Weighted average volatility	105.2%	104.7%

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

3.  Customer Concentrations and Accounts Receivable

Individually, three customers accounted for 18%, 16% and 15% of revenue, respectively, for the three months ended December 31, 2006, totaling approximately 49% of revenue. For the three months ended December 31, 2005, three customers accounted for 26%, 17% and 12% of revenue, respectively. For the three months ended December 31, 2006 and 2005, United Technologies Corporation (“UTC”) accounted for approximately 15% and 26% of revenue, respectively (see Note 10).

Individually, one customer accounted for 15% of revenue for the nine months ended December 31, 2006. For the same period last year, individually, one customer accounted for 23% of revenue. UTC accounted for approximately 8% and 23% of revenue for the nine months ended December 31, 2006 and 2005, respectively.

Accounts receivable included $0.8 million and $1.6 million for unpaid billings to the U.S. government under cost-sharing programs at December 31 and March 31, 2006, respectively. Individually, three additional customers accounted for 24%, 17% and 11% of net accounts receivable, respectively, as of December 31, 2006, totaling approximately 52% of net accounts receivable and one customer accounted for 27% of net accounts receivable as of March 31, 2006.

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

4.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	December 31, 2006	March 31, 2006
	(In thousands)
Raw materials	$17,026	$13,237
Work in process	1,509	705
Finished goods	4,662	1,716
Total	23,197	15,658
Less non-current portion	3,009	3,113
Current portion	$20,188	$12,545

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2006	March 31, 2006
	(In thousands)
Machinery, equipment and furniture	$18,200	$18,493
Leasehold improvements	8,730	8,656
Molds and tooling	3,741	3,538
	30,671	30,687
Less, accumulated depreciation and amortization	(23,935)	(22,871)
Total property, plant and equipment, net	$6,736	$7,816

6.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $1.0 million and $1.2 million as of December 31 and March 31, 2006, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $67,000 and $0.2 million of amortization expense for each of the three months and nine months ended December 31, 2006 and 2005, respectively. The manufacturing license is scheduled to be fully amortized by Fiscal 2011 with corresponding amortization estimated to be $66,000 for the remainder of Fiscal 2007, $0.3 million for each of Fiscal 2008, 2009 and 2010, and $92,000 for Fiscal 2011.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $10,000 and $15,000 were earned by the supplier for the three months ended December 31, 2006 and 2005, respectively. Royalties of $23,000 and $38,000 were earned by the supplier for the nine months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, a total of $99,000 was earned under the terms of the agreement. Earned royalties of $10,000 were unpaid as of December 31, 2006.

7.  Stock-Based Compensation

1993 Incentive Stock Plan and 2000 Stock Incentive Plan

In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan (“1993 Plan”).  A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan.  In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”) as a successor plan to the 1993 Plan. A total of 3,300,000 shares of common stock were initially reserved for issuance under the 2000 Plan.  The 2000 Plan was amended in May 2002 to add 400,000 shares of common stock to the total available for issuance, amended in January 2004 to update certain administrative provisions, amended in September 2004 to add 2,380,000 shares of common stock to the total available for issuance under awards, and amended again on January 31, 2005 and March 17, 2005 to coordinate the provisions for change in control with the Company’s change in control agreements and programs. The 2000 Plan provides for awards of up to 6,080,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued upon exercise of incentive stock options is 13,880,000 shares. The 2000 Plan is administered by the Compensation Committee as designated by the Board of Directors. The Compensation Committee’s authority includes determining the number of options granted and vesting provisions. As of December 31, 2006, 2,663,395 shares were available for future grant.

As of December 31, 2006, the Company had outstanding 6,045,000 non-qualified common stock options issued outside of the 2000 Plan. These stock options were originally granted at exercise prices equal to the fair market value of its common stock on the grant date, as inducement grants to new executive officers and employees of the Company.  Included in the 6,045,000 options were 2,000,000 options to the Company’s President and Chief Executive Officer, 1,500,000 options to the Company’s former President and Chief Executive Officer, 1,000,000 options to the Company’s Executive Vice President and Chief Financial Officer, 800,000 options to the Company’s then Senior Vice President of Sales and Service, 500,000 options to the Company’s Vice President of Operations and an aggregate of 245,000 options to two employees. Although the options were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.  All outstanding options have a contractual term of ten years.

Valuation and Expense Information under SFAS 123(R)

In the three months ended December 31, 2006 and 2005, the Company recognized stock-based compensation expense of $0.6 million and $0.2 million, respectively. In the nine months ended December 31, 2006 and 2005, the Company recognized stock-based compensation expense of $2.0 million and $0.8 million, respectively. The fair value of options vested during the three months ended December 31, 2006 and 2005 was $0.4 million and $0.6 million, respectively.  The fair value of options vested during the nine months ended December 31, 2006 and 2005 was $1.7 million and $2.0 million, respectively. The Company has not capitalized as an asset any stock-based compensation costs.

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Risk-free interest rates	4.5%	4.5 – 5.1%

Expected lives (in years)	6.1	6.1
Dividend yield	—%	—%

Expected volatility	100.9%	100.9 – 103.5%

Weighted average volatility	100.9%	101.7%

The Company’s computation of expected volatility for the three months and nine months ended December 31, 2006 and 2005 was based on historical volatility. The Company estimated the expected life of each stock option granted in the three months and nine months ended December 31, 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration. This method is available for options granted prior to December 31, 2007. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Included in the calculation is the Company’s estimated forfeiture rate. SFAS 123(R) requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three months and nine months ended December 31, 2006, has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical option forfeiture behavior.

A summary of employee and non-employee stock option activity for the nine months ended December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2006	10,372,018	$2.58

Granted	2,981,600	1.68
Exercised	(1,029,805)	1.58
Forfeited	(1,788,939)	1.80
Expired	(947,807)	7.06

Options outstanding at December 31, 2006	9,587,067	$2.11	8.17	$130,236

Options exercisable at December 31, 2006	4,091,208	$2.16	6.85	$129,223

Options fully vested at December 31, 2006 and those expected to vest beyond December 31, 2006	8,263,243	$2.13	7.98	$130,045

The weighted average per share grant date fair value of options granted during the three months ended December 31, 2006 and 2005 was $1.03 and $2.18, respectively. The weighted average per share grant date fair value of options granted during the nine months ended December 31, 2006 and 2005 was $1.38 and $1.94, respectively. The total intrinsic value of options exercised by the Company from option exercises during the three months ended December 31, 2006 and 2005, was approximately $3,000 and $0.4 million, respectively. The total intrinsic value of options exercised by the Company from option exercises during the nine months ended December 31, 2006 and 2005, was approximately $1.4 million and $1.5 million, respectively. As of December 31, 2006, there was approximately $7.5 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.59 years.

Effective July 31, 2006, 500,000 stock options were forfeited in accordance with the consulting agreement between the Company and its former Chief Executive Officer.

A summary of restricted stock activity for the nine months ended December 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at March 31, 2006	177,083	$1.23

Granted	847,147	1.54
Vested	(79,354)	1.50
Forfeited	(136,300)	1.29

Nonvested restricted stock outstanding at December 31, 2006	808,576	$1.52

The restricted stock awards vest in equal installments over a period of two to four years. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $72,000 and $0.2 million associated with its restricted stock awards in the three and nine months ended December 31, 2006, respectively, and approximately $37,000 and $111,000 associated with its restricted stock awards in the three and nine months ended December 31, 2005, respectively. As of December 31, 2006, there was approximately $0.9 million of unrecognized compensation cost related to restricted stock awards that would be recognized as expense over a weighted average period of 2.03 years.

On December 18, 2006 the Company issued a restricted stock grant for 500,000 shares of the Company’s common stock to the Company’s President and Chief Executive Officer that will become 25% vested each year of service over four years.

Effective July 31, 2006, 125,000 unvested shares of restricted stock were repurchased and retired for $125 by the Company in accordance with the consulting agreement between the Company and its former Chief Executive Officer.

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

Changes in accrued warranty reserve during the nine months ended December 31, 2006 are as follows:

(In thousands)
Balance, March 31, 2006	$6,998
Warranty provision relating to products shipped during the period	368
Deduction for performance on warranty claims	(1,913)
Changes for accruals related to preexisting warranties or reliability repairs programs	955
Balance, December 31, 2006	$6,408

9.  Commitments and Contingencies

As of December 31, 2006, the Company had firm commitments to purchase inventories of approximately $6.8 million.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The material lease agreements provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets. Deferred rent amounted to $0.6 million as of both December 31, 2006 and March 31, 2006.

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002.  Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In June 2004, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would include, among other things, a release of the Company and of the individual defendants for liability associated with the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against our underwriters.

The District Court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004.  The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The District Court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005.  The settlement fairness hearing was held on April 24, 2006, and the District Court reserved decision.  On December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the District Court’s certification of a litigation class in that portion of the case between the Plaintiffs and the underwriter defendants.  Because the Second Circuit’s opinion was directed to the class certified by the District Court for the Plaintiffs’ litigation against the underwriter defendants, the opinion’s effect on the class certified by the District Court for the Company’s settlement is unclear.  On January 5, 2007, Plaintiffs filed a petition for rehearing en banc by the Second Circuit.

The proposed settlement is pending final approval by the District Court.  There can be no assurance that the settlement will be approved and, because of the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the case if it is not. However, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.

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

10.  Related Party Transactions

In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC power division. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer agreement (the “OEM Agreement”) between the Company and UTC Power LLC (“UTCP”). The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $0.8 million and $1.8 million for the three-month periods ended December 31, 2006 and 2005, respectively. Sales for the nine months ended December 31, 2006 and 2005 were $1.2 million and $3.9 million, respectively. Related accounts receivable were $30,000 and $0.3 million at December 31, 2006 and March 31, 2006, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the awards that the Company received from the Department of Energy (the “DOE”). UTRC is the research and development branch of UTC. UTRC billed the Company $0 and $8,000 under this subcontract for the three months ended December 31, 2006 and 2005, respectively, and the Company had no unpaid balances with UTRC at December 31, 2006 or March 31, 2006. For the nine months ended December 31, 2006 and 2005, there were approximately $0 and $35,000 in billings from UTRC, respectively.

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

11.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable and subject to repurchase if the purchaser’s status as an employee terminates are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make these instruments antidilutive. As of December 31, 2006 and 2005, the number of antidilutive stock options excluded from diluted net loss per common share computations was approximately 9,587,000 and 10,071,000 shares, respectively. As of December 31, 2006, 808,576 shares of restricted common stock were contingently returnable.

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

13.  Subsequent Events

Effective January 24, 2007, the Company completed a registered direct offering in which it sold 40,000,000 shares of common stock of the Company, par value $0.001 per share, and warrants to purchase 20,000,000 shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations.

The sale resulted in gross proceeds of $45.6 million and proceeds net of direct incremental costs of the offering of $42.4 million.

The Company effected the issuance and sale pursuant to a shelf registration statement on Form S-3 (Registration No. 333-128164) declared effective by the Securities and Exchange Commission on September 14, 2005.

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

•                  Expected option life — The Company’s estimate of an expected option life was calculated in accordance with the Staff Accounting Bulletin No. 107 simplified method for calculating the expected term assumption. This method is available for options granted prior to December 31, 2007.

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

We believe we were the first company to offer a commercially available power source using microturbine technology. Our 30- kilowatt (“Model C30”) and 60 and 65 kilowatt (“C60 Series”) products are designed to produce electricity for commercial and small industrial users. A Model C30 product can produce enough electricity to power a small convenience store. The C60 Series products can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change oil or other lubrications, as do the most common competing products. The Model C30 product can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene and diesel and bio-diesel. The C60 Series products can be fueled by natural gas or renewable fuels such as landfill or digester gas. The C60 Series products are available with an integrated heat exchanger, making it efficient to install in applications where hot water is used. Our products produce exceptionally clean power. In terms of nitrogen oxides (“NOx”) emissions, our microturbines have been shown to consistently produce less NOx than conventional reciprocating engines including those designed for natural gas.

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

We began commercial sales of our Model C30 products in 1998. Additionally, in 2000, we shipped the first commercial unit of our Model C60 microturbine. An overview of our overall direction, targets and key initiatives follows:

1)                                      Focus on Vertical Markets— Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (CHP and CCHP, resource recovery and secure power), we identify specific targeted vertical market segments. Within each of these markets, we identify the critical factors to penetrating these markets and have based our plans on those factors.

During the third quarter of Fiscal 2007, we booked $5.9 million of orders and shipped $4.6 million of products, resulting in $8.1 million in backlog as of December 31, 2006. Our actual product shipments during the third quarter of Fiscal 2007 were: 42% for use in CHP applications, 18% for use in CCHP applications and 36% for use in resource recovery applications. Other markets (including secure power) were 4%.

2)                                      Sales and Distribution Channel— We continually refine our channels of distribution. We seek out distributors, dealers and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In the Americas, we currently have nine distributors, three dealers and one project reseller. Internationally, outside of the Americas, we currently have thirteen distributors, two dealers and six resellers. We continue to refine the distribution channels to address our specific targeted markets.

3)                                      Geographic Focus— Within the United States, our primary focus is on California and the Northeast states. We use our corporate headquarters to serve the California market and our sales and service office in New York to expand our penetration in the Northeastern market. Based on our belief that the European countries and Russia will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005 and an office in Nottingham, England in Fiscal 2007. Accordingly, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Throughout Asia we are focusing resources on increased distribution channels to the market with the expectation that China will become a significant market in the years ahead.  Additionally, we have established an office in Mexico.

4)                                      Service— During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In the third quarter of Fiscal 2007, we continued to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service. Service revenue is less than 10% of total revenue. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

5)                                      Product Robustness and Life Cycle Maintenance Costs— To provide us with the ability to evaluate microturbine performance in the field, we developed a “real-time” remote monitoring and diagnostic feature. This feature will allow us to monitor installed units and rapidly collect operating data on a continual basis. We will use this information to anticipate and more quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement. This feature is important in allowing us to better serve our customers.

6)                                      New Product Development— Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and C60 Series, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005. Testing and engineering continue on strategic areas of the engine.

7)                                      Cost and Core Competencies— We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have opportunities to save costs through outsourcing. In conjunction with these changes, we have launched a strategic supply chain initiative to begin developing suppliers in China and other parts of Asia. Although we are only in the early stages of this initiative, we are encouraged by the improved cost opportunities this effort may produce.

We believe that execution in each of these key areas will be necessary to continue Capstone’s transition from an R&D focused company with a promising technology and early market leadership to achieving positive cash flow with growing market presence and improving financial performance. Though we have seen progress in achieving many aspects of our corporate strategies, we have established the end of the fourth quarter of Fiscal 2008, or March 2008, as our goal to achieve positive cash flow.

Results of Operations

Three Months Ended December 31, 2006 and 2005

Revenue.  Revenue for the third quarter of Fiscal 2007 decreased $1.3 million, or 19%, to $5.7 million from $7.0 million for the same period last year. Revenue from complete microturbine product shipments decreased $1.1 million, or 19%, to $4.6 million during the current period from $5.7 million for the same period last year. Shipments of complete microturbine units were 5.1 megawatts during the third quarter of Fiscal 2007 compared with 6.8 megawatts for the same period last year. Revenue from accessories, parts and service for the third quarter of Fiscal 2007 decreased $0.2 million to $1.1 million from $1.3 million for the same period last year. Included in the overall revenue decline was a $1.8 million decrease in revenue from the North American and Asian markets. While sales have not increased at the expected rate, we continue to pursue market penetration through the use of worldwide distributors and our direct sales resources.

Individually, three customers accounted for 18%, 16% and 15% of revenue, respectively, for the third quarter of Fiscal 2007, totaling 49% of revenue. For the same period last year, individually, three customers each accounted for 26%, 17% and 12% of revenue, respectively. UTC accounted for 15% and 26% of revenue for the three months ended December 31, 2006 and 2005, respectively.

Gross loss.  Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $0.5 million, or 8% of revenue, for the third quarter of Fiscal 2007 compared to $2.8 million, or 39% of revenue, for the same period last year. The decrease in the gross loss and corresponding improvement in the gross loss percentage reflects a change in product mix with increased sales of higher margin C-60 Series units, reduced manufacturing costs of $0.6 million as well as decreased warranty and inventory charges of $1.1 million and higher absorption of overhead costs into ending inventory of $0.6 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates for several reliability enhancement programs. Warranty expense decreased $0.2 million over the same period last year. Warranty expense for unit shipments decreased $0.1 million as a result of lower volumes and improvements that have been made through engineering design changes and product robustness.  Additionally, warranty expenses for reliability programs decreased by $0.1 million compared to the corresponding period in the prior year. These changes in program estimates are recorded in the period that new information, such as design changes and product enhancements become available.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. Additionally, other contributions to profitability include initiatives to further reduce direct material costs and reductions in other manufacturing and warranty costs.

Research and Development (“R&D”) Expenses.  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the third quarter of Fiscal 2007 decreased $1.1 million, or 35%, to $2.0 million from $3.1 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE funding. There were $0.5 million of such benefits this quarter and for the same period last year. The overall net decrease in R&D expenses of $1.1 million resulted from decreased spending for labor and consulting of $0.7 million and decreased spending on developmental hardware for various engineering projects of $0.4 million.  Included in the net decrease of labor and consulting expenses for the third quarter of Fiscal 2007 were $63,000 of non-cash stock compensation charges. There were no such charges for the same period in the prior year.  The non-cash stock compensation charges resulted from the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2007 to be somewhat lower than in Fiscal 2006. This change is expected to occur as a result of lower overall spending.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the third quarter of Fiscal 2007 decreased $2.6 million, or 29%, to $6.4 million from $9.0 million for the same period last year. Included in SG&A expenses in the quarter ended December 31, 2006 was $0.5 million of non-cash stock compensation, compared to $0.2 million for the same period last year.  This increase is a result of the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007.  Included in the SG&A decrease was $2.0 million related to a legal settlement in the 2005 period. Additionally, we incurred $0.7 million of reduced professional services including legal, accounting, insurance and consulting, a decrease of $0.5 million related to marketing, supplies and facility maintenance costs, and $0.1 million in labor-related costs, including salaries, recruitment and relocation expenses to support our continuous process improvement throughout the organization. We expect SG&A costs, with the exception of non-cash stock compensation charges, for Fiscal 2007 year to be lower than the prior year.

Interest Income.  Interest income for the third quarter of Fiscal 2007 decreased $0.3 million, or 42%, to $0.4 million from $0.7 million for the same period last year. The decrease during the current period was attributable to decreased aggregate cash balances during the recent quarter.

Nine Months Ended December 31, 2006 and 2005

Revenue. Revenue for the nine months ended December 31, 2006 decreased $1.4 million, or 8%, to $15.2 million from $16.6 million for the same period last year.  Revenue from complete microturbine product shipments decreased $1.5 million, or 12.0%, to $11.4 million during the current period from $12.9 million for the same period last year. Shipments of complete microturbine units were 11.9 megawatts during the nine-month period ended December 31, 2006 compared with 15.4 megawatts for the same period last year. Revenue from accessories, parts and service for the nine months ended December 31, 2006 increased $0.1 million to $3.8 million from $3.7 million for the same period last year. Included in the overall revenue decline was a $3.6 million decrease in revenue from the North American and Asian markets offset by an increase of $1.8 million from the European and Russian markets. While sales have not increased at the expected rate, we continue to pursue market penetration through the use of worldwide distributors and our direct sales resources.

One customer accounted for 15% of revenue for the nine months ended December 31, 2006. For the same period last year, one customer accounted for 23% of revenue. UTC accounted for 8% and 23% of revenue for the nine months ended December 31, 2006 and 2005, respectively.

Gross loss.   For the nine months ended December 31, 2006, the gross loss was $4.0 million, or 27% of revenue, compared to $7.2 million, or 44% of revenue, for the same period last year.  The decrease in the gross loss and corresponding improvement in the gross loss percentage reflects a change in product mix with increased sales of higher margin C-60 Series units and reduced manufacturing costs of $2.3 million as well as higher absorption of overhead costs into ending inventory of $1.2 million offset by increased warranty and inventory charges of $0.3 million. Warranty expense increased $1.1 million over the same period a year ago. Warranty expense for unit shipments decreased $0.8 million as a result of lower volumes and improvements that have been made through engineering design changes and product robustness.  This decrease was offset by an increase of $1.9 million in reliability enhancement programs primarily due to benefits realized from program changes in the prior year. These changes in program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available.

Research and Development (“R&D”) Expenses.  R&D expenses for the nine months ended December 31, 2006 decreased $0.5 million, or 6%, to $7.4 million from $7.9 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE funding. There were $1.4 million of such benefits for the nine months ended December 31, 2006, compared with $1.6 million for the same period last year. This decrease in benefits of $0.2 million offset the overall $0.7 million net decrease in R&D expenses. This net decrease in R&D spending is the result of decreased development hardware costs for various engineering projects of $0.2 million as well as a decrease in labor and consulting spending of $0.7 million offset by an increase in facilities expenses of $0.2 million. Included in the net decrease in labor and consulting spending for the nine months ended December 31, 2006 were $0.2 million of non-cash stock compensation charges. There were no such charges for the same period in the prior year. The non-cash stock compensation charge resulted from the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007.  Cost-sharing programs vary from period to period depending on the phases of the programs.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the nine months ended December 31, 2006 decreased $3.3 million, or 15%, to $18.3 million from $21.6 million for the same period last year. Included in SG&A expenses for the nine months ended December 31, 2006 was $1.8 million of non-cash stock compensation, compared to $0.8 million for the same period last year.  This increase is a result of the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007.  Other SG&A expenses decreased $4.4 million compared to the 2005 period.  Included in the SG&A decrease was $2.0 million related to legal settlement costs incurred in the prior period, $2.0 million related to reduced professional services including legal, accounting, insurance and consulting, a decrease of $0.3 million related to other administrative expenses and a decrease of  $0.1 million in labor-related costs.

Interest Income.  Interest income for the nine months ended December 31, 2006 increased $0.1 million, or 9%, to $1.6 million from $1.5 million for the same period last year. The increase during the current period was attributable to increased investment yields over the same period last year, offset by decreased aggregate cash balances during the nine months ended December 31, 2006.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our corporate strategies. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein.

We have invested our cash in an institutional fund, with maturities of less than sixty days, that invests in high quality short-term money market instruments to provide liquidity for capital preservation and for operations.

Operating Activities.  During the nine months ended December 31, 2006 we used $32.9 million in cash in our operating activities, which consisted of a net loss for the period of $28.2 million and cash used for working capital of $11.7 million, offset by non-cash adjustments (primarily depreciation, warranty, stock compensation and inventory charges) of $7.0 million. This compared to operating cash usage of $36.9 million during the nine months ended December 31, 2005, which consisted of a net loss for the period of $35.3 million and cash used for working capital of $8.6 million, offset by non-cash adjustments of $7.0 million. The increase in working capital cash usage of $3.1 million is largely attributable to an increase in finished goods inventories to support expected sales in future periods.

Investing Activities.  Net cash used in investing activities relate primarily to the acquisition of fixed assets of $1.4 million and $0.9 million for the nine months ended December 31, 2006 and 2005, respectively. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in previous periods.

Financing Activities.  During the nine months ended December 31, 2006, we generated $1.7 million from financing activities, a decrease of $38.7 million, as compared with the prior year period, in which we generated $40.4 million. In the prior period, the funds generated from financing activities were primarily the result of $39.1 million of net proceeds received from a registered offering of the Company’s common stock that closed on October 21, 2005. The funds generated from financing activities in the nine months ended December 31, 2006 were primarily the result of the exercise of stock options. Repayments of capital lease obligations were $15,000 during the nine months ended December 31, 2006 as compared with $14,000 for the same period a year ago.

We anticipate that, as a result of our efforts to generate sales and margins while controlling costs, we will lower our cash usage in future periods. Our operating plan for Fiscal 2007 calls for less cash used for operating and investing activities than in Fiscal 2006.

Except for scheduled payments made on operating and capital leases during the first nine months of Fiscal 2007, there has only been one material change in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2006. In September 2006, we entered into a lease agreement Addendum 1 (“Lease Addendum”) in connection with our facility located in Brooklyn, New York (the “Facility”). The Lease Addendum amends the lease agreement between Capstone and CapGen CHP, Inc. (“CapGen”) dated October 15, 2005 (the “Lease”). Under the terms of the Lease Addendum, we leased an additional 41,500 square feet of space to accommodate additional office, warehousing and manufacturing and light component assembly work. Prior to the Lease Addendum, the existing leased square footage of the Facility was approximately 6,000 square feet and was used primarily for warehousing. The aggregate total leased space in the Facility is now approximately 47,500 square feet (the “Leased Premises”).

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

Effective January 24, 2007, we completed a registered direct offering in which we sold 40,000,000 shares of common stock of the Company, par value $0.001 per share, and warrants to purchase 20,000,000 shares of common stock at an initial exercise price of $1.30 per share, at a price of $1.14 per unit. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations.

The sale resulted in gross proceeds of $45.6 million and proceeds net of direct incremental costs of the offering of $42.4 million.

We effected the issuance and sale pursuant to a shelf registration statement on Form S-3 (Registration No. 333-128164) declared effective by the Securities and Exchange Commission on September 14, 2005.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the nine months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

We recently updated the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006. Our updated risk factors are below:

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

Our sales and marketing efforts may not achieve intended results and therefore may not generate the net revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on selected vertical markets, such as cogeneration (CHP and CCHP), resource recovery and secure power. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near term plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

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

Approval of the New York City Department of Buildings’ Materials Equipment Acceptance (“MEA”) application for listing our product on the MEA Index may not result in an increase in sales.

Our sales efforts may not achieve our intended targets with regards to the New York market and, therefore, may not generate the net revenue we anticipate. As a result of our corporate strategies, we decided to focus resources on the New York market to support the sales that may result from the approval of the New York City Department of Buildings’

MEA application for listing our product on the MEA Index. Though we received our MEA approval from the New York City Department of Buildings MEA Division and the New York Fire Department on May 24, 2006, certain applications of our products will require further approval and there can be no assurance that our focus on, or our near-term plans for, the New York market will be successful.

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

We have publicly announced that we have negotiated and signed a Memorandum of Understanding (“MOU”) with Broad USA, Inc. to jointly develop fully integrated cogeneration (CCHP) systems. The basis of the agreement will synchronize the two companies to follow our “cookie-cutter” concept for market standardization of on-site power and CCHP solutions. We do not have a definitive agreement with Broad USA, Inc., and no assurance can be given that we will reach such an agreement. If we enter into such an agreement, our sales efforts may not achieve intended targets with regards to the anticipated strategic relationship with Broad USA, Inc. and therefore may not generate the net revenue we anticipate.

We may not be able to retain or develop distributors or dealers in our targeted markets, in which case our sales would not increase as expected.

In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise or better access to those markets. We believe that retaining or developing strong distributors or dealers in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. Because of distributors’ and dealers’ relationships in their respective markets, the loss of a distributor or dealer could adversely impact the ability to penetrate our target market. We offer our distributors and dealers a stated discount from list price for the products they purchase. In the future, to attract and retain distributors and dealers, we may provide volume price discounts or otherwise incur significant costs that may reduce the potential profitability of these relationships. We may not be able to retain or develop appropriate distributors or dealers on a timely basis, and we cannot provide assurance that the distributors or dealers will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in our being unable to enter into other arrangements at a time when the distributor or dealer with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot provide assurance that we will be able to negotiate collaborative relationships on favorable terms or at all. The inability of the Company to have appropriate distribution in our target markets may adversely affect our financial condition and results of operations.

A significant customer may not achieve its forecasted sales growth, and we have given it notice of certain breaches of contract that have not been cured and could result in termination of our agreement with this customer.

Sales to UTC Power, LLC (“UTCP”), an affiliate of United Technologies Corporation, accounted for approximately 17% and 15% of our net revenue for the years ended March 31, 2006 and 2005. Our OEM agreement with UTCP permits UTCP to package the Capstone microturbine products with chillers and heat exchange equipment manufactured by UTCP and to sell and service the integrated CCHP units. UTCP’s performance as it relates to engineering, installation and provision of after-market service could have a significant impact on our reputation and products. On September 11, 2005, we gave notice to UTCP, pursuant to our OEM agreement, of certain breaches of the OEM agreement by UTCP, including failure to meet sales targets for the year. With respect to most of the breaches, UTCP had ninety (90) calendar days following its receipt of the notice in which to cure the breaches. We could elect to terminate the OEM agreement if UTCP fails to cure the breaches. While we believe that UTCP has not yet cured some key breaches of the agreement, we have continued to work with UTCP and have encouraged UTCP to resolve the underlying causes of the breaches. Meanwhile, we are continuing to do business with UTCP under the OEM agreement, and we have not terminated the agreement. If this relationship is terminated, we will honor sales orders committed to prior to the date of termination in accordance with the OEM agreement; however, our near-term sales, cash flow and profitability could be adversely affected. Furthermore, while this relationship is important to us, UTCP has not and may not achieve its forecasted sales growth, which could affect our ability to meet our sales, cash flow and profitability targets.

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

We have entered into agreements with some of our distributors and ASCs that require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors or ASCs. It is possible that future changes in our product technology could involve costs that have a material adverse effect on our results of operations or financial position.

We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.

Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air and occupational health and safety. Regulatory agencies may impose special requirements for the implementation and operation of our products or that may significantly affect or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. For example, the California Air Resources Board (“CARB”) has recently determined that the CARB 2007 standards are applicable to microturbines as of January 1, 2007. We have not yet been able to achieve compliance with these new standards. Until we are able to produce microturbines in compliance with these standards, if we choose to do so, our customers in certain parts of California would have to receive air emission permits before installation of a Capstone microturbine. In addition, the addressable market will be reduced in certain parts of California as customers will not be allowed to apply for air emissions permits to install a Capstone microturbine. This will have an effect on installations and add incremental cost to the customer. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all. There is no assurance that we will achieve compliance with the new standards. Non-compliance with the new standards could have a material adverse effect on our operating results.

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

In addition, the State of California Self-Generation Incentive Program Level 3 (Non-Renewable / Non-Solar) is scheduled to expire in December 2007. If the efforts to extend these credits are not successful, our customers would lose the benefit of these incentives, thus reducing the economic benefits for California customers and depriving them of a significant incentive for purchases of microturbines. Loss of this incentive would cause a material adverse effect on our operating results,

Utility companies or governmental entities could place barriers to our entry into the marketplace, and we may not be able to effectively sell our product.

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

We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results and financial position. Further, we have at times undertaken programs to enhance the performance of units previously sold. These enhancements have at times been provided at no cost or below our cost. If we choose to offer such programs again in the future, such actions could result in significant costs.

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

As a result of our corporate strategies, we have identified opportunities to outsource to third party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality or increase operating efficiency. These actions may not yield the expected results, and outsourcing may result in delay or lower quality products. Transitioning to outsourcing may cause certain affected employees to leave the Company before the outsourcing is complete. This could result in a lack of the experienced in-house talent necessary to successfully implement the outsourcing. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of manufacturing assets related to the outsourced functions or other unanticipated charges, which could have a material adverse effect on our operating results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. We identified three material weaknesses in our system of internal controls as of March 31, 2005.

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

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control. Our executive offices and manufacturing facilities are located in Southern California. Because the Southern California area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. The Company does not maintain earthquake coverage for personal property or resulting business interruption. If an earthquake, fire or other natural disaster occurs at or near our facilities, our business, financial condition and operating results could be materially adversely affected.

The market price of our common stock has been and may continue to be highly volatile and an investment in our securities could suffer a decline in value.

An investment in our securities is risky, and shareholders could suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock is highly volatile and is likely to continue to be volatile. As a result of the factors discussed below, our operating results for a particular quarter are difficult to predict. Given the continued uncertainty surrounding many variables that may affect the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our common stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

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

In addition, the stock market in general, and the Nasdaq Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. The market prices of securities of technology companies and companies servicing the technology industries have been particularly volatile. These broad market and industry factors may cause a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This type of litigation, if instituted against us and regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our financial condition and results of operations.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1(3)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation
3.2(4)	Amended and Restated Bylaws of Capstone Turbine Corporation
4.1(2)	Specimen stock certificate
10.1(1)	Inducement Stock Option Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective December 18, 2006
10.2(1)	Restricted Stock Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective December 18, 2006
10.3(1)	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006
10.4(1)	Change of Control Severance Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective December 18, 2006
31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: February 9, 2007