Form 10-K
period 2007-03-31
CAPSTONE TURBINE CORP
filed 2007-06-13
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates on September 30, 2006 was $138.7 million.

As of June 6, 2007, 143,987,706 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2007 Annual Meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1.                          Business.

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone. There are several technologies which are used to provide “on-site power generation”, also called “distributed generation,” such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and in most instances, cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air. Our microturbines are sold primarily through our distributors and dealers. We, along with our Authorized Service Companies (“ASCs”), provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability to sell into appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. Our 30- kilowatt (“Model C30”) and 60 and 65 kilowatt (“C60 Series”) products are designed to produce electricity for commercial and industrial users. A Model C30 product can produce enough electricity to power a small convenience store. The C60 Series products can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and low emission electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change oil or other lubrications, as do the most common competing products. The Model C30 product can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene and diesel. The C60 Series can be fueled by natural gas or renewable fuels such as landfill or digester gas. The C60 Series products are available with an integrated heat exchanger, making it efficient to install in applications where hot water is used. Our products produce exceptionally clean power. In terms of nitrogen oxides (“NOx”) emissions, our microturbines have been shown to consistently produce less NOx than conventional reciprocating engines including those designed for natural gas.

Stationary applications for our microturbines, either independent of, or connected to, the electric utility grid, are extremely broad. The primary stationary markets that we have sold products to include:

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

There are potential markets for CHP and CCHP applications in North America, Europe, Russia and parts of Asia. Many governments have encouraged more efficient use of the power generation process to reduce pollution and the cost of locally produced goods. Japan, which has some of the highest electric power costs in the world, has been particularly active in exploring innovative ways to improve the efficiency of generating electricity. To access this market, we have entered into agreements with distributors, which have engineered CHP packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. Further, we have developed our own integrated CHP product where the heat exchanger is placed on top of the C60 Series product. This provides a pre-engineered solution for hot water applications.

• Resource recovery—On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes create fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbine products can use methane gas from landfills and wastewater treatment facilities and can burn these waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use at the site or in the surrounding community. Our microturbine products have demonstrated effectiveness in this application and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur. These gases are considered renewable resources or other anaerobic digestion processes.

•       Secure power—The need for secure power is becoming more apparent with recent world events. On May 24, 2006 we received our first Materials Equipment Acceptance (MEA) approval from the New York City Department of Buildings MEA Division and the New York Fire Department.

Because of the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Capstone microturbines can follow levels of demand, providing prime power with N+1 redundancy when other sources fail. Dual mode units operating in a prime power configuration can support a 150% overload for 10 seconds during transient conditions.  Dual mode units operating in grid parallel mode can provide customers a back-up power system with an economic payback. These systems offer high onsite energy efficiency when combined with a heat exchanger (CHP) to create hot water or with a chiller (CCHP) for air conditioning at these facilities. This configuration, when combined with the Capstone Dual Mode Controller, can transition from the grid parallel mode to prime power mode in less than 10 seconds.

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

•       Vehicular Application— Our technology is also used in vehicular applications. Our customers have applied our products in hybrid electric vehicles such as buses and railcars. We have continued to explore development of vehicular applications, such as advanced military applications and auxiliary power systems for naval vessels. Vehicular applications could become a focused area for development if a significant market demand for a vehicular application emerges.

We sell complete microturbine units, subassemblies, components and various accessories. We also remanufacture microturbine engines and provide after-market parts and services. Our microturbines are sold primarily through distributors and dealers, although we also have a direct sales effort in portions of the United States.  Our distributors purchase our products for sale to end users. The distributors are also required to provide a variety of additional services, including engineering the applications in which the microturbines will be used, installing the products at the end users’ sites, commissioning the installed applications and providing post-commissioning service. Our distributors perform like value-added resellers. Some distributors, that we call Original Equipment Manufacturers (“OEMs”), integrate Capstone’s products into their own product solutions. Dealers are like distributors in that they purchase our products for sale to end users and also provide application engineering and installation. However, dealers are different from distributors in that dealers do not perform commissioning or provide post-commissioning service. Capstone has also established some outside sales representatives who qualify and close customer orders. The order is then booked directly by Capstone. Capstone has a factory direct service offering for commissioning and post-commissioning service in selected areas of the United States. All of our distributors are ASCs. We also have ASCs who do not sell our products, but only offer service for them. Successful implementation of the microturbine depends upon the quality of the microturbine, the ability of the distributors and dealers to sell into appropriate applications, and the quality of installation, commissioning service and support provided.

Our Products

We began commercial sales of our Model C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our C60 Series microturbine. We began shipping the C60 Integrated CHP solution in 2003 and first shipments of the C65 models occurred during the quarter ended March 31, 2006. Our total installed microturbines have logged more than 15 million operating hours. We are still in the early phases of commercializing this technology and, to date, have not been profitable or generated positive cash flow.

Our backlog as of March 31, 2007 was approximately $5.0 million or 5.5 megawatts. As of March 31, 2006 our backlog was approximately $7.1 million or 7.6 megawatts. The backlog reflects orders that we considered firm, however, cancellations may occur and will be reflected in our backlog when known.

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

Our Model C30 and C60 Series products are approximately the size of a large refrigerator. Our Model C30 generates approximately 30 kilowatts of electric power, which is enough to power a typical convenience store, and approximately 300,000 kilojoules per hour of heat, which provides enough energy to heat 20 gallons of water per minute with a 20-degree Fahrenheit temperature rise. Our C60 Series products are designed to similar criteria, and generate approximately 60 to 65 kilowatts of electric power. The electrical output of our units can be paralleled in multiple unit configurations through our Advanced Power Server product and a digital communications cable to serve larger installations requiring electrical loads up to two megawatts.

Our products can operate:

•       connected to the electric utility grid as a current source;

•       on a stand-alone basis as a voltage source;

•       multipacked to support larger loads as a “virtual single” unit; and

•       dual mode, where the microturbine operates connected to the electric utility grid as a current source when grid voltage is available, and, when combined with the optional Dual Mode Controller, can automatically sense that grid voltage is no longer available, disconnect itself from the grid and reconfigure the microturbine output as a voltage source within 10 seconds to operate on a stand-alone basis.

We also offer C60 Series Integrated CHP systems. These systems combine the standard C60 Series microturbine unit with a Heat Recovery Module that provides electricity and heats water in a single package.

Our family of products is currently available (“X”) in the following configurations:

Product Configurations

	Model C30		C60 Series
	Grid Connect	Stand- Alone	Grid Connect	Stand- Alone	Integrated CHP
Low pressure natural gas	X	X	X	X	X
High pressure natural gas	X	X	X	X	X
Low BTU gas	X		X		X
Sour gas	X	X	X	X	X
Gaseous propane	X	X	X	X	X
Compressed natural gas	X	X	X	X	X
Diesel	X	X
Bio-diesel	X	X
Kerosene	X	X

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

The Capstone MicroTurbine consists of a turbogenerator and our patented electronic controls, combined with ancillary systems such as a fuel system. The turbogenerator includes a mechanical combustor system and a single moving assembly rotating on our patented air-bearings at up to 96,000 revolutions per minute. The combustor system operates on a variety of fuels and, at full power, achieves NOx emissions levels in the exhaust of less than nine parts per million per volume with natural gas and less than 35 parts per million per volume when operating with diesel.  The C60 iCHP Natural Gas systems are certified to the California Air Resources Board (“CARB”) 2003 emissions standards for distributed generation installed in California and certification of this configuration to the CARB 2007 standard is pending. As a result of our patented air-bearing technology, our microturbines do not require liquid lubrication. In addition, our microturbines do not utilize liquid cooling, keeping scheduled maintenance costs extremely low throughout their useful life.

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

In addition, our proprietary Capstone Remote Monitoring Software (“CRMS”) provides an advantage to end-users by allowing them to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the microturbine allows end-users to remotely and efficiently monitor performance, power generation and time of operation using our CRMS interface software with standard personal computers. This remote capability can provide end-users with power generation flexibility and cost savings. During the fiscal year ended March 31, 2006, referred to herein as “Fiscal 2006,” we also initiated an internet based communication system, the Capstone Service Network, to provide continuous remote monitoring and diagnostics. If the Capstone Service Network detects an out-of-limit condition or alarm, it automatically notifies the responsible ASC for immediate follow up action. This is expected to result in even higher levels of power availability and customer satisfaction.

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

Our Model C60 Series grid-connect and stand-alone microturbine power systems meet the Underwriters’ Laboratories certification for the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements. Our products are manufactured by processes that are ISO 9001 certified.

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

Applications

Worldwide, stationary power generation applications vary from huge central stationary generating facilities, above 1,000 megawatts, down to back-up uses below ten kilowatts. Historically, power generation in most developed countries, such as the United States (“U.S.”), has been part of a regulated system. A number of developments related primarily to the deregulation of the industry, as well as significant technology advances, have broadened the range of power supply choices available to customers. We believe that our microturbines will be used in a variety of innovative electric power applications requiring less than three megawatts and, more immediately, in those requiring less than 500 kilowatts. Within the distributed generation markets served, we focus on vertical markets that we have identified as having the greatest near-term potential. In the markets we are focusing on (secure power, CHP, CCHP and resource recovery), we have identified specific targeted vertical market segments. Within each of these markets, we have identified what we believe to be the critical factors to penetrating these markets and have built plans around those factors.

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

There are potential markets for CHP and CCHP applications in North America, Europe, Russia and parts of Asia. Many governments have encouraged more efficient use of the power generation process to reduce pollution and the cost of locally produced goods. To access these markets, we have entered into agreements with distributors, which have engineered CHP packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. Further, we have developed our own integrated CHP product where the heat exchanger is placed on top of the C60 Series product. This provides a pre-engineered solution for hot water applications.

Resource Recovery/Renewable Fuels

On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes creates fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbines can burn these waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use at the site or in the surrounding community. Our microturbine products have demonstrated effectiveness in this application and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur. We have sold systems that were installed in the resource recovery market to be used at oil and gas exploration and production sites. We have also sold systems to be used to burn gases released from landfills and wastewater treatment facilities. These gases are considered renewable resources.

Secure Power

The need for secure power is becoming more apparent with recent world events. On May 24, 2006 we received our first MEA approval from the New York City Department of Buildings MEA Division and the New York Fire Department.

Because of the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Our microturbines can follow levels of demand, providing power when other sources fail. Our products can be configured in multiple unit arrays and used in combination to provide a highly reliable electricity generating system. We believe that customers with particularly low tolerances for power service interruptions represent a growing and long-term potential market for our microturbine products.

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

Capstone MicroTurbine Benefits

Multi-Fuel Capability

The Capstone MicroTurbine design provides flexibility for use with a variety of possible fuels, including both gaseous and liquid fuels. This multi-fuel capability increases the number of applications and geographic locations in which our microturbines may be used. The Model C30 is currently capable of being configured for low pressure natural gas, high pressure natural gas, low BTU gas such as methane, high sulfur content (sour) gas, gaseous propane and compressed natural gas, as well as liquid fuels such as diesel, bio-diesel and kerosene. Our Model C60 currently uses natural gas, low BTU gas such as methane from landfills or digesters, sour gas up to 800ppm H2S, and gaseous propane.

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

One of our best value propositions is CHP. We have experienced examples of customer return on investment in less than five years, with many facilities falling below three years. The United States Energy Policy Act of 2005 includes a 10% investment tax credit for microturbines, providing future advantage for our product. Recently published data for the California self-generation incentive program indicate that microturbines are the preferred technology for installations below 200 kilowatts. With continued product cost reduction and more standardized and less costly installations, we believe that the Capstone value proposition will improve.

In the exploration and production markets, environmental penalties incurred for flaring or venting gas can be avoided by using our microturbines. Our microturbines can burn wellhead gas directly off the casing head, avoiding any intermediary sulfur scrubbing devices, while competing devices require extra maintenance and additional intermediary devices. In the landfill gas digestion market, the microturbine can burn low BTU and sour gas while requiring minimal routine maintenance relative to competing technologies such as reciprocating engines. The ability of the microturbine to provide onsite or distributed power generation allows for less capital expenditures compared to the electric utility grid, which requires up-front capital expenditures for additional distribution and transmission lines.

Environmentally Friendly

In stationary power generation configurations, our digitally controlled combustion system produces less than nine parts per million per volume of emissions of NOx and unburned hydrocarbons at full power when burning natural gas, and less than 35 parts per million per volume of emissions of NOx when using diesel fuel. We believe that these emissions levels are among the lowest emissions of any fossil fuel combustor without catalytic combustion or other emissions reduction equipment, which results in a high quality exhaust. Because of our patented air-bearing technology, our microturbines require no petroleum-based lubricants, and avoid potential ground contamination caused by petroleum-based lubricants used by conventional reciprocating engines, turbines and other microturbines. Because our system is air cooled, we avoid the use of toxic liquid coolants, such as glycol.

Availability and Reliability

Our microturbines can provide both high availability and reliability when compared to other power generation alternatives. We designed the microturbine for a minimum target availability of 99%. Certain of our microturbines have achieved this availability target when using high-pressure natural gas, and we are working to achieve this availability target across all of our units and for other fuel sources. Some Capstone customers have started our microturbines, set them for full power output 24 hours a day for an entire year, and only shut down at the end of the year for scheduled maintenance to change the filters.

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

Remote Monitoring and Operating

Our electronic controls allow users to efficiently monitor our microturbines’ performance, power generation and time of operation in the field from off-site locations. In addition, the operator can remotely turn the microturbine on and off, control the fuel flow and vary the power output.

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

Sales, Marketing and Distribution

We sell microturbines in the worldwide stationary markets. We anticipate that our microturbines will be used in a variety of stationary power applications requiring less than three megawatts and more immediately in those requiring less than 500 kilowatts.

We sell our products through distributors and dealers, and in some areas of the United States, we sell our products directly. Our parts are sold to distributors, ASCs and to end users. Our typical terms of sale include shipments of the products with title, care, custody and control transferring at our dock, payment due anywhere from in advance of shipment to 90 days from shipment, and warranty periods of approximately 15 to 18 months from shipment. We typically do not have customer acceptance provisions in our agreements.

Sales by Geographical Location

North America

We have distribution agreements with a number of companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been CHP and resource recovery.

In addition to our distributors, we are initiating actions to expand our presence in our targeted markets by utilizing dealers, manufacturer’s representatives and packagers as well as direct sales in selected markets in North America.

In developing our sales opportunities we have identified the need to address various requirements present in our target localities. These requirements include electric grid interconnection standards, gas utility connection requirements, building and fire safety codes and various inspections and approvals. The costs and schedule ramifications of these various approvals can be significant to the completion of an installation. Our goal is to work with the applicable regulating entities to establish compliant standards for the installation of our microturbines so that the costs and installation timelines are minimized for our customers. To date, we have received pre-approval by the New York State Public Services Commission for installation and interconnection to the electric utilities in New York, and we meet the California interconnection requirements. We believe that we can create market advantages for our products through enhancing the ease of deploying our distributed generation solutions.

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

Other areas in Asia and the Pacific Rim offer attractive opportunities as well. South Korea and China are areas where resource recovery applications and CHP and CCHP solutions are expected to experience market growth.

Europe and Russia

To address the European market, including Russia, we are strengthening our relationship with existing distributors and supporting them and, expanding our distribution base by placing direct sales and service resources in the region. We have an office in Europe for the purpose of working with our distributors there on a daily basis to realize growth opportunities. We have established a spare parts distribution center in Europe to make parts readily available to our distributors. Resource recovery applications have been growing in Europe based on attractive incentives established in several countries. Further, Europe has a history of extensive use of distributed generation technologies.

Revenue

For geographic and segment revenue information, please see “Notes to Consolidated Financial Statements—Segment Reporting.”

Customers

Two customers accounted for 16% and 12% of net revenue for the year ended March 31, 2007, respectively. Sales to Banking Production Centre accounted for 16%, 10% and 7% of our net revenue for the years ended March 31, 2007, 2006 and 2005, respectively. Sales to United Technologies Corporation (“UTC”) accounted for 12%, 17% and 15% of our net revenue for the years ended March 31, 2007, 2006 and 2005, respectively. As of March 31, 2007, UTC represented 19%, Banking Production Centre represented 15% and one other customer represented 11% of gross accounts receivable, respectively. To date, we have sold to a relatively few number of customers and have limited repeat business.

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

Our competitors that produce reciprocating engines have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine is similar in design to an internal combustion engine used in automobiles. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise and maintenance. These technologies, which typically have a lower up-front cost than microturbines, are currently produced by, among others, Caterpillar, Cummins, Waukesha, GE Jenbacher, Deutz and Kohler.

Our microturbines may also compete with other distributed generation technologies, including solar power and wind-powered systems. Solar powered and wind powered systems produce no emissions. The main drawbacks to solar powered and wind powered systems are their dependence on weather conditions and high capital costs.

Although the market for fuel cells is still developing, a number of companies are focused on the residential and vehicle fuel cell markets, including FuelCell Energy, UTC Power, Plug Power and Ballard Power Systems. Fuel cells have lower levels of NOx atmospheric emissions than our microturbines. We believe that none of these fuel cell technologies will compete directly with our microturbines in the short-term. However, over the medium-to-long term, fuel cell technologies that compete directly with our products may be introduced.

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

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, they may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of global warming.  Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

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

Our strategy of out-sourcing the manufacturing and assembly of our nonproprietary product components allows for more attractive pricing, quick ramp-up and the use of just-in-time inventory management techniques. While the current variability in our demand volumes and resulting imprecise demand forecasting affect our ability to leverage these capabilities, we believe that we can realize economies of scale related to our product manufacturing costs as unit volume increases. We manufacture the air-bearings and certain combustion system components at our facility in Chatsworth, California. We also assemble and test the units at that location. We manufacture recuperator cores at our facility in Van Nuys, California. We have primary and secondary sources for other critical components. We have evaluated our core competencies and identified additional outsourcing opportunities which we are now actively pursuing.

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

Solar Turbines Incorporated, a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture cores ourselves. In June 2001, we started to manufacture recuperator cores. Recuperator cores using the Solar technology, which we make and sell, are subject to a per-unit royalty fee. As of March 31, 2007, cumulative royalties of $0.1 million have been paid under the terms of the agreement.

Research and Development (“R&D”)

For fiscal years ended March 31, 2007, 2006 and 2005, R&D expense was $9.4 million, $11.0 million, and $11.8 million and was 45%, 46% and 69% of total revenue, respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

The Advanced Power Server is Capstone’s latest product aimed at providing customers a complete distributed generation solution.  A number of built-in dispatch algorithms have been developed in this latest design for starting/stopping and adjusting the power output of multiple microturbine systems.  A common interface to building management systems is provided using commercial off-the-shelf Programmable Logic Controller devices.  This new Advanced Power Server (APS) provides customers an integrated solution for dispatching microturbines and monitoring or controlling other balance of plant equipment.

Our 65-kilowatt MicroTurbine systems are the first microturbines to be certified by Underwriters Laboratories Inc. (UL) to the latest UL 1741 interconnection standards that became effective May 7, 2007. The UL 1741 standard, “Inverters, Converters, Controllers, and Interconnection Systems for use with Distributed Energy Resources” was revised on November 7, 2005 to incorporate the July 2005 revision of the international standard IEEE 1547.1 “Standard Conformance Test Procedures for Equipment Interconnecting Distributed Resources with Electric Power Systems.” To comply with the new standard, a rigorous battery of tests was conducted to ensure that the Capstone inverter technology meets power quality, protective relay, lightning strike and safety requirements.  Statewide utility interconnection requirements, including California Rule 21 and New York State Public Service Commission rules, have adopted the UL 1741 standard. The UL 1741 standard facilitates customer installation of Capstone MicroTurbines in targeted regions such as California and New York.

California emissions standards for distributed generation equipment changed January 1, 2007 to the new CARB 2007 emissions standard.  Certification to this standard allows generators to be installed in most of the major air quality management districts in California without regular on-site emissions testing.  To date, only microturbines and fuel cells have been certified to this new standard which requires extremely low emissions levels for distributed generation equipment.  Capstone enhanced its C65 microturbine to meet CARB 2007 with co-funding from the Department of Energy (“DOE”).  We have completed third party testing and are in the process of submitting the necessary documents to CARB for final approval.

Our most recent significant R&D activity has been the C200 microturbine—a 200-kilowatt, higher efficiency product. We worked with the Department of Energy on its “Advanced Microturbine System” program and received funding for some of the associated development efforts for the C200. To date, the C200 beta testing has demonstrated performance to design objectives with reliability.  We are in discussion with several potential partners to provide additional funding and/or development support to complete the commercialization of the C200.

As a result of our planning efforts, we have developed a prioritized list of new and enhanced products to be developed and released to the market. These products will provide new solutions to customers in selected markets and new technologies that we believe will maintain Capstone’s leadership role in the industry.

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

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 95 U.S. and 26 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2024.

We believe that a policy of protecting intellectual property is an important component of our strategy of being the leader in microturbine system technology and will provide us with a long-term competitive advantage. In addition, we implement security procedures at our plants and facilities and have confidentiality agreements with our suppliers, distributors, employees and certain visitors to our facilities.

Organization and Employees

We were organized in 1988. On June 22, 2000, we reincorporated as a Delaware corporation.

As of March 31, 2007 we employed 195 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

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

The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10 K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price if any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this report on Form 10-K, our quarterly reports on Form 10-Q and other documents filed by us from time to time.

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

Our sales efforts may not achieve our intended targets with regards to the New York market and, therefore, may not generate the net revenue we anticipate. As a result of our corporate strategies, we decided to focus resources on the New York market to support the sales that may result from the approval of the New York City Department of Buildings’ MEA application for listing our product on the MEA Index. Though we received our MEA approval from the New York City Department of Buildings MEA Division and the New York Fire Department on May 24, 2006, certain applications of our products will require further approval and there can be no assurance that our focus on, or our near-term plans for the New York market will be successful.

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

We do not have a definitive agreement with Broad USA, Inc. to develop jointly fully integrated cogeneration (CCHP) systems, and this relationship is subject to negotiation and execution of a definitive agreement and may not result in an increase in sales.

We have publicly announced that we have negotiated and signed a Memorandum of Understanding (“MOU”) with Broad USA, Inc. to jointly develop fully integrated cogeneration (CCHP) systems. The basis of the agreement will synchronize the two companies’ products to follow a standardization of on-site power and CCHP solutions. We do not have a definitive agreement with Broad USA, Inc., and no assurance can be given that we will reach such an agreement. If we enter into such an agreement, our sales efforts may not achieve intended targets with regards to the anticipated relationship with Broad USA, Inc. and therefore may not generate the net revenue we anticipate.

We may not be able to retain or develop OEMs, distributors or dealers in our targeted markets, in which case our sales would not increase as expected.

In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise or better access to those markets. We believe that retaining or developing strong OEMs, distributors or dealers in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. Because of OEMs’, distributors’ and dealers’ relationships in their respective markets, the loss of a OEM, distributor or dealer could adversely impact the ability to penetrate our target market. We offer our OEMs, distributors and dealers a stated discount from list price for the products they purchase. In the future, to attract and retain OEMs, distributors and dealers, we may provide volume price discounts or otherwise incur significant costs that may reduce the potential profitability of these relationships. We may not be able to retain or develop appropriate OEMs, distributors or dealers on a timely basis, and we cannot provide assurance that the OEMs, distributors or dealers will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in our being unable to enter into other arrangements at a time when the OEM, distributor or dealer with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot provide assurance that we will be able to negotiate collaborative relationships on favorable terms or at all. The inability of the Company to have appropriate distribution in our target markets may adversely affect our financial condition and results of operations.

A significant customer may not achieve its forecasted sales growth, and we gave it notice of certain breaches of contract that have not been cured and could result in termination of our agreement with this customer.

Sales to UTC Power, LLC (“UTCP”), an affiliate of United Technologies Corporation, accounted for approximately 12% and 17% of our net revenue for the years ended March 31, 2007 and 2006. Our OEM agreement with UTCP permits UTCP to package the Capstone microturbine products with chillers and heat exchange equipment manufactured by UTCP and to sell and service the integrated CCHP units. UTCP’s performance as it relates to engineering, installation and provision of after-market service could have a significant impact on our reputation and products. On September 11, 2005, we gave notice to UTCP, pursuant to our OEM agreement, of certain breaches of the OEM agreement by UTCP, including failure to meet sales targets for the year. With respect to most of the breaches, UTCP had ninety (90) calendar days following its receipt of the notice in which to cure the breaches. We could elect to terminate the OEM agreement if UTCP fails to cure the breaches. While we believe that UTCP has not yet cured some key breaches of the agreement, we have continued to work with UTCP and have encouraged UTCP to resolve the underlying causes of the breaches. Meanwhile, we are continuing to do business with UTCP under the OEM agreement, and we have not terminated the agreement. If this relationship is terminated, we will honor sales orders committed to prior to the date of termination in accordance with the OEM agreement; however, our near-term sales, cash flow and profitability could be adversely affected. Furthermore, while this relationship is important to us, UTCP has not and may not achieve its forecasted sales growth, which could affect our ability to meet our sales, cash flow and profitability targets.

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

Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air and occupational health and safety. Regulatory agencies may impose special requirements for the implementation and operation of our products or that may significantly affect or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. For example, the California Air Resources Board (“CARB”) has recently determined that the CARB 2007 standards are applicable to microturbines as of January 1, 2007. We have not yet been able to achieve compliance with these new standards. Until we are able to produce microturbines in compliance with these standards our customers in certain parts of California would have to receive air emission permits before installation of a Capstone microturbine. In addition, the addressable market will be reduced in certain parts of California as customers will not be allowed to apply for air emissions permits to install a Capstone microturbine. This will have an effect on installations and add incremental cost to the customer. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all. There is no assurance that we will achieve compliance with the new standards. Non-compliance with the new standards could have a material adverse effect on our operating results.

The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may cause rule changes that may reduce or eliminate some of the advantages of such deregulation and restructuring. We cannot determine how any deregulation or restructuring of the electric utility industry may ultimately affect the market for our microturbines.

Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines. Any reduction or termination of such programs could increase the cost to our potential customers, making our systems less desirable, and thereby adversely affect our revenue and potential profitability.

In addition, the State of California Self-Generation Incentive Program Level 3 (Non-Renewable / Non-Solar) is scheduled to expire in December 2007. If the efforts to extend these credits are not successful, our customers would lose the benefit of these incentives, thus reducing the economic benefits for California customers and depriving them of a significant incentive for purchases of microturbines. Loss of this incentive could cause a material adverse effect on our operating results.

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

As we continue to improve the quality and lower the total costs of ownership of our products, we may require engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive. Despite our continuous quality improvement initiatives, we may not meet customer expectations. Any significant quality issues with our products could have a material adverse effect on our rate of product adoption, results of operations and financial condition. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use, our products may perform below expectations. Any significant performance below expectations could adversely affect our operating results and financial condition and affect the marketability of our products.

We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results and financial condition. Further, we have at times undertaken programs to enhance the performance of units previously sold. These enhancements have at times been provided at no cost or below our cost. If we choose to offer such programs again in the future, such actions could result in significant costs.

We depend upon the development of new products and enhancements of existing products.

Our operating results depend on our ability to develop and introduce new products, or enhance existing products and to reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of the products, differentiation of products from those of our competitors, meeting changing customer requirements, emerging industry standards and market acceptance of these products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

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

Some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers, or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventories based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation. We also outsource certain of our components internationally and expect to increase international outsourcing of components. As a result of outsourcing internationally, we may be subject to delays in delivery due to the timing or regulations associated with the import/export process, delays in transportation or regional instability.

Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our potential profitability.

The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition and results of operations would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary from period to period.

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

Since March 31, 2005, we have remediated the three material weaknesses. We cannot provide assurance that our system of internal controls will be effective in the future as our operations and control environment change. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, our financial reporting may be inaccurate. If reporting errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. These results could adversely affect our financial results or the market price of our common stock.

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

The Company also leases space from CapGen CHP, Inc. in connection with our facility located in Brooklyn, New York. We lease approximately 47,500 square feet of space to accommodate offices, warehousing and manufacturing and light component assembly work. This lease expires in October 2010.

We believe our facilities are adequate for our current needs.

Item 3.                          Legal Proceedings.

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  The Plaintiffs have continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that have been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  Because of the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

Item 4.                          Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our stockholders during the fourth quarter of the year ended March 31, 2007.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is publicly traded on the Nasdaq Global Market under the symbol “CPST”. The following table sets forth the low and high sales prices for each period indicated.

	High	Low
Year Ended March 31, 2005:
First Quarter	$3.52	$1.34
Second Quarter	$2.25	$1.42
Third Quarter	$2.10	$1.49
Fourth Quarter	$1.90	$1.49
Year Ended March 31, 2006:
First Quarter	$1.59	$0.89
Second Quarter	$5.89	$1.25
Third Quarter	$4.50	$2.25
Fourth Quarter	$3.99	$2.96
Year Ended March 31, 2007:
First Quarter	$4.47	$2.20
Second Quarter	$2.52	$1.24
Third Quarter	$1.75	$1.21
Fourth Quarter	$1.25	$0.75

As of June 6, 2007, the last reported sale price of our common stock on the Nasdaq Global Market was $1.00 per share.

Stockholders

As of June 6, 2007 there were 957 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

None.

Item 6.                          Selected Financial Data.

The selected financial data shown below have been derived from the audited financial statements of Capstone. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. On December 12, 2003, we changed our fiscal year end from December 31 to March 31. As such, selected financial data appears below for the Company’s three months transition period of January 1, 2003 to March 31, 2003. The period from April 1, 2003 to March 31, 2004 is referred to herein as Fiscal 2004 and thereafter, the fiscal year designation refers to the twelve-month period ending in March of the stated fiscal year.

Amounts in thousands, except per share data.

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,
	2007	2006	2005	2004	2003	2002
Statement of Operations:
Net revenue	$21,018	$24,103	$16,968	$12,607	$2,782	$19,529
Cost of goods sold	26,045	34,563	25,545	30,446	5,167	42,189
Gross loss	(5,027)	(10,460)	(8,577)	(17,839)	(2,385)	(22,660)
Operating costs and expenses:
Research and development	9,374	11,019	11,761	11,221	1,006	6,966
Selling, general and administrative	24,615	27,741	20,782	19,779	4,610	31,190
Impairment loss on marketing rights	—	—	—	—	—	15,999
Loss from operations	(39,016)	(49,220)	(41,120)	(48,839)	(8,001)	(76,812)
Net loss	$(36,728)	$(47,073)	$(39,449)	$(47,739)	$(7,635)	$(74,355)
Net loss per share of common stock—basic and diluted	$(0.32)	$(0.50)	$(0.47)	$(0.58)	$(0.09)	$(0.95)

	As of March 31,					As of December 31,
	2007	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$60,322	$58,051	$63,593	$102,380	$132,584	$140,310
Working capital	72,103	60,099	61,562	95,602	135,590	139,948
Total assets	97,003	89,717	95,190	136,545	176,801	187,191
Capital lease/note payable obligations	46	66	83	595	2,009	2,496
Long-term liabilities	561	626	1,002	1,149	1,277	1,325
Stockholders’ equity	81,785	71,628	76,678	115,443	160,568	168,182
Total liabilities and stockholders’ equity	$97,003	$89,717	$95,190	$136,545	$176,801	$187,191

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

Overview

Capstone is, and has been, the market leader in microturbines based on the number of microturbines sold. However, the adoption rate for our products has been slower than originally anticipated. We believe that the following key factors contributed to this result: inadequate technology robustness and solution-specific engineering, installation, commissioning and service work; market approach; new technology adoption barriers; Capstone’s R&D focused culture and constrained capital spending as a result of the general economic conditions. The performance of our early-generation microturbines was inconsistent. While some units performed as expected, others did not. These performance inconsistencies have been identified as coming from the product itself and from inappropriate application and inadequate installation and service work. Contributing to these challenges, our historical market approach was to emphasize sales volume primarily rather than sales with higher contribution margins. This historical focus on volume introduced high variability in the configurations sold, types of applications, system installations and customer requirements. In addition, new technologies traditionally encounter adoption barriers. An important means to overcome adoption barriers is to fully meet customers’ needs and develop groups of customers who provide good references for potential new customers in their specific markets. Capstone’s widespread approach to marketing  did  not  provide  for  depth  of  referencing  in  any  given market. While these types of challenges are not unusual for new companies, we believe Capstone’s historically R&D-focused business structure and culture prohibited us from adequately addressing necessary changes. Capstone is undergoing a period of transition.

Our current management team has approximately sixty years of experience in distributed generation and co-generation with the addition of our new Chief Executive Officer, Executive Vice President of Sales & Marketing and Senior Vice President of Customer Service. This team has successfully sold competing products including GE Jenbacher, Caterpillar, Deutz, Waukesha and other microturbines.

We continue to focus on our customers, learning from them what we need to do to improve our delivery of products and services. We continue to implement the necessary changes to transition from an R&D-focused company and culture to a business that is focused on customers and operational excellence.  Engineering projects are approved based on market requirements and decisions to move forward on projects are tied to our financial goals. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets.

In order to increase volume and reduce cost, we are focusing our efforts in vertical markets that we expect to generate repeat business for the Company. To support our opportunities to grow in these target markets, we continue to enhance the reliability of our products’ performance through a multi-faceted approach. We developed new processes and enhanced training to assist those who apply, install and use our products, and we improved the products themselves.

An overview of our direction, targets and key initiatives follows:

1)                Focus on Vertical Markets—Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (CHP and CCHP, resource recovery and secure power), we identify specific targeted vertical market segments. Within each of these markets, we identify what we believe to be the critical factors to penetrating these markets and have based our plans on those factors.

During Fiscal 2007, we booked orders for 13.5 megawatts and shipped 15.6 megawatts of products, resulting in 5.5 megawatts in backlog at the end of the fiscal year. Our actual product shipments in Fiscal 2007 were: 42% for use in CHP applications, 12% for use in CCHP applications and 37% for use in resource recovery applications. Other markets (including secure power) were 9%.

2)                Sales and Distribution Channel— We seek out distributors, dealers and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 16 distributors and 5 dealers. Internationally, outside of North America, we currently have 27 distributors and 2 dealers. We continue to refine the distribution channels to address our specific targeted markets.

3)                Geographic Focus—Within the United States, our focus is on California and the Northeast. We use our corporate headquarters to serve the California market and our sales and service office in New York to expand our penetration in the Northeastern market. Based on our belief that the European countries and Russia will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005 and an office in Nottingham, England in Fiscal 2007. Accordingly, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Throughout Asia we are focusing resources on increased distribution channels to the market with the expectation that China will become a significant market in the years ahead.  Additionally, we have established an office in Mexico.

4)                Service— During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2007, we continued to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service. Service revenue in Fiscal 2007 was approximately 4% of total revenue. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

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

We believe that execution in each of these key areas will be necessary to continue Capstone’s transition from an R&D focused company with a promising technology and early market leadership to achieving positive cash flow with growing market presence and improving financial performance. Based on the progress we have achieved, we have established a goal to achieve cash flow positive between March and December 2008.

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

•       We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required.

•       We have a history of unprofitable operations. These losses generated significant federal and state net operating loss (“NOL”) carryforwards. SFAS No. 109, “Accounting for Income Taxes” requires that we record a valuation allowance against the net deferred income tax assets associated with these NOLs if it is “more likely than not” that we will not be able to utilize them to offset future income taxes. Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, a valuation allowance has been provided against all of our net deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward.

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

•       Our adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of Fiscal 2007 requires that we recognize stock-based compensation expense associated with stock options in the statement of operations, rather than disclose it in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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

Results of Operations

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Revenue

Revenue is reported net of sales returns and allowances. Revenue for the year ended March 31, 2007 decreased $3.1 million, or 13%, to $21.0 million from $24.1 million for the year ended March 31, 2006.  Revenue from microturbine product shipments decreased $3.7 million, or 19.7%, to $15.1 million during Fiscal 2007 from $18.8 million for Fiscal 2006. Shipments of microturbine units were 15.6 megawatts during Fiscal 2007 compared with 23.0 megawatts for Fiscal 2006. Revenue from accessories, parts and service for Fiscal 2007 increased $0.6 million to $5.9 million from $5.3 million for Fiscal 2006. Included in the overall revenue decline was a $2.0 million decrease in revenue from the North American market and a $1.7 million decrease in revenue from the Asian market primarily the result of a decline in the activity of one distributor in each market. While sales have not increased at the expected rate, we continue to pursue market penetration through the use of worldwide distributors and our direct sales resources.

Two customers accounted for 16% and 12% of revenue for the year ended March 31, 2007, respectively. For the year ended March 31, 2006, three customers accounted for 17%, 14% and 10% of revenue, respectively. Banking Production Centre accounted for 16% and 10% of revenues for the year ended March 31, 2007 and 2006, respectively. UTC accounted for 12% and 17% of revenue for year ended March 31, 2007 and 2006, respectively.

Gross Loss

Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $5.0 million, or 24% of revenue, for the year ended March 31, 2007 compared to $10.5 million, or 43% of revenue, for the year ended March 31, 2006. The decrease in the gross loss and corresponding improvement in the gross loss percentage reflects a change in product mix with increased sales of higher margin C60 Series units and reduced manufacturing costs of $2.2 million as well as higher absorption of overhead costs into ending inventory of $0.9 million and reduced inventory charges for excess, obsolete and scrapped inventory of $3.9 million offset by increased warranty charges of $1.4 million. Warranty expense for unit shipments decreased $1.1 million as a result of lower volumes and improvements that have been made through engineering design changes and product robustness.  This decrease was offset by an increase of $2.5 million because of higher estimated costs of several reliability repair programs related to changes in the expected condition of the units that need repair. These changes have been evidenced by increased costs of repair work performed in the current year. These changes in program estimates are recorded in the period that new information, such as design changes, product enhancements and repair costs, becomes available.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. Additionally, other contributions to profitability include initiatives to further reduce direct material costs and reductions in other manufacturing and warranty costs.

Research and Development Expenses

Research and development (“R&D”) expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and material costs associated with development. R&D expenses decreased $1.6 million, or 15%, to $9.4 million for the year ended March 31, 2007 from $11.0 million for the year ended March 31, 2006. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE funding. The net decrease in R&D spending is the result of decreased development hardware and supplies costs for various engineering projects of $0.8 million as well as decreases in labor and consulting spending of $1.5 million, facilities expenses of $0.3 million, other expenses of $0.1 million, offset by increases in allocated overhead costs of  $0.4 million and a decrease in benefits from cost-sharing programs of $0.7 million. Included in the net decrease in labor and consulting spending for the year ended March 31, 2007 were $0.2 million of non-cash stock compensation charges. There were no such charges for the same period in the prior year. The non-cash stock compensation charge resulted from the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007.  Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2008 to be lower than in Fiscal 2007. This change is expected to occur as a result of increased cost-sharing programs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include compensation and related expenses in support of our general corporate and sales functions, which include facilities, human capital, finance and accounting, shareholder relations, information systems and legal services. SG&A expenses decreased $3.1 million, or 11%, to $24.6 million for the year ended March 31, 2007 from $27.8 million for the year ended March 31, 2006. Included in SG&A expenses for the year ended March 31, 2007 was $2.3 million of non-cash stock compensation, compared to $1.0 million for the same period last year.  This increase is a result of the Company’s adoption of SFAS 123(R) during the first quarter of Fiscal 2007.  Other SG&A expenses decreased $4.5 million compared to the prior year.  Included in the SG&A decrease was $1.9 million related to legal settlement costs incurred in the prior year, $2.0 million related to reduced professional services including legal, accounting and insurance, labor and related costs of $0.6 million, consulting fees of $0.5 million and marketing costs of $0.3 million, offset by increased facilities costs of $0.3 million, bad debt expense of $0.3 million and other administrative expenses of $0.2 million. We expect SG&A costs in Fiscal 2008 to be slightly lower than Fiscal 2007.

Interest Income

Interest income for the year ended March 31, 2007 increased $0.2 million, or 7%, to $2.3 million from $2.1 million for the same period last year. The increase during the current period was attributable to increased investment yields over the same period last year, offset by lower average cash balances during the year ended March 31, 2007. We expect interest income to decline for the year ending March 31, 2008 as we continue to use cash to support our operations.

Income Tax Provision

At March 31, 2007, we had federal and state net operating loss carryforwards of approximately $433.6 million and $290.8 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $183.3 million at March 31, 2007 as the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2006, the net deferred tax asset was fully reserved.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Revenue

Revenue increased $7.1 million, or 42%, to $24.1 million for the year ended March 31, 2006 from $17.0 million for the year ended March 31, 2005, reflecting increased demand across products, parts, accessories and service in Fiscal 2006 resulting from increased market acceptance. Shipments during the period ended March 31, 2006 were 23.0 megawatts compared with 16.5 megawatts in the prior period. The overall revenue increase also reflects a product mix price change towards higher priced units. Revenue from parts and service for the year ended March 31, 2006 increased $1.4 million, or 36%, to $5.3 million from $3.9 million for the year ended March 31, 2005.

Three customers accounted for 17%, 14% and 10% of the Company’s net revenue, respectively, for the year ended March 31, 2006, totaling approximately 41%. For Fiscal 2005, one customer accounted for approximately 15% of revenue. UTC accounted for 17% and 15% of revenue for the years ended March 31, 2006 and 2005, respectively. Banking Production Centre accounted for 10% and 7% of revenue for the years ended March 31, 2006 and 2005, respectively. For the years ended March 31, 2006 and 2005, our top ten customers generated approximately 71% and 62%, respectively, of total revenue. This demonstrates that we continued to build strength in our distribution channel and the performance of our distribution base reflects the strategy we undertook at the beginning of Fiscal 2005. This strategy included focusing on target markets we believed held greater prospects for improved sales and improving the distribution channel. The change in the distribution channel entailed terminating some of the previously existing agreements and entering into new agreements with distributors and dealers we believed would be capable of growing sales in our targeted markets. Our efforts to develop our target markets in concert with a more productive base of distributors and dealers yielded the improved sales in Fiscal 2006 over Fiscal 2005.

Late in Fiscal 2006, we increased our product sales prices an average of approximately 7% in response to our increasing costs for commodity metals.

Gross Loss

The gross loss was $10.5 million, or 43% of revenue, for the year ended March 31, 2006 compared to $8.6 million, or 51% of revenue, for the year ended March 31, 2005. The improvement in the gross loss percentage reflected the operating leverage of increased revenue over fixed manufacturing costs. The operating leverage benefits were offset by increased inventory valuation charges of $2.5 million and increased total warranty expense of $1.4 million, compared to Fiscal 2005. However, warranty expense for unit shipments decreased approximately $2.0 million as a result of improvements that were made through engineering design changes and product robustness. The amount of the net increase in warranty expense in Fiscal 2006 over Fiscal 2005 was primarily the result of the benefit of $4.1 million recorded in Fiscal 2005 resulting from design changes and product enhancements. Throughout Fiscal 2005, we experienced reductions in the accruals for preexisting warranties and the reliability repair programs. The reductions in the preexisting warranties and the reliability repair programs arose because of improvements that were made through engineering design changes. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates of several reliability enhancement programs. These changes in program estimates are recorded when we have statistically valid evidence that product changes are altering the historical failure occurrence rates. The increased inventory valuation charges during the fiscal year ended March 31, 2006 were net of a benefit of $0.3 million recognized during the fiscal year ended March 31, 2005 for the use of previously fully written-down recuperator cores.

Research and Development Expenses

R&D expenses decreased $0.8 million, or 6%, to $11.0 million for the year ended March 31, 2006 from $11.8 million for the year ended March 31, 2005. R&D expenses are reported net of benefits from cost sharing programs. These benefits were $2.5 million in Fiscal 2006 compared to $0.5 million in Fiscal 2005. The benefits from cost sharing programs vary from period-to-period depending on the phases of the related programs. Our remaining funding under the DOE Advanced Microturbine System program was approximately $6.1 million as of March 31, 2006.

Selling, General and Administrative Expenses

SG&A expenses increased $6.9 million, or 33%, to $27.7 million for the year ended March 31, 2006 from $20.8 million for the year ended March 31, 2005. Of the increased SG&A expenses between years, approximately $2.0 million of the increase related to a Settlement Agreement with Interstate Companies, Inc. Additionally, $0.9 million of the increase related to consulting costs, $1.1 million was the result of legal and accounting fees and $0.5 million related to severance expense. Approximately $0.7 million of the increase was for marketing expense and $1.0 million was for labor related costs, including salaries, recruitment and relocation expenses to support our continuous process improvement throughout the organization. Additionally, $0.3 million of the increase related to increased facility maintenance costs and $0.4 million was the result of increased other administrative costs.

Interest Income

Interest income for Fiscal 2006 increased $0.8 million, or 60%, to $2.1 million from $1.3 million for Fiscal 2005. The increase during Fiscal 2006 was attributable to higher cash balances as a result of the $39.2 million in net proceeds from the October 2005 equity offering in addition to increased investment yields over the same period.

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

Amounts in thousands, except per share data

	Year Ended March 31, 2007				Year Ended March 31, 2006
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue	$5,791	$5,715	$2,946	$6,566	$7,551	$7,040	$5,705	$3,807
Cost of goods sold	6,770	6,191	5,282	7,802	10,778	9,793	6,768	7,224
Gross loss	(979)	(476)	(2,336)	(1,236)	(3,227)	(2,753)	(1,063)	(3,417)
Operating costs and expenses:
R&D	1,955	2,021	2,592	2,806	3,093	3,093	2,728	2,105
SG&A	6,273	6,366	6,061	5,915	6,171	9,045	6,788	5,737
Loss from operations	(9,207)	(8,863)	(10,989)	(9,957)	(12,491)	(14,891)	(10,579)	(11,259)
Net loss	$(8,524)	$(8,453)	$(10,419)	$(9,332)	$(11,828)	$(14,181)	$(10,199)	$(10,865)
Net loss per common share—basic and diluted	$(0.06)	$(0.08)	$(0.10)	$(0.09)	$(0.12)	$(0.14)	$(0.12)	$(0.13)

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Based on our current forecasts and assumptions, we believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We have invested our cash in an institutional fund that invests in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances increased $2.3 million during the year ended March 31, 2007, inclusive of $42.4 million of proceeds from our direct stock placement, compared to a decline of $5.5 million for the year ended March 31, 2006. The cash was used in:

Operating Activities—During the year ended March 31, 2007 we used $40.4 million in cash in our operating activities, which primarily consisted of a net loss for the period of approximately $36.7 million, offset by non-cash adjustments (primarily depreciation, warranty and inventory charges) of $9.9 million and cash used for working capital of approximately $13.6 million. This compared to operating cash usage of $45.5 million during the year ended March 31,

2006, which consisted of a net loss for the period of approximately $47.1 million, offset by non-cash adjustments (primarily depreciation and impairment charges) of $9.7 million and cash used for working capital of approximately $8.1 million. This reduction in net loss for Fiscal 2007 from Fiscal 2006 is primarily attributable to cost control measures. The change in working capital between periods is primarily attributable to inventory which has increased from purchases made in anticipation of expected future demands.  Additionally, the change is attributable to a $1.9 million decrease in accounts receivable resulting primarily from lower sales occurring at the end of the period compared with the prior year and an improvement in days of sales outstanding, and offset by $2.4 million cash used for payments on accounts payable and accrued expenses. Both last year and this year, increase in inventories resulted in the use of working capital. Warranties used cash in each period due to increased cost for reliability campaigns. Net cash used for warranties was $2.6 million in Fiscal 2007 and $2.4 million in Fiscal 2006.

Investing Activities—Net cash used in investing activities, primarily resulting from the acquisition of fixed assets, was $1.4 million and $1.1 million for the years ended March 31, 2007 and 2006, respectively. Our cash usage for investing activities has been relatively low related to capital expenditures.

Financing Activities—During the year ended March 31, 2007, we generated $44.2 million from financing activities as compared to cash generated in Fiscal 2006 of $41.1 million. The funds generated from financing activities in the year ended March 31, 2007 were primarily the result of a direct placement of the Company’s common stock, which was completed effective January 24, 2007. Pursuant to the offering, we issued a total of 40 million shares of common stock and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, resulting in gross proceeds of approximately $45.6 million, and incurred approximately $3.2 million in direct costs. The funds generated from financing activities in the year ended March 31, 2006 were primarily the result of a registered offering of the Company’s common stock, which was completed effective October 21, 2005. Pursuant to the offering, we issued a total of 17 million shares of common stock, resulting in gross proceeds of approximately $41.4 million, and incurred approximately $2.2 million in direct costs. The exercise of stock options and employee stock purchases yielded $1.7 million in cash for the year ended March 31, 2007 as compared with $1.8 million in Fiscal 2006. Repayments of capital lease obligations used $20,000 during the year ended March 31, 2007 as compared with $17,000 in the prior year because the leases were substantially paid down during Fiscal 2006.

We anticipate that as a result of our efforts to build sales and margins while controlling costs we will lower our cash usage. Our goal for the year ending March 31, 2008 is to use less cash for operating and investing activities than in Fiscal 2007.

Contractual Obligations and Commercial Commitments

At March 31, 2007, our commitments under the notes payable and non-cancelable operating leases were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
	(in Thousands)
Contractual Obligations:
Notes payable	$47	$19	$28	$—	$—
Operating lease commitments	$7,248	$2,065	$5,183	$—	$—

As of March 31, 2007, we had firm commitments to purchase inventories of approximately $6.3 million. Inventory delivery dates and related payments are not firmly scheduled. Therefore, amounts under these firm purchase commitments will be due concurrent with the receipt of the related inventories.

In 2000, the DOE awarded us $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award was to be distributed during the project period September 28, 2000 through July 1, 2005. In April 2005, the DOE amended the agreement and added a task to develop an Ultra-Low Emissions Microturbine. The award was increased to a total of $17.7 million and the project period was extended through December 31, 2008. The program is estimated to cost a total of $31.7 million over the eight year period, which would therefore require us to incur approximately $18.2 million of the total R&D expenditures under this program. We billed the DOE under this agreement a cumulative amount of $13.4 million through March 31, 2007. Our remaining funding under this program is approximately $4.3 million as of March 31, 2007 which would require us to provide at least $6.2 million of additional R&D expenditures.

In 2001, we were awarded a $3.0 million grant from the DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million, which would therefore require us to incur approximately $2.5 million of the total R&D expenditures under this program. We billed the DOE under this contract a cumulative amount of $1.3 million through March 31, 2007. Our remaining funding under this program is approximately $3.0 million as of March 31, 2007 which would require us to provide at least $4.3 million of our own R&D expenditures. However, we do not expect to continue work under this specific project.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Impact of Recently Issued Accounting Standards

In January 2007, the Financial Accounting Standards Board  (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are evaluating any impact that the adoption of this pronouncement may have on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating any impact that the adoption of this pronouncement may have on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” Because of diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006; therefore, we adopted this interpretation during the fourth quarter of Fiscal 2007. Adopting SAB 108 did not have a material impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition   This interpretation is effective for fiscal years beginning after December 15, 2006.  We will adopt FIN 48 as of April 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We not expect that the adoption of FIN 48 will have a significant impact on our consolidated financial position or results of operations.

Item 7A.                 Quantitative and Qualitative Disclosure About Market Risk.

Foreign Currency

We currently develop products in the U.S. and market and sell our products predominantly in North America, Europe and Asia. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and purchases are currently made in U.S. dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. In the future, as our customers, employees and vendor bases expand, we anticipate entering into more transactions that are denominated in foreign currencies.

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

In connection with the preparation of this Annual Report on Form 10-K as of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2007 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been attested to and reported on by Deloitte & Touche LLP, our independent registered public accounting firm. The independent registered accounting firm’s attestation report follows. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2007 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Capstone Turbine Corporation and subsidiary (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007 of the Company and our report dated June 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective April 1, 2006.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
June 13, 2007

Item 9B.                 Other Information.

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference from Capstone’s definitive proxy statement for its 2007 annual meeting of stockholders, scheduled to be held on August 24, 2007.

Item 11.                   Executive Compensation.

The information required by this Item 11 is incorporated by reference from Capstone’s definitive proxy statement for its 2007 annual meeting of stockholders, scheduled to be held on August 24, 2007.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item 12 is incorporated by reference from Capstone’s definitive proxy statement for its 2007 annual meeting of stockholders, scheduled to be held on August 24, 2007.

Item 13.                   Certain Relationships, Related Transactions and Director Independence.

The information required by this Item 13 is incorporated by reference from Capstone’s definitive proxy statement for its 2007 annual meeting of stockholders, scheduled to be held on August 24, 2007.

Item 14.                   Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference from Capstone’s definitive proxy statement for its 2007 annual meeting of stockholders, scheduled to be held on August 24, 2007.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules.

(a) 1. and 2.                             Financial statements and financial statement schedule

The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a) 3.                  Index to Exhibits.

Exhibit Number	Description
3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone.
3.2(13)	Amended and Restated Bylaws of Capstone.
4.1(2)	Specimen stock certificate.
4.2(16)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.
4.3(19)	Form of Warrant
9.1(2)	Investor Rights Agreement.
9.2(2)	Amendment No. 1 to Investors Rights Agreement.
9.3(3)	Amendment No. 2 to Investors Rights Agreement.
9.4(3)	Amendment No. 3 to Investors Rights Agreement.
10.1(2)	Lease between Capstone and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.
10.2(2)	1993 Incentive Stock Option Plan.
10.3(2)	Employee Stock Purchase Plan.
10.4(14)	Amended and Restated 2000 Equity Incentive Plan.
10.5(4)	Transition Agreement, dated August 2, 2000, by and between Capstone and Solar Turbines Incorporated.
10.6(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone.
10.7(6)	Lease between Capstone and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.
10.8(6)	Lease between Capstone and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.
10.9(5)	Deferred Compensation Plan of Capstone.
10.10(14)	Amended and Restated Capstone Change of Control Severance Plan.
10.11(7)	Stock Option Agreement with John Tucker dated August 1, 2003.
10.12(7)	Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003.
10.13(9)	Stock Option Agreement with Karen Clark dated January 29, 2002.
10.14(10)	Stock Option Agreement with Michael Redmond dated August 25, 2003.
10.15(10)	Stock Option Agreement with John Fink III dated August 25, 2003.
10.16(21)	Amendment to the Capstone Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003
10.17(11)	Amendment to the Capstone Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003.
10.18(16)	Rights Agreement with Mellon Investor Services LLC dated July 7, 2005.
10.19(12)	Inducement Stock Option Agreement with Walter J. McBride dated August 5, 2005.
10.20(12)	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan.
10.21(15)	Inducement Stock Option Agreement with Leigh L. Estus dated November 7, 2005.
10.22(13)	Subscription Agreement effective as of October 7, 2005 between Capstone and Monarch Pointe Fund, Ltd.
10.23(13)	Subscription Agreement effective as of October 7, 2005 between Capstone and Asset Managers International, Ltd.

10.24(15)	Inducement Stock Option Agreement with Walter J. McBride dated January 16, 2006.
10.25(20)	Consulting Agreement between Capstone and John R. Tucker, dated July 24, 2006.
10.26(17)	Lease Agreement dated October 15, 2005 with Addendum, dated September 27, 2006, with CapGen CHP, Inc.
10.27(18)	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006.
10.28(18)	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006.
10.29(18)	Letter Agreement between Capstone and Darren R. Jamison, dated December 1, 2006.
10.30(18)	Change of Control Severance Agreement between Capstone and Darren R. Jamison, effective December 18, 2006.
10.31(19)	Placement Agency Agreement with A.G. Edwards & Sons Inc., dated January 18, 2007.
10.32(19)	Form of Subscription Agreement.
10.33(1)	Letter Agreement between Capstone and James D. Crouse, dated January 31, 2007.
10.34(1)	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007.
10.35(1)	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007.
14.1(8)	Code of Business Conduct.
14.2(8)	Code of Ethics for Senior Financial Officers and Chief Executive Officer.
21.1(1)	Subsidiary List.
23.1(1)	Consent of Deloitte & Touche LLP.
24.1(1)	Power of Attorney (included in the signature page of this Form 10-K).
31.1 (1)	CEO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2 (1)	CFO’s Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO.

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

(6)    Incorporated by reference to Capstone’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
001-15957).

(7)    Incorporated by reference to Capstone’s Registration Statement on Form S-8 (File No. 333-107628).

(8)    Incorporated by reference to Capstone’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

(9)    Incorporated by reference to Capstone’s Registration Statement on Form S-8 filed on November 14, 2002 (File No. 333-101201).

(10)  Incorporated by reference to Capstone’s Registration Statement on Form S-8 filed on December 1, 2003 (File No. 333-110847).

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

(13)  Incorporated by reference to Capstone’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(14)  Incorporated by reference to Capstone’s Annual Report on Form 10-K for the year ended March 31, 2005 (File No. 001-15957).

(15)  Incorporated by reference to Capstone’s registration statement on Form S-8, dated February 1, 2006 (File No. 333-131431).

(16)  Incorporated by reference to Capstone’s Current Report on Form 8-K filed on July 8, 2005 (File No. 001-15957).

(17)  Incorporated by reference to Capstone’s Current Report on Form 8-K filed on July 24,  2006 (File No. 001-15957).

(18)  Incorporated by reference to Capstone’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(19)  Incorporated by reference to Capstone’s Current Report on Form 8-K filed on January 19, 2007 (File No. 001-15957).

(20)  Incorporated by reference to Capstone’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-15957).

(21)  Incorporated by reference to Capstone’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2007 and 2006	F-3
For the years ended March 31, 2007, 2006 and 2005:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2007, 2006 and 2005:
Schedule II—Valuation and Qualifying Accounts	F-23

Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiary (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also include a financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company adopted, effective April 1, 2006, Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 13, 2007

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2007	March 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$60,322	$58,051
Accounts receivable, net of allowance for doubtful accounts and sales returns of $789 in 2007 and $858 in 2006	3,514	5,869
Inventories	21,283	12,545
Prepaid expenses and other current assets	1,614	1,050
Total current assets	86,733	77,515
Property, plant and equipment, net	6,256	7,816
Non-current portion of inventories	3,005	3,113
Intangible asset, net	892	1,159
Other assets	117	114
Total	$97,003	$89,717
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,686	$8,144
Accrued salaries and wages	1,434	1,623
Accrued warranty reserve	6,554	6,998
Deferred revenue	937	632
Current portion of notes payable	19	19
Total current liabilities	14,630	17,416
Long-term portion of notes payable	27	47
Other long-term liabilities	561	626
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 144,512,997 shares issued and 143,961,789 shares outstanding at March 31, 2007; 103,521,829 shares issued and 102,970,621 shares outstanding at March 31, 2006	145	104
Additional paid-in capital	619,423	572,787
Accumulated deficit	(537,270)	(500,542)
Deferred stock compensation	—	(208)
Treasury stock, at cost; 551,208 shares at March 31, 2007 and 2006	(513)	(513)
Total stockholders’ equity	81,785	71,628
Total	$97,003	$89,717

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2007	2006	2005
Net revenue	$21,018	$24,103	$16,968
Cost of goods sold (includes stock-based compensation of $107, $0 and $0, for the periods presented, respectively)	26,045	34,563	25,545
Gross loss	(5,027)	(10,460)	(8,577)
Operating expenses:
Research and development (includes stock-based compensation of $232, $0 and $4, for the periods presented, respectively)	9,374	11,019	11,761
Selling, general and administrative (includes stock-based compensation of $2,369, $953 and $376, for the periods presented, respectively)	24,615	27,741	20,782
Total operating costs and expenses	33,989	38,760	32,543
Loss from operations	(39,016)	(49,220)	(41,120)
Interest income	2,292	2,143	1,338
Interest expense	(2)	(23)	(37)
Other income, net	—	29	372
Loss before income taxes	(36,726)	(47,071)	(39,447)
Provision for income taxes	2	2	2
Net loss	$(36,728)	$(47,073)	$(39,449)
Net loss per common share—basic and diluted	$(0.32)	$(0.50)	$(0.47)
Weighted average share used to calculate basic and diluted net loss per common share	113,770	93,638	84,378

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Deferred		Total
	Common Stock		Additional	Accumulated	Stock	Treasury	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Compensation	Stock	Equity
Balance, March 31, 2004	85,025,817	$85	$530,394	$(414,020)	$503	$(513)	$115,443
Stock-based compensation	—	—	157	—	—	—	157
Exercise of stock options and employee stock purchases	310,543	—	304	—	—	—	304
Stock awards to Board of Directors	43,086	—	76	—	—	—	76
Amortization of deferred stock compensation	—	—	—	—	147	—	147
Net loss				(39,449)			(39,449)
Balance, March 31, 2005	85,379,446	85	530,931	(453,469)	(356)	(513)	76,678
Stock-based compensation	—	—	680	—	—	—	680
Exercise of stock options and employee stock purchases	1,081,038	2	1,843	—	—	—	1,845
Stock awards to Board of Directors	61,345	—	126	—	—	—	126
Amortization of deferred stock compensation	—	—	—	—	148	—	148
Issuance of common stock, net of issuance costs	17,000,000	17	39,207	—	—	—	39,224
Net loss	—	—	—	(47,073)	—	—	(47,073)
Balance, March 31, 2006	103,521,829	104	572,787	(500,542)	(208)	(513)	71,628
Restricted stock awards cancellation	(125,000)	—	—	—	—	—	—
Stock-based compensation	—	—	2,428	—	208	—	2,636
Exercise of stock options and employee stock purchases	1,070,291	1	1,685	—	—	—	1,686
Stock awards to Board of Directors	45,877	—	71	—	—	—	71
Issuance of common stock, net of issuance costs	40,000,000	40	42,452	—	—	—	42,492
Net loss	—	—	—	(36,728)	—	—	(36,728)
Balance, March 31, 2007	144,512,997	$145	$619,423	$(537,270)	$—	$(513)	$81,785

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net loss	$(36,728)	$(47,073)	$(39,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,004	4,196	5,181
Impairment loss on fixed assets and manufacturing license	—	—	614
Provision for allowance for doubtful accounts and sales returns	488	322	57
Inventory write-down	1,372	3,388	744
Provision (benefit) for warranty expenses	2,182	760	(682)
Loss on disposal of equipment	175	72	24
Stock-based compensation	2,708	954	380
Changes in operating assets and liabilities:
Accounts receivable	1,867	(3,041)	963
Inventories	(10,002)	(3,783)	(4,062)
Prepaid expenses and other assets	(567)	(16)	187
Accounts payable and accrued expenses	(2,362)	2,187	963
Accrued salaries and wages and long term liabilities	(255)	(119)	(369)
Accrued warranty reserve	(2,626)	(2,429)	(2,346)
Deferred revenue	305	(890)	356
Net cash used in operating activities	(40,439)	(45,464)	(37,439)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,497)	(1,296)	(1,057)
Proceeds from sale of equipment	49	166	3
Net cash used in investing activities	(1,448)	(1,130)	(1,054)
Cash Flows from Financing Activities:
Repayment of notes payable and capital lease obligations	(20)	(17)	(598)
Exercise of stock options and employee stock purchases	1,686	1,845	304
Net proceeds from issuance of common stock	42,492	39,224	—
Net cash provided by (used in) financing activities	44,158	41,052	(294)
Net Decrease in Cash and Cash Equivalents	2,271	(5,542)	(38,787)
Cash and Cash Equivalents, Beginning of Year	58,051	63,593	102,380
Cash and Cash Equivalents, End of Year	$60,322	$58,051	$63,593
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$2	$23	$35
Income taxes	$2	$2	$2

Supplemental Disclosures of  Non-Cash Information:

During the years ended March 31, 2007 and 2006, the Company purchased $11,000 and $107,000 of equipment on accounts payable outstanding as of March 31, 2007 and 2006, respectively. Additionally, during the year ended March 31, 2005, the Company financed equipment acquisitions $96,000 through a note payable obligation.

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

Financial Instruments—The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value based on their short-term nature. The carrying value of notes payable approximates fair value due to the relatively short period of remaining terms for the same or similar debt instruments.

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

Warranty—The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has statistically valid evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Research and Development (“R&D”)—The Company accounts for grant distributions as offsets to R&D expenses and are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $1.8 million, $2.5 million and $0.5 million, for the years ended March 31, 2007, 2006 and 2005, respectively.

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

The Company sells only microturbines and related parts and service. Two customers accounted for 16% and 12% of the Company’s net revenue for the year ended March 31, 2007, totaling approximately 28%. Three customers accounted for 17%, 14% and 10% of the Company’s net revenue for the year ended March 31, 2006, totaling approximately 41%. One customer accounted for 15% of the Company’s net revenue for the year ended March 31, 2005. Accounts receivable included $0 , $1.6 million and $0.5 million for unpaid billings to the government under cost-sharing programs at March 31, 2007, 2006 and 2005, respectively. Additionally, three customers accounted for 19%, 15% and 11% of gross accounts receivable as of March 31, 2007, totaling approximately 45%. One customer accounted for 27% of gross accounts receivable as of March 31, 2006.

The Company’s production relies on metals, which are currently in high demand and therefore can be difficult or expensive to obtain. Additionally, several components of the Company’s products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accounting for doubtful accounts, depreciation and amortization, inventory write-downs, valuation of assets including intangible assets, product warranties, sales allowances, income taxes and other contingencies. Actual results could differ from those estimates.

Net Loss Per Common Share—Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable (i.e., subject to repurchase if the purchaser’s status as an employee or consultant terminates) are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2007, 2006 and 2005, were 10.3 million, 10.4 million and 9.0 million, respectively.

Stock-Based Compensation—On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock options issued to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the year ended March 31, 2007, 2006 and 2005 was $2.7 million, $1.0 million and $0.4 million, respectively. The impact of the adoption of SFAS 123(R) increased the net loss by $2.4 million and increased the basic and diluted net loss per common share by $0.02 for the year ended March 31, 2007.

As noted above, prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The Company also accounted for equity instruments issued to non-employees using the fair value at the date of grant as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” The following table illustrates the effect on stock-based compensation expense and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its employee and director stock option grants, stock purchases, restricted stock and stock awards for the years ended March 31, 2006 and 2005 (in thousands, except per share data):

	Year Ended March 31, 2006	Year Ended March 31, 2005

Net loss, as reported	$(47,073)	$(39,449)
Add: Stock-based employee and director compensation included in reported net loss	274	151
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(3,403)	(3,803)
Pro forma net loss	$(50,202)	$(43,101)

Net loss per share — Basic and Diluted:
As reported	$(0.50)	$(0.47)
Pro forma	$(0.54)	$(0.51)

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005
Risk-free interest rates	4.2%	3.6%
Expected lives (in years)	5.6	5.0
Dividend yield	—%	—%
Expected volatility	105.0%	109.0%
Weighted average volatility	105.0%	109.0%

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

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
United States	$10,222	$9,980	$8,859
France	86	3,399	886
Russia	3,385	2,525	1,106
Mexico	46	2,485	1,075
Japan	549	1,734	1,659
All others	6,730	3,980	3,383
Total Net Revenue	$21,018	$24,103	$16,968

Substantially all of the Company’s operating assets are in the United States.

New Accounting Pronouncements— In January 2007,  the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating any impact that the adoption of this pronouncement may have on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating any impact that the adoption of this pronouncement may have on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” Because of diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company adopted SAB 108 for the fiscal year ended March 31, 2007 and such adoption had no impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition   This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 as of April 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial position or results of operations.

3. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consist of the following as of March 31, 2007 and 2006:

	2007	2006
	(In thousands)
Raw materials	$17,581	$13,237
Work in process	1,086	705
Finished goods	5,621	1,716
Total	24,288	15,658
Less non-current portion	3,005	3,113
Current portion	$21,283	$12,545

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2007 and 2006 consisted of the following:

	2007	2006	Estimated Useful Life
	(In thousands)
Machinery, equipment, automobiles and furniture	$18.198	$18,493	2-10 years
Leasehold improvements	8,730	8,656	10 years
Molds and tooling	3,713	3,538	2-5 years
	30,641	30,687
Less, accumulated depreciation	(24,385)	(22,871)
Total property, plant and equipment, net	$6,256	$7,816

Depreciation expense was $2.7 million, $3.9 million and $4.9 million for the years ended March 31, 2007, 2006 and 2005, respectively.

5. Intangible Assets

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $0.9 million and $1.2 million for the years ended March 31, 2007 and 2006, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $0.3 million of amortization expense for each of the years ended March 31, 2007, 2006 and 2005. The manufacturing license is scheduled to be fully amortized by fiscal year 2011 with corresponding amortization estimated to be $0.3 million, $0.3 million, $0.3 million and $89,000 for fiscal years, 2008, 2009, 2010 and 2011, respectively.

In 2000, the Company entered into a Transition Agreement and Amended and Restated License Agreement with a supplier. Under the terms of the agreements, the Company acquired fixed assets and manufacturing technology, which provide the Company with the ability to manufacture recuperator cores previously purchased from the supplier, for $9.1 million. The agreements also require the Company to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $28,000, $54,000 and $23,000 were earned under the terms of the agreements for the years ended March 31, 2007, 2006 and 2005, respectively. No royalties were earned in prior periods. As a result of these agreements, the Company and the supplier mutually terminated any obligations under their prior agreements.

6. Accrued Warranty Reserve

Changes in the accrued warranty reserve are as follows as of March 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Balance, beginning of the period	$6,998	$8,667	$11,695
Warranty provision relating to products shipped during the period	408	1,455	3,410
Changes for accruals related to preexisting warranties or reliability repair programs	1,774	(694)	(4,092)
Deductions for warranty claims	(2,626)	(2,430)	(2,346)
Balance, end of the period	$6,554	$6,998	$8,667

7. Income Taxes

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2007 and 2006:

	2007	2006
	(In thousands)
Deferred tax assets:
Inventories	$1,500	$2,933
Warranty reserve	2,634	2,812
Deferred revenue	201	254
Net operating loss (“NOL”) carryforwards	165,426	150,833
Tax credit carryforwards	18,262	17,072
Depreciation, amortization and impairment loss	1,742	1,572
Other	2,790	2,748
Total deferred tax assets	192,556	178,224
Deferred tax liabilities:
State taxes	(9,293)	(8,800)
Net deferred tax assets before valuation allowance	183,263	169,423
Valuation allowance	(183,263)	(169,423)
Total deferred income tax assets	$—	$—

Due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets. The change in valuation allowance for fiscal 2007 and 2006 was $13.9 million and $14.5 million, respectively.

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2007 were as follows (In thousands):

	Amount	Expiration Period
	(In thousands)
Federal NOL	$433,625	2008-2027
State NOL	$290,789	2008-2012
Federal tax credit carryforwards	$10,290	2008-2027
State tax credit carryforwards	$7,973	Various

The NOLs and federal and state tax credits can be carried forward to offset future taxable income, if any. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The federal tax credit carryforward is a Research and Development credit, which may be carried forward. The state tax credits consist of a Manufacturer’s Investment Credit of approximately $0.8 million, which expires from 2008-2014, as well as a Research and Development Credit of approximately $7.2 million, which may be carried forward indefinitely.

Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder (“Disqualifying Dispositions”) provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $28.0 million of the Company’s federal and state NOL carryforwards as of March 31, 2007 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of approximately $10.7 million associated with these stock options would be excluded from the provision for income taxes and credited directly to additional paid-in-capital.

A reconciliation of income tax benefit to the federal statutory rate follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Federal income tax at the statutory rate	$(12,488)	$(16,005)	$(13,412)
State taxes, net of federal effect	(1,500)	(1,923)	(2,302)
Impact of rate change	—	4,377	—
Valuation allowance	13,839	14,512	14,880
Other	149	(961)	834
Income tax benefit	$—	$—	$—

8. Stockholders’ Equity

Stock Plans

1993 Incentive Stock Plan and 2000 Stock Incentive Plan

In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan (“1993 Plan”).  A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan.  In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”) as a successor plan to the 1993 Plan. A total of 3,300,000 shares of common stock were initially reserved for issuance under the 2000 Plan.  The 2000 Plan was amended in May 2002 to add 400,000 shares of common stock to the total available for issuance, amended in January 2004 to update certain administrative provisions, amended in September 2004 to add 2,380,000 shares of common stock to the total available for issuance under awards, and amended again on January 31, 2005 and March 17, 2005 to coordinate the provisions for change in control with the Company’s change in control agreements and programs. The 2000 Plan provides for awards of up to 6,080,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued upon exercise of incentive stock options is 13,880,000 shares. The 2000 Plan is administered by the Compensation Committee as designated by the Board of Directors. The Compensation Committee’s authority includes determining the number of options granted and vesting provisions. As of March 31, 2007, 2,702,847 shares were available for future grant.

As of March 31, 2007, the Company had outstanding 6,895,000 non-qualified common stock options issued outside of the 2000 Plan. These stock options were originally granted at exercise prices equal to the fair market value of its common stock on the grant date, as inducement grants to new executive officers and employees of the Company.  Included in the 6,895,000 options were 2,000,000 options to the Company’s President and Chief Executive Officer, 1,500,000 options to the Company’s former President and Chief Executive Officer, 1,000,000 options to the Company’s Executive Vice President and Chief Financial Officer, 850,000 options to the Company’s Executive Vice President of Sales and Marketing, 800,000 options to the Company’s then Senior Vice President of Sales and Service, 500,000 options to the Company’s Vice President of Operations and an aggregate of 245,000 options to two employees. Additionally, the Company had outstanding 700,000 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new executive officers of the Company. Included in the 700,000 units were 500,000 units to the Company’s President and Chief Executive Officer and 200,000 units to the Company’s Executive Vice President of Sales and Marketing. Although the options and units were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.  All outstanding options have a contractual term of ten years. All restricted stock units granted are subject to the following vesting provisions: one-fourth vests one year after the issuance date and one-fourth vests on the first day of each full year thereafter, so that all shall be vested on the first day of the fourth year after the issuance date.

During the year ended March 31, 2007, the Company issued a total of 2,850,000 non-qualified common stock options outside of the 2000 Plan at exercise prices equal to the fair market value of its common stock, as inducement grants to new executive officers of the Company. Included in the 2,850,000 options were 2,000,000 options to the Company’s President and Chief Executive Officer and 850,000 options to the Company’s Executive Vice President of Sales and Marketing. Effective July 31, 2006, 500,000 stock options were forfeited in accordance with the consulting agreement between the Company and its former Chief Executive Officer.

During the year ended March 31, 2006, the Company granted a total of 167,000 non-qualified common stock options to consultants under the 2000 Equity Incentive Plan (“2000 Plan”). The Company recorded $0.2 million of stock-based compensation for these grants. The Company recorded stock based compensation for consultants as prescribed by SFAS No. 123. To estimate the fair value of the options, the Company utilized the Black-Scholes option pricing model even though such model was developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company’s stock option awards. The Company issued a total of 1,500,000 non-qualified common stock options outside of the 2000 Plan at exercise prices equal to the fair market value of its common stock, as inducement grants to a new executive officer and an employee of the Company. Accordingly, no stock-based compensation was recorded for these grants. Included in the 1,500,000 options were 1,000,000 options to the Company’s Executive Vice President and Chief Financial Officer (“CFO”) and 500,000 options to the Company’s Vice President of Operations. Although the options were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.

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

During the year ended March 31, 2005, the Company granted a total of 427,500 non-qualified common stock options to consultants under the 2000 Plan. The Company recorded $0.1 million of stock-based compensation for these grants. The Company recorded stock based compensation for consultants as prescribed by SFAS No. 123. To estimate the fair value of the options, the Company utilized the Black-Scholes option pricing model even though such model was developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company’s stock option awards.

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

On August 4, 2003, the Company sold 500,000 shares of restricted common stock at a price of $0.001 per share to the Company’s then new President and CEO as part of his compensation package. Deferred stock compensation of $0.6 million was recorded based on the fair market value of the stock at the date of issuance. The restricted stock was subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. Effective July 31, 2006, 125,000 unvested shares of restricted stock were repurchased and retired for $125 by the Company in accordance with the consulting agreement between the Company and its former Chief Executive Officer.

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question. As of March 31, 2007, 145,338 shares were available for future grant.

Valuation and Expense Information under SFAS 123(R)

For the fiscal year ended March 31, 2007, 2006 and 2005 the Company recognized stock-based compensation expense of $2.7 million, $1.0 million and $0.4 million, respectively. The fair value of options vested during the fiscal year ended March 31, 2007, 2006 and 2005 was $2.6 million, $2.6 million and $3.0 million, respectively.  The Company has not capitalized as an asset any stock-based compensation costs.

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

Fiscal Year Ended March 31, 2007
Risk-free interest rates	4.7%
Expected lives (in years)	6.1
Dividend yield	—%
Expected volatility	101.3%
Weighted average volatility	101.3%

The Company’s computation of expected volatility for the fiscal year ended March 31, 2007 was based on historical volatility. The Company estimated the expected life of each stock option granted in the fiscal year ended March 31, 2007 using the short-cut method permissible under SAB 107, which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration.  This method is available for options granted prior to December 31, 2007. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Included in the calculation is the Company’s estimated forfeiture rate. SFAS 123(R) requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the fiscal year ended March 31, 2007, has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical option forfeiture behavior.

Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at March 31, 2004	8,090,573	$2.69
Granted	2,137,591	$1.81
Exercised	(212,619)	$0.69
Forfeited, cancelled or expired	(972,121)	$3.40
Options outstanding at March 31, 2005	9,043,424	$2.46
Granted	3,223,300	$2.65
Exercised	(903,658)	$1.77
Forfeited, cancelled or expired	(991,048)	$2.56
Options outstanding at March 31, 2006	10,372,018	$2.58
Granted	4,231,600	$1.44
Exercised	(1,030,173)	$1.58
Forfeited, cancelled or expired	(3,255,464)	$3.48
Options outstanding at March 31, 2007	10,317,981	$1.93	8.15	$265,133
Options fully vested at March 31, 2007 and those expected to vest beyond March 31, 2007	8,867,878	$1.98	7.95	$195,274
Options exercisable at March 31, 2007	4,385,663	$2.21	6.74	$30,936

The weighted average per share grant date fair value of options granted during the fiscal years ended March 31, 2007, 2006 and 2005 was $1.18, $2.13 and $1.43, respectively. The total intrinsic value of options exercised by the Company from option exercises during the fiscal years ended March 31, 2007, 2006 and 2005, was approximately $1.4 million, $1.9 million and $0.4 million, respectively. As of March 31, 2007, there was approximately $7.2 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.61 years.

Additional information regarding options outstanding at March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable at March 31, 2007	Weighted Average Exercise Price
Up to $1.00	1,357,312	9.21	$0.86	104,500	$0.76
$1.01 to $2.00	5,983,328	7.86	$1.41	3,148,507	$1.43
$2.01 to $5.00	2,786,641	8.36	$2.77	990,731	$2.79
Greater than $5.00	190,700	6.45	$13.71	141,925	$16.51
	10,317,981	8.15	$1.93	4,385,663	$2.21

A summary of restricted stock activity for the year ended March 31, 2007 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock awards outstanding at March 31, 2006	177,083	$1.23
Granted	45,877	$1.56
Vested	(97,960)	$1.38
Forfeited	(125,000)	$1.23

Nonvested restricted stock awards outstanding at March 31, 2007	—	$—

The restricted stock awards vest immediately or in equal installments over a period of four years. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2006	—	$—
Granted	1,086,536	$1.36
Vested and issued	—	$—
Forfeited	(24,300)	$1.91

Nonvested restricted stock units outstanding at March 31, 2007	1,062,236	$1.35

The restricted stock units vest in equal installments over a period of two to four years. The restricted stock units were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period.

On December 18, 2006 the Company issued restricted stock units for 500,000 shares of the Company’s common stock to the Company’s President and Chief Executive Officer that will become 25% vested each year of service over four years.

The Company recorded expense of approximately $0.3 million, $0.1 million and $0.1 million associated with its restricted stock awards and units for fiscal years ended March 31, 2007, 2006 and 2005, respectively. As of March 31, 2007, there was approximately $0.9 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized as expense over a weighted average period of 1.94 years.

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

Recent Registered Direct Offering and Placement of Common Stock

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40,000,000 shares of common stock of the Company, par value $0.001 per share, and warrants to purchase 20,000,000 shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations.

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

9. Commitments and Contingencies

As of March 31, 2007, the Company had firm commitments to purchase inventories of approximately $6.3 million.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ended March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-term Liabilities in the accompanying consolidated balance sheets. Deferred rent amounted to $0.6 million and $0.6 million as of March 31, 2007 and 2006, respectively. Rent expense amounted to approximately $2.3 million, $2.1 million and $2.0 million for the years ended March 31, 2007, 2006 and 2005, respectively.

At March 31, 2007, the Company’s minimum commitments under non-cancelable operating leases were as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2008	$2,065
2009	2,121
2010	2,149
2011	913
Total minimum lease payments	$7,248

The Company has automobiles that it has financed with notes payable. The outstanding balances of the notes payable as of March 31, 2007 and 2006 were $47,000 and $66,000, respectively. The notes bear interest at 0.9% with principal and interest paid monthly through August 2009. The related automobiles collateralize the notes payable.

In 2000, the Department of Energy (“DOE”) awarded the Company $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award was to be distributed during the project period September 28, 2000 through July 1, 2005. In April 2005, the DOE amended the agreement and added a task to develop an Ultra-Low Emissions Microturbine. The award was increased to a total of $17.7 million and the project period was extended through December 31, 2008. The program is estimated to cost the Company a total of $31.7 million over the eight year period, which would require the Company therefore expense approximately $18.2 million of the total R&D expenditures under this program. The Company billed the DOE under this agreement a cumulative amount of $13.4 million through March 31, 2007. The Company’s remaining funding under this program is approximately $4.3 million as of March 31, 2007 which would require the Company to provide at least $6.2 million of additional R&D expenditures.

In 2001, the Company was awarded a $3.0 million grant from the DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million, which would therefore require the Company to expense approximately $2.5 million of the total R&D expenditures under this program. The Company billed the DOE under this contract a cumulative amount of $1.3 million through March 31, 2007. The Company’s remaining funding under this program is approximately $3.0 million as of March 31, 2007 which would require the Company to provide at least $4.3 million of its own R&D expenditure. However, the Company does not expect to continue work under this specific project. Total offsets to R&D expenses such as the DOE award amounted to $1.8 million, $2.5 million and $0.5 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Agreements the Company has with some of its distributors and Authorized Service Companies (“ASCs”) require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors or ASCs. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at ASCs. As of March 31, 2007, no significant inventories were held at ASCs.

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  The Plaintiffs have continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that have been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  Because of the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

10. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company began matching 50 cents on the dollar up to 4% of the employee’s contributions in October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company’s match vests 25% a year, over four years starting from the employee’s hire date. The expense recorded by the Company for the year ended March 31, 2007 was approximately $95,000.

The Company has a deferred compensation plan providing eligible executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The balance of participant deferrals and earnings thereon was $18,000 and $68,000 at March 31, 2007 and 2006, respectively, which is included in Other Long-Term Liabilities. The participant deferrals earn interest at the prime interest rate set by Wells Fargo Bank plus 1% per year.

11. Related Party Transactions

In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC power division. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer agreement (the “OEM Agreement”) between the Company and UTC Power LLC (“UTCP”). The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $2.4 million, $4.2 million and $2.5 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Related accounts receivable were $0.8 million, $0.3 million and $1.5 million at March 31, 2007, 2006 and 2005, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the awards that the Company received from the Department of Energy (the “DOE”). UTRC is the research and development branch of UTC. UTRC billed the Company $0 and $38,600 under this subcontract for the year ended March 31, 2007 and 2006, respectively, and the Company had no unpaid balances with UTRC at March 31, 2007 or March 31, 2006.

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

In October 2002, the Company entered into a Transition Agreement and Mutual Release with its then President and Chief Executive Officer. On February 27, 2003, the Board accepted his resignation as President and Chief Executive Officer and a member of the Board. He continued as an employee and a senior advisor to the Company through May 6, 2003. Under the transition agreement, he continued to receive his monthly salary for six months through May 6, 2003, which totaled approximately $0.2 million, he received incentive consideration of $0.1 million upon executing a Supplemental Release and he received approximately $0.2 million, payable in equal installments, less applicable withholding taxes, during the twelve-month period following his separation as an employee. In May 2003, the Company entered into a consulting agreement with him, which provides payment of $5,921 monthly in arrears for 38 months through June 2006. His payment will be reduced by 50% if he engages in any full-time employment. His stock options will also continue to vest through June 2006. Accordingly, non-employee stock-based compensation pertaining to this modification is re-measured and recorded at each vesting period and amounted to $0, $31,000 and $22,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

SCHEDULE II

CAPSTONE TURBINE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(In thousands)

Allowance for Doubtful Accounts:

Balance, March 31, 2004	$479
Additions charged to costs and expenses	488
Deductions	(431)

Balance, March 31, 2005	536
Additions charged to costs and expenses	386
Deductions	(64)

Balance, March 31, 2006	858
Additions charged to costs and expenses	648
Deductions	(717)

Balance, March 31, 2007	$789

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

By:	/s/ WALTER J. McBRIDE
Walter J. McBride
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date:	June 13, 2007

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute Darren R. Jamison and Walter J. McBride, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / DARREN R. JAMISON	Chief Executive Officer and Director	June 13, 2007
Darren R. Jamison	(Principal Executive Officer)

/s/ WALTER J. McBRIDE	Chief Financial Officer	June 13, 2007
Walter J. McBride	(Principal Financial Officer)

/s/ ELIZABETH M. REYNOLDS	Chief Accounting Officer	June 13, 2007
Elizabeth M. Reynolds	(Principal Accounting Officer)

/s/ ELIOT G. PROTSCH	Chairman of the Board of Directors	June 13, 2007
Eliot G. Protsch

/s/ RICHARD K. ATKINSON	Director	June 13, 2007
Richard K. Atkinson

/s/ JOHN V. JAGGERS	Director	June 13, 2007
John V. Jaggers

/s/ NOAM LOTAN	Director	June 13, 2007
Noam Lotan

/s/ GARY D. SIMON	Director	June 13, 2007
Gary D. Simon

/s/ DARRELL J. WILK	Director	June 13, 2007
Darrell J. Wilk