Form 10-Q
period 2007-06-30
CAPSTONE TURBINE CORP
filed 2007-08-08
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of July 31, 2007 was 145,385,719.

CAPSTONE TURBINE CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$50,257	$60,322
Accounts receivable, net of allowance for doubtful accounts and sales returns of $789 at June 30, 2007 and $789 at March 31, 2007	4,432	3,514
Inventories	19,439	21,283
Prepaid expenses and other current assets	1,722	1,614
Total current assets	75,850	86,733
Property, plant and equipment, net	5,904	6,256
Non-current portion of inventories	3,234	3,005
Intangible asset, net and other long-term assets	957	1,009
Total	$85,945	$97,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,835	$5,686
Accrued salaries and wages	1,064	1,434
Accrued warranty reserve	6,402	6,554
Deferred revenue	1,007	937
Current portion of notes payable	13	19
Total current liabilities	13,321	14,630
Long-term portion of notes payable	15	27
Other long-term liabilities	538	561
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 144,551,787 shares issued and 144,000,431 shares outstanding at June 30, 2007; 144,512,997 shares issued and 143,961,789 shares outstanding at March 31, 2007	145	145
Additional paid-in capital	620,116	619,423
Accumulated deficit	(547,677)	(537,270)
Deferred stock compensation	—	—
Treasury stock, at cost; 551,356 shares	(513)	(513)
Total stockholders’ equity	72,071	81,785
Total	$85,945	$97,003

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Revenue	$5,615	$6,566

Cost of goods sold	8,088	7,802
Gross loss	(2,473)	(1,236)
Operating expenses:
Research and development	2,749	2,806
Selling, general and administrative	5,893	5,915
Total operating expenses	8,642	8,721
Loss from operations	(11,115)	(9,957)
Interest income	710	627
Loss before income taxes	(10,405)	(9,330)
Provision for income taxes	2	2
Net loss	$(10,407)	$(9,332)

Net loss per share of common stock — Basic and Diluted	$(0.07)	$(0.09)

Weighted average shares used to calculate Basic and Diluted net loss per share	144,000	103,323

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(10,407)	$(9,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	577	971
Provision for(benefit from) allowance for doubtful accounts and sales returns	—	(12)
Inventory write-downs	499	643
Provision for warranty expenses	283	593
Loss(gain) on disposal of equipment	(28)	217
Stock-based compensation	676	758
Changes in operating assets and liabilities:
Accounts receivable	(918)	(422)
Inventories	1,117	(2,528)
Prepaid expenses and other assets	(123)	46
Accounts payable and accrued expenses	(891)	136
Accrued salaries and wages and long-term liabilities	(392)	(512)
Accrued warranty reserve	(435)	(655)
Deferred revenue	70	(71)
Net cash used in operating activities	(9,972)	(10,168)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(132)	(259)
Proceeds from disposal of equipment	41	2
Net cash used in investing activities	(91)	(257)
Cash Flows from Financing Activities:
Repayment of notes payable and capital lease obligations	(18)	(5)
Exercise of stock options and employee stock purchases	16	1,134
Net cash provided(used) by financing activities	(2)	1,129
Net Decrease in Cash and Cash Equivalents	(10,065)	(9,296)
Cash and Cash Equivalents, Beginning of Period	60,322	58,051
Cash and Cash Equivalents, End of Period	$50,257	$48,755
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$1
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the three months ended June 30, 2007 and 2006, the Company purchased on account $51 and $123 of fixed assets, respectively.

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2007 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. This Quarterly Report on Form 10-Q refers to the Company’s fiscal years ending March 31st as its “Fiscal” year.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In January 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating any impact that the adoption of this pronouncement may have on the Company’s consolidated financial position or results of operations.

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

4.  Customer Concentrations and Accounts Receivable

Individually, three customers accounted for 34%, 12% and 11% of revenue, respectively, for the three months ended June 30, 2007, totaling approximately 57% of revenue. For the three months ended June 30, 2006, two customers accounted for 31% and 16% of revenue, respectively, totaling approximately 47% of revenue. For the three months ended June 30, 2007 and 2006, United Technologies Corporation (“UTC”) accounted for approximately 11% and 1% of revenue, respectively (see Note 12).

Individually, three customers accounted for 33%, 16% and 11% of net accounts receivable, respectively, as of June 30, 2007, totaling approximately 60% of net accounts receivable and three customers accounted for 23%, 17% and 13%, totaling approximately 53% of net accounts receivable as of March 31, 2007.

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

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	June 30, 2007	March 31, 2007
	(In thousands)
Raw materials	$18,367	$17,581
Work in process	959	1,086
Finished goods	3,347	5,621
Total	22,673	24,288
Less non-current portion	3,234	3,005
Current portion	$19,439	$21,283

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2007	March 31, 2007
	(In thousands)
Machinery, equipment and furniture	$18,341	$18,198
Leasehold improvements	8,730	8,730
Molds and tooling	3,721	3,713
	30,792	30,641
Less, accumulated depreciation and amortization	(24,888)	(24,385)
Total property, plant and equipment, net	$5,904	$6,256

7.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $0.8 million and $0.9 million as of June 30 and March 31, 2007, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $67,000 of amortization expense for each of the three months ended June 30, 2007 and 2006. The manufacturing license is scheduled to be fully amortized by Fiscal 2011 with corresponding amortization estimated to be $0.2 million for the remainder of Fiscal 2008, $0.3 million for each of Fiscal 2009 and 2010, and $91,000 for Fiscal 2011.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $7,700 and $9,600 were earned by the supplier for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, a total of $0.1 million was earned under the terms of the agreement. Earned royalties of $7,700 were unpaid as of June 30, 2007.

8.  Stock-Based Compensation

As of June 30, 2007, the Company had outstanding 7,545,000 non-qualified common stock options issued outside of the 2000 Equity Incentive Plan (“2000 Plan”). These stock options were originally granted at exercise prices equal to the fair market value of its common stock on the grant date, as inducement grants to new executive officers and employees of the Company.  Included in the 7,545,000 options were 2,000,000 options to the Company’s President and Chief Executive Officer, 1,500,000 options to the Company’s former President and Chief Executive Officer, 1,000,000 options to the Company’s Executive Vice President and Chief Financial Officer, 850,000 options to the Company’s Executive Vice President of Sales and Marketing, 800,000 options to the Company’s then Senior Vice President of Sales and Service, 500,000 options to the Company’s Vice President of Operations, and an aggregate of 895,000 options to three employees. Additionally, the Company had outstanding 850,000 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new executive officers and an employee of the Company. Included in the 850,000 units were 500,000 units to the Company’s President and Chief Executive Officer, 200,000 units to the Company’s Executive Vice President of Sales and Marketing and 150,000 units to another employee. Although the options and units were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provision: one-fourth vests one year after the issuance date, and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date.  All outstanding options have a contractual term of ten years. All restricted stock units granted are subject to the following vesting provisions: one-fourth vests one year after the issuance date and one-fourth vests on the first day of each full year thereafter, so that all shall be vested on the first day of the fourth year after the issuance date.

Valuation and Expense Information under SFAS 123(R)

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS 123(R). The Company will limit the use of the simplified method for determining the subsequent impact on the APIC pool to employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R). The Company will track individual option exercises to evaluate if they were fully vested at the adoption date. If option exercises were not fully vested, the Company will offset the related deferred tax asset against the actual tax benefit realized before applying against the APIC pool. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123(R) will be determined in accordance with the guidance in SFAS 123(R).

In the three months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense for all stock-based awards of $0.7 million and $0.8 million, respectively. The Company has not capitalized as an asset any stock-based compensation costs. The following table summarizes, by statement of operations line item, stock-based compensation expense for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Cost of goods sold	$94	$28
Research and development	143	56
Selling, general and administrative	439	674
Stock-based compensation expense	$676	$758

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Risk-free interest rates	4.5%	5.0%
Expected lives (in years)	6.1	6.1
Dividend yield	—%	—%
Expected volatility	99.7%	103.5%

A summary of employee and non-employee stock option activity for the three months ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2007	10,317,981	$1.93

Granted	760,000	1.03
Exercised	(9,625)	0.33
Forfeited	(62,168)	2.83
Expired	(150,281)	2.74

Options outstanding at June 30, 2007	10,855,907	$1.85	8.04	$330,538

Options exercisable at June 30, 2007	4,643,925	$2.20	6.61	$25,813

Options fully vested at June 30, 2007 and those expected to vest beyond June 30, 2007	9,401,305	$1.91	7.85	$248,787

The weighted average per share grant date fair value of options granted during the three months ended June 30, 2007 and 2006 was $0.84 and $2.12, respectively. The total intrinsic value of options exercised by the Company from option exercises during the three months ended June 30, 2007 and 2006, was approximately $6,000 and $1.1 million, respectively. As of June 30, 2007, there was approximately $6.8 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.53 years.

During the three months ended June 30, 2007, the Company issued 16,213 shares of stock to members of the Company’s Board of Directors. The stock awards were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares was $1.01.

A summary of restricted stock unit activity for the three months ended June 30, 2007 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2007	1,062,236	$1.35
Granted	687,000	$1.09
Vested and issued	(375)	$3.06
Forfeited	(29,500)	$1.23
Nonvested restricted stock units outstanding at June 30, 2007	1,719,361	$1.25

The restricted stock units vest in equal installments over a period of two to four years. The restricted stock units were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. As of June 30, 2007, there was approximately $1.3 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized as expense over a weighted average period of 1.98 years.

9.  Accrued Warranty Reserve

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

Changes in accrued warranty reserve during the three months ended June 30, 2007 are as follows:

(In thousands)
Balance, March 31, 2007	$6,554
Warranty provision relating to products shipped during the period	63
Changes for accruals related to preexisting warranties or reliability repair programs	220
Deductions for warranty claims	(435)
Balance, June 30, 2007	$6,402

10.  Commitments and Contingencies

As of June 30, 2007, the Company had firm commitments to purchase inventories of approximately $6.5 million.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The material lease agreements provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets. Deferred rent amounted to $0.5 million and $0.6 million at June 30, 2007 and March 31, 2007, respectively.

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and certain of the underwriters of the Company’s initial and secondary public offerings.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. Approximately 300 other issuers and their underwriters had similar suits filed against them, all of which were included in a single, coordinated proceeding in the District Court.  A consolidated amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In the summer of 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  In June 2004, an agreement of settlement was submitted to the court for preliminary approval, and the court preliminarily approved the issuers’ partial settlement with the class on February 15, 2005, subject to certain modifications.  The Plaintiffs have continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that have been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.   The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 25, 2007, the District Court entered an order terminating the settlement agreement.  The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  The plaintiffs now plan to re-plead their complaints and move for class certification again.  Because of the inherent uncertainties of litigation, the Company cannot reasonably estimate the probable outcome of the matter.

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

11.  Income Taxes

On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.”  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the date of adoption and as of June 30, 2007, based on the Company’s evaluation, the total amount of unrecognized tax benefits was $2.2 million and related to research and development credits. There were no interest or penalties related to unrecognized tax benefits. If the total amount of unrecognized tax benefits was recognized, $2.2 million would impact the effective tax rate. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets due to uncertainty as to future realization.  Prior to the adoption of FIN 48, fully reserved federal and state deferred tax assets related to research and development credits had been recorded in the amount of $10.3 million and $7.2 million respectively.  Upon adoption of FIN 48, $2.2 million of federal and state deferred tax assets related to research and development credits had been derecognized leaving a fully reserved balance of $8.9 million and $6.4 million respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2002.  However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company’s evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.  When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statement of income. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements.

12.  Related Party Transactions

Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc. (“Alliant”), a subsidiary of Alliant

Energy Corporation, was a distributor for the Company. The Company purchased $0.1 million of inventory from Alliant during the quarter ended June 30, 2007. This amount was outstanding as of June 30, 2007. There were no transactions between the Company and Alliant during the quarter ended June 30, 2006.

In October 2002, the Company entered into a strategic alliance with UTC, a stockholder, through its UTC power division. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer agreement (the “OEM Agreement”) between the Company and UTC Power LLC (“UTCP”). The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $0.6 million and $77,000 for the three-month periods ended June 30, 2007 and 2006, respectively. Related accounts receivable were $0.5 million and $0.8 million at June 30, 2007 and March 31, 2007, respectively. In December 2003, the Company engaged United Technologies Research Center (“UTRC”) to be a subcontractor of the Company in relation to one of the awards that the Company received from the Department of Energy (the “DOE”). UTRC is the research and development branch of UTC. UTRC did not bill the Company under this subcontract for the three months ended June 30, 2007 and 2006, respectively, and the Company had no unpaid balances with UTRC at June 30, 2007 or March 31, 2007.

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

13.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable and subject to repurchase if the purchaser’s status as an employee terminates are not considered outstanding until they are vested. As of June 30, 2007, the Company did not have any restricted stock subject to repurchase. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make these instruments antidilutive. As of June 30, 2007 and 2006, the number of antidilutive stock options excluded from diluted net loss per common share computations was approximately 10.9 million and 9.6 million shares, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under Risk Factors in Item 1A of Part II of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2007, (except for our policy regarding deferred tax assets which has been updated below to reflect the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”) and continue to include the following areas:

•                  Impairment of long-lived assets, including intangible assets;

•                  Inventory write-downs and classification of inventories;

•                  Estimates of warranty obligations;

•                  Sales returns and allowances;

•                  Allowance for doubtful accounts;

•                 Stock-based compensation expense; and

•                  Loss contingencies.

Deferred  tax assets. We have a history of unprofitable operations. These losses generated significant federal and state net operating loss (“NOL”) carryforwards. SFAS No. 109, “Accounting for Income Taxes” requires that we record a valuation allowance against the net deferred income tax assets associated with these NOLs if it is “more likely than not” that we will not be able to utilize them to offset future income taxes. Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, a valuation allowance has been provided against all of our net deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward.  Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred income tax asset at that time. Such adjustment would increase income in the period that the determination was made.

Effective April 1, 2007, the company began to measure and record uncertain tax positions in accordance with FIN 48. The expanded disclosure requirements of FIN 48 are presented in Note 11 to the condensed consolidated financial statements in Part I, Item 1.

FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 as of April 1, 2007, as required. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations (see Note 11 to the condensed consolidated financial statements in Part I, Item 1).

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating any impact that the adoption of this pronouncement may have on our consolidated financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS 123(R). We will limit the use of the simplified method for determining the subsequent impact on the APIC pool to employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R). We will track individual option exercises to evaluate if they were fully vested at the adoption date. If option exercises were not fully vested, we will offset the related deferred tax asset against the actual tax benefit realized before applying against the APIC pool. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123(R) will be determined in accordance with the guidance in SFAS 123(R).

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

During the first quarter of Fiscal 2008, we booked orders for 4.7 megawatts and shipped 4.3 megawatts of products, resulting in 5.9 megawatts in backlog at the end of the first quarter of Fiscal 2008. Our actual product shipments in the first quarter of Fiscal 2008 were: 55% for use in CHP applications, 14% for use in CCHP applications and 22% for use in resource recovery applications. Other markets (including secure power) were 9%.

2)                           Sales and Distribution Channel— We seek out distributors, dealers and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 19 distributors and two dealers. Internationally, outside of North America, we currently have 28 distributors and one dealer. We continue to refine the distribution channels to address our specific targeted markets.

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

6)                           New Product Development— Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and C60 Series, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005. Testing and engineering continue on strategic areas of this product as we move towards commercialization.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue.  Revenue for the first quarter of Fiscal 2008 decreased $1.0 million, or 14%, to $5.6 million from $6.6 million for the same period last year. Revenue from complete microturbine product shipments decreased $1.3 million, or 25%, to $4.0 million during the current period from $5.3 million for the same period last year. Shipments of complete microturbine units were 4.3 megawatts during the first quarter of Fiscal 2008 compared with 5.4 megawatts for the same period last year. Revenue from accessories, parts and service for the first quarter of Fiscal 2008 increased $0.4 million to $1.7 million from $1.3 million for the same period last year. Included in the overall revenue decline was a $1.0 million decrease in revenue from the North American and Asian markets. The revenue from the European market increased $0.3 million and was offset by a decrease of $0.3 million in the South American Market. While sales have not increased at the expected rate, we continue to pursue market penetration through the use of worldwide distributors and our direct sales resources.

Three customers accounted for 34%, 12% and 11% of revenue, respectively, for the first quarter of Fiscal 2008, totaling 57% of revenue. For the same period last year, individually, two customers each accounted for 31% and 16% of revenue, totaling approximately 47%, of revenue, respectively. Banking Production Centre accounted for 34% and 31% of revenues for the three months ended June 30, 2007 and 2006, respectively. UTC accounted for 11% and 1% of revenue for the three months ended June 30, 2007 and 2006, respectively.

Gross loss.  Cost of goods sold includes direct material costs, production overhead (including depreciation and amortization), inventory charges, provision for estimated product warranty expenses and compensation expense (including stock-based compensation). The gross loss was $2.5 million, or 44% of revenue, for the first quarter of Fiscal 2008 compared to $1.2 million, or 19% of revenue, for the same period last year. The increased gross loss was because of decreased sales of higher margin C-60 Series units and lower absorption of overhead costs into ending inventory of $1.5 million, offset by decreased manufacturing costs of $0.4 million as well as decreased warranty and inventory charges of $0.8 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time the product is shipped and changes in estimates for several reliability enhancement programs. Warranty expense decreased $0.2 million over the same period last year. Warranty expense for unit shipments decreased $0.1 million as a result of lower volumes and improvements that have been made through engineering design changes and product robustness.  Additionally, warranty expenses for reliability programs decreased by $49,000 compared to the corresponding period in the prior year. These changes in program estimates are recorded in the period that new information, such as design changes and product enhancements become available.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. Additionally, other contributions to profitability include initiatives to further reduce direct material costs and reductions in other manufacturing and warranty costs.

Research and Development (“R&D”) Expenses.  R&D expenses include compensation expense (including stock-based compensation), engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2008 decreased $0.1 million, or 2%, to $2.7 million from $2.8 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE funding. There were no such benefits this quarter and $0.5 million for the same period last year. The overall net decrease in R&D expenses of $0.1 million resulted from decreased spending for labor and consulting of $70,000, decreased spending on developmental hardware for various engineering projects of $0.3 million and a decrease in facility expense of $0.2 million.  Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2008 to be lower than in Fiscal 2007. This change is expected to occur as a result of lower overall spending because of expected outside funding of our C200 commercialization.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the first quarter of Fiscal 2008 and for the same period last year were each $5.9 million. Included in SG&A expenses in the first quarter of Fiscal 2008 was $0.4 million of non-cash stock compensation, compared to $0.7 million for the same period last year.  Additionally, we incurred $68,000 of increased professional services including legal, accounting, insurance and consulting, an increase of $72,000 related to travel, marketing, supplies and facility maintenance costs, and a decrease of $0.2 million in labor-related costs, including salaries, recruitment and relocation expenses to support our continuous process improvement throughout the organization. We expect SG&A expenses for Fiscal 2008 to be lower than the prior year.

Interest Income.  Interest income for the first quarter of Fiscal 2008 increased $0.1 million, or 13%, to $0.7 million from $0.6 million for the same period last year. The increase during the current period was attributable to increased aggregate cash balances because of the timing of the January 2007 equity offering and higher interest rates.

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

Operating Activities.  During the first quarter of Fiscal 2008, we used $10.0 million in cash in our operating activities, which consisted of a net loss for the period of $10.4 million and cash used for working capital of $1.6 million, offset by non-cash adjustments (primarily depreciation, warranty, stock compensation and inventory charges) of $2.0 million. This compared to operating cash usage of $10.2 million during the first quarter of Fiscal 2007, which consisted of a net loss for the period of $9.3 million and cash used for working capital of $4.0 million, offset by non-cash adjustments of $3.1 million. The decrease in working capital cash usage of $2.4 million is largely attributable to net changes in inventories offset by a reduction in accounts payable. The net changes in inventories are attributable to shipment of finished goods along with reduced purchases. Additionally, accounts receivable increased because of the timing of shipments and warranty reserve decreased because of a continued focus on product quality.

Investing Activities.  Net cash used in investing activities relates primarily to the acquisition of fixed assets of $0.1 million and $0.3 million for the first quarter of Fiscal 2008 and 2007, respectively. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in previous periods.

Financing Activities.  During the first quarter of Fiscal 2008, we used $2,000 in financing activities, a decrease of $1.1 million, as compared with the prior year period, in which we generated $1.1 million. In the prior period, the funds generated from financing activities were primarily the result of the exercise of stock options. The funds used from financing activities in the first quarter of Fiscal 2008 were primarily the result of repayment of capital lease obligations.

Repayments of capital lease obligations were $18,000 during the first quarter of Fiscal 2008 as compared with $5,000 for the same period a year ago.

We anticipate that, as a result of our efforts to generate sales and margins while controlling costs, we will lower our cash usage in future periods. Our operating plan for Fiscal 2008 calls for less cash used for operating and investing activities than in Fiscal 2007.

Except for scheduled payments made on operating and capital leases during the first three months of Fiscal 2008, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in our Annual Report on Form 10-K for Fiscal 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for the year ended March 31, 2007.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and certain of the underwriters of the Company’s initial and secondary public offerings.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. Approximately 300 other issuers and their underwriters had similar suits filed against them, all of which were included in a single, coordinated proceeding in the District Court.  A consolidated amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In the summer of 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  In June 2004, an agreement of settlement was submitted to the court for preliminary approval, and the court preliminarily approved the issuers’ partial settlement with the class on February 15, 2005, subject to certain modifications.  The Plaintiffs have continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that have been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.   The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 25, 2007, the District Court entered an order terminating the settlement agreement.  The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  The plaintiffs now plan to re-plead their complaints and move for class certification again.  Because of the inherent uncertainties of litigation, the Company cannot reasonably estimate the probable outcome of the matter.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

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
Date: August 8, 2007