Form 10-Q
period 2007-09-30
CAPSTONE TURBINE CORP
filed 2007-11-08
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of October 31, 2007 was 146,067,943.

CAPSTONE TURBINE CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	September 30,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$46,276	$60,322
Accounts receivable, net of allowance for doubtful accounts and sales returns of $835 at September 30, 2007 and $789 at March 31, 2007	5,876	3,514
Inventories	18,515	21,283
Prepaid expenses and other current assets	1,391	1,614
Total current assets	72,058	86,733
Property, plant and equipment, net	5,619	6,256
Non-current portion of inventories	3,181	3,005
Intangible asset, net and other long-term assets	911	1,009
Total	$81,769	$97,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,804	$5,686
Accrued salaries and wages	1,296	1,434
Accrued warranty reserve	6,017	6,554
Deferred revenue	794	937
Current portion of notes payable	13	19
Other current liabilities	1,385	—
Total current liabilities	15,309	14,630
Long-term portion of notes payable	12	27
Other long-term liabilities	515	561
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 146,067,943 shares issued and 145,474,074 shares outstanding at September 30, 2007; 144,512,997 shares issued and 143,961,789 shares outstanding at March 31, 2007	146	145
Additional paid-in capital	622,476	619,423
Accumulated deficit	(556,130)	(537,270)
Deferred stock compensation	—	—
Treasury stock, at cost; 593,869 shares at September 30, 2007 and 551,208 shares at March 31, 2007	(559)	(513)
Total stockholders’ equity	65,933	81,785
Total	$81,769	$97,003

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$7,219	$2,946	$12,834	$9,512
Cost of goods sold	7,975	5,282	16,063	13,084
Gross loss	(756)	(2,336)	(3,229)	(3,572)
Operating expenses:
Research and development	2,433	2,592	5,182	5,398
Selling, general and administrative	5,910	6,061	11,803	11,976
Total operating expenses	8,343	8,653	16,985	17,374
Loss from operations	(9,099)	(10,989)	(20,214)	(20,946)
Interest income	646	571	1,356	1,198
Interest expense	—	(1)	—	(2)
Other income	—	—	—	1
Loss before income taxes	(8,453)	(10,419)	(18,858)	(19,749)
Provision for income taxes	—	—	2	2
Net loss	$(8,453)	$(10,419)	$(18,860)	$(19,751)
Net loss per share of common stock — Basic and Diluted	$(0.06)	$(0.10)	$(0.13)	$(0.19)
Weighted average shares used to calculate Basic and Diluted net loss per share	145,440	103,901	144,710	103,612

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(18,860)	$(19,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,127	1,665
Provision for(benefit from) allowance for doubtful accounts and sales returns	46	(53)
Inventory write-downs	617	989
Provision for warranty expenses	306	1,354
Loss(gain) on disposal of equipment	(28)	203
Stock-based compensation	1,403	1,429
Changes in operating assets and liabilities:
Accounts receivable	(2,408)	3,390
Inventories	1,975	(6,868)
Prepaid expenses and other assets	187	(645)
Accounts payable and accrued expenses	79	212
Accrued salaries and wages	(138)	(247)
Accrued warranty reserve	(843)	(1,476)
Deferred revenue	(143)	56
Other current liabilities and long-term liabilities	1,339	(34)
Net cash used in operating activities	(15,341)	(19,776)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(330)	(607)
Proceeds from disposal of equipment	41	16
Net cash used in investing activities	(289)	(591)
Cash Flows from Financing Activities:
Repayment of notes payable and capital lease obligations	(21)	(10)
Net proceeds from employee based stock compensation transactions	1,605	1,655
Net cash provided by financing activities	1,584	1,645
Net Decrease in Cash and Cash Equivalents	(14,046)	(18,722)
Cash and Cash Equivalents, Beginning of Period	60,322	58,051
Cash and Cash Equivalents, End of Period	$46,276	$39,329
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1	$2
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the six months ended September 30, 2007 and 2006, the Company purchased on account $50 and $196 of fixed assets, respectively.

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2007 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. This Quarterly Report on Form 10-Q (the “Form 10-Q”) refers to the Company’s fiscal years ending March 31st as its “Fiscal” year.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, based on the Company’s cash usage over the last twelve months, by the end of Fiscal 2008, historical cash burn rates would not support this assertion. Therefore, it is possible, if not likely, that the Company may need or elect to raise additional funds to fund its activities beyond the next year. The Company could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. The Company cannot be assured that it will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that it issues may have rights, preferences or privileges senior to those of the holders of its common stock.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In January 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating any impact that the adoption of this pronouncement may have on the Company’s consolidated financial position or results of operations.

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

4.  Customer Concentrations and Accounts Receivable

Individually, three customers accounted for 19%, 13% and 12% of revenue, respectively, for the three months ended September 30, 2007, totaling approximately 44% of revenue. For the three months ended September 30, 2006, two customers accounted for 11% and 10% of revenue, respectively, totaling approximately 21% of revenue. For the three months ended September 30, 2007 and 2006, United Technologies Corporation (“UTC”) accounted for approximately 19% and 11% of revenue, respectively (see Note 13).

Individually, three customers accounted for 15%, 15% and 13% of revenues, respectively, for the six months ended September 30, 2007, totaling approximately 43% of revenue. For the same period last year, individually, two customers each accounted for 22% and 11% of revenues, respectively, totaling approximately 33% of revenue. UTC accounted for approximately 15% and 4% of revenues for the six months ended September 30, 2007 and 2006, respectively.

Individually, three customers accounted for 15%, 13% and 11% of net accounts receivable, respectively, as of September 30, 2007, totaling approximately 39% of net accounts receivable and three customers accounted for 23%, 17% and 13%, totaling approximately 53% of net accounts receivable as of March 31, 2007. UTC accounted for approximately 15% and 23% of accounts receivable as of September 30, 2007 and March 31, 2007, respectively.

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

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	September 30, 2007	March 31, 2007
	(In thousands)
Raw materials	$18,362	$17,581
Work in process	1,083	1,086
Finished goods	2,251	5,621
Total	21,696	24,288
Less non-current portion	3,181	3,005
Current portion	$18,515	$21,283

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2007	March 31, 2007
	(In thousands)
Machinery, equipment and furniture	$18,516	$18,198
Leasehold improvements	8,746	8,730
Molds and tooling	3,728	3,713
	30,990	30,641
Less, accumulated depreciation and amortization	(25,371)	(24,385)
Total property, plant and equipment, net	$5,619	$6,256

7.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $0.8 million and $0.9 million as of September 30 and March 31, 2007, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $67,000 and $0.1 million of amortization expense for each of the three months and six months ended September 30, 2007 and 2006. The manufacturing license is scheduled to be fully amortized by Fiscal 2011 with corresponding amortization estimated to be $0.1 million for the remainder of Fiscal 2008, $0.3 million for each of Fiscal 2009 and 2010, and $91,000 for Fiscal 2011.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $9,800 and $3,000 were earned by the supplier for the three months ended September 30, 2007 and 2006, respectively. Royalties of $17,500 and $12,000 were earned by the supplier for the six months ended September 30, 2007 and 2006, respectively. Earned royalties of $17,500 were unpaid as of September 30, 2007 and are included in accrued expenses in the accompanying balance sheet.

8.  Stock-Based Compensation

As of September 30, 2007, the Company had outstanding 6,000,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). These stock options were originally granted at exercise prices equal to the fair market value of its common stock on the grant date, as inducement grants to new executive officers and employees of the Company. Included in the 6,000,000 options were 2,000,000 options to the Company’s President and Chief Executive Officer, 1,000,000 options to the Company’s Executive Vice President and Chief Financial Officer, 850,000 options to the Company’s Executive Vice President of Sales and Marketing, 800,000 options to the Company’s former Senior Vice President of Sales and Service, 500,000 options to the Company’s Vice President of Operations, and an aggregate of 850,000 options to two employees. Additionally, the Company had outstanding 850,000 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new executive officers and an employee of the Company. Included in the 850,000 units were 500,000 units to the Company’s President and Chief Executive Officer, 200,000 units to the Company’s Executive Vice President of Sales and Marketing and 150,000 units to another employee. Although the options and units were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provision: one-fourth vests one year after the issuance date, and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. All restricted stock units granted are subject to the following vesting provisions: one-fourth vests one year after the issuance date and one-fourth vests on the first day of each full year thereafter, so that all shall be vested on the first day of the fourth year after the issuance date.

Valuation and Expense Information under SFAS 123(R)

In November 2005, the FASB issued Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS 123(R). The Company will limit the use of the simplified method for determining the subsequent impact on the APIC pool to employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R). The Company will track individual option exercises to evaluate if they were fully vested at the adoption date. If option exercises were not fully vested, the Company will offset the related deferred tax asset against the actual tax benefit realized before applying against the APIC pool. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123(R) is determined in accordance with the guidance in SFAS 123(R).

For each of the three months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense for all stock-based awards of $0.7 million. For each of the six months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense for all stock-based awards of $1.4 million. The Company has not capitalized as an asset any stock-based compensation costs. The following table summarizes, by statement of operations line item, stock-based compensation expense for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Cost of goods sold	$102	$23	$196	$51
Research and development	120	56	263	112
Selling, general and administrative	504	591	944	1,266
Stock-based compensation expense	$726	$670	$1,403	$1,429

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.4%	5.1%	4.5%	5.0%
Expected lives (in years)	6.1	6.1	6.1	6.1
Dividend yield	—%	—%	—%	—%
Expected volatility	98.2%	102.6%	99.6%	103.4%

A summary of employee and non-employee stock option activity for the six months ended September 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2007	10,317,981	$1.93

Granted	820,000	1.03
Exercised	(1,394,913)	1.17
Forfeited	(103,057)	2.68
Expired	(342,450)	2.08

Options outstanding at September 30, 2007	9,297,561	$1.95	8.12	$585,694

Options exercisable at September 30, 2007	3,330,696	$2.67	6.68	$36,835

Options fully vested at September 30, 2007 and those expected to vest beyond September 30, 2007	8,061,965	$2.02	7.99	$458,306

The weighted average per share grant date fair value of options granted during the three months ended September 30, 2007 and 2006 was $0.79 and $1.67, respectively. The weighted average per share grant date fair value of options granted during the six months ended September 30, 2007 and 2006 was $0.83 and $2.09, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was approximately $0.2 million and $0.3 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2007 and 2006, was approximately $0.2 million and $1.4 million, respectively. As of September 30, 2007, there was approximately $4.8 million of total compensation cost related to nonvested stock option awards not yet recognized. It is expected to be recognized over a weighted average period of 1.34 years.

During the six months ended September 30, 2007, the Company issued 30,576 shares of stock to members of the Company’s Board of Directors. The stock awards were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares was $1.07.

A summary of restricted stock unit activity for the six months ended September 30, 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2007	1,062,236	$1.35

Granted	776,480	1.09
Vested and issued	(116,880)	1.91
Forfeited	(73,200)	1.48

Nonvested restricted stock units outstanding at September 30, 2007	1,648,636	$1.18

The restricted stock units vest in equal installments over a period of two to four years. The restricted stock units were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The total fair value of restricted stock units vested and issued by the Company during the three and six months ended September 30, 2007 was approximately $0.1 million. There was no vesting of restricted stock units during the three and six months ended September 30, 2006. As of

September 30, 2007, there was approximately $1.1 million of total compensation cost related to nonvested restricted stock units not yet recognized. It is expected to be recognized over a weighted average period of 1.90 years.

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

Changes in accrued warranty reserve during the six months ended September 30, 2007 are as follows:

(In thousands)
Balance, March 31, 2007	$6,554
Warranty provision relating to products shipped during the period	149
Changes for accruals related to preexisting warranties or reliability repair programs	157
Deductions for warranty claims	(843)
Balance, September 30, 2007	$6,017

10.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Agreement”) with UTC Power Corporation (“UTCP”), a division of UTC. The Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“kW”) microturbine product, the C200. The Company received $1.5 million upon the signing of the Agreement in September 2007 and offset $115,000 of R&D expenses with this funding (see Note 13).

11.  Commitments and Contingencies

As of September 30, 2007, the Company had firm commitments to purchase inventories of approximately $5.3 million.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The material lease agreements provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets. Deferred rent amounted to $0.5 million and $0.6 million at September 30, 2007 and March 31, 2007, respectively.

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and certain of the underwriters of the Company’s initial and secondary public offerings.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. Approximately 300 other issuers and their underwriters had similar suits filed against them, all of which were included in a single, coordinated proceeding in the District Court. A consolidated amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In the summer of 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  In June 2004, an agreement of settlement was submitted to the court for preliminary approval, and the court preliminarily approved the issuers’ partial settlement with the class on February 15, 2005, subject to certain modifications. The Plaintiffs have continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.   The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaint against the defendants in the focus cases and on September 27, 2007, again moved for class certification. Because of the inherent uncertainties of this litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June, 1999, and the secondary offering of common stock in November, 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. The Company is considering what, if any, action to take in response to this litigation. Because of the inherent uncertainties of this litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

12.         Income Taxes

On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.”  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the date of adoption and as of June 30, 2007, based on the Company’s evaluation, the total amount of unrecognized tax benefits was $2.2 million and related to research and development credits. There were no interest or penalties related to unrecognized tax benefits. If the total amount of unrecognized tax benefits was recognized, $2.2 million would impact the effective tax rate. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets due to uncertainty as to future realization.  Prior to the adoption of FIN 48, fully reserved federal and state deferred tax assets related to research and development credits had been recorded in the amount of $10.3 million and $7.2 million respectively.  Upon adoption of FIN 48, a total of $2.2 million of federal and state deferred tax assets related to research and development credits had been derecognized leaving a fully reserved balance of $8.9 million and $6.4 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2002.  However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company’s evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.  When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, in the statement of operations. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements.

13.  Related Party Transactions

Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc. (“Alliant”), a subsidiary of Alliant Energy Corporation, was a distributor for the Company. The Company purchased $0.1 million of inventory from Alliant during the quarter ended June 30, 2007. This amount was paid as of September 30, 2007. There were no other transactions between the Company and Alliant during the quarter ended September 30, 2007 or 2006.

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTCP, a division of UTC, a stockholder. The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200kW microturbine product (the “C200”). Pursuant to the terms of the Development Agreement, UTCP will contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. The Company received $1.5 million upon the signing of the Development Agreement in September 2007 and is scheduled to receive the remaining $10.5 million upon the achievement of certain development milestones as follows: $2.0 million at systems requirements review; $2.5 million at preliminary design review; $2.5 million at critical design review; $2.0 million at microturbine build completion; and $1.5 million at completion of qualification. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. If the Company fails to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and the Company would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP. In addition, the Company entered into a service agreement to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines for certain UTCP customers.

In October 2002, the Company entered into a strategic alliance with UTC. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer (“OEM”) agreement (the “OEM Agreement”) between the Company and UTCP. The Development Agreement extends the OEM Agreement to ensure that such agreement is in effect during the period of commercialization of the C200 and for an additional six months thereafter. Additionally, as part of the Development Agreement, the Company and UTC resolved the previous disputes related to the OEM Agreement. The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTC’s affiliated companies were approximately $1.4 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. Sales to UTC’s affiliated companies were approximately $2.0 million and $0.4 million for the six months ended September 30, 2007 and 2006, respectively. Related accounts receivable were $1.0 million and $0.8 million at September 30, 2007 and March 31, 2007, respectively.

14.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable and subject to repurchase if the purchaser’s status as an employee terminates are not considered outstanding until they are vested. As of September 30, 2007, the Company did not have any restricted stock subject to repurchase. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make these instruments antidilutive. As of September 30, 2007 and 2006, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 10.9 million and 8.1 million shares, respectively.

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

Effective April 1, 2007, the company began to measure and record uncertain tax positions in accordance with FIN 48. The expanded disclosure requirements of FIN 48 are presented in Note 12 to the condensed consolidated financial statements in Part I, Item 1.

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

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 as of April 1, 2007, as required. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations (see Note 12 to the condensed consolidated financial statements in Part I, Item 1).

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

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS 123(R). We will limit the use of the simplified method for determining the subsequent impact on the APIC pool to employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R). We will track individual option exercises to evaluate if they were fully vested at the adoption date. If option exercises were not fully vested, we will offset the related deferred tax asset against the actual tax benefit realized before applying against the APIC pool. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123(R) is determined in accordance with the guidance in SFAS 123(R).

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

During the second quarter of Fiscal 2008, we booked total orders for 10.4 megawatts, of which 6.2 megawatts are current, and shipped 5.2 megawatts of products, resulting in 11.1 megawatts in total backlog, of which 6.9 megawatts are current, at the end of the second quarter of Fiscal 2008. Our actual product shipments in the second quarter of Fiscal 2008 were: 16% for use in CHP applications, 23% for use in CCHP applications and 47% for use in resource recovery applications. Other markets (including secure power) were 14%.

2)                Sales and Distribution Channel— We seek out distributors (which includes OEMs, representatives and project resellers) and dealers that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 21 distributors and one dealer. Internationally, outside of North America, we currently have 24 distributors and one dealer. We continue to refine the distribution channels to address our specific targeted markets.

3)                Geographic Focus— Within the United States, our focus is on California and the Northeast. We use our corporate headquarters to serve the California market and our sales and service office in the New York area to expand our penetration in the Northeastern market. Based on our belief that the European countries and Russia will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005 and an office in Nottingham, England in Fiscal 2007. Accordingly, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Throughout Asia we are focusing resources on increased distribution channels to the market with the expectation that China will become a significant market in the years ahead. Additionally, we have established an office in Mexico.

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

6)                New Product Development— Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and C60 Series, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. We are pleased with the reliability that our C200 product demonstrated during beta testing, which was successfully implemented during Fiscal 2005.  A joint development agreement has been reached with UTCP with respect to the commercialization of the C200 product.  Our engineering resources are working concurrently with our operations team to launch the C200 product within the next 18 months.

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

We believe that execution in each of these key areas will be necessary to continue Capstone’s transition from an R&D focused company with a promising technology and early market leadership to achieving positive cash flow with growing market presence and improving financial performance. Based on the progress we have achieved, we have established a goal to achieve cash flow positive by December 2008.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue.  Revenue for the second quarter of Fiscal 2008 increased $4.3 million, or 145%, to $7.2 million from $2.9 million for the same period last year. Revenue from complete microturbine product shipments increased $3.3 million, or more than 225%, to $4.8 million during the current period from $1.5 million for the same period last year. Shipments of complete microturbine units were 5.2 megawatts during the second quarter of Fiscal 2008 compared with 1.4 megawatts for the same period last year. Revenue from accessories, parts and service for the second quarter of Fiscal 2008 increased $1.0 million, or 68%, to $2.5 million from $1.5 million for the same period last year. Included in the overall increase was a $2.3 million increase in revenue from the Americas and Asian markets, and an increase from the European market of $1.9 million. While sales have not increased at the expected rate, we continue to pursue market penetration through the development of worldwide distributors, in particular OEMs and our direct sales resources.

Three customers accounted for 19%, 13% and 12% of revenue, respectively, for the second quarter of Fiscal 2008, totaling 44% of revenue. For the same period last year, individually, two customers each accounted for 11% and 10% of revenue, respectively, totaling approximately 21% of revenue. UTC accounted for 19% and 11% of revenue for the three months ended September 30, 2007 and 2006, respectively.

Gross loss.  Cost of goods sold includes direct material costs, production overhead (including depreciation and amortization), inventory charges, provision for estimated product warranty expenses and labor and related expense, including stock-based compensation. The gross loss was $0.8 million, or 10% of revenue, for the second quarter of Fiscal 2008 compared to $2.3 million, or 79% of revenue, for the same period last year. Of the $1.5 million improvement in the gross loss, $1.3 million was attributable to a significant charge for cost to repair in the prior period compared to the current period along with lower warranty charges for specific campaigns. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes in estimates for several reliability enhancement programs. Warranty expense decreased $1.3 million over the same period last year primarily because of a decrease in estimated cost for the reliability programs. These changes in program estimates are recorded in the period that new information, such as design changes and product enhancements become available. Additional improvements of $0.2 million in the gross loss was the result of a total volume increase of $1.2 million for both the C60 Series and Model C30 units, offset by $1.0 million of lower absorption of overhead costs into ending inventory.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. Additionally, other contributions to profitability include initiatives to further reduce direct material costs and reductions in other manufacturing and warranty costs.

Research and Development (“R&D”) Expenses.  R&D expenses include compensation expense, including stock-based compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the second quarter of Fiscal 2008 decreased $0.2 million, or 6%, to $2.4 million from $2.6 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the Department of Energy (“DOE”) and UTCP funding. There were approximately $0.1 million of such benefits this quarter and $0.4 million for the same period last year. The overall net decrease in R&D expenses of $0.2 million resulted from decreased spending for labor and consulting of $0.3 million, decreased spending on developmental hardware for various engineering projects of $0.1 million and a decrease of $0.1 million for facility costs, offset by reduced cost-sharing program funding of $0.3 million. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2008 to be lower than in Fiscal 2007. This change is expected to occur as a result of expected outside funding of our C200 commercialization from UTCP.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the second quarter of Fiscal 2008 decreased $0.2 million, or 3%, to $5.9 million from $6.1 million for the same period last year. The net decrease was comprised of $0.2 million of decreased professional services including legal, accounting, insurance and consulting, $0.2 million in labor and $0.1 million in marketing costs, offset by an increase of $0.2 million related to travel and $0.1 million in facility costs. We expect SG&A expenses for Fiscal 2008 to be lower than the prior year. The decrease in accounting fees is because of the timing of services, the increase in facilities reflects the increased office space in the New York area and the increase in travel reflects the increased effort in developing worldwide distributors.

Interest Income.  Interest income for the second quarter of Fiscal 2008 increased $0.1 million, or 13%, to $0.7 million from $0.6 million for the same period last year. The increase during the current period was attributable to increased investment yields over the same period last year, along with increased aggregate cash balances.

Six Months Ended September 30, 2007 and 2006

Revenue.  Revenue for the six months ended September 30, 2007 increased $3.3 million, or 35%, to $12.8 million from $9.5 million for the same period last year. Revenue from complete microturbine product shipments increased $2.0 million, or 30%, to $8.7 million during the current period from $6.7 million for the same period last year.

Shipments of complete microturbine units were 9.5 megawatts during the six months ended September 30, 2007 compared with 6.8 megawatts for the same period last year. Revenue from accessories, parts and service for the six months ended September 30, 2007 increased $1.3 million, or 48%, to $4.1 million from $2.8 million for the same period last year. Included in the overall revenue increase was a $1.0 million increase in revenue from the Americas and Asian markets. Revenue from the European market increased $2.3 million. While sales have not increased as expected, we continue to pursue market penetration through the development of worldwide distributors, in particular OEMs and our direct sales resources.

Individually, three customers accounted for 15%, 15% and 13% of revenues, respectively, for the six months ended September 30, 2007, totaling approximately 43% of revenue. For the same period last year, individually, two customers each accounted for 22% and 11% of revenues, respectively. Banking Production Centre accounted for 15% and 22% of revenues for the six months ended September 30, 2007 and 2006, respectively. UTC accounted for 15% and 4% of revenue for the six months ended September 30, 2007 and 2006, respectively.

Gross loss.  For the six months ended September 30, 2007, the gross loss was $3.2 million, or 25% of revenue, compared to $3.6 million, or 38% of revenue, for the same period last year.  Of the $0.4 million improvement in the gross loss, $1.5 million was attributable to lower warranty charges. Warranty expense for unit shipments decreased approximately $0.1 million coupled with a decrease of approximately $1.4 million in reliability enhancement programs primarily attributable to a significant charge for cost to repair in the prior period compared to the current period. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available. Gross loss was additionally improved by $0.6 million of contribution margin from increased total volume from both the C60 Series and Model C30 units and $1.0 million of reduced product related costs. These improvements were offset by $2.7 million from lower absorption of overhead costs into ending inventory. These overhead costs include items such as labor, supplies and facilities expenses.

Research and Development (“R&D”) Expenses.  R&D expenses for the six months ended September 30, 2007 decreased $0.2 million, or 4%, to $5.2 million from $5.4 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE and UTCP funding. There were approximately $0.1 million of such benefits for the six months ended September 30, 2007, compared with $0.8 million for the same period last year. These cost-sharing programs vary from period to period depending on the phases of the programs. This decrease in benefits of $0.7 million offsets some of the decreases in R&D expenses. The overall decrease in R&D spending is primarily the result of decreased development hardware costs for various engineering projects of $0.4 million, labor and consulting spending of $0.3 million and facilities expenses of $0.2 million.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the six months ended September 30, 2007 decreased $0.2 million, or 2%, to $11.8 million from $12.0 million for the same period last year. The overall net decrease of $0.2 million reflects a decrease of approximately $0.3 million related to reduced labor, a decrease of $0.3 million for professional services including legal, accounting, insurance and consulting, offset by an increase of $0.1 million for facilities and $0.3 million for travel.

Interest Income.  Interest income for the six months ended September 30, 2007 increased $0.2 million, or 13%, to $1.4 million from $1.2 million for the same period last year. The increase during the current period was attributable to increased investment yields over the same period last year, along with increased aggregate cash balances.

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

Operating Activities.  During the six months ended September 30, 2007, we used $15.3 million in cash in our operating activities, which consisted of a net loss for the period of $18.9 million and cash used for working capital of $48,000, offset by non-cash adjustments (primarily depreciation, warranty, stock compensation and inventory charges)

of $3.6 million. During the same period last year operating cash usage was $19.8 million, which consisted of a net loss for the period of $19.8 million and cash used for working capital of $5.6 million, offset by non-cash adjustments of $5.6 million. The decrease in working capital cash usage of $5.6 million is largely attributable to $1.5 million in funds received from the C200 commercialization program, net changes in inventories, and timing of accounts receivable collections offset by a reduction in accounts payable. The net changes in inventories are attributable to shipment of finished goods along with reduced purchases. Additionally, accounts receivable increased because of the timing of shipments and warranty claims spending decreased because of a continued focus on product quality and the timing of claims.

Investing Activities.  Net cash used in investing activities relates primarily to the acquisition of fixed assets of $0.4 million and $0.6 million for the six months ended September 30, 2007 and 2006, respectively. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in previous periods.

Financing Activities.  During the six months ended September 30, 2007, and for the same period last year, we generated $1.6 million in financing activities. In both periods, the funds generated from financing activities were primarily the result of the exercise of stock options. The funds used for financing activities in the six months ended September 30, 2007 and 2006 were primarily the result of repayment of capital lease obligations. Repayments of capital lease obligations were $21,000 during the six months ended September 30, 2007 as compared with $10,000 for the same period a year ago.

We anticipate that, as a result of our efforts to generate sales and margins while controlling costs, we will lower our cash usage in future periods. Our operating plan for Fiscal 2008 calls for less cash used for operating and investing activities than in Fiscal 2007.

Except for scheduled payments made on operating and capital leases during the six months ended September 30, 2007, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases as disclosed in our Annual Report on Form 10-K for Fiscal 2007.

We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, based on our cash usage over the last twelve months, by the end of Fiscal 2008, historical cash burn rates would not support this assertion. Therefore, it is possible, if not likely, that we may need or elect to raise additional funds to fund our activities beyond the next year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our working capital and capital expenditure needs for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve dramatically increased sales volume which is dependent on many factors, including:

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and certain of the underwriters of the Company’s initial and secondary public offerings.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. Approximately 300 other issuers and their underwriters had similar suits filed against them, all of which were included in a single, coordinated proceeding in the District Court. A consolidated amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In the summer of 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  In June 2004, an agreement of settlement was submitted to the court for preliminary approval, and the court preliminarily approved the issuers’ partial settlement with the class on February 15, 2005, subject to certain modifications. The Plaintiffs have continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.   The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the defendants in the focus cases and on September 27, 2007, again moved for class certification. Because of the inherent uncertainties of this litigation, we cannot accurately predict the ultimate outcome of the matter.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June, 1999, and our secondary offering of common stock in November, 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. We are considering what, if any, action to take in response to this litigation.  Because of the inherent uncertainties of this litigation, we cannot accurately predict the ultimate outcome of the matter.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007 except for the risk associated with UTCP, a significant customer.

A significant customer may not achieve its forecasted sales growth or we may fail to complete the development and commercialization of the C200, in which case the significant customer would receive a non-exclusive, perpetual, world-wide license to the C200 or we may incur additional expense related to service contracts we acquired from the significant customer, thereby affecting our revenue levels and cash flow.

Sales to UTC Power, LLC (“UTCP”), an affiliate of United Technologies Corporation, accounted for approximately 12% and 17% of our net revenue for the years ended March 31, 2007 and 2006. Our OEM agreement with UTCP permits UTCP to package the Capstone microturbine products with chillers and heat exchange equipment manufactured by UTCP and to sell and service the integrated CCHP units. UTCP’s performance as it relates to engineering, installation and provision of after-market service could have a significant impact on our reputation and products. Our near-term sales, cash flow and profitability could be adversely affected if UTCP does not achieve its forecasted sales growth. In September 2007, we entered into a Development and License Agreement (the “Agreement”) with UTCP. The Agreement engages UTCP to fund and support the Company’s continued development and commercialization of our 200kW microturbine product, the C200. Pursuant to the terms of the Agreement UTCP will contribute $12.0 million in cash and approximately $800,000 of in-kind services toward our efforts to develop the C200. In return, we will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. If we fail to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and we would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP. Our sales, cash flow and profitability could be adversely affected if we fail to complete the development and commercialization of the C200. In addition, we entered into a service agreement to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines for certain UTCP customers. If these service agreements result in higher occurrence of warranty repairs than expected this could affect our near-term and long-term cash flow and profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)    The annual meeting of stockholders of the Company was held on August 24, 2007.

(b)    Eliot Protsch, Richard Atkinson, John Jaggers, Darren Jamison, Noam Lotan, Gary Simon and Darrell Wilk stood for election, and all were elected as directors.

(c)    The only matter voted upon at the meeting was the election of the directors. The votes cast with respect to this matter were as follows:

Election of Directors:

	Votes Cast
Director	For	Withheld

Eliot Protsch	110,598,764	3,833,601
Richard Atkinson	110,608,142	3,824,222
John Jaggers	105,905,919	3,526,445
Darren Jamison	110,882,019	3,550,346
Noam Lotan	105,227,922	9,204,443
Gary Simon	105,984,345	8,448,019
Darrell Wilk	110,552,438	3,879,927

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1(3)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation
3.2(4)	Amended and Restated Bylaws of Capstone Turbine Corporation
4.1(2)	Specimen stock certificate
10.1(1)	Amended and Restated 2000 Equity Incentive Plan
10.2(1)	Development and License Agreement between Capstone and UTC Power Corporation, dated September 4, 2007
31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: November 8, 2007