Form 10-Q
period 2007-12-31
CAPSTONE TURBINE CORP
filed 2008-02-11
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of January 31, 2008 was 145,586,731.

CAPSTONE TURBINE CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 31,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$42,669	$60,322
Accounts receivable, net of allowance for doubtful accounts and sales returns of $819 at December 31, 2007 and $789 at March 31, 2007	6,790	3,514
Inventories	15,881	21,283
Prepaid expenses and other current assets	1,588	1,614
Total current assets	66,928	86,733
Property, plant and equipment, net	5,413	6,256
Non-current portion of inventories	2,708	3,005
Intangible asset, net and other long-term assets	844	1,009
Total	$75,893	$97,003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,021	$5,686
Accrued salaries and wages	1,217	1,434
Accrued warranty reserve	5,315	6,554
Deferred revenue	811	937
Current portion of notes payable	13	19
Other current liabilities	4,920	—
Total current liabilities	16,297	14,630
Long-term portion of notes payable	9	27
Other long-term liabilities	489	561
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—

Common stock, $.001 par value; 415,000,000 shares authorized; 146,225,288 shares issued and 145,586,731 shares outstanding at December 31, 2007; 144,512,997 shares issued and 143,961,789 shares outstanding at March 31, 2007	146	145
Additional paid-in capital	623,400	619,423
Accumulated deficit	(563,818)	(537,270)
Treasury stock, at cost; 638,557 shares at December 31, 2007 and 551,208 shares at March 31, 2007	(630)	(513)
Total stockholders’ equity	59,098	81,785
Total	$75,893	$97,003

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2007	2006	2007	2006
Revenue	$9,217	$5,715	$22,051	$15,227

Cost of goods sold	9,257	6,191	25,320	19,275
Gross loss	(40)	(476)	(3,269)	(4,048)
Operating expenses:
Research and development	1,761	2,021	6,943	7,419
Selling, general and administrative	6,462	6,366	18,263	18,342
Total operating expenses	8,223	8,387	25,206	25,761
Loss from operations	(8,263)	(8,863)	(28,475)	(29,809)
Interest income	575	410	1,931	1,608
Interest expense	—	—	—	(2)
Other income	—	—	—	1
Loss before income taxes	(7,688)	(8,453)	(26,544)	(28,202)
Provision for income taxes	—	—	2	2
Net loss	$(7,688)	$(8,453)	$(26,546)	$(28,204)
Net loss per share of common stock — Basic and Diluted	$(0.05)	$(0.08)	$(0.18)	$(0.27)
Weighted average shares used to calculate Basic and Diluted net loss per share	145,512	103,968	144,978	103,731

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,

	2007	2006
Cash Flows from Operating Activities:
Net loss	$(26,546)	$(28,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	2,353
Provision for (benefit from) allowance for doubtful accounts and sales returns	30	(58)
Inventory write-downs	712	1,186
Provision for warranty expenses	659	1,323
Loss on disposal of equipment	17	171
Stock-based compensation	2,304	2,034
Changes in operating assets and liabilities:
Accounts receivable	(3,306)	1,471
Inventories	4,987	(8,725)
Prepaid expenses and other assets	(10)	(182)
Accounts payable and accrued expenses	(1,754)	(2,100)
Accrued salaries and wages	(216)	(582)
Accrued warranty reserve	(1,898)	(1,913)
Deferred revenue	(126)	361
Other current liabilities and long-term liabilities	4,848	(47)
Net cash used in operating activities	(18,639)	(32,912)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(549)	(1,360)
Proceeds from disposal of equipment	3	49
Net cash used in investing activities	(546)	(1,311)
Cash Flows from Financing Activities:
Repayment of notes payable and capital lease obligations	(24)	(15)
Net proceeds from employee based stock compensation transactions	1,556	1,685
Net cash provided by financing activities	1,532	1,670
Net Decrease in Cash and Cash Equivalents	(17,653)	(32,553)
Cash and Cash Equivalents, Beginning of Period	60,322	58,051
Cash and Cash Equivalents, End of Period	$42,669	$25,498
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5	$2
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the nine months ended December 31, 2007 and 2006, the Company purchased on account $98 and $39 of fixed assets, respectively.

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, based on the Company’s cash usage over the last twelve months, by the end of Fiscal 2008, historical cash burn rates may not support this assertion. Therefore, it is possible, if not likely, that the Company may need or elect to raise additional funds to fund its activities beyond the next year. The Company could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. The Company cannot be assured that it will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that it issues may have rights, preferences or privileges senior to those of the holders of its common stock.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In January 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating any impact that the adoption of this pronouncement may have on the Company’s consolidated financial position or results of operations.

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

4.  Customer Concentrations and Accounts Receivable

Individually, three customers accounted for 25%, 16% and 12% of revenue, respectively, for the three months ended December 31, 2007, totaling approximately 53% of revenue. For the three months ended December 31, 2006, three customers accounted for 18%, 16% and 15% of revenue, respectively, totaling approximately 49% of revenue. For the three months ended December 31, 2007 and 2006, UTC Power Corporation (“UTCP”), a division of United Technologies Corporation (“UTC”), accounted for approximately 16% and 15% of revenue, respectively (see Note 13).

Individually, three customers accounted for 16%, 14% and 11% of revenues, respectively, for the nine months ended December 31, 2007, totaling approximately 41% of revenue. For the same period last year, one customer accounted for 15% of revenues. UTCP accounted for approximately 16% and 8% of revenues for the nine months ended December 31, 2007 and 2006, respectively.

Individually, two customers accounted for 31% and 14% of net accounts receivable, respectively, as of December 31, 2007, totaling approximately 45% of net accounts receivable. Three customers accounted for 23%, 17% and 13% of net accounts receivable as of March 31, 2007, totaling approximately 53%. UTCP accounted for approximately 3% and 19% of accounts receivable as of December 31, 2007 and March 31, 2007, respectively.

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

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	December 31, 2007	March 31, 2007
	(In thousands)
Raw materials	$16,721	$17,581
Work in process	636	1,086
Finished goods	1,232	5,621
Total	18,589	24,288
Less non-current portion	2,708	3,005
Current portion	$15,881	$21,283

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2007	March 31, 2007
	(In thousands)
Machinery, equipment and furniture	$18,491	$18,198
Leasehold improvements	8,746	8,730
Molds and tooling	3,649	3,713
	30,886	30,641
Less accumulated depreciation and amortization	(25,473)	(24,385)
Total property, plant and equipment, net	$5,413	$6,256

7.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $0.7 million and $0.9 million as of December 31 and March 31, 2007, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $67,000 and $0.2 million of amortization expense for each of the three months and nine months ended December 31, 2007 and 2006. The manufacturing license is scheduled to be fully amortized by Fiscal 2011 with corresponding amortization estimated   to be $67,000 for the remainder of Fiscal 2008, $0.3 million for each of Fiscal 2009 and 2010, and $91,000 for Fiscal 2011.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $12,000 and $10,000 were earned by the supplier for the three months ended December 31, 2007 and 2006, respectively. Royalties of $29,000 and $23,000 were earned by the supplier for the nine months ended December 31, 2007 and 2006, respectively. Earned royalties of $29,000 were unpaid as of December 31, 2007 and are included in accrued expenses in the accompanying balance sheet.

8.  Stock-Based Compensation

As of December 31, 2007, the Company had outstanding 6,000,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). These stock options were originally granted at exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new executive officers and employees of the Company.  Included in the 6,000,000 options were 2,000,000 options to the Company’s President and Chief Executive Officer, 1,000,000 options to the Company’s Executive Vice President and Chief Financial Officer, 850,000 options to the Company’s Executive Vice President of Sales and Marketing, 800,000 options to the Company’s former Senior Vice President of Sales and Service, 500,000 options to the Company’s Vice President of Operations, and an aggregate of 850,000 options to two other employees. Additionally, the Company had outstanding 850,000 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new executive officers and another employee of the Company. Included in the 850,000 units were 500,000 units to the Company’s President and Chief Executive Officer, 200,000 units to the Company’s Executive Vice President of Sales and Marketing and 150,000 units to another employee. Although the options and units were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provision: one-fourth vests one year after the grant date, and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the grant date.  All outstanding options have a contractual term of ten years. All restricted stock units granted are subject to the following vesting provisions: one-fourth vests one year after the grant date and one-fourth vests on the first day of each full year thereafter, so that all shall be vested on the first day of the fourth year after the grant date.

Valuation and Expense Information under SFAS No. 123(R)

In November 2005, the FASB issued Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123(R), “Share-Based Payment.” The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS No. 123(R). The Company will limit the use of the simplified method for determining the subsequent impact on the APIC pool to employee awards that were fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company will track individual option exercises to evaluate if they were fully vested at the adoption date. If option exercises were not fully vested, the Company will offset the related deferred tax asset against the actual tax benefit realized before applying against the APIC pool. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS No. 123(R) is determined in accordance with the guidance in SFAS No. 123(R).

For the three months ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense for all stock-based awards of $0.9 million and $0.6 million, respectively. For the nine months ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense for all stock-based awards of $2.3 million and $2.0 million, respectively. The Company has not capitalized as an asset any stock-based compensation costs. The following table summarizes, by statement of operations line item, stock-based compensation expense for the three and nine months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Cost of goods sold	$111	$29	$307	$80
Research and development	152	63	415	175
Selling, general and administrative	638	513	1,581	1,779
Stock-based compensation expense	$901	$605	$2,303	$2,034

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Risk-free interest rates	4.2%	4.5%	4.5%	4.7%
Expected lives (in years)	8.8	6.1	6.5	6.1
Dividend yield	—%	—%	—%	—%
Expected volatility	97.4%	100.9%	99.2%	101.7%

The weighted average assumptions above for the three and nine months ended December 31, 2007 include a stock option granted to a non-employee with an expected term of 10 years which resulted in an increase in the expected lives for the three and nine months ended December 31, 2007.

A summary of employee and non-employee stock option activity for the nine months ended December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2007	10,317,981	$1.93

Granted	963,200	1.05
Exercised	(1,394,913)	1.17
Forfeited	(106,057)	2.67
Expired	(431,749)	2.23

Options outstanding at December 31, 2007	9,348,462	$1.94	7.91	$2,341,728

Options exercisable at December 31, 2007	4,063,988	$2.44	6.89	$338,174

Options fully vested at December 31, 2007 and those expected to vest beyond December 31, 2007	8,318,827	$1.99	7.80	$1,924,536

The weighted average per share grant date fair value of options granted during the three months ended December 31, 2007 and 2006 was $1.04 and $1.03, respectively. The weighted average per share grant date fair value of options granted during the nine months ended December 31, 2007 and 2006 was $0.86 and $1.38, respectively. There were no options exercised during the three months ended December 31, 2007. The total intrinsic value of options exercised during the three months ended December 31, 2006 was approximately $3,000. The total intrinsic value of options exercised during the nine months ended December 31, 2007 and 2006 was approximately $0.2 million and $1.4 million, respectively. As of December 31, 2007, there was approximately $4.4 million of total compensation cost related to nonvested stock option awards not yet recognized. It is expected to be recognized over a weighted average period of 1.25 years.

During the nine months ended December 31, 2007, the Company issued 48,099 shares of stock to members of the Company’s Board of Directors. The stock awards were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares was $1.10.

A summary of restricted stock unit activity for the nine months ended December 31, 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2007	1,062,236	$1.35

Granted	1,703,875	1.12
Vested and issued	(241,880)	1.35
Forfeited	(135,140)	1.30

Nonvested restricted stock units outstanding at December 31, 2007	2,389,091	$1.35

The restricted stock units vest in equal installments over a period of two to four years. The restricted stock units were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The total fair value of restricted stock units vested and issued by the Company during the three and nine months ended December 31, 2007 was approximately $0.2 million and

$0.3 million, respectively. There was no vesting of restricted stock units during the three and nine months ended December 31, 2006. As of December 31, 2007, there was approximately $1.6 million of total compensation cost related to nonvested restricted stock units not yet recognized. It is expected to be recognized over a weighted average period of 1.98 years.

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

Changes in accrued warranty reserve during the nine months ended December 31, 2007 are as follows:

(In thousands)
Balance, March 31, 2007	$6,554
Warranty provision relating to products shipped during the period	245
Changes for accruals related to preexisting warranties or reliability repair programs	414
Deductions for warranty claims	(1,898)
Balance, December 31, 2007	$5,315

10.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTCP. The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“kW”) microturbine product, the C200. As of December 31, 2007, the Company had received $6.0 million and offset approximately $1.0 million of research and development (“R&D”) expenses with this funding. The remaining $4.9 million is recorded in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets (see Note 13).

11.  Commitments and Contingencies

As of December 31, 2007, the Company had firm commitments to purchase inventories of approximately $6.5 million.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The material lease agreements provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets. Deferred rent amounted to $0.5 million and $0.6 million at December 31, 2007 and March 31, 2007, respectively.

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and certain of the underwriters of the Company’s initial and secondary public offerings.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. Approximately 300 other issuers and their underwriters had similar suits filed against them, all of which were included in a single, coordinated proceeding in the District Court.  A consolidated amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In the summer of 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  In June 2004, an agreement of partial settlement was submitted to the court for preliminary approval, and the court preliminarily approved the issuers’ partial settlement with the class on February 15, 2005, subject to certain modifications.  While the partial settlement was pending approval, the Plaintiffs have continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.   The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 25, 2007, the District Court entered an order terminating the settlement agreement.  On August 14, 2007, the plaintiffs filed their second, consolidated, amended class action complaint against the defendants in the focus cases and on September 27, 2007, again moved for class certification.  On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On December 21, 2007, the defendants filed their opposition to class certification, and on the same date, the plaintiffs filed their opposition to the motion to dismiss. On January 28, 2008, the defendants filed their reply brief in further support of the motion to dismiss. Briefing on the class certification motion is scheduled to be completed in April 2008. Because of the inherent uncertainties of this litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks   no relief from the Company. The Company is considering what, if any, action to take in response to this litigation. Because of the inherent uncertainties of this litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

12.         Income Taxes

On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.”  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the date of adoption and as of June 30, 2007, based on the Company’s evaluation, the total amount of unrecognized tax benefits was $2.2 million and related to research and development credits. There were no interest or penalties related to unrecognized tax benefits. If the total amount of unrecognized tax benefits was recognized, $2.2 million would impact the effective tax rate. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets due to uncertainty as to future realization.  Prior to the adoption of FIN 48, fully reserved federal and state deferred tax assets related to research and development credits had been recorded in the amount of $10.3 million and $7.2 million, respectively.  Upon adoption of FIN 48, a total of $2.2 million of federal and state deferred tax assets related to research and development credits had been derecognized leaving a fully reserved balance of $8.9 million and $6.4 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2002.  However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company’s evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.  When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense in the statement of operations. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements.

13.  Related Party Transactions

Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc. (“Alliant”), a subsidiary of Alliant Energy Corporation, was a distributor for the Company. The Company purchased $0.1 million of inventory from Alliant during the quarter ended June 30, 2007. This amount was paid as of September 30, 2007. There were no transactions between the Company and Alliant during the quarters ended December 31, 2007 or 2006.

In September 2007, the Company entered into the Development Agreement with UTCP, a division of UTC, a stockholder of the Company. The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s C200. Pursuant to the terms of the Development Agreement,  UTCP will contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During the quarter ended December 31, 2007, the company achieved two of the development milestones and received $2.0 million for the systems requirements review and $2.5 million for the preliminary design review. The Company is scheduled to receive the remaining $6.0 million upon the achievement of the remaining development milestones as follows: $2.5 million at critical design review, $2.0 million at microturbine build completion, and $1.5 million at completion of qualification. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. If the Company fails to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and the Company would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP. In addition, the Company entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers (see Note 10).

In October 2002, the Company entered into a strategic alliance with UTC. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer (“OEM”) agreement (the “OEM Agreement”) between the Company and UTCP. The Development Agreement extends the OEM Agreement to ensure that such agreement is in effect during the period of commercialization of the C200 and for an additional six months thereafter. Additionally, as part of the Development Agreement, the Company and UTC resolved previous disputes related to the OEM Agreement. The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTCP were approximately $1.5 million and $0.8 million for the three months ended December 31, 2007 and 2006, respectively. Sales to UTCP were approximately $3.4 million and $1.2 million for the nine months ended December 31, 2007 and 2006, respectively. Related accounts receivable were $0.2 million and $0.8 million at December 31, 2007 and March 31, 2007, respectively.

14.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are contingently returnable and subject to repurchase if the purchaser’s status as an employee terminates are not considered outstanding until they are vested. As of December 31, 2007, the Company did not have any restricted stock subject to repurchase. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make these instruments antidilutive. As of December 31, 2007 and 2006, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 11.7 million and 10.4 million shares, respectively.

15.  Subsequent Events

On January 14, 2008, Walter J. McBride resigned as Executive Vice President and Chief Financial Officer of the Company and was appointed the Executive Vice President and Chief Financial Officer of Synthetic Genomics, Inc.  The resignation of Walter J. McBride will become effective on February 11, 2008. On January 14, 2008, Edward Reich was elected as the new Executive Vice President and Chief Financial Officer, effective February 11, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and within our Annual Report on Form 10-K for the year ended March 31, 2007. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under Risk Factors in Item 1A of Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2007. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2007 (except for our policy regarding deferred tax assets which has been updated below to reflect the adoption of FIN 48) and continue to include the following areas:

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

Effective April 1, 2007, we began to measure and record uncertain tax positions in accordance with FIN 48. The expanded disclosure requirements of FIN 48 are presented in Note 12 to the condensed consolidated financial statements in Part I, Item 1.

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

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 as of April 1, 2007, as required. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations (see Note 12 to the condensed consolidated financial statements in Part I, Item 1).

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are evaluating any impact that the adoption of this pronouncement may have on our consolidated financial position or results of operations.

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

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123(R), “Share-Based Payment.” The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS No. 123(R). We will limit the use of the simplified method for determining the subsequent impact on the APIC pool to employee awards that were fully vested and outstanding upon the adoption of SFAS No. 123(R). We will track individual option exercises to evaluate if they were fully vested at the adoption date. If option exercises were not fully vested, we will offset the related deferred tax asset against the actual tax benefit realized before applying against the APIC pool. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS No. 123(R) is determined in accordance with the guidance in SFAS No. 123(R).

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone. There are several technologies which are used to provide “on-site power generation,” also called “distributed generation,” such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and, in most instances, cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air. Our microturbines are sold primarily through our distributors and dealers. We, along with our Authorized Service Companies (“ASCs”), provide installation and service. Successful implementation of the microturbine relies on the quality of the microturbine, the ability to sell into appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. Our 30 kW (“Model C30”) and 60 and 65 kW (“C60 Series”) products are designed to produce electricity for commercial and industrial users. A Model C30 product can produce enough electricity to power a small convenience store. The C60 Series products can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and low emission electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change oil or other lubrications, unlike the most common competing products. The Model C30 and C60 Series products can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene and diesel. The C60 Series products are available with an integrated heat exchanger, making it efficient to install in applications where hot water is used. Our products produce exceptionally clean power. In terms of nitrogen oxides (“NOx”) emissions, our microturbines have been shown to consistently produce less NOx than conventional reciprocating engines including those designed for natural gas.

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

During the third quarter of Fiscal 2008, we booked total orders for 8.9 megawatts, all of which are current and expected to ship within twelve months, and shipped 5.6 megawatts of products. As of December 31, 2007, we had 14.3 megawatts in total backlog, of which 11.7 megawatts were current. In the third quarter of Fiscal 2008, 21% of our product shipments were for use in CHP applications, 20% for use in CCHP applications, 51% for use in resource recovery applications and 8% for use in other markets (including secure power).

2)                Sales and Distribution Channel— We seek out distributors (which includes OEMs, representatives and project resellers) and dealers that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 25 distributors. Internationally, outside of North America, we currently have 28 distributors and one dealer. We continue to refine the distribution channels to address our specific targeted markets.

3)                Geographic Focus— Within the United States, our focus is on California and the Northeast. We use our corporate headquarters to serve the California market and our sales and service office in the New York area to expand our penetration in the Northeastern market. Based on our belief that the European countries and Russia will offer significant opportunities, we opened a European headquarters office in Milan, Italy in Fiscal 2005 and an office in England in Fiscal 2007. Accordingly, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Throughout Asia we are focusing resources on increased distribution channels to the market with the expectation that China will become a significant market in the years ahead.  Additionally, we have established an office in Mexico.

4)                Service— During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2007, we continued to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service. Service revenue in Fiscal 2007 was approximately 4% of total revenue. For the nine months ended December 31, 2007, service revenue was approximately 7% of total revenue. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

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

6)                New Product Development— Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the Model C30 and C60 Series, will be our foundational product lines for the foreseeable future. We are pleased with the reliability that our C200 product demonstrated during beta testing, which was successfully implemented during Fiscal 2005.  A joint development agreement has been reached with UTCP with respect to the commercialization of the C200 product.  Our engineering resources are working concurrently with our operations team to deliver the first production C200 system in September 2008. We have announced the launch of our megawatt power system, the C1000 Series, based on our C200 microturbine product line, which can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single 28-foot-long International Standards Organization (ISO) container, with expected production availability in early calendar year 2009.

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

Results of Operations

Three Months Ended December 31, 2007 and 2006

Revenue.  Revenue for the third quarter of Fiscal 2008 increased $3.5 million, or 61%, to $9.2 million from $5.7 million for the same period last year. Revenue from microturbine unit shipments increased $1.6 million, or 35%, to $6.2 million during the current period from $4.6 million for the same period last year. Shipments of microturbine units were 5.6 megawatts during the third quarter of Fiscal 2008 compared with 5.1 megawatts for the same period last year. Revenue from accessories, parts and service for the third quarter of Fiscal 2008 increased $1.9 million, or 176%, to $3.0 million from $1.1 million for the same period last year. The overall revenue increase of $3.5 million was comprised of a $3.1 million increase in revenue from the Americas and Asian markets, and a $0.4 million increase in revenue from the European market. While sales have not increased at the expected rate, we continue to pursue market penetration through the development of worldwide distributors, OEMs and direct sales resources.

Three customers accounted for 25%, 16% and 12% of revenue, respectively, for the third quarter of Fiscal 2008, totaling approximately 53% of revenue. For the same period last year, individually, three customers each accounted for 18%, 16% and 15% of revenue, respectively, totaling approximately 49% of revenue. UTCP accounted for 16% and 15% of revenue for the three months ended December 31, 2007 and 2006, respectively.

Gross loss.  Cost of goods sold includes direct material costs, production overhead (including depreciation and amortization), inventory charges, provision for estimated product warranty expenses and labor and related expense, including stock-based compensation. The gross loss was $40,000, or less than 1% of revenue, for the third quarter of Fiscal 2008 compared to a gross loss of $0.5 million, or 8% of revenue, for the same period last year. Of the $0.4 million improvement in the gross loss, $0.2 million was attributable to reduced charges for warranty repairs and specific warranty campaigns compared to the prior period. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes in estimates for several reliability enhancement programs. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available. Cost increases are because of changes in standard costs and the cost to repair. The additional improvement of $0.2 million in the gross loss was the result of a total volume increase of $1.4 million for both the C60 Series and Model C30 units, offset by $1.2 million of lower absorption of overhead costs into ending inventory.

We expect to continue to incur gross losses until we are able to sustain higher unit sales volumes to cover our fixed manufacturing costs. Additionally, other contributions to profitability include initiatives to further reduce direct material costs and reductions in other manufacturing and warranty costs.

Research and Development (“R&D”) Expenses.  R&D expenses include compensation expense, including stock-based compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the third quarter of Fiscal 2008 decreased $0.2 million, or 13%, to $1.8 million from $2.0 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the Department of Energy (“DOE”) and UTCP funding. There were approximately $0.9 million of such benefits this quarter and $0.5 million for the same period last year. The overall net decrease in R&D expenses of $0.2 million resulted from additional funding of $0.4 million from UTCP for the cost-sharing program  and decreased spending for supplies of $0.1 million and facilities of $0.1 million, offset by an increase in labor of $0.2 million and consulting of $0.2 million.  Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2008 to be lower than in Fiscal 2007. This change is expected to occur as a result of expected outside funding of our C200 commercialization from UTCP.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses for the third quarter of Fiscal 2008 increased $0.1 million, or 2%, to $6.5 million from $6.4 million for the same period last year. The net increase was comprised of an increase of $0.2 million related to travel, $0.2 million of supplies and $0.1 million in marketing costs, offset by $0.3 million of decreased professional services including legal, accounting and insurance and $0.1 million in labor and consulting. The decrease in professional services is due to lower legal expenses in the third quarter of Fiscal 2008. The increase in travel, supplies, and marketing costs reflects the increased effort in developing worldwide distributors and launching the C200 and C1000 Series. We now expect SG&A expenses for Fiscal 2008 to be higher than the prior year because of these increased efforts.

Interest Income.  Interest income for the third quarter of Fiscal 2008 increased $0.2 million, or 40%, to $0.6 million from $0.4 million for the same period last year. The increase during the current period was attributable to increased aggregate cash balances over the same period last year.

Nine Months Ended December 31, 2007 and 2006

Revenue.  Revenue for the nine months ended December 31, 2007 increased $6.8 million, or 45%, to $22.1 million from $15.2 million for the same period last year. Revenue from microturbine unit shipments increased $3.6 million, or 32%, to $15.0 million during the current period from $11.4 million for the same period last year. We shipped 15.1 megawatts of microturbine units during the nine months ended December 31, 2007 compared with 11.9 megawatts for the same period last year. Revenue from accessories, parts and service for the nine months ended December 31, 2007 increased $3.2 million, or 83%, to $7.1 million from $3.8 million for the same period last year. The overall revenue increase of $6.8 million was comprised of a $4.1 million increase in revenue from the Americas and Asian markets and a $2.7 million increase in revenue from the European market. While sales have not increased at the expected rate, we continue to pursue market penetration through the development of worldwide distributors, OEMs and direct sales resources.

Individually, three customers accounted for 16%, 14% and 11% of revenues, respectively, for the nine months ended December 31, 2007, totaling approximately 41% of revenue. For the same period last year, one customer accounted for 15% of revenue. Banking Production Centre accounted for 14% and 15% of revenues for the nine months ended December 31, 2007 and 2006, respectively. UTCP accounted for 16% and 8% of revenue for the nine months ended December 31, 2007 and 2006, respectively.

Gross loss.  For the nine months ended December 31, 2007, the gross loss was $3.3 million, or 15% of revenue, compared to $4.0 million, or 27% of revenue, for the same period last year.  Of the $0.7 million improvement in the gross loss, $1.6 million was attributable to lower warranty charges. Warranty expense for unit shipments decreased approximately $0.1 million coupled with a decrease of approximately $1.5 million in reliability enhancement programs primarily attributable to a significant charge for cost to repair in the prior period compared to the current period. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available. Cost increases are because of changes in standard costs and the cost to repair. Gross loss was additionally improved by $2.6 million of contribution margin from increased total volume from both the C60 Series and Model C30 units and $0.3 million of reduced product related costs.  These improvements were offset by $3.8 million from lower absorption of overhead costs into ending inventory. These overhead costs include items such as labor, supplies and facilities expenses.

Research and Development (“R&D”) Expenses.  R&D expenses for the nine months ended December 31, 2007 decreased $0.5 million, or 6%, to $6.9 million from $7.4 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE and UTCP funding. There were approximately $1.0 million of such benefits for the nine months ended December 31, 2007, compared with $1.4 million for the same period last year. These cost-sharing programs vary from period to period depending on the phases of the programs. The overall decrease in R&D spending is primarily the result of decreased development hardware costs for various engineering projects of $0.6 million, and facilities expenses of $0.4 million, offset by an increase of $0.1 million in labor and consulting along with reduced funding offsets of $0.4 million.

Selling, General, and Administrative (“SG&A”) Expenses.  SG&A expenses were $18.3 million for the nine months ended December 31, 2007 and for the same period last year.  SG&A expenses decreased $80,000, or less than 1% from the same period last year. The overall net decrease of $80,000 reflects a decrease of approximately $0.7 million related to reduced labor and consulting and $0.2 million related to reduced professional services, including legal, accounting and insurance, offset by an increase of $0.5 million for travel, $0.2 million for supplies and $0.1 million for facilities.

Interest Income.  Interest income for the nine months ended December 31, 2007 increased $0.3 million, or 20%, to $1.9 million from $1.6 million for the same period last year. The increase during the current period was attributable to increased investment yields over the same period last year, along with increased aggregate cash balances.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our corporate strategies. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein.

We have invested our cash in an institutional fund that invests in high quality short-term money market instruments with weighted average maturities of less than sixty days to provide liquidity for capital preservation and for operations.

Operating Activities.  During the nine months ended December 31, 2007, we used $18.6 million in cash in our operating activities, which consisted of a net loss for the period of $26.5 million, offset by cash generated from working capital of $2.5 million and non-cash adjustments (primarily depreciation, warranty, stock compensation and inventory charges) of $5.4 million. During the same period last year, operating cash usage was $32.9 million, which consisted of a net loss for the period of $28.2 million and cash used for working capital of $11.7 million, offset by non-cash adjustments of $7.0 million. The decrease in working capital cash usage of $13.8 million is largely attributable to $4.9 million in funds received for the C200 commercialization program, net changes in inventories of $13.7 million, net reduction to prepaids of $0.1 million and net changes in accounts payable and accrued liabilities of $0.7 million offset by increased accounts receivable of $4.7 million and increased deferred revenue of $0.5 million. The net changes in inventories are attributable to shipment of finished goods along with reduced purchases. Accounts receivable decreased as a result of the timing of collections and sales. Additionally, warranty claims spending decreased because of a continued focus on product quality and the timing of claims.

Investing Activities.  Net cash used in investing activities relates primarily to the acquisition of fixed assets of $0.5 million and $1.4 million for the nine months ended December 31, 2007 and 2006, respectively. Our cash usage for investing activities has been relatively low. Our significant capital expenditures were made in previous periods.  We anticipate increased investing activity in conjunction with the development of the C200 and C1000 Series products.

Financing Activities.  During the nine months ended December 31, 2007 and 2006, we generated $1.5 million and $1.7 million, respectively, in financing activities. In both periods, the funds generated from financing activities were primarily the result of the exercise of stock options. The funds used for financing activities in the nine months ended December 31, 2007 and 2006 were primarily the result of repayment of capital lease obligations. Repayments of capital lease obligations were $24,000 during the nine months ended December 31, 2007 compared with $15,000 for the same period a year ago.

We anticipate that, as a result of our efforts to generate sales and margins while controlling costs, we will lower our cash usage in future periods. Our operating plan for Fiscal 2008 calls for less cash used for operating and investing activities than in Fiscal 2007.

     Except for scheduled payments made on operating and capital leases during the nine months ended December 31, 2007, there have been no material changes in the Company’s remaining commitments under non-cancelable operating leases and capital leases disclosed in our Annual Report on Form 10-K for Fiscal 2007.

We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, based on our cash usage over the last twelve months, by the end of Fiscal 2008, historical cash burn rates may not support this assertion. Therefore, it is possible, if not likely, that we may need or elect to raise additional funds to fund our activities beyond the next year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective.

As a result of its evaluation, management concluded that a control deficiency constituted a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because management has identified a material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

The material weakness related to a deficiency in the design of controls surrounding the Company’s analysis of offsets to research and development expense. Controls designed within the Company’s financial closing process to detect errors in the amount of benefit to be recorded as a reduction of research and development expense were not designed effectively as they did not detect certain errors in the December 31, 2007 quarterly financial results. This deficiency in controls resulted in the Company recording adjustments to increase research and development expense by a material amount in the quarter ended December 31, 2007.

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and certain of the underwriters of the Company’s initial and secondary public offerings.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. Approximately 300 other issuers and their underwriters had similar suits filed against them, all of which were included in a single, coordinated proceeding in the District Court.  A consolidated amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In the summer of 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  In June 2004, an agreement of partial settlement was submitted to the court for preliminary approval, and the court preliminarily approved the issuers’ partial settlement with the class on February 15, 2005, subject to certain modifications.  While the partial settlement was pending approval, the Plaintiffs have continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.   The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 25, 2007, the District Court entered an order terminating the settlement agreement.  On August 14, 2007, the plaintiffs filed their second, consolidated, amended class action complaints against the defendants in the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On December 21, 2007, the defendants filed their opposition to class certification, and on the same date, the plaintiffs filed their opposition to the motion to dismiss. On January 28, 2008, the defendants filed their reply brief in further support of the motion to dismiss. Briefing on the class certification motion is scheduled to be completed in April 2008. Because of the inherent uncertainties of this litigation, we cannot accurately predict the ultimate outcome of the matter.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.  We are considering what, if any, action to take in response to this litigation.  Because of the inherent uncertainties of this litigation, we cannot accurately predict the ultimate outcome of the matter.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007 except for the risk associated with UTCP, a significant customer, as described below.

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

Sales to UTC Power Corporation (“UTCP”), an affiliate of United Technologies Corporation, accounted for approximately 12% and 17% of our net revenue for the years ended March 31, 2007 and 2006. Our OEM agreement with UTCP permits UTCP to package the Capstone microturbine products with chillers and heat exchange equipment manufactured by UTCP and to sell and service the integrated CCHP units. UTCP’s performance as it relates to engineering, installation and provision of after-market service could have a significant impact on our reputation and products. Our near-term sales, cash flow and profitability could be adversely affected if UTCP does not achieve its forecasted sales growth. In September 2007, we entered into the Development Agreement with UTCP. The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of our 200kW microturbine product, the C200. Pursuant to the terms of the Development Agreement UTCP will contribute $12.0 million in cash and approximately $800,000 of in-kind services toward our efforts to develop the C200. In return, we will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. If we fail to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and we would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP. Our sales, cash flow and profitability could be adversely affected if we fail to complete the development and commercialization of the C200. In addition, we entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers. If we have to perform more warranty repairs than expected pursuant to this service agreement, our near-term and long-term cash flow and profitability would suffer.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1(3)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation
3.2(4)	Amended and Restated Bylaws of Capstone Turbine Corporation
4.1(2)	Specimen stock certificate
10.1(1)	Purchase order from BPC Energy Systems acknowledged December 31, 2007 by Capstone Turbine Corporation.*
31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                                  Filed herewith.

(2)                                                  Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(3)                                                  Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(4)                                                  Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

*                                                         Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ WALTER J. McBRIDE
Walter J. McBride
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: February 11, 2008