Form 10-K
period 2008-03-31
CAPSTONE TURBINE CORP
filed 2008-06-12
CIK 1009759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15957

CAPSTONE TURBINE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4180883 (I.R.S. Employer Identification No.)
21211 Nordhoff Street, Chatsworth, California 91311 (Address of principal executive offices)(Zip code)
818-734-5300 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Class—Common Stock, par value $.001 per share
Series A Preferred Stock Purchase Rights
Name of Exchange on which Registered—NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 28, 2007 was $174.6 million.

         As of June 6, 2008, 151,611,150 shares of the registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the registrant's 2008 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.    Business.

Overview

        We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP"), integrated combined heat and power ("ICHP"), and combined cooling, heat and power ("CCHP")), resource recovery and secure power. In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. There are several technologies which are used to provide "on-site power generation" (also called "distributed generation") such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air. Our microturbines are sold primarily through our distributors. We, along with our Authorized Service Companies ("ASCs"), install and service the microturbines. Successful implementation of the microturbine relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

        We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines from 30 kilowatts up to 1 megawatt in electric power output, designed for commercial, industrial, and utility users. Our 30- kilowatt ("C30") microturbine can produce enough electricity to power a small convenience store. The 60 and 65 kilowatt ("C60 Series") microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200- kilowatt ("C200") microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants. By packaging the C200 microturbine power modules into an ISO-sized container, Capstone has created a family of microturbine offerings from 600- kilowatts up to one megawatt in a compact footprint. Our 1000-kilowatt ("C1000 Series") microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and super low emission electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene and diesel. The C60 Series and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. Our C60 Series was recently certified by the California Air Resources Board ("CARB") to meet its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were recently certified by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications.

        Stationary applications for our microturbines are very broad, either independent of or connected to the electric utility grid. The primary applications that we have sold products to include:

  •
  Cogeneration—CHP and CCHP—Cogeneration maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation, and enhances the economic advantage for customers. Cogeneration is an application that uses both the heat energy and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 70%, or more. The increased operating efficiency reduces overall greenhouse gas emissions compared with traditional independent sources of utility electricity and local thermal generation. In fact, our microturbines' emissions of commonly found air pollutants ("criteria pollutants") such as oxides of Nitrogen ("NOx") and volatile organic compounds ("VOCs") are lower than those from the on-site hot water heaters or boilers that our CHP system displaces—meaning that local emissions of these pollutants are actually reduced when a Capstone CHP system is installed. This high CHP efficiency also means more efficient use of increasingly expensive fuels and can reduce net utility costs for end users. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications. For example, we have used the heat generated by the microturbines to supply hot water solutions for hotels, schools, and swimming pools. When our microturbine exhaust drives an absorption chiller, the chiller produces chilled water for air conditioning and other uses. These systems have also been implemented to supply solutions in grocery stores, office and government buildings and manufacturing facilities.

    There are large potential markets for CHP and CCHP applications in North America, Europe, Russia and parts of Asia. A study done for the US Department of Energy ("DOE") calculated the total potential CHP market in the United States to be over 35.5 gigawatts through 2020. Many governments have encouraged more efficient use of the CHP generation process to reduce pollution, lower dependence on fossil fuels, and control the cost of locally produced goods. To access this market, we have entered into agreements with distributors and system integrators with the capability to design, install, and service complete CHP or CCHP systems using our microturbines as the power source.

    •
    Resource recovery—On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes create fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbine products can use methane gas from landfills and wastewater treatment facilities and can burn these waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use at the site or in the surrounding community. Our microturbine products have demonstrated effectiveness in this application and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur. These gases are considered renewable resources.

    •
    Secure power—Because of the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Capstone microturbines can follow levels of demand, providing prime power with N+1 redundancy when other sources fail. Dual mode units operating in a prime power configuration can support a 150% overload for 10 seconds during transient conditions. Dual mode units operating in grid parallel mode can provide customers a back-up power system with an economic payback. These systems offer high onsite energy efficiency when combined with a heat exchanger (CHP) to create hot water or with a chiller (CCHP) for air conditioning at these facilities. This configuration, when combined with the Capstone Dual Mode

      Controller, can transition from the grid parallel mode to prime power mode in less than 10 seconds.

    With opportunities created by deregulation in the electric utility industry and increased reliance on sensitive digital electronics in day-to-day life, industrialized societies are increasingly demanding high quality, highly reliable power. End customers with greater freedom of choice are investigating alternative power sources to protect their business operations and equipment from costly interruptions. Customers who are charged peak rates by utilities can use microturbines to "peak shave" or self-generate electricity to manage their electric consumption to avoid costly "peak demand" charges.

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

  •
  Vehicular Application—Our technology is also used in vehicular applications. Our customers have applied our products in hybrid electric vehicles such as buses and railcars. In these applications the microturbine acts like an onboard battery charger to recharge the battery system as needed. The benefits of these microturbine hybrids include fuel economy gains, quieter operation, reduced emissions and high reliability compared with traditional drive trains.

    Capstone has a microturbine concept in the early stages of development, which is targeted at the needs of the Class 8 truck market. This intercooled and recuperated ("ICR") microturbine is expected to meet 2010 Environmental Protection Agency ("EPA") requirements for heavy duty diesel engines. Sales of heavy duty trucks and busses represent a major market opportunity, and therefore these applications have the potential to become a focused area for development if we can achieve the required performance and price levels.

        We sell complete microturbine units, subassemblies, components and various accessories. We also remanufacture microturbine engines and provide after-market parts and services. Our microturbines are sold primarily through distributors, and Original Equipment Manufacturers ("OEMs"). Distributors purchase our products for sale to end users and also provide application engineering and installation. The distributors are also required to provide a variety of additional services, including engineering the applications in which the microturbines will be used, installing the products at the end users' sites, commissioning the installed applications and providing post-commissioning service. Our distributors perform like value-added resellers. OEMs integrate Capstone's products into their own product solutions. Capstone has also established some outside sales representatives who qualify and close customer orders. The order is then booked directly by Capstone.

        To assure proper installation of Capstone microturbine systems, we have instituted a Factory Trained Installer ("FTI") training and certification program. Personnel from our distributors and OEMs, as well as design engineering firms, contractors, and end users attend this FTI training. We offer a Conceptual Approval ("CA") process to assist all customers by reviewing their installation designs to confirm that the technical requirements for proper operation have been met; such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow, and turbine exhaust means. As part of the microturbine commissioning process, we also complete a checklist to confirm that the final installation adheres to Capstone technical requirements before we accept any warranty obligations. All this is aimed at providing the end user with a proper installation that will operate as expected for the life of the equipment.

        Capstone has a factory direct service offering for commissioning and post-commissioning service. We have added a comprehensive Factory Protection Plan ("FPP") where Capstone charges a fixed annual fee to perform scheduled maintenance, and in some cases unscheduled maintenance as well. Capstone will then perform the required maintenance directly with its own personnel, or will contract with one of our local Authorized Service Companies ("ASCs") to do so. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers ("ASPs") and must be employed by an ASC in order to perform work pursuant to a Capstone FPP. All of our distributors are ASCs. We also have ASCs who do not sell our products, but only offer service for them.

Our Products

        We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our C60 Series microturbine. We began shipping the C60 Integrated CHP solution in 2003 and first shipments of the C65 models occurred during the quarter ended March 31, 2006. The first commercial C200 microturbines are scheduled to ship in September 2008. We are still in the early phases of commercializing this technology and, to date, have not been profitable or generated positive cash flow.

        During Fiscal 2008, we booked total orders of $44.5 million for 760 units or 46.4 megawatts. We shipped 434 units with an aggregate of 22.4 megawatts, for revenue of $21.7 million. As of March 31, 2008, we had 426 units, or 29.5 megawatts, valued at $27.9 million in total backlog, of which 345 units or 25.9 megawatts valued at $24.6 million were current and expected to be shipped within the next twelve months.

        The following table summarizes our backlog:

	Years Ended March 31,
	2008		2007
	Megawatts	Units	Megawatts	Units
Current
C30	3.2	106.9		29
C60 Series	12.1	186	4.6	71
C200	10.6	53	—	—

Total Current Backlog	25.9	345	5.5	100
Long-term
C30	2.2	74	—	—
C60 Series	—	—	—	—
C200	1.4	7	—	—

Total Long-term Backlog	3.6	81	—	—

Total Backlog	29.5	426	5.5	100

        Capstone microturbines are compact, environmentally friendly generators of electricity and heat. They operate on the same principle as a jet engine with the added capability of using a variety of commercially available fuels, such as natural gas, diesel, kerosene and propane, as well as previously unusable or underutilized fuels. For example, our microturbines can operate on low British Thermal Unit ("BTU") gas, which is gas with lower energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills or agrodigesters. The compact and light-weight, modular design provides for flexibility in installing our microturbines in applications that are not suitable for other distributed energy devices.

        Our microturbines incorporate four major design features:

  •
  advanced combustion technology;

  •
  patented air-bearing technology;

  •
  digital power electronics, and

  •
  remote monitoring.

        Our advanced combustion technology allows the Capstone microturbines to achieve low emissions capability with a design that is simple to manufacture. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation. The air-bearing system allows the microturbine's single moving assembly to produce power without the need for typical petroleum-based lubrication. Air-bearings use a high-pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance, such as oil changes. The electronic controls manage critical functions and monitor operations of the microturbine. For instance, our electronics control the microturbine's speed, temperature and fuel flow and communicate with external computers and networks. The power electronics coordinate with the demand signals provided by customers—with the grid when the units are operated in a grid-connect mode and with the on-board battery when equipped for stand-alone mode. All control functions are performed digitally. Performance is optimized, resulting in lower emissions, higher reliability and high efficiency over a variable power range.

        Our C30 and C60 Series microturbines are approximately the size of a large refrigerator. Our C200 microturbine will be packaged in an enclosure that is approximately five feet wide by twelve feet long by eight feet high. We are planning to package the C1000 Series in an ISO-sized container measuring approximately eight feet wide, by thirty feet long, by nine feet high and can include three (C600), four (C800), or five (C1000) C200 power modules. The electrical output of our units can be paralleled in multiple unit configurations through our Advanced Power Server product and a digital communications cable to serve larger installations requiring electrical loads up to ten megawatts.

        Our products can operate:

  •
  connected to the electric utility grid as a current source;

  •
  on a stand-alone basis as a voltage source;

  •
  multipacked to support larger loads as a "virtual single" unit; and

  •
  dual mode, where the microturbine operates connected to the electric utility grid as a current source when grid voltage is available, and, when combined with the optional Dual Mode Controller, can automatically sense that grid voltage is no longer available, disconnect itself from the grid and reconfigure the microturbine output as a voltage source within 10 seconds to operate on a stand-alone basis.

        We also offer C60 Series and C200 Integrated CHP systems. These systems combine the standard C60 Series and C200 microturbine unit with a Heat Recovery Module that provides electricity and heats water in a pre-engineered package.

        Our family of products is offered in the following configurations:

Product Configurations

Microturbine Family
	C30		C60 Series		C200		C1000 Series
Fuel Types	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode
Low pressure natural gas	X	X	X	X	X	X	X	X

High pressure natural gas	X	X	X	X	X	X	X	X

Compressed natural gas	X	X	X	X	X	X	X	X

Landfill gas	X		X		X		X

Digester gas	X		X		X		X

Gaseous propane	X	X	X	X	X	X	X	X

Diesel	X	X	X	X

Bio-diesel	X	X	X	X

Kerosene	X	X	X	X

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

        The Capstone microturbine consists of a turbogenerator and our patented electronic controls, combined with ancillary systems such as a fuel system. The turbogenerator includes a recuperator, a mechanical combustor system and a single moving assembly rotating on our patented air-bearings at up to 96,000 revolutions per minute. The recuperator is a heat exchanger which preheats the incoming compressed air with hot exhaust gas, reducing the amount of fuel required to achieve operating temperature within the combustor, providing higher electrical efficiency over traditional simple cycle turbine engines. The combustor system operates on a variety of fuels and, at full power, can achieve NOx emissions levels in the exhaust of less than four parts per million per volume with natural gas and less than 35 parts per million per volume when operating with diesel. The C60 Series ICHP Natural Gas systems are certified to the stringent CARB 2007 emissions standards for distributed generation installed in California. The C65 Landfill and Digester Gas systems are certified to the CARB 2008 waste gas emissions standard. As a result of our patented air-bearing technology, our microturbines do not require liquid lubrication. In addition, our microturbines do not utilize liquid cooling, keeping scheduled maintenance costs extremely low throughout their useful life.

        Our electronic controls include an air cooled, insulated gate bipolar transistor (commonly known as IGBT) based inverter with advanced digital signal processor based microelectronics. These electronics control and manage the microturbine using Capstone's proprietary software and advanced algorithms. The controls:

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

        In addition, our proprietary Capstone Remote Monitoring Software ("CRMS") provides an advantage to end-users by allowing them to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the microturbine allows end-users to remotely and efficiently monitor performance, power generation and time of operation using our CRMS interface software with standard personal computers. This remote capability can provide end-users with power generation flexibility and cost savings. During the fiscal year ended March 31, 2006, referred to herein as "Fiscal 2006," we also initiated the Internet based communication system, the Capstone Service Network ("CSN"), to provide continuous remote monitoring and diagnostics. If the CSN detects an out-of-limit condition or alarm, it automatically notifies the responsible ASC for immediate follow up action. This is expected to result in even higher levels of power availability and customer satisfaction.

        The C30 microturbines were initially designed to operate connected to an electric utility grid and to use a high pressure, natural gas fuel source. We have expanded our microturbines' functionality to operate with different fuels including a variety of carbon-based fuels such as gaseous propane, sour gas, kerosene and diesel. The combustor system remains the same for all fuels, except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone microturbines' multi-fuel capability provides significant competitive advantages with respect to some of our selected vertical markets.

        Our C60 Series grid-connect and stand-alone microturbine power systems are listed by Underwriters' Laboratories ("UL") as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements. Our products are manufactured by processes that are ISO 9001:2000 and ISO 14001:2004 certified.

        In 2002, the California Energy Commission certified our 30-kilowatt and 60-kilowatt microturbine power systems as the first products to comply with the requirements of its "Rule 21" grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of achieving this standard include avoiding both costly external equipment procurement requirements and extensive site-by-site and utility-by-utility analysis. Our protective relay functionality has also been recognized by the State of New York which has pre-cleared our microturbines for connection to New York's electric utility grid.

        Our 60-kilowatt microturbine power system was the first combustion power generation product to be certified by the CARB as meeting its stringent distributed generation emissions standards that went into effect in 2003. Our C60 Series microturbine now meets the even more stringent CARB 2007 standard for natural gas, as well as the 2008 CARB standard for landfill and digester gas fuels.

        During Fiscal 2006, we became the first microturbine manufacturer to achieve Underwriter's Laboratories Class I, Division 2 certification for operation in hazardous-area oil and gas applications. These specially packed systems are applied in oil and gas production areas with potentially explosive environments.

Applications

        Worldwide, stationary power generation applications vary from huge central stationary generating facilities, above 1,000 megawatts, down to back-up uses below ten kilowatts. Historically, power generation in most developed countries, such as the United States ("U.S."), has been part of a regulated system. A number of developments related primarily to the deregulation of the industry, as well as significant technology advances, have broadened the range of power supply choices available to customers. We believe that our microturbines will be used in a variety of innovative electric power applications requiring less than three megawatts and, more immediately, in those requiring less than 2,000 kilowatts. Within the distributed generation markets served, we focus on vertical markets that we have identified as having the greatest near-term potential. In the markets we are focusing on (secure power, CHP, CCHP and resource recovery), we have identified specific targeted vertical market segments. Within each of these markets, we have identified what we believe to be the critical factors to penetrating these markets and have built plans around those factors.

Cogeneration—CHP/CCHP

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

        With opportunities created by deregulation in the electric utility industry and increased reliance on sensitive digital electronics in day-to-day life, industrialized societies are increasingly demanding high quality, highly reliable power. End customers with greater freedom of choice are investigating alternative power sources to protect their business operations and equipment from costly interruptions. Customers who are charged peak rates by utilities can use microturbines to "peak shave" or self-generate electricity to manage their electric consumption to avoid costly "peak demand" charges.

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

        While Capstone microturbines have been deployed solely for the power reliability applications noted above, the highest economic benefits come from combining CHP or CCHP applications with the customer's need for secure power using a "Dual-Mode" microturbine. Our Dual-Mode microturbines are able to operate connected to a utility grid, but can switch over to stand-alone operation in less than 10 seconds. This provides end users with a backup system with a short return on investment. Approximately half of our microturbine sales are the Dual-Mode versions.

        The ability of our microturbines to use a location's fuel of choice, including, for example, kerosene, diesel or propane, allows customers to use their available fuel source infrastructure more efficiently. We also have designed our microturbines to be a competitive primary power source alternative, compared to diesel generators and other technologies that currently provide power to remote areas or areas with unreliable central generation. This is due to our microturbines' "load following" characteristic, which means that our microturbines are able to match power output to the served facility's need for power. Remote commercial and industrial applications, including oil and gas, can also benefit from use of our microturbines. The less frequent scheduled maintenance intervals mean fewer trips are required to provide routine maintenance to remotely located units, and the remote management and monitoring functions provide greater ease of interface with the units.

Capstone MicroTurbine Benefits

Multi-Fuel Capability

        The Capstone microturbine design provides flexibility for use with a variety of possible fuels, including both gaseous and liquid fuels. This multi-fuel capability increases the number of applications and geographic locations in which our microturbines may be used. All our microturbine systems are capable of being configured for low pressure natural gas, high pressure natural gas, low BTU gas such as landfill and digester gas, high sulfur content (sour) gas, gaseous propane and compressed natural gas. Our C30 and C60 Series microturbines are also offered for operation on liquid fuels such as diesel, bio-diesel and kerosene.

Cost-Competitive

        We believe our microturbines have the potential to be cost competitive in our target markets. The value proposition for our microturbine depends upon a variety of cost elements, including the capital cost of the microturbine itself, the cost to engineer and install a complete system at a user's facility, expected maintenance costs over the life of the project, fuel costs, the type of application, the value of the microturbine's electrical output, and other costs that may be offset by deploying a given microturbine solution. The Capstone microturbine value proposition must then be compared with other competing solutions, such as reciprocating engine generators or fuel cells.

        One of our best value propositions is CHP. We have experienced examples of customer return on investment primarily ranging from three to five years, depending on geographic location and other factors. This value proposition may be improved by government incentives. Recently published data for the California Self-Generation Incentive Program indicate that while reciprocating engine solutions have dominated the overall distributed generation market in terms of total megawatts of power installed, microturbines are the preferred technology for installations below 200 kilowatts. We believe that the introduction of the C200 and C1000 Series models will increase our addressable market for 5 megawatts and below. With continued product cost reduction and more standardized and less costly installations, we believe that the Capstone value proposition will improve.

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

Environmentally Friendly

        Our microturbines use a digitally controlled lean-premix fuel injection system that provides extremely clean combustion. Our standard microturbines achieve less than nine parts per million per volume of emissions of NOx and unburned hydrocarbons at full power when burning natural gas, and less than 35 parts per million per volume of emissions of NOx when using diesel fuel. We also offer microturbines that meet the stringent CARB requirements and which achieve less than four parts per million of NOx emissions operating on natural gas. Our microturbines used for hybrid electric buses were tested by CARB and meet the latest 2007 emissions requirements of the EPA for heavy duty diesel engines when operating on diesel fuel, without reliance on fuel-consuming particulate traps. Because of our patented air-bearing technology, our microturbines require no petroleum-based lubricants, and avoid potential ground contamination caused by petroleum-based lubricants used by conventional reciprocating engines, turbines and other microturbines. Because our system is air cooled we avoid the use of toxic liquid coolants, such as glycol.

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

Minimal Scheduled Maintenance

        Our patented air-bearing system, solid state electronic controls and air-cooled design reduce the scheduled maintenance cost of our microturbines as compared to alternative products. The air bearings eliminate the need for liquid lubrication, avoiding the need to change oil and individually lubricate ball bearings or other similar devices. Our product's ability to continuously and remotely monitor our microturbine performance avoids regularly scheduled diagnostic maintenance costs. The air-cooled design eliminates all of the maintenance related to liquid cooling systems utilized with conventional power electronics technology and generator cooling. Currently, the scheduled maintenance interval for both the C30 and C60 Series is periodic cleaning or changing of the intake air filter, fuel filters and other consumable items every 8,000 hours of operation, with maintenance intervals dependent upon operation, environment, duty cycle and other operational variables.

Remote Monitoring and Operating

        Our electronic controls allow remote monitoring of our microturbines' status, power generation and time of operation in the field. Capstone offers a service to end users to connect their installation to our factory service center 24 hours a day using the Internet. This service, called the Capstone Service Network ("CSN"), allows Capstone and its ASPs to immediately see fault conditions and identify potential failures so that service can be dispatched quickly. Often the only action needed can be done remotely, without visiting the customer site. End users can also see their own site operating in near real time and can set up trending and reporting for their own tracking purposes.

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

Relative Ease of Transportation and Minimal Site Requirements

        Our microturbines are easy to transport and relocate. The C30 and C60 Series offer small size with great flexibility in siting. These stationary systems in enclosures are approximately six feet tall and weigh between 900 and 3,000 pounds, depending upon model and optional equipment. The C200 will be larger and heavier, but provides higher electric power density for a given installation footprint. The C1000 Series is expected to be offered in a standard ISO-sized package measuring eight feet wide by thirty feet long, and offers extremely high power density compared with similarly sized traditional power generation equipment. Our microturbines require a fuel source connection, a connection for the power generated, and proper venting or utilization of exhaust. The built-in synchronizing, load sharing, and protective relay capability of all of the Capstone microturbine systems avoid the need for additional external equipment.

Protective Relay Functionality

        Our microturbines have protective relay functions built into them such that in grid-connect mode, the microturbine will not send power out over the electric utility grid if the utility is not supplying voltage. This circuit protection function avoids potential damage to the local electric grid, which is one of the electric utilities' major concerns about the interconnection of distributed generation technologies. The microturbines have similar built-in protective relay functions to protect against fault conditions when operating in stand-alone mode.

Sales, Marketing and Distribution

        We sell microturbines in the worldwide stationary markets. We anticipate that our microturbines will be used in a variety of stationary power applications requiring 30 kilowatts and up to ten megawatts.

        We primarily sell our products through distributors, and in some cases, we sell our products directly. Our parts are sold to distributors, ASCs and end users. Our typical terms of sale include shipment of the products with title, care, custody and control transferring at our dock, payment due anywhere from in advance of shipment to 90 days from shipment, and warranty periods of approximately 15 to 18 months from shipment. We typically do not have customer acceptance provisions in our agreements.

Sales by Geographical Location

  North America

        We have distribution agreements with a number of companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been CHP and resource recovery.

        In addition to our distributors, we are initiating actions to expand our presence in our targeted markets by utilizing manufacturer's representatives and packagers as well as direct sales in selected markets.

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

  Asia

        Our sales and marketing strategy in Asia has been to develop several distributor relationships in Japan and China, and subsequently enter other selected markets along the Pacific Rim.

        Our primary market focus in Japan is CHP applications. Within Japan, there is great demand for economic energy solutions that will lower both the existing high cost of electricity and meet the greenhouse gas emissions guidelines of the Kyoto accords. Our Japanese distributors recognize the quickest and most practical way to accomplish this is through CHP applications, which raise efficiencies from approximately 30% for pure electrical generation to approximately 70% or more. Our Japanese distributors mainly act as packagers. They seek to design applications using our microturbines and/or subassemblies and components for their particular target CHP market, as well as the "free fuel" biogas market. The Japanese market tends to prefer systems that burn liquid fuels because of the lower costs and greater availability of the fuel.

        Other areas in Asia and the Pacific Rim offer attractive opportunities as well. South Korea and China are areas where resource recovery applications and CHP and CCHP solutions are expected to experience market growth.

  Europe and Russia

        To address the European market, including Russia, we are strengthening our relationship with existing distributors and increasing Capstone local sales and service support. We have an office in Europe for the purpose of working with our distributors there on a daily basis to realize growth opportunities. We have established a spare parts distribution center in Europe to make parts readily available to our distributors. Resource recovery applications have been growing in Europe based on attractive incentives established in several countries. Further, Europe has a history of extensive use of distributed generation technologies.

Revenue

        For geographic and segment revenue information, please see "Notes to Consolidated Financial Statements—Segment Reporting."

Customers

        Two customers accounted for 18% and 13% of net revenue for the year ended March 31, 2008, respectively. Sales to Banking Production Centre accounted for 18%, 16% and 10% of our net revenue for the years ended March 31, 2008, 2007 and 2006, respectively. Sales to UTC Power Corporation ("UTCP"), an affiliate of United Technologies Corporation, accounted for 13%, 12% and 17% of our net revenue for the years ended March 31, 2008, 2007 and 2006, respectively. As of March 31, 2008, Banking Production Centre represented 33%, UTCP represented 4%, and one other customer represented 11% of accounts receivable, respectively. To date, we have sold to a relatively few number of customers and have limited repeat business.

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

        Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies, such as fuel cells or microturbines. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (resource recovery/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because Capstone microturbines can provide a reliable source of power and can operate on multiple fuel sources, we believe they offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

        Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine is similar in design to an internal combustion engine used in automobiles. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise and maintenance. These technologies, which typically have a lower up-front cost than microturbines, are currently produced by, among others, Caterpillar Inc., Cummins Inc., Dresser Waukesha, a business unit of Dresser, Inc., GE Energy Jenbacher gas engines, Deutz Corporation and Kohler Power Systems, a division of Kohler Co.

        Our microturbines may also compete with other distributed generation technologies, including solar power and wind-powered systems. Solar powered and wind powered systems produce no emissions. The main drawbacks to solar powered and wind powered systems are their dependence on weather conditions and high capital costs.

        Although the market for fuel cells is still developing, a number of companies are focused on the residential and vehicle fuel cell markets, including FuelCell Energy, UTCP, Plug Power and Ballard Power Systems. Fuel cells have lower levels of NOx and other criteria pollutant emissions than our microturbines. Fuel cells have received higher levels of incentives for the same applications as microturbines. We believe absent these high government-supported incentives, microturbines provide a better value to end users in most applications. However, over the medium-to-long term, fuel cell technologies that compete more directly with our products may be introduced.

        We also compete with several companies who have microturbine products, many of which have significantly greater resources and market presence than us, including Ingersoll-Rand, Elliott Energy Systems and Toyota.

        Overall, we compete with end users' other options for electrical power and heat generation on the basis of our microturbines' ability to:

  •
  provide power when a utility grid is not available or goes out of service,

  •
  reduce total cost of purchasing electricity and fuel,

  •
  improve electric power availability and provide high power quality,

  •
  operate on multiple fuel types,

  •
  reduce emissions—both criteria pollutants and greenhouse gasses,

  •
  simplify operation, and

  •
  control maintenance costs and associated disposal of hazardous materials.

Governmental and Regulatory Impact

        Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, they may charge additional fees to customers who install on-site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

        Government funding can impact the rate of development of new technologies. While we continue to receive some development funding, committed amounts remaining are relatively low. See "Research and Development." Competing new technologies generally receive larger incentives and development funding than do microturbines.

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

        Our strategy of out-sourcing the manufacturing and assembly of our nonproprietary product components allows for more attractive pricing, quick ramp-up and the use of just-in-time inventory management techniques. While the current variability in our demand volumes and resulting imprecise demand forecasting affect our ability to leverage these capabilities, we believe that we can realize economies of scale related to our product manufacturing costs as unit volume increases. We assemble and test units as well as manufacture air-bearings and certain combustion system components at our facility in Chatsworth, California. Additionally, we manufacture recuperator cores at our facility in Van Nuys, California. We have primary and secondary sources for other critical components and have evaluated our core competencies and identified additional outsourcing opportunities which we are now actively pursuing.

        We believe our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. With approximately $10 to $15 million of capital expenditures we believe we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix. We have not committed to this expansion nor identified a source for its funding, if available.

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

        Solar Turbines Incorporated, a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar's technology, which allows us to manufacture cores ourselves. In June 2001, we started to manufacture recuperator cores. Recuperator cores using the Solar technology, which we make and sell, are subject to a per-unit royalty fee. As of March 31, 2008, cumulative royalties of $0.1 million have been paid under the terms of the agreement.

Research and Development ("R&D")

        For fiscal years ended March 31, 2008, 2007 and 2006, R&D expense was $8.9 million, $9.4 million, and $11.0 million and was 28%, 45% and 46% of total revenue, respectively. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE funding and the Development Agreement with UTCP. Benefits from cost-sharing programs were $3.0 million, $1.7 million, and $2.5 million for the years ended March 31, 2008, 2007 and 2006 respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

        The CARB established extremely high industry standards for distributed generation by requiring emissions levels comparable to the Best Available Control Technology for large state-of-the-art central utility power plants. Capstone's microturbines have become even "greener" with its ultra low emissions product certified to meet the CARB 2007 standard which reduced previous requirements for NOx by 86%, carbon monoxide (CO) by 98%, and volatile organic compounds (VOCs) by 98%. Test results showed that the microturbine removed concentrations of unburned hydrocarbons (HC) in the ambient air. The ultra low emissions performance was attained without sacrificing Capstone's signature low maintenance costs by combining ultra low emission lean premix combustion technology with a catalyst that requires no scheduled maintenance for the life of the system. This is in contrast to exhaust cleanup systems used by traditional reciprocating engine driven generation equipment that use chemicals such as ammonia or urea and need frequent adjustments to maintain proper function and air quality. Certification to this standard allows generators to be installed in most of the major air quality management districts in California without regular on-site emissions testing. To date, only microturbines and fuel cells have been certified to this new standard. Installing six 65- kilowatt microturbines operating 24 hours a day reduces nitrogen oxide emissions approximately 5 tons per year which equates to the environmental impact of taking 258 cars off the road, based on EPA emissions and efficiency data for the average US power plant and average passenger vehicle. Capstone enhanced its C60 Series microturbine to meet the CARB 2007 standard with co-funding from the DOE.

        Capstone microturbines are the first power generation technology to receive CARB 2008 Waste Gas Emissions certification for operation on landfill and digester gas. Capstone microturbines are capable of burning waste gases with methane contents as low as 30% which can be challenging for competing combustion technologies. We achieve CARB waste gas emissions requirements with our low premix combustion technology inherent to the microturbine which require no exhaust after treatment. Certification to the new waste fuel emissions standard makes approved technologies such as the Capstone landfill and digester microturbines much easier to locate in California—often avoiding the need for local air permitting. Producing energy using gas from these applications avoids the need to use non-renewable resources such as coal, oil, or natural gas to produce the same amount of energy. A study performed by the EPA Landfill Methane Outreach Program (LMOP) has identified over 570 candidate sites in the United States alone with potential capacity for 1,370 megawatt and approximately 16 million metric tons of carbon equivalent (MMTCE) potential emissions reductions. Methane gas has 23 times the global warming potential of an equal mass of carbon dioxide. These environmental impacts equate to planting nearly 20 million acres of forest, preventing the use of nearly 170 million barrels of oil, or removing 14 million vehicles from our roads, based on EPA emissions and efficiency data for the average U.S. power plant and average passenger vehicle.

        Capstone released for sale its C65 Liquid Fuel configuration microturbine system. This is the next step in fulfilling the matrix of configurations for the C60 Series product. The high reliability benefits of the Capstone microturbine product make it well suited for remote power and secure power applications which often use liquid fuel. Capstone liquid fuel microturbines are able to burn a variety of fuels including kerosene, high and low sulfur diesel, and biodiesel blends.

        Capstone released versions of its C30 and C60 Series microturbine products for operation in high humidity applications. The new package provides resistance to corrosive environmental conditions typical of coastal, jungle and other high humidity installations. Previously released products for offshore manned and unmanned platforms have been well received by our oil and gas customers. The high humidity package is a further offering to many of these same customers for use at land-based oil and gas facilities.

        Our most recent significant R&D activity has been the C200 microturbine—a 200-kilowatt, higher electrical efficiency product. Capstone worked with the DOE on its "Advanced MicroTurbine System" program and received funding for some of the early C200 development efforts. C200 beta testing has demonstrated performance to design objectives making the C200 the highest electrical efficiency turbine less than 4.5 megawatts. Once commercially released, the C200 will include the same low emissions, certification options, and flexible configuration features incorporated on our existing C30 and C60 Series products. Capstone signed an agreement with UTCP to provide cash and in-kind services to complete development and commercially launch the C200 product in September 2007. Our resources are focused on incorporating the lessons learned from the early C200 beta program, completing the engineering design, and implementing a manufacturing plan which includes initial deliveries of the C200 product in September 2008.

        Our C1000 Series product is being developed based on Capstone's C200 microturbine product line. This product family can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO container. Benefits of the C1000 Series product will include low greenhouse-gas emissions, patented air-bearing microturbine technology, easy to install and commission with a single fuel and electrical connection, minimal scheduled maintenance and downtime, low noise and vibration, and one of the industry's smallest modular footprints. Additional features include Capstone's remote monitoring and diagnostic capabilities, and integrated utility synchronization and protection. We expect to deliver our first commercial C1000 Series product in January 2009.

        R&D activities have historically also focused on development of related products and applications, including gas compressors that enhance the microturbines' multi-fuel capability and integration with energy storage devices like battery packs for stand-alone applications. Current and future development activities will be in support of our focused target markets.

        Capstone has a microturbine concept in the early stages of development, which is targeted at the needs of the Class 8 truck market. This intercooled and recuperated ("ICR") microturbine is targeted to achieve 45% shaft efficiency while meeting 2010 EPA requirements for heavy duty diesel engines. Sales of heavy duty trucks and busses represent a major market opportunity, and therefore these applications have the potential to become a focused area for development if we can achieve the required performance and price levels.

Protecting our Intellectual Property Rights and Patents

        We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 95 U.S. and 29 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2024.

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

        As of March 31, 2008, we employed 216 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

Available Information

        This annual report on Form 10-K ("Annual Report"), as well as Capstone Turbine Corporation's (the "Company" or "Capstone") quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company's Internet website (http://www.microturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

Item 1A.    Risk Factors.

        This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") pertaining to, among other things, our future results of operations, profits and losses, R&D activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, general business, industry and economic conditions applicable to us, the reliability of our products and their need for maintenance, our ability to be cost-competitive and to outperform competition, customer satisfaction, the value of using our products, our ability to achieve economies of scale, market advantage, return on investment and functionality of our products. These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in our expectations, except as may be required by law.

        The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks actually occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this report on Form 10-K, our quarterly reports on Form 10-Q and other documents filed by us from time to time.

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

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate which would adversely affect our revenue and profitability.

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

  •
  consumer perceptions of our microturbines' safety and quality;

  •
  the emergence of newer, more competitive technologies and products; and

  •
  decrease in domestic and international incentives.

We operate in a highly competitive market among competitors who have significantly greater resources than we have and we may not be able to compete effectively.

        Capstone microturbines compete with several technologies, including reciprocating engines, fuel cells and solar power. Competing technologies may receive certain benefits, like governmental subsidies or promotion, or be able to offer consumer rebates or other incentives that we cannot receive or offer to the same extent. This could enhance our competitors' abilities to fund research, penetrate markets or increase sales.

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

  •
  emissions levels.

        There is no assurance that we will be able to successfully compete against either current or potential competitors or that competition will not have a material adverse effect on our business, operating results, financial condition and cash flow.

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

Approval of the New York City Department of Buildings' Materials Equipment Acceptance ("MEA") application for listing our product on the MEA Index may not result in an increase in sales.

        Our sales efforts may not achieve our intended targets with regards to the New York market and, therefore, may not generate the net revenue we anticipate. As a result of our corporate strategies, we decided to focus resources on the New York market to support the sales that may result from the approval of the New York City Department of Buildings' MEA application for listing our product on the MEA Index. Though we received our MEA approval from the New York City Department of Buildings MEA Division and the New York Fire Department on May 24, 2006, certain applications of our products will require further approval and there can be no assurance that our focus on, or our near-term plans for, the New York market will be successful.

Approval of Capstone-branded products for listing on the General Service Administration ("GSA") Schedule does not ensure that we will supply products to the federal government and may not result in an increase in sales.

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

We may not be able to retain or develop OEMs, distributors in our targeted markets, in which case our sales would not increase as expected.

        In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise or better access to those markets. We believe that retaining or developing strong OEMs or distributors in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. Because of OEMs' and distributors' relationships in their respective markets, the loss of an OEM or distributor could adversely impact the ability to penetrate our target market. We offer our OEMs and distributors stated discount from list price for the products they purchase. In the future, to attract and retain OEMs and distributors we may provide volume price discounts or otherwise incur significant costs that may reduce the potential profitability of these relationships. We may not be able to retain or develop appropriate OEMs and distributors on a timely basis, and we cannot provide assurance that the OEMs and distributors will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in our being unable to enter into other arrangements at a time when the OEM or distributor with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot provide assurance that we will be able to negotiate collaborative relationships on favorable terms or at all. The inability of the Company to have appropriate distribution in our target markets may adversely affect our financial condition, results of operations and cash flow.

A significant customer may not achieve its forecasted sales growth or we may fail to complete the development and commercialization of the C200, in which case the significant customer would receive a non-exclusive, perpetual, world-wide license to the C200 or we may incur additional expense related to service contracts we acquired from this customer, thereby affecting our revenue levels and cash flow.

        Sales to UTC Power Corporation ("UTCP"), an affiliate of United Technologies Corporation, accounted for approximately 13% and 12% of our net revenue for the years ended March 31, 2008 and 2007. Our OEM agreement with UTCP permits UTCP to package the Capstone microturbine products with chillers and heat exchange equipment manufactured by UTCP and to sell and service the integrated CCHP units. UTCP's performance as it relates to engineering, installation and provision of after-market service could have a significant impact on our reputation and products. Our near-term sales, cash flow and profitability could be adversely affected if UTCP does not achieve its forecasted sales growth. In September 2007, we entered into the Development Agreement with UTCP. The Development Agreement engages UTCP to fund and support the Company's continued development and commercialization of our 200kW microturbine product, the C200. Pursuant to the terms of the Development Agreement UTCP will contribute $12.0 million in cash and approximately $800,000 of in-kind services toward our efforts to develop the C200. In return, we will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP's cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. If we fail to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and we would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP. Our sales, cash flow and profitability could be adversely affected if we fail to complete the development and commercialization of the C200. In addition, we entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers. If we have to perform more warranty repairs than expected pursuant to this service agreement, our near-term and long-term cash flow and profitability would suffer.

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

        We have entered into agreements with some of our distributors and ASCs that require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors or ASCs. It is possible that future changes in our product technology could involve costs that have a material adverse effect on our results of operations, cash flow or financial position.

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

Utility companies or governmental entities could place barriers to our entry into the marketplace, and we may not be able to effectively sell our products.

        Utility companies or governmental entities could place barriers on the installation of our products or the interconnection of the products with the electric grid. Further, they may charge additional fees to customers who install on-site generation, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. The cost of electric power generation is ultimately tied to the cost of natural gas. However, changes to electric utility tariffs often require lengthy regulatory approval and include a mix of fuel types as well as customer categories. Potential customers may perceive the resulting swings in gas and electric pricing as an increased risk of investing in on-site generation.

Product quality expectations may not be met causing slower market acceptance or warranty cost exposure.

        As we continue to improve the quality and lower the total costs of ownership of our products, we may require engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive. Despite our continuous quality improvement initiatives, we may not meet customer expectations. Any significant quality issues with our products could have a material adverse effect on our rate of product adoption, results of operations, financial condition and cash flow. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use, our products may perform below expectations. Any significant performance below expectations could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

        We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. These enhancements have at times been provided at no cost or below our cost. If we choose to offer such programs again in the future, such actions could result in significant costs.

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

        The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition, results of operations and cash flow would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary from period to period.

Potential intellectual property, stockholder or other litigation may adversely impact our business.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. In the third quarter of Fiscal 2008, a material weakness was detected which related to a deficiency in the design of controls surrounding the Company's analysis of offsets to research and development expense. This deficiency in controls resulted in the Company recording adjustments to increase research and development expense by a material amount in the quarter ended December 31, 2007. During the fiscal quarter ended March 31, 2008, the Company enhanced the design of the control relating to the monthly review procedure of the analysis. Although we believe that we currently have adequate internal controls procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective or that future material changes to our internal controls will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control.

        Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control. Our executive offices and manufacturing facilities are located in Southern California. Because the Southern California area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. The Company does not maintain earthquake coverage for personal property or resulting business interruption. If an earthquake, fire or other natural disaster occurs at or near our facilities, our business, financial condition, operating results and cash flow could be materially adversely affected.

The market price of our common stock has been and may continue to be highly volatile and an investment in our securities could suffer a decline in value.

        An investment in our securities is risky, and stockholders could suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock is highly volatile and is likely to continue to be volatile. As a result of the factors discussed below, our operating results for a particular quarter are difficult to predict. Given the continued uncertainty surrounding many variables that may affect the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our common stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

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

  •
  sales or purchases of the Company's common stock;

  •
  the trading volume of our common stock;

  •
  developments relating to litigation or governmental investigations; and

  •
  decrease in oil and electricity prices.

        In addition, the stock market in general, and the Nasdaq Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. The market prices of securities of technology companies and companies servicing the technology industries have been particularly volatile. These broad market and industry factors may cause a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. This type of litigation, if instituted against us and regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management's attention and resources, which could materially harm our financial condition, results of operations and cash flow.

Provisions in our certificate of incorporation, bylaws and our stockholder rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition at a premium price.

        Provisions of our second amended and restated certificate of incorporation, amended and restated bylaws and our stockholder rights plan, as well as provisions of the General Corporation Law of the State of Delaware, could discourage, delay or prevent unsolicited proposals to merge with or acquire us, even though such proposals may be at a premium price or otherwise beneficial to you. These provisions include our board's authorization to issue shares of preferred stock, on terms the board determines in its discretion, without stockholder approval, and provisions of Delaware law that restrict many business combinations.

        We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired such status unless appropriate board or stockholder approvals are obtained. Our board of directors has adopted a stockholder rights plan, pursuant to which one preferred stock purchase right has been issued for each share of our common stock authorized and outstanding. The rights plan is intended to protect our stockholders in the event of an unfair or coercive offer to acquire the Company. However, the existence of the rights plan may discourage, delay or prevent a merger or acquisition of the Company that is not supported by the board of directors.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of leased office space, warehouse space and assembly and test space at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in May 2010. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in nearby Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in November 2010.

        The Company also leases approximately 47,500 square feet of space in Brooklyn, New York pursuant to a lease agreement which expires in October 2010 to accommodate offices, warehousing and manufacturing and light component assembly work. In January 2008, the Company had reduced its occupancy by 22,392 square feet of space in this office.

        The Company also leases approximately 3,083 square feet of space in Elmwood Park, New Jersey pursuant to a lease agreement which expires in August 2010 to accommodate offices and warehousing.

        We believe our facilities are adequate for our current needs.

Item 3.    Legal Proceedings.

        In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its then officers, and the underwriters of the Company's initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company's common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company's insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters. A stipulation of partial settlement and release of claims against the issuer defendants was submitted to the District Court for approval in June 2004. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of "focus cases" rather than all of the 310 cases that had been consolidated. The Company's case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court's class certification decision. On April 6, 2007, the Second Circuit denied the Plaintiffs'

petition for rehearing. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the proposed settlement. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including the Company's, in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class. The District Court denied the motion with respect to the remaining 18 cases, including the Company's case. For those 18 cases, the District Court ordered the Plaintiffs to notify the Defendants and the Court within 21 days of the identity of the putative class representatives and the basis of each putative representative's claim, and to indicate whether the putative representatives are members of the proposed class. Plaintiffs have requested an extension of time to provide this information until July 15, 2008. The Defendants may renew their motion to strike class allegations if the Plaintiffs fail to identify the putative class representatives within the allotted time or if the putative representatives are not members of the proposed class. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit's mandate. Because of the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. are no longer named as defendants. The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint. A status conference was held on April 28, 2008, at which time, the Court set a schedule for responses to the Amended Complaint. Our response to the Amended Complaint is due on July 25, 2008. Because of the inherent uncertainties of this litigation, we cannot accurately predict the ultimate outcome of the matter.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We did not submit any matters to a vote of our stockholders during the fourth quarter of the year ended March 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        Our common stock is publicly traded on the Nasdaq Global Market under the symbol "CPST". The following table sets forth the low and high sales prices for each period indicated.

	High	Low
Year Ended March 31, 2007:
First Quarter	$4.47	$2.20
Second Quarter	$2.52	$1.24
Third Quarter	$1.75	$1.21
Fourth Quarter	$1.25	$0.75
Year Ended March 31, 2008:
First Quarter	$1.28	$0.86
Second Quarter	$1.48	$0.91
Third Quarter	$1.83	$1.02
Fourth Quarter	$2.28	$1.20

        As of June 6, 2008, the last reported sale price of our common stock on the Nasdaq Global Market was $3.63 per share.

Stockholders

        As of June 6, 2008 there were 943 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

Dividend Policy

        We currently intend to retain any earnings for use in our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. We have never declared or paid any cash dividends on our capital stock. In the future, the decision to pay any cash dividends will depend upon our results of operations, financial condition, cash flow and capital expenditure plans, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant.

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The selected financial data shown below have been derived from the audited financial statements of Capstone. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

        Amounts in thousands, except per share data.

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005	Year Ended March 31, 2004
Statement of Operations:
Net revenue	$31,305	$21,018	$24,103	$16,968	$12,607
Cost of goods sold	35,105	26,045	34,563	25,545	30,446

Gross loss	(3,800)	(5,027)	(10,460)	(8,577)	(17,839)
Operating costs and expenses:
Research and development	8,906	9,374	11,019	11,761	11,221
Selling, general and administrative	25,622	24,615	27,741	20,782	19,779
Loss from operations	(38,328)	(39,016)	(49,220)	(41,120)	(48,839)
Net loss	$(36,113)	$(36,728)	$(47,073)	$(39,449)	$(47,739)
Net loss per share of common stock—basic and diluted	$(0.25)	$(0.32)	$(0.50)	$(0.47)	$(0.58)

	As of March 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$42,605	$60,322	$58,051	$63,593	$102,380
Working capital	44,934	72,103	60,099	61,562	95,602
Total assets	74,046	97,003	89,717	95,190	136,545
Capital lease/note payable obligations	18	46	66	83	595
Long-term liabilities	463	561	626	1,002	1,149
Stockholders' equity	53,053	81,785	71,628	76,678	115,443
Total liabilities and stockholders' equity	$74,046	$97,003	$89,717	$95,190	$136,545

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report on Form 10-K.

Overview

        Capstone is, and has been, the market leader in microturbines based on the number of microturbines sold. However, the adoption rate for our products has been slower than originally anticipated. We believe that the following key factors contributed to this result: inadequate technology robustness and solution-specific engineering, installation, commissioning and service work; market approach; new technology adoption barriers; Capstone's R&D focused culture and constrained capital spending as a result of general economic conditions. The performance of our early-generation microturbines was inconsistent. While some units performed as expected, others did not. These performance inconsistencies have been identified as coming from the product itself and from inappropriate application and inadequate installation and service work. Contributing to these challenges, our historical market approach was to emphasize sales volume primarily rather than sales with higher contribution margins. This historical focus on volume introduced high variability in the configurations sold, types of applications, system installations and customer requirements. In addition, new technologies traditionally encounter adoption barriers. An important means to overcome adoption barriers is to fully meet customers' needs and develop groups of customers who provide good references for potential new customers in their specific markets. Capstone's widespread approach to marketing did not provide for depth of referencing in any given market. While these types of challenges are not unusual for new companies, we believe Capstone's historically R&D-focused business structure and culture prohibited us from adequately addressing necessary changes. Capstone is undergoing a period of transition.

        Our current management team has approximately sixty years of experience in distributed generation and co-generation with the addition of our Chief Executive Officer, Executive Vice President of Sales & Marketing and Senior Vice President of Customer Service at the end of calendar year 2007. This team has successfully sold competing products including GE Energy Jenbacher gas engines, Caterpillar Inc., Deutz Corporation, Waukesha, a business unit of Dresser, Inc and other microturbines.

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

        In order to increase volume and reduce cost, we are focusing our efforts in vertical markets that we expect to generate repeat business for the Company. To support our opportunities to grow in these target markets, we continue to enhance the reliability of our products' performance through a multi-faceted approach. We developed new processes and enhanced training to assist those who apply, install and use our products, and we improved the products themselves.

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

    During Fiscal 2008, we booked orders for 46.5 megawatts and shipped 22.4 megawatts of products, resulting in 29.5 megawatts in backlog at the end of the fiscal year. Our actual product shipments in Fiscal 2008 were: 29% for use in CHP applications, 20% for use in CCHP applications, 36% for use in resource recovery applications and 15% for use in other markets (including secure power).

  2)
  Sales and Distribution Channel—We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 27 distributors. Internationally, outside of North America, we currently have 28 distributors. We continue to refine the distribution channels to address our specific targeted markets.

  3)
  Geographic Focus—Within the United States, our focus is on California and the Northeast. We use our corporate headquarters to serve the California market and our sales and service office in New Jersey to expand our penetration in the Northeastern market. Based on our belief that the European countries and Russia will offer significant opportunities we opened an office in England in Fiscal 2007. Accordingly, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Throughout Asia we are focusing resources on increased distribution channels to the market with the expectation that China will become a significant market in the years ahead. Additionally, we have established an office in Mexico.

  4)
  Service—During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2008, we continued to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service. Service revenue in Fiscal 2008 was approximately 8% of total revenue. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

  5)
  Product Robustness and Life Cycle Maintenance Costs—To provide us with the ability to evaluate microturbine performance in the field, we developed a "real-time" remote monitoring and diagnostic feature. This feature allows us to monitor installed units and rapidly collect operating data on a continual basis. We use this information to anticipate and more quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement. This feature is important in allowing us to better serve our customers.

  6)
  New Product Development—Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30 and C60 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005 and first commercial shipments are scheduled for September, 2008. Testing and engineering continue on strategic areas of the engine. Our C1000 Series product is being developed based on Capstone's C200 microturbine product line. This product family can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO container. We expect to deliver our first commercial C1000 Series product in January 2009.

  7)
  Cost and Core Competencies—We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have opportunities to save costs through outsourcing. In conjunction with these changes, we have launched a strategic supply chain initiative to begin developing suppliers in China and other parts of Asia. The Company continues to review avenues for cost reduction by sourcing to the best value supply chain option. We have had success in the international "marketplace" as well as within the United States. Momentum continues to grow as the level of deliveries continues to increase.

        We believe that execution in each of these key areas will be necessary to continue Capstone's transition from an R&D focused company with a promising technology and early market leadership to achieving positive cash flow with growing market presence and improving financial performance. Based on our current progress, we have established a goal to achieve cash flow positive when we ship approximately 250 units in a quarter, depending on product mix.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to long lived assets, including intangible assets, fixed assets, bad debts, inventories, warranty obligations, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

  •
  We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our intangible assets consist of a license granted to the Company to use a former supplier's intellectual property repurchased by the Company from a former stockholder. Long-lived assets are being depreciated or amortized over their estimated useful lives. Intangible assets are being amortized over their estimated useful lives. Future write-downs may be required if the value of these assets become impaired, and depreciation and amortization may be accelerated if estimated useful lives are shortened. We identify asset groups in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal

    of Long-Lived Assets" and compare the expected future cash flows to be generated from asset groups to the carrying value of the assets. In the event that the future cash flows are insufficient to recover the value of the assets, we write down the asset group to its estimated fair value. While we currently have no indications of events or circumstances that indicate additional impairments are warranted, future changes in our forecast expectations or changes in our utilization of these or other assets may result in further impairment of our long-lived assets.

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

  •
  We provide for the estimated cost of warranties at the time revenue from sales is recognized. We also accrue the estimated costs to address reliability repairs on products no longer under warranty when, in our judgment, and in accordance with a specific plan developed by us, it is prudent to provide such repairs. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts, labor and shipping to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. As we have more units commissioned and longer periods of actual performance, additional data becomes available to assess expected warranty costs. When we have sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in estimates are recorded in the period that new information becomes available. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required and could be material to our financial condition, results of operations and cash flow.

  •
  Our revenue consists of sales of products, parts, accessories and service, net of discounts and allowances for sales returns. Our distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectibility is reasonably assured. While there are no rights of return privileges on product sales, we have made some limited exceptions to the no-right-of-return policy. We have provided an allowance for future sales returns based on information from the previous three years. Our operating policy may change in the future. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. For multiple-element arrangements, we recognize revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known and customer acceptance, if required, has occurred.

  •
  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate all accounts aged over 60 days or past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required.

  •
  We have a history of unprofitable operations. These losses generated significant federal and state net operating loss ("NOL") carryforwards. SFAS No. 109, "Accounting for Income Taxes" requires that we record a valuation allowance against the net deferred income tax assets associated with these NOLs if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Because of the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, a valuation allowance has been provided against all of our net deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred income tax asset at that time. Such adjustment would increase income in the period that the determination was made. On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109". FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes

  •
  We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal matters, requires us to use our judgment. Any unfavorable outcome of litigation or other contingencies could have an adverse impact on our financial condition, results of operations and cash flow.

  •
  Our adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") in the first quarter of Fiscal 2007 requires that we recognize stock-based compensation expense associated with stock options in the statement of operations, rather than disclose it in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

  •
  Expected volatility—The estimated stock price volatility was derived based upon the Company's actual historic stock prices over the expected option life, which represents the Company's best estimate of expected volatility.

  •
  Expected option life—The Company's estimate of an expected option life was calculated in accordance with the Staff Accounting Bulletin No. 107 simplified method for calculating the expected term assumption.

  •
  Risk-free interest rate—We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

    The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. We review historical forfeiture data and determine the appropriate forfeiture rate based on that data. We re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we recognize the actual expense over the vesting period only for the shares that vest.

Results of Operations

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Revenue

        Revenue is reported net of sales returns and allowances. Revenue for the year ended March 31, 2008 increased $10.3 million, or 49%, to $31.3 million from $21.0 million for the year ended March 31, 2007. Revenue from microturbine product shipments increased $6.6 million, or 44%, to $21.7 million for 434 units during Fiscal 2008 from $15.1 million for 277 units during Fiscal 2007. Shipments of microturbine units were 22.4 megawatts during Fiscal 2008 compared with 15.6 megawatts during Fiscal 2007. Revenue from C30 product shipments increased $4.1 million, or 178% to $6.4 million for 165 units during Fiscal 2008 from $2.3 million for 56 units during Fiscal 2007. Shipments of C30 product were 5.0 megawatts during Fiscal 2008 compared with 1.7 megawatts during Fiscal 2007. Revenue from C60 Series product shipments increased $2.5 million, or 20% to $15.3 million for 269 units during Fiscal 2008 from $12.8 million for 221 units during Fiscal 2007. Shipments of C60 Series products were 17.5 megawatts during Fiscal 2008 compared with 13.9 megawatts during Fiscal 2007. Revenue from accessories, parts and service during Fiscal 2008 increased $3.7 million to $9.6 million from $5.9 million during Fiscal 2007. Included in the overall revenue increase was a $1.8 million increase in revenue from the North American market, a $5.0 million increase in revenue from the European market, a $1.3 million increase in revenue from the Asian market, and a $2.2 million increase in revenue from the South American market primarily the result of the benefits of efforts to improve customer relationships. While sales did not increase at the expected rate, we continued to pursue market penetration through the use of worldwide distributors, OEMs and direct sales resources.

        The following table summarizes our revenue:

	Years Ended March 31,
	2008			2007
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$6.4	5.0	165	$2.3	1.7	56
C60 Series	15.3	17.5	269	12.8	13.9	221

Total from Microturbine Products	$21.7	22.5	434	$15.1	15.6	277
Accessories, Parts, and Service	9.6	—	—	5.9	—	—

Total	$31.3	22.5	434	$21.0	15.6	277

        Two customers accounted for 18% and 13% of revenue, respectively, for the year ended March 31, 2008. For the year ended March 31, 2007, two customers accounted for 16% and 12% of revenue, respectively. Banking Production Centre accounted for 18% and 16% of revenues for the year ended March 31, 2008 and 2007, respectively. UTC accounted for 13% and 12% of revenue for year ended March 31, 2008 and 2007, respectively.

Gross Loss

        Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $3.8 million, or 12% of revenue, for the year ended March 31, 2008 compared to $5.0 million, or 24% of revenue, for the year ended March 31, 2007. The decrease in the gross loss and corresponding improvement in the gross loss percentage reflects increased sales of both C30 and C60 Series units along with reduced warranty expense of $2.9 million, offset by increased manufacturing costs of $1.6 million and lower absorption of overhead costs into ending inventory of $4.3 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes in estimates for several reliability enhancement programs. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available. Warranty expense for units shipped decreased $0.1 million as a result of improvements that have been made through engineering design changes and product robustness. Of the remaining $2.8 million in reductions to warranty expense, $2.4 million relates to higher expenses incurred in the prior year for several reliability repair programs. The remaining decrease of $0.4 million relates to a reduction of $0.7 million to specific reliability repair programs due to product enhancements and technology changes, offset by an increase of $0.3 million in actual repair spend.

        We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. Additionally, other measures we have taken to achieve profitability include initiatives to further reduce direct material costs and reductions in other manufacturing and warranty costs.

Research and Development ("R&D") Expenses

        R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the year ended March 31, 2008 decreased $0.5 million, or 5% to $8.9 million from $9.4 million for the year ended March 31, 2007. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE and the UTC Development Agreement. The net decrease in R&D spending is the result of lower facilities costs of $0.4 million and an increase in benefits from cost-sharing programs of $1.3 million. This net decrease is offset by increased spending for developmental hardware and supplies of $0.1 million, an increase in spending for travel and administrative costs of $0.1 million and increased spending for labor and consulting services of $1.0 million, of which $0.3 million relates to non-cash stock compensation charges. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2009 to be lower than in Fiscal 2008, as a result of increased benefits from cost-sharing programs.

Selling, General and Administrative ("SG&A") Expenses

        SG&A expenses include compensation and related expenses in support of our general corporate and sales functions, which include facilities, human capital, finance and accounting, stockholder relations, information systems and legal services. SG&A expenses increased $1.0 million, or 4%, to $25.6 million for the year ended March 31, 2008 from $24.6 million for the year ended March 31, 2007. Included in SG&A expenses for the year ended March 31, 2008 was $2.1 million of non-cash stock compensation, compared to $2.3 million for the prior year. The net increase in spending is the result of higher travel costs of $0.9 million due to increased customer site visits and trade show activity, higher facility costs of $0.4 million and higher supplies of $0.3 million, offset by lower administrative costs of $0.4 million and an additional benefit of $0.1 million from shared cost allocations. We expect SG&A costs in Fiscal 2009 to be comparable to Fiscal 2008.

Interest Income

        Interest income for the year ended March 31, 2008 decreased $0.1 million, or 3%, to $2.2 million from $2.3 million for the same period last year. The decrease during Fiscal 2008 was attributable to lower average cash balances and interest rates during the year ended March 31, 2008. We expect interest income to decline for the year ending March 31, 2009 as we continue to use cash to support our operations.

Income Tax Provision

        At March 31, 2008, we had federal and state net operating loss carryforwards of approximately $470.0 million and $314.7 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $194.8 million at March 31, 2008 as the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2007, the net deferred tax asset was fully reserved.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Revenue

        Revenue for the year ended March 31, 2007 decreased $3.1 million, or 13%, to $21.0 million from $24.1 million for the year ended March 31, 2006. Revenue from microturbine product shipments decreased $3.7 million, or 19.7%, to $15.1 million during Fiscal 2007 from $18.8 million during Fiscal 2006. Shipments of microturbine units were 15.6 megawatts during Fiscal 2007 compared with 23.0 megawatts during Fiscal 2006. Revenue from accessories, parts and service for Fiscal 2007 increased $0.6 million to $5.9 million from $5.3 million during Fiscal 2006. Included in the overall revenue decline was a $2.0 million decrease in revenue from the North American market and a $1.7 million decrease in revenue from the Asian market primarily the result of a decline in the activity of one distributor in each market.

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

Gross Loss

        The gross loss was $5.0 million, or 24% of revenue, for the year ended March 31, 2007 compared to $10.5 million, or 43% of revenue, for the year ended March 31, 2006. The decrease in the gross loss and corresponding improvement in the gross loss percentage reflects a change in product mix with increased sales of higher margin C65 units and reduced manufacturing costs of $2.2 million as well as higher absorption of overhead costs into ending inventory of $0.9 million and reduced inventory charges for excess, obsolete and scrapped inventory of $3.9 million offset by increased warranty charges of $1.4 million. Warranty expense for unit shipments decreased $1.1 million as a result of lower volumes and improvements that were made through engineering design changes and product robustness. This decrease was offset by an increase of $2.5 million because of higher estimated costs of several reliability repair programs related to changes in the expected condition of the units that needed repair. These changes were evidenced by increased costs of repair work performed in Fiscal 2007. These changes in program estimates are recorded in the period that new information, such as design changes, product enhancements and repair costs, becomes available.

Research and Development ("R&D") Expenses

        R&D expenses decreased $1.6 million, or 15%, to $9.4 million for the year ended March 31, 2007 from $11.0 million for the year ended March 31, 2006. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE funding. The net decrease in R&D spending was the result of decreased development hardware and supplies costs for various engineering projects of $0.8 million as well as decreases in labor and consulting spending of $1.5 million, facilities expenses of $0.3 million, other expenses of $0.1 million, offset by increases in allocated overhead costs of $0.4 million and a decrease in benefits from cost-sharing programs of $0.7 million. Included in the net decrease in labor and consulting spending for the year ended March 31, 2007 were $0.2 million of non-cash stock compensation charges. There were no such charges for the same period in the prior year. The non-cash stock compensation charge resulted from the Company's adoption of SFAS 123(R) during the first quarter of Fiscal 2007. Benefits from cost-sharing programs vary from period to period depending on the phases of the programs.

Selling, General and Administrative ("SG&A") Expenses

        SG&A expenses decreased $3.1 million, or 11%, to $24.6 million for the year ended March 31, 2007 from $27.8 million for the year ended March 31, 2006. Included in SG&A expenses for the year ended March 31, 2007 was $2.3 million of non-cash stock compensation, compared to $1.0 million for the same period last year. This increase was a result of the Company's adoption of SFAS 123(R) during the first quarter of Fiscal 2007. Other SG&A expenses decreased $4.5 million compared to the prior year. Included in the SG&A decrease was $1.9 million related to legal settlement costs incurred in the prior year, $2.0 million related to reduced professional services including legal, accounting and insurance, labor and related costs of $0.6 million, consulting fees of $0.5 million and marketing costs of $0.3 million, offset by increased facilities costs of $0.3 million, bad debt expense of $0.3 million and other administrative expenses of $0.2 million.

Interest Income

        Interest income for the year ended March 31, 2007 increased $0.2 million, or 7%, to $2.3 million from $2.1 million from the prior year. The increase during Fiscal 2007 was attributable to increased investment yields over the prior year, offset by lower average cash balances during the year ended March 31, 2007.

Income Tax Provision

        At March 31, 2007, we had federal and state net operating loss carryforwards of approximately $433.6 million and $290.8 million, respectively, which were utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $194.8 million at March 31, 2007 as the realization of the benefits of these favorable tax attributes in future income tax returns was not deemed more likely than not. Similarly, at March 31, 2006, the net deferred tax asset was fully reserved.

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

Amounts in thousands, except per share data

	Year Ended March 31, 2008				Year Ended March 31, 2007
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue	$9,254	$9,217	$7,219	$5,615	$5,791	$5,715	$2,946	$6,566
Cost of goods sold	9,785	9,257	7,975	8,088	6,770	6,191	5,282	7,802

Gross loss	(531)	(40)	(756)	(2,473)	(979)	(476)	(2,336)	(1,236)
Operating costs and expenses:
R&D	1,963	1,761	2,433	2,749	1,955	2,021	2,592	2,806
SG&A	7,357	6,462	5,910	5,893	6,273	6,366	6,061	5,915

Loss from operations	(9,851)	(8,263)	(9,099)	(11,115)	(9,207)	(8,863)	(10,989)	(9,957)
Net loss	$(9,565)	$(7,688)	$(8,453)	$(10,407)	$(8,524)	$(8,453)	$(10,419)	$(9,332)

Net loss per common share—basic and diluted	$(0.07)	$(0.05)	$(0.06)	$(0.07)	$(0.06)	$(0.08)	$(0.10)	$(0.09)

Liquidity and Capital Resources

        Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Based on our current forecasts and assumptions, we believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our planned capital expenditures for Fiscal 2009 include approximately $5.0 million for plant and equipment costs related to the production of the C200 and C1000 Series. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

        Our cash and cash equivalent balances decreased $17.7 million during the year ended March 31, 2008, compared to an increase of $2.3 million for the year ended March 31, 2007, which included $42.4 million of proceeds from our direct stock placement. The cash was used in:

          Operating Activities—During the year ended March 31, 2008 we used $21.1 million in cash in our operating activities, which primarily consisted of a net loss for the period of approximately $36.1 million, offset by non-cash adjustments (primarily depreciation, warranty and inventory charges) of $6.7 million and cash from working capital of approximately $8.3 million. This compared to operating cash usage of $40.4 million during the year ended March 31, 2007, which consisted of a net loss for the period of approximately $36.7 million, offset by non-cash adjustments (primarily depreciation and impairment charges) of $11.0 million and cash used for working capital of approximately $14.7 million. This reduction in net loss for Fiscal 2008 from Fiscal 2007 is primarily attributable to cost control measures and increased revenue. The change in working capital between periods is primarily attributable to inventory which has decreased as a result of shipments during the period. Additionally, the change is attributable to a $3.1 million increase in accounts receivable resulting primarily from higher sales occurring at the end of the period. In Fiscal 2008 working capital increased $5.7 million from research and development funding. Warranty claims spending decreased because of a continued focus on product quality and the timing of claims. Net cash used for warranties was $2.3 million in Fiscal 2008 and $3.7 million in Fiscal 2007.

          Investing Activities—Net cash used in investing activities, primarily resulting from the acquisition of fixed assets, was $0.8 million and $1.4 million for the years ended March 31, 2008 and 2007, respectively. Our cash usage for investing activities has been relatively low related to capital expenditures. However, in Fiscal 2009 we expect increases in cash usage for investing activities due to production equipment related to the C200 and C1000 Series.

          Financing Activities—During the year ended March 31, 2008, we generated $4.2 million from financing activities as compared to cash generated in Fiscal 2007 of $44.2 million. The funds generated from financing activities in the year ended March 31, 2007 were primarily the result of a direct placement of the Company's common stock, which was completed effective January 24, 2007. In the offering, we issued a total of 40 million shares of common stock and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, resulting in gross proceeds of approximately $45.6 million, and incurred approximately $3.2 million in direct costs. The exercise of stock options and stock warrants, and employee stock purchases yielded $4.4 million in cash for the year ended March 31, 2008 as compared with $1.7 million in Fiscal 2007. Repurchase of shares for employee taxes on restricted stock units ("RSUs") used $0.2 million. Repayments of capital lease obligations used $28,000 during the year ended March 31, 2008 compared with $20,000 in the prior year.

        We anticipate that, as a result of our efforts to build sales and margins while controlling costs, we will lower our cash usage. We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible, if not likely, that we may decide to raise additional funds in the current fiscal year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

  •
  our competitors' response to our products and services; and

  •
  our relationships with customers, distributors, dealers and project resellers.

Contractual Obligations and Commercial Commitments

        At March 31, 2008, our commitments under notes payable and non-cancelable operating leases were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in Thousands)
Contractual Obligations:
Notes payable	$18	$13	$5	$—	$—
Operating lease commitments	$5,323	$2,196	$3,127	$—	$—

        As of March 31, 2008, we had firm commitments to purchase inventories of approximately $15.4 million. Inventory delivery dates and related payments are not firmly scheduled. Therefore, amounts under these firm purchase commitments will be due concurrent with the receipt of the related inventories.

        In 2000, the DOE awarded the Company $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award was to be distributed during the project period September 28, 2000 through July 1, 2005. In April 2005, the DOE amended the agreement and added a task to develop an Ultra-Low Emissions Microturbine. The award was increased to a total of $17.7 million, and the project period was extended through December 31, 2008. In February 2007, the award was again amended to reduce funding to $13.5 million. The program cost a total of $31.5 million over the eight years. We billed the DOE under this agreement a cumulative amount of $13.5 million through March 31, 2008. There is no remaining funding and the program is now complete.

        In 2001, we were awarded a $3.0 million grant from the DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million, which would therefore require us to incur approximately $2.5 million of the total R&D expenditures under this program. We had billed the DOE under this contract a cumulative amount of $1.3 million through March 31, 2007. No additional work will be performed under this contract.

        Agreements we have with some of our distributors and Authorized Service Companies ("ASCs") require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors or ASCs. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in product technology could result and yield costs if significant amounts of inventory are held at ASCs. As of March 31, 2008, no significant inventories were held at ASCs.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements.

Impact of Recently Issued Accounting Standards

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective as of January 1, 2009. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations, ("SFAS No. 141R"), which changes accounting principles for business acquisitions. SFAS No. 141R requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on consolidated financial position or results of operations.

        In January 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations when it becomes effective in 2008, but we do not expect it will have a significant impact on the financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has also issued FASB Staff Positions ("FSP") 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating any impact that the adoption of this pronouncement may have on the Company's consolidated financial position or results of operations.

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

Interest

        We have no significant long-term debt outstanding and do not use any derivative instruments. We have invested our cash in institutional funds that invest in high quality short-term money market instruments.

Item 8.    Financial Statements and Supplementary Data.

        The Company's Consolidated Financial Statements and Schedule included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2008 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2008. Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The independent registered accounting firm's attestation report follows. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In the third quarter of Fiscal 2008, a material weakness was detected which related to a deficiency in the design of controls surrounding the Company's analysis of offsets to research and development expense. Controls designed within the Company's financial closing process to detect errors in the amount of benefit to be recorded as a reduction of research and development expense were not designed effectively as they did not detect certain errors in the December 31, 2007 quarterly financial results. This deficiency in controls resulted in the Company recording adjustments to increase research and development expense by a material amount in the quarter ended December 31, 2007.

Changes in Internal Control Over Financial Reporting

        During the fiscal quarter ended March 31, 2008, the following changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  •
  In connection with the material weakness identified in the third quarter of Fiscal 2008, the Company enhanced the design of the control relating to the monthly review procedure of the analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the internal control over financial reporting of Capstone Turbine Corporation and subsidiary (the "Company") as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2008 of the Company and our report dated June 12, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective April 1, 2007.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
June 12, 2008

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item 10 is incorporated by reference from Capstone's definitive proxy statement for its 2008 annual meeting of stockholders, scheduled to be held on August 28, 2008.

Item 11.    Executive Compensation.

        The information required by this Item 11 is incorporated by reference from Capstone's definitive proxy statement for its 2008 annual meeting of stockholders, scheduled to be held on August 28, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        The information required by this Item 12 is incorporated by reference from Capstone's definitive proxy statement for its 2008 annual meeting of stockholders, scheduled to be held on August 28, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item 13 is incorporated by reference from Capstone's definitive proxy statement for its 2008 annual meeting of stockholders, scheduled to be held on August 28, 2008.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item 14 is incorporated by reference from Capstone's definitive proxy statement for its 2008 annual meeting of stockholders, scheduled to be held on August 28, 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) 1. and 2.    Financial statements and financial statement schedule

        The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a) 3.    Index to Exhibits.

Exhibit Number	Description
3.1(2)	Second Amended and Restated Certificate of Incorporation of Capstone.
3.2(13)	Amended and Restated Bylaws of Capstone.
4.1(2)	Specimen stock certificate.
4.2(16)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.
4.3(19)	Form of Warrant
9.1(2)	Investor Rights Agreement.
9.2(2)	Amendment No. 1 to Investors Rights Agreement.
9.3(3)	Amendment No. 2 to Investors Rights Agreement.
9.4(3)	Amendment No. 3 to Investors Rights Agreement.
10.1(2)	Lease between Capstone and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California.
10.2(2)	1993 Incentive Stock Option Plan.
10.3(2)	Employee Stock Purchase Plan.
10.4(22)	Amended and Restated 2000 Equity Incentive Plan.
10.5(4)	Transition Agreement, dated August 2, 2000, by and between Capstone and Solar Turbines Incorporated.
10.6(4)	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone.
10.7(6)	Lease between Capstone and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California.
10.8(6)	Lease between Capstone and AH Warner Center Properties, Limited Liability Company, dated February 16, 2001, for leased premises at 21700 Oxnard Street, Woodland Hills, California.
10.9(5)	Deferred Compensation Plan of Capstone.
10.10(14)	Amended and Restated Capstone Change of Control Severance Plan.
10.11(7)	Stock Option Agreement with John Tucker dated August 1, 2003.
10.12(7)	Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003.

10.13(9)	Stock Option Agreement with Karen Clark dated January 29, 2002.
10.14(10)	Stock Option Agreement with Michael Redmond dated August 25, 2003.
10.15(10)	Stock Option Agreement with John Fink III dated August 25, 2003.
10.16(21)	Amendment to the Capstone Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003
10.17(11)	Amendment to the Capstone Restricted Stock Purchase Agreement with John Tucker dated August 4, 2003.
10.18(16)	Rights Agreement with Mellon Investor Services LLC dated July 7, 2005.
10.19(12)	Inducement Stock Option Agreement with Walter J. McBride dated August 5, 2005.
10.20(12)	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan.
10.21(15)	Inducement Stock Option Agreement with Leigh L. Estus dated November 7, 2005.
10.22(13)	Subscription Agreement effective as of October 7, 2005 between Capstone and Monarch Pointe Fund, Ltd.
10.23(13)	Subscription Agreement effective as of October 7, 2005 between Capstone and Asset Managers International Ltd.
10.24(15)	Inducement Stock Option Agreement with Walter J. McBride dated January 16, 2006.
10.25(17)	Consulting Agreement between Capstone and John R. Tucker, dated July 24, 2006.
10.26(20)	Lease Agreement dated October 15, 2005 with Addendum, dated September 27, 2006, with CapGen CHP, Inc.
10.27(18)	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006.
10.28(18)	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006.
10.29(18)	Letter Agreement between Capstone and Darren R. Jamison, dated December 1, 2006.
10.30(18)	Change of Control Severance Agreement between Capstone and Darren R. Jamison, effective December 18, 2006.
10.31(19)	Placement Agency Agreement with A.G. Edwards & Sons Inc., dated January 18, 2007.
10.32(19)	Form of Subscription Agreement.
10.33(23)	Letter Agreement between Capstone and James D. Crouse, dated January 31, 2007.
10.34(23)	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007.
10.35(23)	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007.
10.36(22)	Development and License Agreement between Capstone and UTC Power Corporation, dated September 4, 2007.
10.37(24)	Purchase order from BPC Energy Systems, acknowledged December 31, 2007 by Capstone.
14.1(8)	Code of Business Conduct.
14.2(8)	Code of Ethics for Senior Financial Officers and Chief Executive Officer.
21.1(23)	Subsidiary List.

23.1(1)	Consent of Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included in the signature page of this Form 10-K).
31.1(1)	CEO's Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2(1)	CFO's Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO and CFO.

(1)
Filed herewith.

(2)
Incorporated by reference to Capstone's Registration Statement on Form S-1 (File No. 333-33024).

(3)
Incorporated by reference to Capstone's Registration Statement on Form S-1 (File No. 333-48524).

(4)
Incorporated by reference to Capstone's Current Report on Form 8-K filed on October 16, 2000 (File No. 001-15957).

(5)
Incorporated by reference to Capstone's Registration Statement on Form S-8 (File No. 333-66390).

(6)
Incorporated by reference to Capstone's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15957).

(7)
Incorporated by reference to Capstone's Registration Statement on Form S-8 (File No. 333-107628).

(8)
Incorporated by reference to Capstone's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

(9)
Incorporated by reference to Capstone's Registration Statement on Form S-8 filed on November 13, 2002 (File No. 333-101201).

(10)
Incorporated by reference to Capstone's Registration Statement on Form S-8 filed on December 1, 2003 (File No. 333-110847).

(11)
Incorporated by reference to Capstone's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 001-15957).

(12)
Incorporated by reference to Capstone's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(13)
Incorporated by reference to Capstone's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(14)
Incorporated by reference to Capstone's Annual Report on Form 10-K for the year ended March 31, 2005 (File No. 001-15957).

(15)
Incorporated by reference to Capstone's registration statement on Form S-8, dated February 1, 2006 (File No. 333-131431).

(16)
Incorporated by reference to Capstone's Current Report on Form 8-K filed on July 8, 2005 (File No. 001-15957).

(17)
Incorporated by reference to Capstone's Current Report on Form 8-K filed on July 24, 2006 (File No. 001-15957).

(18)
Incorporated by reference to Capstone's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(19)
Incorporated by reference to Capstone's Current Report on Form 8-K filed on January 19, 2007 (File No. 001-15957).

(20)
Incorporated by reference to Capstone's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-15957).

(21)
Incorporated by reference to Capstone's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).

(22)
Incorporated by reference to Capstone's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(23)
Incorporated by reference to Capstone's Annual Report on Form 10-K for the year ended March 31, 2007 (File No. 001-15957).

(24)
Incorporated by reference to Capstone's Quarterly Report on Form 10-K for the quarterly period ended December 31, 2007 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2008 and 2007	F-3
For the years ended March 31, 2008, 2007 and 2006:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2008, 2007 and 2006:
Schedule II—Valuation and Qualifying Accounts	F-29

        Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of Capstone Turbine Corporation Chatsworth, California

        We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiary (the "Company") as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        Effective April 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", as discussed in Note 7 to the consolidated financial statements.

        Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", as discussed in Notes 2 and 8 to the consolidated financial statements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2008, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 12, 2008

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2008	March 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$42,605	$60,322
Accounts receivable, net of allowance for doubtful accounts and sales returns of $629 in 2008 and $789 in 2007	6,768	3,514
Inventories	14,472	21,283
Prepaid expenses and other current assets	1,614	1,614

Total current assets	65,459	86,733

Property, plant and equipment, net	5,536	6,256
Non-current portion of inventories	2,221	3,005
Intangible asset, net	624	892
Other assets	206	117

Total	$74,046	$97,003

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,964	$5,686
Accrued salaries and wages	1,519	1,434
Accrued warranty reserve	4,591	6,554
Deferred revenue	780	937
Current portion of notes payable	13	19
Other current liabilities	5,658	—

Total current liabilities	20,525	14,630

Long-term portion of notes payable	5	27
Other long-term liabilities	463	561
Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 148,238,852 shares issued and 147,578,311 shares outstanding at March 31, 2008; 144,512,997 shares issued and 143,961,789 shares outstanding at March 31, 2007	148	145
Additional paid-in capital	626,952	619,423
Accumulated deficit	(573,383)	(537,270)
Treasury stock, at cost; 660,541 shares at March 31, 2008 and 551,208 shares at March 31, 2007	(664)	(513)

Total stockholders' equity	53,053	81,785

Total	$74,046	$97,003

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2008	2007	2006
Net revenue	$31,305	$21,018	$24,103
Cost of goods sold	35,105	26,045	34,563

Gross loss	(3,800)	(5,027)	(10,460)
Operating expenses:
Research and development	8,906	9,374	11,019
Selling, general and administrative	25,622	24,615	27,741

Total operating expenses	34,528	33,989	38,760

Loss from operations	(38,328)	(39,016)	(49,220)
Interest income	2,224	2,292	2,143
Interest expense	(7)	(2)	(23)
Other income, net	—	—	29

Loss before income taxes	(36,111)	(36,726)	(47,071)
Provision for income taxes	2	2	2

Net loss	$(36,113)	$(36,728)	$(47,073)

Net loss per common share—basic and diluted	$(0.25)	$(0.32)	$(0.50)

Weighted average share used to calculate basic and diluted net loss per common share	145,425	113,770	93,638

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2005	85,379,446	$85	$530,931	$(453,469)	$(356)	$(513)	$76,678
Stock-based compensation	—	—	680	—	—	—	680
Exercise of stock options and employee stock purchases	1,081,038	2	1,843	—	—	—	1,845
Stock awards to Board of Directors	61,345	—	126	—	—	—	126
Amortization of deferred stock compensation	—	—	—	—	148	—	148
Issuance of common stock, net of issuance costs	17,000,000	17	39,207	—	—	—	39,224
Net loss	—	—	—	(47,073)	—	—	(47,073)

Balance, March 31, 2006	103,521,829	104	572,787	(500,542)	(208)	(513)	71,628
Restricted stock awards cancellation	(125,000)	—	—	—	—	—	—
Stock-based compensation	—	—	2,428	—	208	—	2,636
Exercise of stock options and employee stock purchases	1,070,291	1	1,685	—	—	—	1,686
Stock awards to Board of Directors	45,877	—	71	—	—	—	71
Issuance of common stock, net of issuance costs	40,000,000	40	42,452	—	—	—	42,492
Net loss	—	—	—	(36,728)	—	—	(36,728)

Balance, March 31, 2007	144,512,997	145	619,423	(537,270)	—	(513)	81,785
Purchase of treasury stock	—	—	—	—	—	(151)	(151)
Vested Restricted stock awards	293,545	—	—	—	—	—	—
Stock-based compensation	—	—	3,125	—	—	—	3,125
Exercise of stock options and employee stock purchases	1,847,595	2	2,370	—	—	—	2,372
Stock awards to Board of Directors	60,592	—	53	—	—	—	53
Warrants Exercised	1,524,123	1	1,981	—	—	—	1,982
Net loss	—	—	—	(36,113)	—	—	(36,113)

Balance, March 31, 2008	148,238,852	$148	$626,952	$(573,383)	$—	$(664)	$53,053

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net loss	$(36,113)	$(36,728)	$(47,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,215	3,004	4,196
Provision (benefit) for allowance for doubtful accounts and sales returns	(160)	488	322
Inventory write-down	1,038	1,372	3,388
Provision for warranty expenses	372	3,299	760
Loss on disposal of equipment	22	175	72
Stock-based compensation	3,178	2,708	954
Changes in operating assets and liabilities:
Accounts receivable	(3,094)	1,867	(3,041)
Inventories	6,557	(10,002)	(3,783)
Prepaid expenses and other assets	(56)	(567)	(16)
Accounts payable and accrued expenses	1,793	(2,362)	2,271
Accrued salaries and wages and long term liabilities	(13)	(255)	(195)
Accrued warranty reserve	(2,335)	(3,743)	(2,429)
Deferred revenue	(157)	305	(890)
Other current liabilities	5,658	—	—

Net cash used in operating activities	(21,095)	(40,439)	(45,464)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(767)	(1,497)	(1,296)
Proceeds from sale of equipment	3	49	166
Changes in restricted cash	(33)	—	—

Net cash used in investing activities	(797)	(1,448)	(1,130)

Cash Flows from Financing Activities:
Repayment of notes payable	(28)	(20)	(17)
Net proceeds from employee stock based transactions	2,221	1,686	1,845
Net proceeds from issuance of common stock	1,982	42,492	39,224

Net cash provided by financing activities	4,175	44,158	41,052

Net (Decrease) Increase in Cash and Cash Equivalents	(17,717)	2,271	(5,542)
Cash and Cash Equivalents, Beginning of Year	60,322	58,051	63,593

Cash and Cash Equivalents, End of Year	$42,605	$60,322	$58,051

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$7	$2	$23
Income taxes	$2	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the years ended March 31, 2008, 2007 and 2006, the Company purchased $496, $11, and $107 of equipment on accounts payable outstanding as of March 31, 2008, 2007 and 2006 respectively.

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

        Capstone Turbine Corporation (the "Company") develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP") and combined cooling, heat and power ("CCHP")), resource recovery (including "renewable" fuels) and secure power. In addition, the Company's microturbines can be used as generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

        The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings. The Company believes that our existing cash and cash equivalents are sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible, if not likely, that the Company may decide to raise additional funds in the current fiscal year. The Company could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. The Company cannot be assured that it will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that the Company issues may have rights, preferences or privileges senior to those of the holders of its common stock.

        The consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

2. Summary of Significant Accounting Policies

        Cash Equivalents—The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents.

        Restricted Cash—The Company has set aside $33,000 to cover warranty related issues in connection with a performance guarantee. This performance guarantee covers a period of 18 months and will expire in May 2009. This asset is considered long term and it is recorded in other assets on the balance sheet.

        Financial Instruments—The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value based on their short-term nature. The carrying value of notes payable approximates fair value due to the relatively short period of remaining terms for the same or similar debt instruments.

        Accounts Receivable—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company also provides an allowance for sales returns. Although the Company sells its products without rights of return, because occasional exceptions have been made, an allowance is provided based on historical return rates.

        Inventories—The Company values inventories at First In First Out ("FIFO") and lower of cost or market. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company's products. All inventories expected to be used in more than one year are classified as long-term.

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

        Deferred Revenue—Deferred revenue consists of deferred product and service revenue and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company's revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

        Revenue—The Company's revenue consists of sales of products, parts and accessories and service, net of discounts and allowances for sales returns. Capstone's distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning repair and maintenance service. The Company's standard terms of sales to distributors and direct end-users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by Capstone except for warranties provided on the products and parts sold. Revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectibility is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. While there are no rights of return privileges on product sales, the Company has made some limited exceptions to the no-right-of-return policy. Therefore, the Company has provided for an allowance for future sales returns based on historical information. To date, the Company has not had significant levels of service revenue. Service performed by the Company has consisted primarily of commissioning and time and materials based contracts. The time and materials contracts are usually related to out-of-warranty units. Service revenue derived from time and materials contracts is recognized as performed. The Company has also started providing maintenance service contracts to the customers of its existing install base. The maintenance service contracts are agreements to perform certain agreed-upon service to maintain a product for a specified period of time. Service revenue derived from maintenance service contracts is recognized on a straight-line basis over the contract period. The Company occasionally enters into agreements that contain multiple elements, such as sale of equipment, installation, engineering and/or service. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the customer, fair values of undelivered elements are known and customer acceptance provisions, if any, have occurred.

        Warranty—The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company's product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company's warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company's judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

        Research and Development ("R&D")—The Company accounts for grant distributions and development funding as offsets to R&D expenses and are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $3.0 million, $1.8 million and $2.5 million, for the years ended March 31, 2008, 2007 and 2006, respectively.

        Income Taxes—The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109." FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and income tax basis of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

        Contingencies—The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

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

        The Company sells microturbines and related parts and service. Two customers accounted for 18% and 13% of the Company's net revenue for the year ended March 31, 2008, totaling approximately 31%. Two customers accounted for 16% and 12% of the Company's net revenue for the year ended March 31, 2007 totaling approximately 28%. Three customers accounted for 17%, 14% and 10% of the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company's net revenue for the year ended March 31, 2006, totaling approximately 41%. Accounts receivable included $1.6 million for unpaid billings to the federal government under cost-sharing programs at March 31, 2006. No such amounts were outstanding at March 31, 2008 or 2007. Additionally, two customers accounted for 33% and 11% of net accounts receivable as of March 31, 2008, totaling approximately 44%. Three customers accounted for 19%, 15% and 11% of net accounts receivable as of March 31, 2007, totaling approximately 45%.

        The Company's production relies on metals, which are currently in high demand and therefore can be difficult or expensive to obtain. Additionally, several components of the Company's products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

        Net Loss Per Common Share—Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. For purposes of computing basic loss per share and diluted loss per share, shares of restricted common stock which are subject to repurchase if the purchaser's status as an employee or consultant terminates are not considered outstanding until they are vested. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2008, 2007 and 2006, were 9.2 million, 10.3 million and 10.4 million, respectively.

        Stock-Based Compensation—On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all stock options issued to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123(R) and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

        The Company adopted SFAS No. 123(R) using the modified prospective transition method. The Company's consolidated financial statements as of and for the fiscal year ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the years ended March 31, 2008, 2007 and 2006 was $3.2 million, $2.7 million and $1.0 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

The impact of the adoption of SFAS 123(R) increased the net loss by $2.4 million and increased the basic and diluted net loss per common share by $0.02 for the year ended March 31, 2007.

        As noted above, prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The Company also accounted for equity instruments issued to non-employees using the fair value at the date of grant as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service." The following table illustrates the effect on stock-based compensation expense and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its employee and director stock option grants, stock purchases, restricted stock and stock awards for the year ended March 31, 2006 (in thousands, except per share data):

Fiscal Year Ended March 31, 2006
Net loss, as reported	$(47,073)
Add: Stock-based employee and director compensation included in reported net loss	274
Deduct: Total stock-based employee and director compensation expense determined under fair value based method	(3,403)

Pro forma net loss	$(50,202)

Net loss per share—Basic and Diluted:
As reported	$(0.50)
Pro forma	$(0.54)

        The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

Fiscal Year Ended March 31, 2006
Risk-free interest rates	4.2%
Expected lives (in years)	5.6
Dividend yield	—%
Expected volatility	105.0%

        In November 2005, the FASB issued Staff Position No. 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123(R), "Share-Based Payment." The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee and director stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

that were outstanding upon adoption of SFAS No. 123(R). The Company will limit the use of the simplified method for determining the subsequent impact on the APIC pool to employee awards that were fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company will track individual option exercises to evaluate if they were fully vested at the adoption date. If option exercises were not fully vested, the Company will offset the related deferred tax asset against the actual tax benefit realized before applying against the APIC pool. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS No. 123(R) is determined in accordance with the guidance in SFAS No. 123(R).

        Prior to the adoption of SFAS No. 123(R), the Company would have presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." However, the Company has not recorded tax benefits associated with the exercise of stock options based on the losses incurred to date. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.

        Segment Reporting—The Company is considered to be a single operating segment in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The business activities of this operating segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the customer's primary operating location:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
North America	$12,349	$10,552	$12,592
United States	10,757	10,222	9,980
Mexico	1,124	46	2,485
All others	468	284	127
Europe	$13,157	$8,171	$8,284
France	610	86	3,399
Russia	5,610	3,385	2,525
All others	6,937	4,700	2,360
Asia	$2,768	$1,495	$3,201
Japan	681	549	1,734
All others	2,087	946	1,467
All others	$3,031	$800	$26

Total Net Revenue	$31,305	$21,018	$24,103

        Substantially all of the Company's operating assets are in the United States.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        New Accounting Pronouncements—In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations, ("SFAS No. 141R"), which changes accounting principles for business acquisitions. SFAS No. 141R requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on consolidated financial position or results of operations.

        In January 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect that adoption of this statement will have on its consolidated financial position and results of operations when it becomes effective in 2008, but the Company does not expect it will have a significant impact on the financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has also issued FASB Staff Positions ("FSP") 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating any impact that the adoption of this pronouncement may have on the Company's consolidated financial position or results of operations.

3. Inventories

        Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following as of March 31, 2008 and 2007:

	2008	2007
	(In thousands)
Raw materials	$15,516	$17,581
Work in process	236	1,086
Finished goods	941	5,621

Total	16,693	24,288
Less non-current portion	2,221	3,005

Current portion	$14,472	$21,283

        The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

4. Property, Plant and Equipment

        Property, plant and equipment as of March 31, 2008 and 2007 consisted of the following:

	2008	2007	Estimated Useful Life
	(In thousands)
Machinery, equipment, automobiles and furniture	$18,727	$18,198	2 - 10 years
Leasehold improvements	8,753	8,730	10 years
Molds and tooling	3,805	3,713	2 - 5 years

	31,285	30,641
Less, accumulated depreciation	(25,749)	(24,385)

Total property, plant and equipment, net	$5,536	$6,256

        Depreciation expense was $1.9 million, $2.7 million and $3.9 million for the years ended March 31, 2008, 2007 and 2006, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets

        The Company's sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $0.6 million and $0.9 million as of March 31, 2008 and 2007, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $0.3 million of amortization expense for each of the years ended March 31, 2008, 2007 and 2006. The manufacturing license is scheduled to be fully amortized by fiscal year 2011 with corresponding amortization estimated to be $0.3 million, $0.3 million and $89,000 for fiscal years 2009, 2010 and 2011, respectively.

        The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $43,700, $28,000 and $54,000 were earned by the supplier for the years ended March 31, 2008, 2007 and 2006, respectively. Earned royalties of $14,300 were unpaid as of March 31, 2008 and are included in accrued expenses in the accompanying consolidated balance sheet.

6. Accrued Warranty Reserve

        The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company's product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company's warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company's judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

        Changes in the accrued warranty reserve are as follows as of March 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Balance, beginning of the period	$6,554	$6,998	$8,667
Warranty provision relating to products shipped during the period	327	408	1,455
Changes for accruals related to preexisting warranties or reliability repair programs	45	2,891	(694)
Deductions for warranty claims	(2,335)	(3,743)	(2,430)

Balance, end of the period	$4,591	$6,554	$6,998

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

        On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109." FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the date of adoption (April 1, 2007) and as of March 31, 2008, based on the Company's evaluation, the total amount of unrecognized tax benefits was $2.2 million and $2.5 million, respectively, related to research and development credits. There were no interest or penalties related to unrecognized tax benefits at the date of adoption or as of March 31, 2008. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of the date of adoption and as of March 31, 2008 was $2.2 million and $2.5 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets due to uncertainty as to future realization. Prior to the adoption of FIN 48, fully reserved federal and state deferred tax assets related to research and development credits had been recorded in the amount of $10.9 million and $7.2 million, respectively. Upon adoption of FIN 48, $2.2 million of federal and state deferred tax assets related to research and development credits had been derecognized leaving a fully reserved balance of $8.7 million and $6.3 million, respectively. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at April 1, 2007	$2,192
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	$287
Lapse of statute of limitations	—

Balance at March 31, 2008	$2,479

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2003. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statement of income. The adoption of FIN 48 did not have a material impact on the Company's condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The Company's deferred tax assets and liabilities consisted of the following at March 31, 2008 and 2007:

	2008	2007
	(In thousands)
Deferred tax assets:
Inventories	$1,630	$1,500
Warranty reserve	1,845	2,634
Deferred revenue	140	201
Net operating loss ("NOL") carryforwards	179,264	165,427
Tax credit carryforwards	16,508	18,262
Depreciation, amortization and impairment loss	1,788	1,742
Other	3,239	2,790

Total deferred tax assets	204,414	192,556
Deferred tax liabilities:
State taxes	(9,638)	(9,293)

Net deferred tax assets before valuation allowance	194,776	183,263
Valuation allowance	(194,776)	(183,263)

Total deferred income tax assets	$—	$—

        Due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets. The change in valuation allowance for fiscal 2008, 2007 and 2006 was $11.5 million, $13.9 million, and $14.5 million, respectively.

        The Company's NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2008 were as follows (In thousands):

	Amount	Expiration Period
	(In thousands)
Federal NOL	$469,973	2008 - 2027
State NOL	$314,693	2008 - 2012
Federal tax credit carryforwards	$8,975	2008 - 2027
State tax credit carryforwards	$7,533	Various

        The NOLs and federal and state tax credits can be carried forward to offset future taxable income, if any. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The federal tax credit carryforward is a Research and Development Credit, which may be carried forward. The state tax credits consist of a Manufacturer's Investment Credit of approximately $0.8 million, which expires from 2008 - 2014, as well as a Research and Development Credit of approximately $6.3 million, which may be carried forward indefinitely.

        Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder ("Disqualifying Dispositions") provide the Company with a tax deduction equal to the difference

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

between the exercise price and the fair market value of the stock on the date of exercise. Approximately $27.7 million of the Company's federal and state NOL carryforwards as of March 31, 2008 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of approximately $10.5 million associated with these stock options would be excluded from the provision for income taxes and credited directly to additional paid-in-capital.

        A reconciliation of income tax benefit to the federal statutory rate follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Federal income tax at the statutory rate	$(12,278)	$(12,488)	$(16,005)
State taxes, net of federal effect	(1,475)	(1,500)	(1,923)
Impact of rate change	—	—	4,377
Valuation allowance	13,924	13,839	14,512
Other	(171)	149	(961)

Income tax benefit	$—	$—	$—

8. Stockholders' Equity

Stock Plans

1993 Incentive Stock Plan and 2000 Stock Incentive Plan

        In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan ("1993 Plan"). A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan. In June 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") as a successor plan to the 1993 Plan. A total of 3,300,000 shares of common stock were initially reserved for issuance under the 2000 Plan. The 2000 Plan was amended in May 2002 to add 400,000 shares of common stock to the total available for issuance, amended in January 2004 to update certain administrative provisions, amended in September 2004 to add 2,380,000 shares of common stock to the total available for issuance, amended on January 31, 2005 and March 17, 2005 to coordinate the provisions for change in control with the Company's change in control agreements and programs, and was amended and restated on August 24, 2007 to incorporate prior amendments, update certain administrative provisions and include the requirement of an adjustment in the event of a stock split. The 2000 Plan provides for awards of up to 6,080,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued is 13,880,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee's authority includes determining the number of options granted and vesting provisions. As of March 31, 2008, 666,675 shares were available for future grant.

        As of March 31, 2008, the Company had outstanding 5,150,000 non-qualified common stock options issued outside of the 2000 Plan. These stock options were originally granted at exercise prices equal to the fair market value of the Company's common stock on the grant date, as inducement grants to new executive officers and employees of the Company. Included in the 5,150,000 options were

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

2,000,000 options granted to the Company's President and Chief Executive Officer, 300,000 options granted to the Company's former Executive Vice President and Chief Financial Officer, 650,000 options granted to the Company's former Executive Vice President of Sales and Marketing, 850,000 options granted to the Company's Senior Vice President of Sales and Service, 650,000 options granted to the Company's Vice President of Customer Service, 500,000 options granted to the Company's Vice President of Operations and 200,000 options granted to the Company's Vice President of Human Resources. Additionally, the Company had outstanding 675,000 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new executive officers of the Company. Included in the 675,000 units were 375,000 units granted to the Company's President and Chief Executive Officer, 150,000 units granted to the Company's Executive Vice President of Sales and Marketing, and 150,000 granted to the Company's Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of two or four years. For two year vesting, one-half of the value vests one year after the issuance date and the other half vests on the first day of the subsequent year. The four year vesting occurs as follows: one-fourth vests one year after the issuance date and one-fourth vests on the first day of each full year thereafter, so that all shall be vested on the first day of the fourth year after the issuance date.

        During the year ended March 31, 2008, the Company issued 100,000 shares of stock awards to consultants under the 2000 Equity Incentive Plan ("2000 Plan").

        During the year ended March 31, 2007, the Company issued a total of 2,850,000 non-qualified common stock options outside of the 2000 Plan at exercise prices equal to the fair market value of its common stock, as inducement grants to new executive officers of the Company. Included in the 2,850,000 options were 2,000,000 options granted to the Company's President and Chief Executive Officer and 850,000 options granted to the Company's Executive Vice President of Sales and Marketing. Effective July 31, 2006, 500,000 stock options were forfeited in accordance with the consulting agreement between the Company and its former Chief Executive Officer.

        During the year ended March 31, 2006, the Company granted a total of 167,000 non-qualified common stock options to consultants under the 2000 Plan. The Company recorded $0.2 million of stock-based compensation for these grants. To estimate the fair value of the options, the Company utilized the Black-Scholes option pricing model even though such model was developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company's stock option awards. The Company issued a total of 1,500,000 non-qualified common stock options outside of the 2000 Plan at exercise prices equal to the fair market value of its common stock, as inducement grants to a new executive officer and an employee of the Company. Accordingly, no stock-based compensation was recorded for these grants. Included in the 1,500,000 options were 1,000,000 options granted to the Company's Executive Vice President and Chief Financial Officer and 500,000 options granted to the Company's Vice President of Operations.

        In July 2005, the Company entered into a General Release and Separation Agreement and a Consulting Agreement with its then Chief Financial Officer. The agreement provides for, among other

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

items, a continuation of the vesting period of her then unvested common stock options through April 2006, and consulting fees for three months. The Company recognized stock-based compensation of $236,000 in the three months ended September 2005 based upon the fair value of the unvested options.

        On August 4, 2003, the Company sold 500,000 shares of restricted common stock at a price of $0.001 per share to the Company's then new President and Chief Executive Officer as part of his compensation package. Deferred stock compensation of $0.6 million was recorded based on the fair market value of the stock at the date of issuance. The restricted stock was subject to the following vesting provision: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. Effective July 31, 2006, 125,000 unvested shares of restricted stock were repurchased and retired for $125 by the Company in accordance with the consulting agreement between the Company and its former Chief Executive Officer.

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee's regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question. As of March 31, 2008, 117,939 shares were available for future grant.

Valuation and Expense Information under SFAS No. 123(R)

        For the fiscal years ended March 31, 2008, 2007 and 2006, the Company recognized stock-based compensation expense of $3.2 million, $2.7 million and $1.0 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense for the years ended March 31, 2008, 2007 and 2006 (in thousands):

	Fiscal Year Ended December 31,
	2008	2007	2006
Cost of goods sold	$428	$107	—
Research and development	570	232	—
Selling, general and administrative	2,180	2,369	953

Stock-based compensation expense	$3,178	$2,708	$953

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
Risk-free interest rates	3.8%	4.7%
Expected lives (in years)	6.3	6.1
Dividend yield	—%	—%
Expected volatility	98.3%	101.3%

        The Company's computation of expected volatility for the fiscal years ended March 31, 2008 and 2007 was based on historical volatility. The Company estimated the expected life of each stock option granted in the fiscal year ended March 31, 2008 using the short-cut method permissible under SAB 107, which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to the stock option's expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent expected term. Included in the calculation is the Company's estimated forfeiture rate. SFAS No. 123(R) requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the fiscal year ended March 31, 2008, has been reduced by estimated forfeitures. The Company's estimate of forfeitures is based on historical option forfeiture behavior.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at March 31, 2005	9,043,424	$2.46
Granted	3,223,300	$2.65
Exercised	(903,658)	$1.77
Forfeited, cancelled or expired	(991,048)	$2.56

Options outstanding at March 31, 2006	10,372,018	$2.58
Granted	4,231,600	$1.44
Exercised	(1,030,173)	$1.58
Forfeited, cancelled or expired	(3,255,464)	$3.48

Options outstanding at March 31, 2007	10,317,981	$1.93
Granted	1,713,200	$1.26
Exercised	(1,820,196)	$1.28
Forfeited, cancelled or expired	(1,028,062)	$2.30

Options outstanding at March 31, 2008	9,182,923	$1.89	7.69	$5,595,573

Options fully vested at March 31, 2008 and those expected to vest beyond March 31, 2008	8,183,520	$1.96	7.54	$4,788,711

Options exercisable at March 31, 2008	4,373,372	$2.39	6.50	$1,847,343

        The weighted average per share grant date fair value of options granted during the fiscal years ended March 31, 2008, 2007 and 2006 was $1.26, $1.18 and $2.13, respectively. The total intrinsic value of option exercises during the fiscal years ended March 31, 2008, 2007 and 2006, was approximately $1.8 million, $1.4 million and $1.9 million, respectively. As of March 31, 2008, there was approximately $3.9 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.73 years.

        Additional information regarding options outstanding at March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Exercisable at March 31, 2008	Weighted Average Exercise Price
Up to $1.00	1,350,607	8.67	$0.87	407,586	$0.85
$1.01 to $2.00	5,358,270	8.03	$1.39	2,256,927	$1.53
$2.01 to $5.00	2,288,346	6.50	$2.70	1,549,109	$2.72
Greater than $5.00	185,700	5.39	$13.93	159,750	$15.29

	9,182,923	7.69	$1.89	4,373,372	$2.39

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        During the year ended March 31, 2008, the Company issued a total of 60,592 shares of stock to non-employee directors who elect to take payment of all or any part of the directors' fees in stock in lieu of cash. For each term of the Board of Directors (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive, in lieu of all or any portion of their annual retainer or committee fee cash payment, a stock award. The share of stock were valued based on the closing price of the Company's common stock on the date of issuance.

        The following table outlines the restricted stock units activity:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2007	1,062,236	$1.35
Granted	1,826,677	$1.14
Vested and issued	(293,545)	$1.38
Forfeited	(298,730)	$1.23

Nonvested restricted stock units outstanding at March 31, 2008	2,296,638	$1.19

        The restricted stock units vest in equal installments over a period of two or four years. The restricted stock units were valued based on the closing price of the Company's common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the vesting period.

        The Company recorded expense of approximately $0.6 million, $0.3 million and $0.1 million associated with its restricted stock awards and units for fiscal years ended March 31, 2008, 2007 and 2006, respectively. As of March 31, 2008, there was approximately $1.4 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized as expense over a weighted average period of 3.10 years.

Stockholder Rights Plan

        On July 7, 2005, the Company entered into a rights agreement with Mellon Investor Services LLC, as rights agent. In connection with the rights agreement, the Company's board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company's common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the rights agreement. Initially, the rights will be attached to all common stock certificates representing shares then outstanding, and no separate rights certificates will be distributed. Subject to certain exceptions specified in the rights agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company's board of directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the rights agreement) that would result in a person or group beneficially owning 15% or more of the outstanding shares of the Company's common stock. The rights will expire at the close of business on the 30th day after the Company's 2008 annual meeting of stockholders unless a continuation of the rights plan is approved by the stockholders of the Company at that meeting. If so approved by the stockholders, the rights expire on July 18, 2015, unless such date is extended or the rights are earlier redeemed or exchanged by the Company. The rights are intended to protect the Company's stockholders in the event of an unfair or coercive offer to acquire the Company. The rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the board of directors. The rights should also not interfere with any merger or other business combination approved by the board of directors.

Registered Direct Offering and Placement of Common Stock

        Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of common stock of the Company, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. As of March 31, 2008 there were 18.5 million warrants outstanding.

        The sale resulted in gross proceeds of $45.6 million and proceeds net of direct incremental costs of the offering of $42.4 million.

        Effective October 21, 2005, the Company completed a registered direct offering of the Company's common stock whereby it issued a total of 17 million shares of its common stock, resulting in gross proceeds of approximately $41.4 million. The Company incurred approximately $2.2 million in direct costs associated with the offering.

9. Commitments and Contingencies

        As of March 31, 2008, the Company had firm commitments to purchase inventories of approximately $15.4 million.

        The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-term Liabilities in the accompanying consolidated balance sheets. Deferred rent amounted to $0.5 million and $0.6 million as of March 31, 2008 and 2007, respectively. Rent expense amounted to approximately $2.3 million, $2.3 million and $2.1 million for the years ended March 31, 2008, 2007 and 2006, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

        At March 31, 2008, the Company's minimum commitments under non-cancelable operating leases were as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2009	$2,196
2010	2,203
2011	924

Total minimum lease payments	$5,323

        The Company owns automobiles that it has financed with notes payable. The outstanding balances of the notes payable as of March 31, 2008 and 2007 were $18,000 and $47,000, respectively. The notes bear interest at 0.9% with principal and interest paid monthly through August 2009. The related automobiles collateralize the notes payable.

        In 2000, the DOE awarded the Company $10.0 million under a Cooperative Agreement to develop an Advanced Microturbine System. The $10.0 million award was to be distributed during the project period September 28, 2000 through July 1, 2005. In April 2005, the DOE amended the agreement and added a task to develop an Ultra-Low Emissions Microturbine. The award was increased to a total of $17.7 million, and the project period was extended through December 31, 2008. In February 2007 the award was again amended to reduce funding to $13.5 million. The program cost a total of $31.5 million over the eight years. We billed the DOE under this agreement a cumulative amount of $13.5 million through March 31, 2008. There is no remaining funding and the program is now complete.

        In 2001, we were awarded a $3.0 million grant from the DOE for the research, development and testing of packaged cooling, heating and power systems for buildings. The contract is estimated to cost $5.5 million, which would therefore require us to incur approximately $2.5 million of the total R&D expenditures under this program. We had billed the DOE under this contract a cumulative amount of $1.3 million through March 31, 2007. No additional work will be performed under this contract.

        Agreements the Company has with some of its distributors and Authorized Service Companies ("ASCs") require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors or ASCs. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company's product technology could result and yield costs to the Company if significant amounts of inventory are held at ASCs. As of March 31, 2008, no significant inventories were held at ASCs.

        In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its then officers, and the underwriters of the Company's initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company's common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company's insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters. A stipulation of partial settlement and release of claims against the issuer defendants was submitted to the District Court for approval in June 2004. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of "focus cases" rather than all of the 310 cases that had been consolidated. The Company's case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court's class certification decision. On April 6, 2007, the Second Circuit denied the Plaintiffs' petition for rehearing. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the proposed settlement. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion is scheduled to be completed in May 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including the Company's, in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class. The District Court denied the motion with respect to the remaining 18 cases, including the Company's case. For those 18 cases, the District Court ordered the Plaintiffs to notify the Defendants and the Court within 21 days of the identity of the putative class representatives and the basis of each putative representative's claim, and to indicate whether the putative representatives are members of the proposed class. Plaintiffs have requested an extension of time to provide this information until July 15, 2008. The Defendants may renew their motion to strike class allegations if the Plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit's mandate. Because of the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

        A demand for arbitration was filed in March 2004 by Interstate Companies, Inc. ("Interstate"), a company that conducts business with the Company. Interstate claimed damages for breach of contract in excess of $10 million. On December 30, 2005, the Company entered into a Confidential Settlement Agreement and Mutual Release ("Settlement Agreement") with Interstate, whereby all disputes between Interstate and the Company were amicably resolved. Pursuant to the Settlement Agreement,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

the Company paid Interstate $2.3 million on December 30, 2005 and the parties agreed to release each other from any and all claims. The Company had accrued $0.3 million of the expense during Fiscal 2005 and recorded the remaining $2.0 million of the expense in selling, general and administrative cost in Fiscal 2006.

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. are no longer named as defendants. The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint. A status conference was held on April 28, 2008, at which time, the Court set a schedule for responses to the Amended Complaint. Our response to the Amended Complaint is due on July 25, 2008. Because of the inherent uncertainties of this litigation, we cannot accurately predict the ultimate outcome of the matter.

        From time to time, the Company may become subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company's business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

10. Employee Benefit Plans

        The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company began matching 50 cents on the dollar up to 4% of the employee's contributions in October 2006 (Fiscal 2007). Prior to that date, no Company contributions had been made since the inception of the plan. The Company's match vests 25% a year, over four years starting from the employee's hire date. The expense recorded by the Company for the years ended March 31, 2008 and 2007 was approximately $210,000 and $95,000 respectively.

        The Company has a deferred compensation plan providing eligible executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The balance of participant deferrals and earnings thereon was $0 and $18,000 at March 31, 2008 and 2007, respectively, which is included in Other Long-Term Liabilities. The participant deferrals earn interest at the prime interest rate set by Wells Fargo Bank plus 1% per year.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party Transactions

        Mr. Eliot Protsch is the Chairman of the Company's Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc. ("Alliant"), a subsidiary of Alliant Energy Corporation, was a distributor for the Company. The Company purchased $0.1 million of inventory from Alliant during the quarter ended June 30, 2007. This amount was paid as of September 30, 2007. There were no transactions between the Company and Alliant during the year ended March 31, 2007.

        In September 2007, the Company entered into the Development Agreement with UTCP, a division of UTC, a former stockholder of the Company that liquidated their position on January 19, 2007. The Development Agreement engages UTCP to fund and support the Company's continued development and commercialization of the Company's C200. Pursuant to the terms of the Development Agreement, UTCP will contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company's efforts to develop the C200. In return, the Company will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP's cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During the year ended March 31, 2008, the company achieved three of the development milestones and received $2.0 million for the systems requirements review, $2.5 million for the preliminary design review, and $2.5 million for the critical design review. The Company is scheduled to receive the remaining $3.5 million upon the achievement of the remaining development milestones as follows: $2.0 million at microturbine build completion, and $1.5 million at completion of qualification. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. Funding in excess of expenses incurred is recorded as Other Current Liabilities. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. If the Company fails to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and the Company would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP. In addition, the Company entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers.

        In October 2002, the Company entered into a strategic alliance with UTC. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer ("OEM") agreement (the "OEM Agreement") between the Company and UTCP. The Development Agreement extends the OEM Agreement to ensure that such agreement is in effect during the period of commercialization of the C200 and for an additional six months thereafter. Additionally, as part of the Development Agreement, the Company and UTC resolved previous disputes related to the OEM Agreement. The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTCP were approximately $4.1 million, $2.4 million, and $4.2 million for the years ended March 31, 2008, 2007, and 2006, respectively. Related accounts receivable were $0.3 million and $0.8 million, as of March 31, 2008 and 2007, respectively.

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

(In thousands)

Allowance for Doubtful Accounts and Sales Returns:
Balance, March 31, 2005	$536
Additions charged to costs and expenses	386
Deductions	(64)

Balance, March 31, 2006	858
Additions charged to costs and expenses	648
Deductions	(717)

Balance, March 31, 2007	789
Additions charged to costs and expenses	107
Deductions	(267)

Balance, March 31, 2008	$629

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
By:	/s/ EDWARD I. REICH Edward I. Reich Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date:	June 12, 2008

        KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute Darren R. Jamison and Edward I. Reich, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARREN R. JAMISON Darren R. Jamison	Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2008
/s/ EDWARD I. REICH Edward I. Reich	Chief Financial Officer (Principal Financial Officer)	June 12, 2008
/s/ ELIZABETH M. REYNOLDS Elizabeth M. Reynolds	Chief Accounting Officer (Principal Accounting Officer)	June 12, 2008
/s/ ELIOT G. PROTSCH Eliot G. Protsch	Chairman of the Board of Directors	June 12, 2008
/s/ RICHARD K. ATKINSON Richard K. Atkinson	Director	June 12, 2008
/s/ JOHN V. JAGGERS John V. Jaggers	Director	June 12, 2008
/s/ NOAM LOTAN Noam Lotan	Director	June 12, 2008
/s/ GARY J. MAYO Gary J. Mayo	Director	June 12, 2008
/s/ GARY D. SIMON Gary D. Simon	Director	June 12, 2008
/s/ HOLLY A. VAN DEURSEN Holly A. Van Deursen	Director	June 12, 2008
/s/ DARRELL J. WILK Darrell J. Wilk	Director	June 12, 2008

QuickLinks

CAPSTONE TURBINE CORPORATION FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business.
Product Configurations
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
CAPSTONE TURBINE CORPORATION AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CAPSTONE TURBINE CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
CAPSTONE TURBINE CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
CAPSTONE TURBINE CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts)
CAPSTONE TURBINE CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CAPSTONE TURBINE CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE II
CAPSTONE TURBINE CORPORATION VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006 (In thousands)
SIGNATURES