Form 10-Q
period 2008-06-30
CAPSTONE TURBINE CORP
filed 2008-08-11
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The number of outstanding shares of the registrant’s common stock as of July 31, 2008 was 151,933,441.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$32,667	$42,605
Accounts receivable, net of allowance for doubtful accounts and sales returns of $594 at June 30, 2008 and $629 at March 31, 2008	7,324	6,768
Inventories	17,877	14,472
Prepaid expenses and other current assets	2,244	1,614
Total current assets	60,112	65,459
Property, plant and equipment, net	5,812	5,536
Non-current portion of inventories	2,639	2,221
Intangible asset, net	557	624
Other assets	214	206
Total	$69,334	$74,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$9,076	$7,964
Accrued salaries and wages	1,304	1,519
Accrued warranty reserve	4,266	4,591
Deferred revenue	767	780
Current portion of notes payable	13	13
Other current liabilities	4,384	5,658
Total current liabilities	19,810	20,525
Long-term portion of notes payable	2	5
Other long-term liabilities	425	463
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 151,746,322 shares issued and 151,026,519 shares outstanding at June 30, 2008; 148,238,852 shares issued and 147,578,311 shares outstanding at March 31, 2008	152	148
Additional paid-in capital	633,002	626,952
Accumulated deficit	(583,200)	(573,383)
Treasury stock, at cost; 719,803 shares at June 30, 2008 and 660,541 shares at March 31, 2008	(857)	(664)
Total stockholders’ equity	49,097	53,053
Total	$69,334	$74,046

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Revenue	$7,524	$5,615
Cost of goods sold	8,626	8,088
Gross loss	(1,102)	(2,473)
Operating expenses:
Research and development	1,984	2,749
Selling, general and administrative	6,931	5,893
Total operating expenses	8,915	8,642
Loss from operations	(10,017)	(11,115)
Interest income	202	710
Loss before income taxes	(9,815)	(10,405)
Provision for income taxes	2	2
Net loss	$(9,817)	$(10,407)

Net loss per common share — Basic and Diluted	$(0.07)	$(0.07)

Weighted average shares used to calculate Basic and Diluted net loss per common share	151,000	144,000

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(9,817)	$(10,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580	577
Provision (benefit) for allowance for doubtful accounts and sales returns	(35)	—
Inventory write-down	156	499
Provision for warranty expenses	(103)	399
Loss (gain) on disposal of equipment	4	(28)
Stock-based compensation	866	676
Changes in operating assets and liabilities:
Accounts receivable	(521)	(918)
Inventories	(3,979)	1,117
Prepaid expenses and other assets	(638)	(123)
Accounts payable and accrued expenses	1,278	(891)
Accrued salaries and wages and long term liabilities	(253)	(392)
Accrued warranty reserve	(222)	(551)
Deferred revenue	(13)	70
Other current liabilities	(1,274)	—
Net cash used in operating activities	(13,971)	(9,972)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(979)	(132)
Proceeds from disposal of equipment	20	41
Net cash used in investing activities	(959)	(91)
Cash Flows from Financing Activities:
Repayment of notes payable	(3)	(18)
Net proceeds from employee stock-based transactions	1,982	16
Net proceeds from exercise of common stock warrants	3,013	—
Net cash provided (used) by financing activities	4,992	(2)
Net Decrease in Cash and Cash Equivalents	(9,938)	(10,065)
Cash and Cash Equivalents, Beginning of Period	42,605	60,322
Cash and Cash Equivalents, End of Period	$32,667	$50,257
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the three months ended June 30, 2008 and 2007, the Company purchased on account $330 and $51 of fixed assets, respectively.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, the Company’s microturbines can be used as generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2008 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. This Quarterly Report on Form 10-Q (the “Form 10-Q”) refers to the Company’s fiscal years ending March 31st as its “Fiscal” year.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2008, the Company had $42.7 million, or 567 units, in backlog, of which $41.4 million, or 523 units, is expected to be shipped within the next twelve months.   The Company has significantly exceeded its planned backlog as of the end of the first quarter of Fiscal 2009.  To meet this demand and the related working capital requirements associated with long lead times for certain materials, the Company will likely need to raise additional funds in the next twelve months. The Company could raise such funds by selling more stock to the public or to selected investors, or by obtaining debt financing. If the Company raises additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, the equity or debt securities that it issues may have rights, preferences or privileges senior to those of the holders of its common stock. The Company cannot be assured that it will be able to obtain additional funds on commercially favorable terms, or at all. Should the Company be unable to execute its plans or obtain additional financing, the Company may be unable to continue as a going concern for a reasonable period of time. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Positions (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141 (R)”) and other U.S. generally accepted accounting principles. FSP 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS No. 141R”), which changes accounting principles for business acquisitions. SFAS No. 141R requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the consolidated financial position or results of operations.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 with no impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 with no impact to the consolidated financial statements.

4.  Customer Concentrations and Accounts Receivable

Individually, two customers accounted for 32% and 13% of revenue, respectively, for the three months ended June 30, 2008, totaling approximately 45% of revenue. For the three months ended June 30, 2007, three customers accounted for 34%, 12% and 11% of revenue, respectively, totaling approximately 57% of revenue.

Individually, two customers accounted for 46% and 14% of net accounts receivable, respectively, as of June 30, 2008, totaling approximately 60% of net accounts receivable. Two customers accounted for 33% and 11%, respectively, of net accounts receivable as of March 31, 2008, totaling approximately 44%.

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

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	June 30, 2008	March 31, 2008
	(In thousands)
Raw materials	$18,974	$15,516
Work in process	386	236
Finished goods	1,156	941
Total	20,516	16,693
Less non-current portion	2,639	2,221
Current portion	$17,877	$14,472

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2008	March 31, 2008
	(In thousands)
Machinery, equipment and furniture	$19,221	$18,727
Leasehold improvements	8,793	8,753
Molds and tooling	3,863	3,805
	31,877	31,285
Less accumulated depreciation and amortization	(26,065)	(25,749)
Total property, plant and equipment, net	$5,812	$5,536

7.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $0.6 million as of June 30 and March 31, 2008. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $67,000 of amortization expense for each of the three months ended June 30, 2008 and 2007. The manufacturing license is scheduled to be fully amortized by Fiscal 2011 with corresponding amortization estimated to be $0.2 million for the remainder of Fiscal 2009, $0.3 million for Fiscal 2010, and $0.1 million for Fiscal 2011.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $8,600 and $7,700 were earned by the supplier for the three months ended June 30, 2008 and 2007, respectively. Earned royalties of $22,900 and $14,300 were unpaid as of June 30, 2008 and March 31, 2008, respectively, and are included in accrued expenses in the accompanying balance sheet.

8.  Stock-Based Compensation

As of June 30, 2008, the Company had outstanding 4,200,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). These stock options were originally granted at exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new executive officers and employees of the Company.  Included in the 4,200,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Senior Vice President of Sales and Service, 650,000 options granted to the Company’s Vice President of Customer Service, 500,000 options granted to the Company’s Vice President of Operations and 200,000 options granted to the Company’s Vice President of Human Resources. Additionally, the Company had outstanding 637,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new executive officers of the Company. Included in the 637,500 units were 375,000 units granted to the Company’s President and Chief Executive Officer, 150,000 units granted to the Company’s Executive Vice President of Sales and Marketing, and 112,500 granted to the Company’s Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years. The four year vesting occurs as follows:  one-fourth vests one year after the issuance date and one-fourth vests on the first day of each full year thereafter, so that all shall be vested on the first day of the fourth year after the issuance date.

Valuation and Expense Information under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS  No. 123(R)”)

For the three months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense of $0.9 million and $0.7 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Cost of goods sold	$131	$94
Research and development	163	143
Selling, general and administrative	572	439
Stock-based compensation expense	$866	$676

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Risk-free interest rates	3.3%	4.5%
Expected lives (in years)	4.9	6.1
Dividend yield	—%	—%
Expected volatility	95.7%	99.7%

The Company’s computation of expected volatility for the three months ended June 30, 2008 and 2007 was based on historical volatility. The Company estimated the expected life of each stock option granted in the three months ended June 30, 2007 using the simplified method permissible under Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration.  This method is available for options granted prior to December 31, 2007. For options granted after December 31, 2007, the expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation is the Company’s estimated forfeiture rate. SFAS No. 123(R) requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three months ended June 30, 2008 and 2007 has been reduced by estimated forfeitures.  The Company’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2008	9,182,923	$1.89

Granted	—	—
Exercised	(1,032,171)	2.08
Forfeited	(36,042)	2.42
Expired	(6,927)	2.60

Options outstanding at June 30, 2008	8,107,783	$1.87	7.77	$20,652,621

Options exercisable at June 30, 2008	3,949,531	$2.32	6.96	$9,156,981

Options fully vested at June 30, 2008 and those expected to vest beyond June 30, 2008	7,273,388	$1.93	7.66	$18,287,465

During the three months ended June 30, 2008, the Company did not grant any options. The weighted average per share grant date fair value of options granted during the three months ended June 30, 2007 was $0.84. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was approximately $1.1 million and $6,000, respectively. As of June 30, 2008, there was approximately $4.9 million of total compensation cost related to nonvested stock option awards not yet recognized. It is expected to be recognized over a weighted average period of 2.54 years.

During the three months ended June 30, 2008, the Company issued 5,066 shares of stock to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares was $3.76.

A summary of restricted stock unit activity for the three months ended June 30, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2008	2,296,638	$1.19

Granted	194,731	2.85
Vested and issued	(143,790)	1.09
Forfeited	(46,737)	1.38

Nonvested restricted stock units outstanding at June 30, 2008	2,300,842	$1.20

The restricted stock units vest in equal installments over a period of two or four years. For restricted stock units with two year vesting, one-half of such units vest one year after the issuance date and the other half vest two years after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the three months ended June 30, 2008 and 2007 was approximately $0.5 million and $38,833, respectively. The Company recorded expense of approximately $0.2 million and $0.1 million associated with its restricted stock awards and units during the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was approximately $1.9 million of total compensation cost related to nonvested restricted stock units not yet recognized. It is expected to be recognized over a weighted average period of 2.89 years.

Registered Direct Offering and Placement of Common Stock

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During the three months ended June 30, 2008, warrants to purchase 2.3 million shares had been exercised resulting in proceeds of $3.0 million. No warrants were exercised for the same period last year.  There were 16.2 million and 18.5 million warrants outstanding as of June 30 and March 31, 2008, respectively.

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

Changes in accrued warranty reserve during the three months ended June 30, 2008 are as follows:

(In thousands)
Balance, March 31, 2008	$4,591
Warranty provision relating to products shipped during the period	45
Changes for accruals related to preexisting warranties or reliability repair programs	(148)
Deductions for warranty claims	(222)
Balance, June 30, 2008	$4,266

10.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”). The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“kW”) microturbine product, the C200. Pursuant to the terms of the Development Agreement, UTCP will contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During the year ended March 31, 2008, the Company achieved three of the development milestones and received $2.0 million for the systems requirements review, $2.5 million for the preliminary design review, and $2.5 million for the critical design review. During the three months ended June 30, 2008, the Company achieved the physical verification development milestone and received $0.5 million. The Company is scheduled to receive the remaining $3.0 million upon the achievement of the remaining development milestones as follows: $1.5 million at microturbine build completion, and $1.5 million at completion of qualification. As of June 30, 2008, the Company had received $9.0 million and offset approximately $4.6 million of research and development (“R&D”) expenses with this funding. The remaining $4.4 million is recorded in Other Current Liabilities in the accompanying condensed consolidated balance sheets. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. There were approximately $2.0 million of such benefits for the three months ended June 30, 2008 and no such benefits for the same period last year. Funding in excess of expenses incurred is recorded in Other Current Liabilities. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. If the Company fails to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and the Company would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP. In addition to the Development Agreement, the Company entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers.

11.  Commitments and Contingencies

Operating Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-Term Liabilities in the accompanying consolidated balance sheets. Deferred rent amounted to $0.4 million and $0.5 million at June 30, 2008 and March 31, 2008, respectively.

Purchase Commitments

As of June 30, 2008, the Company had firm commitments to purchase inventories of approximately $44.6 million through Fiscal 2011. Based on current estimates to fulfill the backlog, the Company expects to purchase $35.3 million of inventory in Fiscal 2009. Inventory delivery dates and related payments are not firmly scheduled, therefore amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

Legal Matters

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  A stipulation of partial settlement and release of claims against the issuer defendants was submitted to the District Court for approval in June 2004.  While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that had been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified.  On June 25, 2007, the District Court entered an order terminating the proposed settlement.  On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification.  On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints.  On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  Briefing on the class certification motion was completed in May 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including the Company’s, in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion.  On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class.  The District Court denied the motion with respect to the remaining 18 cases, including the Company’s case.  For those 18 cases, the Plaintiffs must notify the Defendants and the District Court by August 22, 2008 of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class.  The Defendants may renew their motion to strike class allegations if the Plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  Because of the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley.  The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. are no longer named as defendants.  The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint.  On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss.  Because of the inherent uncertainties of this litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

 12.  Related Party Transactions

Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc. (“Alliant”), a subsidiary of Alliant Energy Corporation, was a distributor for the Company. The Company purchased $0.1 million of inventory from Alliant during the three months ended June 30, 2007. This amount was paid as of September 30, 2007. There were no other transactions between the Company and Alliant during the quarters ended June 30, 2008 or 2007.

13.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make these instruments antidilutive. As of June 30, 2008 and 2007, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 10.4 million and 10.9 million shares, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and within our Annual Report on Form 10-K for the year ended March 31, 2008. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under Risk Factors in Item 1A of Part II of this Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2008. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”) and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. There are several technologies which are used to provide “on-site power generation,” (also called “distributed generation”) such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, air conditioning and direct hot air. Our microturbines are sold primarily through our distributors. We, along with our Authorized Service Companies (“ASCs”), install and service the microturbines. Successful implementation of the microturbine relies on the quality of the microturbine, the ability to sell into appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines from 30 kilowatts up to 1 megawatt in electric power output, designed for commercial, industrial, and utility users. Our 30-kilowatt (“C30”) microturbine can produce enough electricity to power a small convenience store. The 60-and 65-kilowatt (“C60 Series”) microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200-kilowatt (“C200”) microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants.  By packaging the C200 microturbine power modules into an ISO-sized container, Capstone has created a family of microturbine offerings from 600-kilowatts up to one megawatt in a compact footprint.  Our 1000-kilowatt (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and super low emission electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene and diesel. The C60 Series and C200 microturbines are available with heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. Our C60 Series was recently certified by the California Air Resources Board (“CARB”) to meet its stringent 2007 emissions requirements – the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were recently certified by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications.

The market for our products is highly competitive and is changing rapidly. Our microturbines compete with existing technologies, such as reciprocating engines and may also compete with emerging distributed generation technologies, including solar power, wind-powered systems, fuel cells and other microturbines. Many companies who could be our customers today rely on the utility grid for their power. As many of our distributed generation competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence and greater resources, which they can devote to product development or promotion.

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

During the three months ended June 30, 2008, we booked total orders of $20.0 million for 230 units or 21.8 megawatts. We shipped 89 units with an aggregate of 5.0 megawatts for revenue of $5.0 million. As of June 30, 2008, we had 567 units, or 46.2 megawatts, valued at $42.7 million in total backlog, of which 523 units, or 44.9 megawatts, valued at $41.4 million were current and expected to be shipped within the next twelve months. Our actual product shipments during the three months ended June 30, 2008 were: 50% for use in CHP applications, 19% for use in CCHP applications, 20% for use in resource recovery applications and 11% for use in other markets (including secure power).

The following table summarizes our backlog:

	Three Months ended June 30, 2008		Three Months ended June 30, 2007
	Megawatts	Units	Megawatts	Units
Current
C30	7.1	238	0.9	28
C60 Series	13.4	206	5.0	77
C200	13.4	67	—	—
C600	1.2	2	—	—
C800	0.8	1	—	—
C1000	9.0	9	—	—
Total Current Backlog	44.9	523	5.9	105

Long-term
C30	1.3	44	—	—
C60 Series	—	—	—	—
C200	—	—	—	—
Total Long-term Backlog	1.3	44	—	—

Total Backlog	46.2	567	5.9	105

2)

Sales and Distribution Channels— We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 28 distributors. Internationally, outside of North America, we currently have 30 distributors. We continue to refine the distribution channels to address our specific targeted markets.

3)

Geographic Focus— Within the United States, our focus is on California and the Northeast. We use our corporate headquarters to serve the California market and our sales and service office in New Jersey to expand our penetration in the Northeastern market. Based on our belief that the European countries and Russia will offer significant opportunities, we opened an office in England in Fiscal 2007. Accordingly, we expect to continue to develop our distribution base and market presence in Europe. In Japan, we are focused on developing niche opportunities that we believe offer the potential for increasing sales volumes over the next three years. Throughout Asia we are focusing resources on increased distribution channels to the market with the expectation that China will become a significant market in the years ahead. Additionally, we have established an office in Mexico.

4)

Service— During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2009, we continue to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

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

6)

New Product Development— Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30 and C60 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005 and the first commercial shipments are scheduled for September 2008. Testing and engineering continue on strategic areas of the engine. Our C1000 Series product is being developed based on Capstone’s C200 microturbine product line. This product family can be configured into 1,000-kW, 800-kW and 600-kW solutions in a single ISO container. We expect to deliver our first commercial C1000 Series product in January 2009.

7)

Cost and Core Competencies— We believe that we can achieve overall cost improvements by outsourcing areas not consistent with our core competencies. We have identified design, assembly, test and installation support as areas where we have opportunities to save costs through outsourcing. In conjunction with these changes, we have launched a strategic supply chain initiative to begin developing suppliers in China and other parts of Asia. The Company continues to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress diversifying our suppliers in the international “marketplace” as well as within the United States. Momentum continues to grow as the level of deliveries continues to increase.

We believe that execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our current progress we have established a goal to achieve cash flow positive when we ship approximately 250 units in a quarter, depending on product mix.

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

Our ability to fund our future operations and capital expenditures will depend upon our ability in the near term to access the capital markets and our near term financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. There can be no assurance (i) that additional funding will become available to us on either a short-term or long-term basis, (ii) that the terms of any additional funding would not be materially adverse to us including higher interest rates, the imposition of restrictive covenants, the pledging of assets, the sale of assets, the dilution of existing stockholders’ interest or otherwise, or (iii) that we will not be required to consider other strategic alternatives. See “Risk Factors” set forth elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2008 and continue to include the following areas:

•	Impairment of long-lived assets, including intangible assets;

•	Inventory write-downs and classification of inventories;

•	Estimates of warranty obligations;

•	Sales returns and allowances;

•	Allowance for doubtful accounts;

•	Deferred tax assets and valuation allowance;

•	Stock-based compensation expense; and

•	Loss contingencies.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenue

Revenue is reported net of sales returns and allowances. Revenue for the first quarter of Fiscal 2009 increased $1.9 million, or 34%, to $7.5 million from $5.6 million for the first quarter of Fiscal 2008. Revenue from microturbine product shipments increased $1.0 million, or 25%, to $5.0 million for 89 units during the first quarter of Fiscal 2009 from $4.0 million for 77 units during the first quarter of Fiscal 2008. Shipments of microturbine units were 5.0 megawatts during the first quarter of Fiscal 2009 compared with 4.3 megawatts during the first quarter of Fiscal 2008. Revenue from C30 product shipments increased $0.3 million, or 43%, to $1.0 million for 21 units during the first quarter of Fiscal 2009 from $0.7 million for 19 units during the first quarter of Fiscal 2008. Shipments of C30 product were 0.6 megawatts each during the first quarter of Fiscal 2009 and Fiscal 2008. Revenue from C60 Series product shipments increased $0.7 million, or 21%, to $4.0 million for 68 units during the first quarter of Fiscal 2009 from $3.3 million for 58 units during the first quarter of Fiscal 2008. Shipments of C60 Series products were 4.4 megawatts during the first quarter of Fiscal 2009 compared with 3.7 megawatts during the first quarter of Fiscal 2008. Revenue from accessories, parts and service during the first quarter of Fiscal 2009 increased $0.9 million to $2.5 million from $1.6 million during the first quarter of Fiscal 2008. Included in the overall revenue increase was a $0.8 million increase in revenue from the North American market, a $0.7 million increase in revenue from the Asian market, a $0.2 million increase in revenue from the European market and a $0.2 million increase in revenue from the South American market primarily the result of efforts to improve distribution channels.The timing of shipments is subject to change based on several variables some of which are not in our control and can affect our quarterly revenue and backlog. As such, we evaluate historical revenue in conjunction with backlog to understand the growth trend of our revenue.

The following table summarizes our revenue:

	Three Months ended June 30, 2008			Three Months ended June 30, 2007
	Revenue	Megawatts	Units	Revenue	Megawatts	Units

C30	$1.0	0.6	21	$0.7	0.6	19
C60 Series	4.0	4.4	68	3.3	3.7	58
Total from Microturbine Products	$5.0	5.0	89	$4.0	4.3	77

Accessories, Parts, and Service	2.5	—	—	1.6	—	—

Total	$7.5	5.0	89	$5.6	4.3	77

Two customers accounted for 32% and 13% of revenue, respectively, for the first quarter of Fiscal 2009. For the first quarter of Fiscal 2008, three customers accounted for 34%, 12% and 11% of revenue, respectively. Banking Production Centre accounted for 32% and 34% of revenue for the three months ended June 30, 2008 and 2007, respectively. UTC accounted for 3% and 11% of revenue for the three months ended June 30, 2008 and 2007, respectively.

Gross Loss

Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses.  The gross loss was $1.1 million, or 15% of revenue, for the first quarter of Fiscal 2009 compared to $2.5 million, or 44% of revenue, for the first quarter of Fiscal 2008.  The decrease in the gross loss and corresponding improvement in the gross loss percentage reflects increased sales of both C30 and C60 Series units along with reduced warranty expense of $0.5 million, and a higher absorption of overhead costs into ending inventory of $1.4 million offset by increased manufacturing costs of $0.8 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes in estimates for several reliability enhancement programs.  These program estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available.  Warranty expense for units shipped decreased $19,000 during the first quarter of Fiscal 2009 as a result of improvements that have been made through engineering design changes and product robustness. Of the remaining $0.5 million in reductions to warranty expense, $0.1 million relates to a decrease in actual repair spending and $0.4 million relates to a reduction to specific reliability repair programs due to product enhancements and technology changes.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. We have taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development (“R&D”) Expenses

R&D expenses include compensation expense, including stock-based compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2009 decreased $0.7 million, or 26%, to $2.0 million from $2.7 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the UTCP funding. There were approximately $2.0 million of such benefits this quarter and no such benefits for the same period last year. In-kind services performed by UTCP under the cost-sharing program during the three months ended June 30, 2008 were valued at $0.2 million and recorded as consulting expense within R&D expenses. No such services were provided during the same period last year. The overall net decrease in R&D expenses of $0.8 million resulted from the recognition of $2.0 million of funding from UTCP for the cost-sharing program offset by increased spending for supplies of $0.5 million, consulting of $0.6 million and facility expense of $0.1 million.  Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2009 to be lower than in Fiscal 2008 as a result of increased benefits from cost-sharing programs.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expenses for the first quarter of Fiscal 2009 increased $1.0 million, or 17%, to $6.9 million from $5.9 million for the same period last year. Included in SG&A expenses in the first quarter of Fiscal 2009 was $0.6 million of non-cash stock compensation, compared to $0.4 million for the same period last year. The net increase in SG&A expenses was comprised of an increase of $0.7 million related to travel, $0.6 million of labor, $0.2 million in facility and $0.1 million of marketing expense, offset by $0.3 million of decreased professional services, including legal, accounting and insurance and $0.2 million of decreased consulting expenses. The increase in travel and marketing costs reflects the continued effort in developing worldwide distributors and launching the C200 and C1000 Series products. We expect SG&A expenses for Fiscal 2009 to be higher than the prior year because of these increased efforts.

Interest Income

Interest income for the first quarter of Fiscal 2009 decreased $0.5 million, or 72%, to $0.2 million from $0.7 million for the same period last year. The decrease during the period was attributable to lower average cash balances and lower interest rates over the same period last year. We expect interest income to decline for Fiscal 2009 as we continue to use cash to support our operations.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. The growth in our backlog has significantly exceeded our internal forecast. In order to meet this increased demand, we will likely need to raise additional funds to meet our anticipated cash needs for working capital and capital expenditures during the next twelve months. Our planned capital expenditures for Fiscal 2009 include approximately $5.0 million for plant and equipment costs related to the production of the C200 and C1000 Series. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $9.9 million during the first quarter Fiscal 2009, compared to a decrease of $10.0 million for the first quarter of Fiscal 2008. The cash was used in:

Operating Activities.  During the first quarter of Fiscal 2009, we used $14.0 million in cash in our operating activities, which consisted of a net loss for the period of $9.8 million, and cash used for working capital of $5.6 million offset by non-cash adjustments (primarily depreciation, warranty, stock-based compensation and inventory charges) of $1.4 million. During the same period last year, operating cash usage was $10.0 million, which consisted of a net loss for the period of $10.4 million and cash used for working capital of $1.6 million, offset by non-cash adjustments of $2.0 million. The increase in working capital cash usage of $4.0 million is primarily attributable to inventory which has increased by $5.1 million as a result of the C200 commercialization program. Additionally, the change is attributable to an increase in net accounts payable and accrued liabilities of $2.3 million due to purchases of inventory and prepaid expenses of $0.5 million offset by decreased accounts receivable of $0.4 million and accrued warranty reserve of $0.2 million. Accounts receivable decreased as a result of the timing of collections and sales. Additionally, warranty claims spending has decreased because of a continued focus on product quality and the timing of claims.

Investing Activities.  Net cash used in investing activities relates primarily to the acquisition of fixed assets of $1.0 million and $0.1 million for the first quarter of Fiscal 2009 and 2008, respectively. Our cash usage for investing activities has been relatively low related to capital expenditures. However, in Fiscal 2009 we expect increases in cash usage for investing activities as we invest in production equipment related to the C200 and C1000 Series products.

Financing Activities.  During the first quarter of Fiscal 2009 and 2008, we generated $5.0 million and used $2,000, respectively, in cash from financing activities. The exercise of stock options and stock warrants, and employee stock purchases yielded $5.2 million in cash for the first quarter of Fiscal 2009 as compared with $16,000 for the same period a year ago. Repurchase of shares for employee taxes on restricted stock units (“RSUs”) used $0.2 million. The funds used for financing activities in the first quarter of Fiscal 2009 and 2008 were primarily the result of repayment of capital lease obligations. Repayments of capital lease obligations were $3,000 during the first quarter of Fiscal 2009 compared with $18,000 for the same period a year ago.

     Except for scheduled payments made on operating and capital leases during the first quarter of Fiscal 2008, there have been no material changes in our remaining commitments under non-cancelable operating leases and capital leases disclosed in our Annual Report on Form 10-K for Fiscal 2008. As more fully described below, due to the increase in backlog and long lead times for certain materials, as of June 30, 2008, we had firm commitments to purchase inventories of approximately $44.6 million which is significantly more than the commitments disclosed in our Annual Report on Form 10-K for Fiscal 2008.

We have significantly exceeded our planned backlog as of the end of the first quarter of Fiscal 2009. To meet this demand and the related working capital requirements associated with long lead times for certain materials, we will likely need to raise additional funds in the next twelve months. We could raise such funds by selling additional stock to the public or to selected investors, or by obtaining additional debt financing. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of its common stock. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all.

Although we may have sufficient capital to fund our working capital and capital expenditures depending on the timing of our future sales and collection of related receivables and timing of required purchases of materials in order to build inventory to fulfill the current backlog, our future capital requirements may vary materially from those now planned. Without additional financing in sufficient amounts, the amount of capital that we will need in the future will require us to achieve dramatically increased sales volume which is dependent on many factors, including:

•	the market acceptance of our products and services;

•	our business, product and capital expenditure plans;

•	capital improvements to new and existing facilities;

•	our competitors’ response to our products and services; and

•	our relationships with customers, distributors and project resellers.

Should we be unable to execute our plans and obtain additional financing, we may be unable to continue as a going concern for a reasonable period of time. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Positions (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141 (R)”) and other U.S. generally accepted accounting principles. FSP 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the requirements of this standard; however, this standard is not expected to have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS No. 141R”), which changes accounting principles for business acquisitions. SFAS No. 141R requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the consolidated financial position or results of operations.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have adopted SFAS No. 159 with no impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS No. 157 with no impact to the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for Fiscal 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the wrongful conduct alleged in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration from the Company regarding its underwriters.  A stipulation of partial settlement and release of claims against the issuer defendants was submitted to the District Court for approval in June 2004.  While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that had been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified.  On June 25, 2007, the District Court entered an order terminating the proposed settlement.  On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification.  On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints.  On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  Briefing on the class certification motion was completed in May 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including the Company’s, in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion.  On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class.  The District Court denied the motion with respect to the remaining 18 cases, including the Company’s case.  For those 18 cases, the Plaintiffs must notify the Defendants and the District Court by August 22, 2008 of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class.  The Defendants may renew their motion to strike class allegations if the Plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  Because of the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley.  The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. are no longer named as defendants.  The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint.

On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss.  Because of the inherent uncertainties of this litigation, we cannot accurately predict the ultimate outcome of the matter.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008 except for the addition of the following risk associated with our C200 product:

Our operating results are dependent, in large part, upon the successful development and commercialization of our C200 product.  Failure to produce this product as scheduled and budgeted would materially and adversely affect our business and financial condition.

The first commercial shipments of our C200 product are scheduled for September 2008.  We cannot be certain that we will deliver ordered products in a timely manner. Any reliability or quality issues that may arise with the C200 could prevent or delay scheduled deliveries.  We may also encounter material unexpected costs in connection with the development and commercialization of the C200. Any such delays or costs could significantly impact our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1(3)	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation
3.2(4)	Amended and Restated Bylaws of Capstone Turbine Corporation
4.1(2)	Specimen stock certificate
4.2(5)	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC.
31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

(2)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(3)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(4)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(5)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, dated July 10, 2008 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 11, 2008