Form 10-Q
period 2008-09-30
CAPSTONE TURBINE CORP
filed 2008-11-10
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 173,787,799.

CAPSTONE TURBINE CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	March 31,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$45,988	$42,605
Accounts receivable, net of allowance for doubtful accounts and sales returns of $687 at September 30, 2008 and $629 at March 31, 2008	10,856	6,768
Inventories	23,887	14,472
Prepaid expenses and other current assets	2,941	1,614
Total current assets	83,672	65,459
Property, plant and equipment, net	7,268	5,536
Non-current portion of inventories	2,388	2,221
Intangible asset, net	490	624
Other assets	219	206
Total	$94,037	$74,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,890	$7,964
Accrued salaries and wages	1,917	1,519
Accrued warranty reserve	4,321	4,591
Deferred revenue	1,012	780
Current portion of notes payable	19	13
Other current liabilities	3,540	5,658
Total current liabilities	22,699	20,525
Long-term portion of notes payable	31	5
Other long-term liabilities	387	463
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 174,323,989 shares issued and 173,599,680 shares outstanding at September 30, 2008; 148,238,852 shares issued and 147,578,311 shares outstanding at March 31, 2008	174	148
Additional paid-in capital	664,725	626,952
Accumulated deficit	(593,111)	(573,383)
Treasury stock, at cost; 724,309 shares at September 30, 2008 and 660,541 shares at March 31, 2008	(868)	(664)
Total stockholders’ equity	70,920	53,053
Total	$94,037	$74,046

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$13,121	$7,219	$20,645	$12,834
Cost of goods sold	13,448	7,975	22,074	16,063
Gross loss	(327)	(756)	(1,429)	(3,229)
Operating expenses:
Research and development	2,017	2,433	4,001	5,182
Selling, general and administrative	7,720	5,910	14,651	11,803
Total operating expenses	9,737	8,343	18,652	16,985
Loss from operations	(10,064)	(9,099)	(20,081)	(20,214)
Interest income	153	646	355	1,356
Loss before income taxes	(9,911)	(8,453)	(19,726)	(18,858)
Provision for income taxes	—	—	2	2
Net loss	$(9,911)	$(8,453)	$(19,728)	$(18,860)

Net loss per common share — Basic and Diluted	$(0.06)	$(0.06)	$(0.13)	$(0.13)
Weighted average shares used to calculate Basic and Diluted net loss per common share	159,240	145,440	154,990	144,710

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(19,728)	$(18,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,222	1,127
Provision for allowance for doubtful accounts and sales returns	58	46
Inventory write-down	395	617
Provision for warranty expenses	201	433
Loss (gain) on disposal of equipment	4	(28)
Stock-based compensation	1,783	1,403
Changes in operating assets and liabilities:
Accounts receivable	(4,146)	(2,408)
Inventories	(9,977)	1,975
Prepaid expenses and other assets	(1,340)	187
Accounts payable and accrued expenses	3,911	79
Accrued salaries and wages and long term liabilities	322	(138)
Accrued warranty reserve	(471)	(970)
Deferred revenue	232	(143)
Other current liabilities	(2,118)	1,339
Net cash used in operating activities	(29,652)	(15,341)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(2,789)	(330)
Proceeds from disposal of equipment	20	41
Net cash used in investing activities	(2,769)	(289)
Cash Flows from Financing Activities:
Repayment of notes payable	(8)	(21)
Net proceeds from employee stock-based transactions	2,171	1,605
Net proceeds from issuance of common stock and warrants	29,518	—
Proceeds from exercise of common stock warrants	4,123	—
Net cash provided by financing activities	35,804	1,584
Net Increase (Decrease) in Cash and Cash Equivalents	3,383	(14,046)
Cash and Cash Equivalents, Beginning of Period	42,605	60,322
Cash and Cash Equivalents, End of Period	$45,988	$46,276
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$1
Income taxes	$2	$2

Supplemental Disclosures of Non-Cash Information:

During the six months ended September 30, 2008 and 2007, the Company purchased on account $511 and $50 of fixed assets, respectively.

During the six months ended September 30, 2008, the Company purchased fixed assets with a note payable of $40.

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2008 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. This Quarterly Report on Form 10-Q (the “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” year.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2008, the Company had $50.4 million, or 543 units, in backlog, of which $46.0 million, or 485 units, are expected to be shipped within the next twelve months. The Company believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, based on the Company’s cash usage over the last twelve months and if the anticipated cash needs of the Company change, it is possible, if not likely, that the Company may need or elect to raise additional funds to fund its activities. Anticipated cash needs may change based on the Company’s ability to manage inventory costs and the timing of inventory purchases and deliveries.  The Company could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. The Company cannot be assured that it will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”   The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and other U.S. generally accepted accounting principles. FSP 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), which changes accounting principles for business acquisitions. SFAS No. 141(R) requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 with no impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 with no impact on its consolidated financial statements.

4.  Customer Concentrations and Accounts Receivable

Individually, three customers accounted for 18%, 12% and 10% of revenue, respectively, for the three months ended September 30, 2008, totaling approximately 40% of revenue. For the three months ended September 30, 2007, three customers accounted for 19%, 13% and 12% of revenue, respectively, totaling approximately 44% of revenue.

Individually, two customers accounted for 17% and 13% of revenue, respectively, for the six months ended September 30, 2008, totaling approximately 30% of revenue. For the six months ended September 30, 2007, three customers accounted for 15%, 15% and 13% of revenue, respectively, totaling approximately 43% of revenue.

Individually, three customers accounted for 29%, 13% and 10% of net accounts receivable, respectively, as of September 30, 2008, totaling approximately 52% of net accounts receivable. Two customers accounted for 33% and 11%, respectively, of net accounts receivable as of March 31, 2008, totaling approximately 44%.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	September 30, 2008	March 31, 2008
	(In thousands)
Raw materials	$24,598	$15,516
Work in process	701	236
Finished goods	976	941
Total	26,275	16,693
Less non-current portion	(2,388)	(2,221)
Current portion	$23,887	$14,472

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2008	March 31, 2008
	(In thousands)
Machinery, equipment and furniture	$20,782	$18,727
Leasehold improvements	9,120	8,753
Molds and tooling	4,006	3,805
	33,908	31,285
Less accumulated depreciation and amortization	(26,640)	(25,749)
Total property, plant and equipment, net	$7,268	$5,536

7.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $0.5 million and $0.6 million as of September 30 and March 31, 2008, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded $67,000 and $0.1 million for each of the three months and six months ended September 30, 2008 and 2007, respectively. The manufacturing license is scheduled to be fully amortized by Fiscal 2011 with corresponding amortization estimated to be $0.1 million for the remainder of Fiscal 2009, $0.3 million for Fiscal 2010, and $0.1 million for Fiscal 2011.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $17,700 and $9,800 were earned by the supplier for the three months ended September 30, 2008 and 2007, respectively. Royalties of $26,300 and $17,500 were earned by the supplier for the six months ended September 30, 2008 and 2007, respectively. Earned royalties of $17,700 and $14,300 were unpaid as of September 30, 2008 and March 31, 2008, respectively, and are included in accrued expenses in the accompanying balance sheet.

8.  Stockholders’ Equity

Stock-Based Compensation

As of September 30, 2008, the Company had outstanding 4,200,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). These stock options were granted at exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new executive officers and employees of the Company.  Included in the 4,200,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s Vice President of Customer Service, 500,000 options granted to the Company’s Senior Vice President of Operations and 200,000 options granted to the Company’s Vice President of Human Resources. Additionally, the Company had outstanding 637,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new officers of the Company. Included in the 637,500 units were 375,000 units granted to the Company’s President and Chief Executive Officer, 150,000 units granted to the Company’s Executive Vice President of Sales and Marketing, and 112,500 granted to the Company’s Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years. The four year vesting occurs as follows:  one-fourth vests one year after the issuance date and one-fourth vests on the first day of each full year thereafter, so that all shall be vested on the first day of the fourth year after the issuance date.

Valuation and Expense Information under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS  No. 123(R)”)

For the three months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense of $0.9 million and $0.7 million, respectively. For the six months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense of $1.8 million and $1.4 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Cost of goods sold	$125	$102	$256	$196
Research and development	156	120	319	263
Selling, general and administrative	636	504	1,208	944
Stock-based compensation expense	$917	$726	$1,783	$1,403

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rates	3.0%	4.4%	3.0%	4.5%
Expected lives (in years)	4.9	6.1	4.9	6.1
Dividend yield	—%	—%	—%	—%
Expected volatility	96.3%	98.2%	96.3%	99.6%

The Company’s computation of expected volatility for the three months and six months ended September 30, 2008 and 2007 was based on historical volatility. The Company estimated the expected life of each stock option granted in the three months and six months ended September 30, 2007 using the simplified method permissible under Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration.  This method is available for options granted prior to December 31, 2007. For options granted after December 31, 2007, the expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation is the Company’s estimated forfeiture rate. SFAS No. 123(R) requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three months ended September 30, 2008 and 2007 has been reduced by estimated forfeitures.  The Company’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2008	9,182,923	$1.89

Granted	80,000	2.76
Exercised	(1,142,395)	2.05
Forfeited	(49,479)	2.21
Expired	(20,710)	2.13

Options outstanding at September 30, 2008	8,050,339	$1.88	7.49	$807,785

Options exercisable at September 30, 2008	4,235,681	$2.27	6.80	$335,971

Options fully vested at September 30, 2008 and those expected to vest beyond September 30, 2008	7,356,748	$1.93	7.41	$717,260

The weighted average per share grant date fair value of options granted during the three months ended September 30, 2008 and 2007 was $2.03 and $0.79, respectively. The weighted average per share grant date fair value of options granted during the six months ended September 30, 2008 and 2007 was $2.03 and $0.83, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was approximately $0.1 million and $0.2 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2008 and 2007 was approximately $1.3 million and $0.2 million, respectively. As of September 30, 2008, there was approximately $4.4 million of total compensation cost related to nonvested stock option awards not yet recognized. It is expected to be recognized over a weighted average period of 2.3 years.

During the six months ended September 30, 2008, the Company issued 15,722 shares of stock to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares was $3.06.

A summary of restricted stock unit activity for the six months ended September 30, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2008	2,296,638	$1.19

Granted	253,431	2.83
Vested and issued	(260,532)	2.93
Forfeited	(90,317)	1.28

Nonvested restricted stock units outstanding at September 30, 2008	2,199,220	$1.22
Restricted stock units expected to vest beyond September 30, 2008	1,682,136

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

The total fair value of restricted stock units vested and issued by the Company during each of the three months ended September 30, 2008 and 2007 was approximately $0.2 million. The total fair value of restricted stock units vested and issued by the Company during the six months ended September 30, 2008 and 2007 was approximately $0.7 million and $0.1 million, respectively. The Company recorded expense of approximately $0.2 million and $0.1 million associated with its restricted stock awards during the three months ended September 30, 2008 and 2007, respectively. The Company recorded expense of approximately $0.4 million and $0.2 million associated with its restricted stock awards and units during the six months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was approximately $1.8 million of total compensation cost related to nonvested restricted stock units not yet recognized. It is expected to be recognized over a weighted average period of 2.78 years.

Registered Direct Offering and Placement of Common Stock

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations.  Additionally, the Company has the right, at its option, to accelerate the exercisability of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of $32.0 million and proceeds net of direct incremental costs of the offering of $29.5 million. During the six months ended September 30, 2008, none of the warrants issued in September 2008 were exercised. Warrants to purchase 6.4 million shares were outstanding as of September 30, 2008.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock.  The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During the six months ended September 30, 2008, warrants to purchase 3.2 million shares had been exercised resulting in proceeds of $4.1 million. No warrants were exercised for the same period last year. Warrants to purchase 15.3 million and 18.5 million shares were outstanding as of September 30 and March 31, 2008, respectively.

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

Changes in accrued warranty reserve during the six months ended September 30, 2008 are as follows:

(In thousands)
Balance, March 31, 2008	$4,591
Warranty provision relating to products shipped during the period	183
Changes for accruals related to preexisting warranties or reliability repair programs	18
Deductions for warranty claims	(471)
Balance, September 30, 2008	$4,321

10.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”). The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“kW”) microturbine product, the C200. Pursuant to the terms of the Development Agreement, UTCP agreed to contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company agreed to pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. Royalties of $66,000 were earned by UTCP for the three months ended September 30, 2008. During the three months ended September 30, 2007, no royalties were earned by UTCP. Royalties of $66,000 were unpaid as of September 30, 2008 and are included in accrued expenses in the accompanying balance sheet. As of March 31, 2008, the Company did not have unpaid UTCP royalties in the accompanying balance sheet. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During the year ended March 31, 2008, the Company achieved three of the development milestones and received $2.0 million for the systems requirements review, $2.5 million for the preliminary design review, and $2.5 million for the critical design review. During the three months ended June 30, 2008, the Company achieved the physical verification development milestone and received $0.5 million. During the three months ended September 30, 2008, the Company achieved the microturbine build completion milestone and received $1.5 million. The Company is scheduled to receive the remaining $1.5 million at completion of the qualification results milestone. As of September 30, 2008, the Company received $10.5 million and offset approximately $7.0 million of research and development (“R&D”) expenses with this funding. The remaining $3.5 million is recorded in Other Current Liabilities in the accompanying condensed consolidated balance sheet. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. There were approximately $2.3 million and $0.1 million of such benefits for the three months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007, the Company recognized approximately $4.4 million and $0.1 million of such benefits, respectively. Funding in excess of expenses incurred is recorded in Other Current Liabilities. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. If the Company fails to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and the Company would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP.

11.  Commitments and Contingencies

Operating Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-Term Liabilities in the accompanying consolidated balance sheets. Deferred rent amounted to $0.4 million and $0.5 million at September 30, 2008 and March 31, 2008, respectively.

Purchase Commitments

As of September 30, 2008, the Company had firm commitments to purchase inventories of approximately $29.1 million through Fiscal 2011. Based on current estimates to fulfill the backlog, the Company expects to purchase $24.8 million of inventory in Fiscal 2009. Inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

Legal Matters

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92.  On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.  In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. A stipulation of partial settlement and release of claims against the issuer defendants and the issuer officers and directors named as defendants was submitted to the District Court for preliminary approval in June 2004. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The settlement fairness hearing occurred on April 24, 2006, and the District Court reserved decision at that time. While the partial settlement was pending approval, the Plaintiffs continued

to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that had been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the proposed settlement.  On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification.  On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including the Company’s, in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion.  On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class.  The District Court denied the motion with respect to the remaining 18 cases, including the Company’s case.  For those 18 cases, the Plaintiffs must notify the Defendants and the District Court by January 30, 2009 of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class.  The Defendants may renew their motion to strike class allegations if the Plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class.  Because of the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley.   The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint.  On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss.  Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008.  Plaintiff filed oppositions to both motions on September 8, 2008.  All replies in support of the motions to dismiss were filed on October 23, 2008. Oral argument on the motions to dismiss is scheduled for January 16, 2009. The Judge has stayed discovery pursuant to the Private Securities Litigation Reform Act (PSLRA) until he rules on all motions to dismiss.  Because of the inherent uncertainties of this litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

12.  Related Party Transactions

Mr. Eliot Protsch is the Chairman of the Company’s Board of Directors. Mr. Protsch is Senior Executive Vice-President and Chief Financial Officer of Alliant Energy Corporation. Alliant Energy Resources, Inc. (“Alliant”), a subsidiary of Alliant Energy Corporation, was a distributor for the Company. The Company purchased $0.1 million of inventory from Alliant during the three months ended June 30, 2007. This amount was paid as of September 30, 2007. There have been no other transactions between the Company and Alliant during Fiscal 2008 or Fiscal 2009.

13.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the periods covered by this Form 10-Q which would make these instruments antidilutive. As of September 30, 2008 and 2007, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 10.2 million and 10.9 million shares, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2008. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under Risk Factors in Item 1A of Part II of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

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

We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines from 30 kilowatts up to 1 megawatt in electric power output, designed for commercial, industrial, and utility users. Our 30-kilowatt (“C30”) microturbine can produce enough electricity to power a small convenience store. The 60-and 65-kilowatt (“C60 Series”) microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements, based on our estimates. Our 200-kilowatt (“C200”) microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants.  By packaging the C200 microturbine power modules into an International Standards Organization (ISO) sized container, Capstone has created a family of microturbine offerings from 600-kilowatts up to one megawatt in a compact footprint.  Our 1000-kilowatt (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and super low emission electricity and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene and diesel. The C60 Series and C200 microturbines are available with heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. Our C60 Series was certified by the California Air Resources Board (“CARB”) to meet its stringent 2007 emissions requirements — the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications.

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

An overview of our direction, targets and key initiatives follows:

1)                 Focus on Vertical Markets— Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications, we identify specific targeted vertical market segments. Within each of these markets, we identify what we believe to be the critical factors to penetrating these markets and have based our plans on those factors.

During the three months ended September 30, 2008, we booked total orders of $17.6 million for 148 units or 23.0 megawatts. We shipped 172 units with an aggregate of 10.4 megawatts for revenue of $9.9 million. As of September 30, 2008, we had 543 units, or 58.9 megawatts, valued at $50.4 million in total backlog, of which 485 units, or 53.3 megawatts, valued at $46.0 million were current and expected to be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the three months ended September 30, 2008 were: 32.8% for use in CHP applications, 6.5% for use in CCHP applications, 55.2% for use in resource recovery applications and 5.5% for use in other markets (including secure power).

The following table summarizes our backlog:

	Three Months ended September 30, 2008		Three Months ended September 30, 2007
	Megawatts	Units	Megawatts	Units
Current
C30	5.9	195	1.8	60
C60 Series	14.0	216	4.3	66
C200	9.8	49	0.8	4
C600	1.8	3	—	—
C800	0.8	1	—	—
C1000	21.0	21	—	—
Total Current Backlog	53.3	485	6.9	130

Long-term
C30	1.6	54	—	—
C60 Series	—	—	—	—
C200	—	—	4.2	21
C1000	4.0	4	—	—
Total Long-term Backlog	5.6	58	4.2	21

Total Backlog	58.9	543	11.1	151

2)                Sales and Distribution Channels— We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 29 distributors. Internationally, outside of North America, we currently have 33 distributors. We continue to refine the distribution channels to address our specific targeted markets.

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

4)                Service— During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2009, we continue to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service. For both Fiscal 2008 and for the six months ended September 30, 2008 service revenue was approximately 8% of total revenue. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

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

6)                New Product Development— Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30 and C60 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005 and the first commercial shipment was on August 28, 2008. Our C1000 Series product is being developed based on Capstone’s C200 microturbine product line.  This product family can be configured into 1,000-kW, 800-kW and 600-kW solutions in a single ISO container. We expect to deliver our first commercial C1000 Series product in January 2009.

7)                Cost and Core Competencies— We believe that we can achieve overall cost improvements through design changes, automation, parts commonality across multiple product lines, and by outsourcing areas not consistent with our core competencies. In conjunction with these changes, we launched a strategic supply chain initiative to develop suppliers on a global basis. The Company continues to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress diversifying our suppliers in the international “marketplace” as well as within the United States. We expect to leverage our costs as product volumes increase.

We believe that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted contribution margins, our most current financial model supports positive cash flow when we ship approximately 280 units in a quarter, depending on product mix. We believe our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. With approximately $10 to $15 million of capital expenditures, we believe we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix. We have not committed to this expansion nor identified a source for its funding, if available.

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

·                  Impairment of long-lived assets, including intangible assets;

·                  Inventory write-downs and classification of inventories;

·                  Estimates of warranty obligations;

·                  Sales returns and allowances;

·                  Allowance for doubtful accounts;

·                  Deferred tax assets and valuation allowance;

·                  Stock-based compensation expense; and

·                  Loss contingencies.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenue. Revenue is reported net of sales returns and allowances. Revenue for the second quarter of Fiscal 2009 increased $5.9 million, or 82%, to $13.1 million from $7.2 million for the second quarter of Fiscal 2008. Revenue from microturbine product shipments increased $5.2 million, or 110%, to $9.9 million for 172 units during the second quarter of Fiscal 2009 from $4.7 million for 96 units during the second quarter of Fiscal 2008. Shipments of microturbine units were 10.4 megawatts during the second quarter of Fiscal 2009 compared with 5.2 megawatts during the second quarter of Fiscal 2008. Revenue from C30 product shipments increased $0.4 million, or 34%, to $1.5 million for 39 units during the second quarter of Fiscal 2009 from $1.1 million for 31 units during the second quarter of Fiscal 2008. Shipments of C30 product were 1.2 megawatts during the second quarter of Fiscal 2009 compared with 1.0 megawatts during the second quarter of Fiscal 2008. Revenue from C60 Series product shipments increased $4.1 million, or 114%, to $7.7 million for 129 units during the second quarter of Fiscal 2009 from $3.6 million for 65 units during the second quarter of Fiscal 2008. Shipments of C60 Series products were 8.4 megawatts during the second quarter of Fiscal 2009 compared with 4.2 megawatts during the second quarter of Fiscal 2008. Revenue from C200 product shipments was $0.7 million for four units during the second quarter of Fiscal 2009. Shipments of C200 product were 0.8 megawatts during the second quarter of Fiscal 2009. There were no C200 product shipments in the same period last year. Revenue from accessories, parts and service during the second quarter of Fiscal 2009 increased $0.7 million to $3.2 million from $2.5 million during the second quarter of Fiscal 2008. The overall revenue increase included a $3.3 million increase in revenue from the North American market, a $1.4 million increase in revenue from the Asian market, a $1.1 million increase in revenue from the European market and a $0.1 million increase in revenue from the South American market, all primarily the result of efforts to improve distribution channels. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. As such, we evaluate historical revenue in conjunction with backlog to understand the growth trend of our revenue.

The following table summarizes our revenue:

	Three Months ended September 30, 2008			Three Months ended September 30, 2007
	Revenue	Megawatts	Units	Revenue	Megawatts	Units

C30	$1.5	1.2	39	$1.1	1.0	31

C60 Series	7.7	8.4	129	3.6	4.2	65

C200	0.7	0.8	4	—	—	—
Total from Microturbine Products	$9.9	10.4	172	$4.7	5.2	96

Accessories, Parts, and Service	3.2	—	—	2.5	—	—

Total	$13.1	10.4	172	$7.2	5.2	96

Three customers accounted for 18%, 12% and 10% of revenue, respectively, for the second quarter of Fiscal 2009. For the second quarter of Fiscal 2008, three customers accounted for 19%, 13% and 12% of revenue, respectively. UTCP accounted for 18% and 19% of revenue for the three months ended September 30, 2008 and 2007, respectively.

Gross Loss. Cost of goods sold includes direct material costs, production labor and overhead, inventory charges and provision for estimated product warranty expenses.  The gross loss was $0.3 million, or 2% of revenue, for the second quarter of Fiscal 2009 compared to $0.8 million, or 10% of revenue, for the second quarter of Fiscal 2008.  The decrease in the gross loss and corresponding improvement in the gross loss percentage reflects increased sales of C30, C60 Series and C200 units along with higher absorption of overhead costs into ending inventory of $0.9 million offset by increased manufacturing costs of $1.3 million and increased warranty expense of $0.3 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for several reliability enhancement programs.  These program estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available.  Warranty expense for units shipped increased $0.1 million during the second quarter of Fiscal 2009 as a result of increased sales of C30, C60 Series and C200 units. Of the remaining $0.2 million in increased warranty expense, $0.1 million relates to an increase in actual repair spending and $0.1 million relates to benefits realized from program changes.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. We have taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development (“R&D”) Expenses. R&D expenses include compensation expense, including stock-based compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the second quarter of Fiscal 2009 decreased $0.4 million, or 17%, to $2.0 million from $2.4 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the Department of Energy (the “DOE”) and UTCP funding. There were approximately $2.3 million of such benefits in the second quarter of Fiscal 2009 and $0.1 million for the same period last year. The overall net decrease in R&D expenses of $0.4 million resulted from the recognition of $2.3 million of funding from UTCP for the cost-sharing program offset by increased spending for supplies of $0.8 million, consulting of $0.5 million, shared costs of $0.2 million and labor expense of $0.3 million.  Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2009 to be lower than in Fiscal 2008 as a result of increased benefits from cost-sharing programs.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the second quarter of Fiscal 2009 increased $1.8 million, or 31%, to $7.7 million from $5.9 million for the same period last year. Included in SG&A expenses in the second quarter of Fiscal 2009 was $0.6 million of non-cash stock compensation, compared to $0.5 million for the same period last year. The net increase in SG&A expenses was comprised of an increase of $1.2 million related to labor expense, $0.3 million of travel expense, $0.2 million in consulting fees and $0.1 million of professional services expense, including legal, accounting and insurance expenses. The increase in labor and travel costs reflects the continued effort to develop worldwide distributors and the launch of the C200 and C1000 Series products. We expect SG&A expenses for Fiscal 2009 to be higher than the prior year because of these increased efforts.

Interest Income. Interest income for the second quarter of Fiscal 2009 decreased $0.5 million, or 76%, to $0.2 million from $0.7 million for the same period last year. The decrease during the period was attributable to lower average cash balances and lower interest rates over the same period last year. We expect interest income to decline for Fiscal 2009 as we continue to use cash to support our operations.

Six Months Ended September 30, 2008 and 2007

Revenue. Revenue for the six months ended September 30, 2008 increased $7.8 million, or 61%, to $20.6 million from $12.8 million for the same period last year. Revenue from microturbine product shipments increased $6.2 million, or 71%, to $14.9 million for 261 units during the six months ended September 30, 2008 from $8.7 million for 173 units during the same period last year. Shipments of microturbine units were 15.4 megawatts during the six months ended September 30, 2008 compared with 9.5 megawatts during the same period last year. Revenue from C30 product shipments increased $0.7 million, or 38%, to $2.5 million for 60 units during the six months ended September 30, 2008 from $1.8 million for 50 units during the same period last year. Shipments of C30 product were 1.8 megawatts during the six months ended September 30, 2008 compared with 1.6 megawatts during the same period last year. Revenue from C60 Series product shipments increased $4.8 million, or 70%, to $11.7 million for 197 units during the six months ended September 30, 2008 from $6.9 million for 123 units during the same period last year. Shipments of C60 Series products were 12.8 megawatts during the six months ended September 30, 2008 compared with 7.9 megawatts during the same period last year. Revenue from C200 product shipments was $0.7 million for four units during the six months ended September 30, 2008. Shipments of C200 product were 0.8 megawatts during the six months ended September 30, 2008. There were no C200 product shipments in the same period last year. Revenue from accessories, parts and service during the six months ended September 30, 2008 increased $1.6 million to $5.7 million from $4.1 million during the same period last year. The overall revenue increase included a $4.1 million increase in revenue from the North American market, a $2.1 million increase in revenue from the Asian market, a $1.3 million increase in revenue from the European market and a $0.3 million increase in revenue from the South American market, all primarily the result of efforts to improve distribution channels. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. As such, we evaluate historical revenue in conjunction with backlog to understand the growth trend of our revenue.

The following table summarizes our revenue:

	Six Months ended September 30, 2008			Six Months ended September 30, 2007
	Revenue	Megawatts	Units	Revenue	Megawatts	Units

C30	$2.5	1.8	60	$1.8	1.6	50

C60 Series	11.7	12.8	197	6.9	7.9	123

C200	0.7	0.8	4	—	—	—
Total from Microturbine Products	$14.9	15.4	261	$8.7	9.5	173

Accessories, Parts, and Service	5.7	—	—	4.1	—	—

Total	$20.6	15.4	261	$12.8	9.5	173

Individually, two customers accounted for 17% and 13% of revenue, respectively, for the six months ended September 30, 2008, totaling approximately 30% of revenue. For the same period last year, individually, three customers accounted for 15%, 15% and 13% of revenue, respectively.  Banking Production Centre (“BPC Energy Systems”) accounted for 17% and 15% of revenue for the six months ended September 30, 2008 and 2007, respectively. UTCP accounted for 13% and 15% of revenue for the six months ended September 30, 2008 and 2007, respectively.

Gross Loss. The gross loss was $1.4 million, or 7% of revenue, for the six months ended September 30, 2008 compared to $3.2 million, or 25% of revenue, for the same period last year.  The decrease in the gross loss and corresponding improvement in the gross loss percentage reflects improved contribution margin of $1.3 million from increased sales of C30, C60 Series and C200 units along with reduced warranty expense of $0.2 million, and a higher absorption of overhead costs into ending inventory of $2.0 million offset by increased manufacturing costs of $1.8 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for several reliability enhancement programs.  These program estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available.  Warranty expense for units shipped increased $0.1 million during the six months ended September 30, 2008 as a result of the C200 commercialization and an overall increase in sales. Of the remaining $0.3 million in reductions to warranty expense, $0.4 million relates to benefits realized in the current year from program changes offset by a $0.1 million increase in actual repair spending.

Research and Development (“R&D”) Expenses. R&D expenses for the six months ended September 30, 2008 decreased $1.2 million, or 23%, to $4.0 million from $5.2 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE and UTCP funding. There were approximately $4.4 million of such benefits for the six months ended September 30, 2008 and $0.1 million of such benefits for the same period last year. In-kind services performed by UTCP under the cost-sharing program during the six months ended September 30, 2008 were valued at $0.5 million and recorded as consulting expense within R&D expenses. No such services were provided during the same period last year. The overall net decrease in R&D expenses of $1.2 million resulted from the recognition of $4.3 million of funding from UTCP for the cost-sharing program. This benefit was offset by increased spending for supplies of $1.3 million, consulting of $1.2 million, labor costs of $0.3 million and facility expense of $0.3 million.  Cost-sharing programs vary from period to period depending on the phases of the programs.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the six months ended September 30, 2008 increased $2.9 million, or 25%, to $14.7 million from $11.8 million for the same period last year. Included in SG&A expenses in the six months ended September 30, 2008 was $1.2 million of non-cash stock compensation, compared to $0.9 million for the same period last year. The net increase in SG&A expenses was comprised of an increase of $1.8 million in labor expense, $1.0 million related to travel expense, $0.1 million in facility expense, $0.1 million in supplies and $0.1 million of marketing expense, offset by $0.2 million of decreased professional services expense, including legal, accounting and insurance expenses. The increase in labor and travel costs reflects the continued effort to develop worldwide distributors and the launch of the C200 and C1000 Series products.

Interest Income. Interest income for the six months ended September 30, 2008 decreased $1.0 million, or 74%, to $0.4 million from $1.4 million for the same period last year. The decrease during the period was attributable to lower average cash balances and lower interest rates over the same period last year.

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

Our cash and cash equivalent balances increased $3.4 million during the six months ended September 30, 2008, compared to a decrease of $14.0 million for the same period last year. The cash was generated from or used in:

Operating Activities.  During the six months ended September 30, 2008, we used $29.6 million in cash in our operating activities, which consisted of a net loss for the period of $19.7 million, and cash used for working capital of $13.6 million offset by non-cash adjustments (primarily depreciation, warranty, stock-based compensation and inventory charges) of $3.7 million. During the same period last year, operating cash usage was $15.3 million, which consisted of a net loss for the period of $18.9 million and cash used for working capital of $48,000, offset by non-cash adjustments of $3.6 million. The increase in working capital cash usage of $13.6 million is primarily attributable to inventory which has increased by $12.0 million as a result of the C200 commercialization and to support an overall increase in sales. Additionally, the change is attributable to an increase in net accounts payable and accrued liabilities of $3.8 million due to purchases of inventory, accounts receivable of $1.7 million and prepaid expenses of $1.5 million offset by decreased accrued warranty reserve of $0.4 million. Accounts receivable increased as a result of the timing of collections and sales. Prepaid expenses increased due to purchases of software licenses, property taxes and deposits for C200 inventory. Additionally, warranty claims spending has decreased because of a continued focus on product quality and the timing of claims.

Investing Activities.  Net cash used in investing activities relates primarily to the acquisition of fixed assets of $2.8 million and $0.4 million for the six months ended September 30, 2008 and 2007, respectively. Our historical cash usage for investing activities has been relatively low related to capital expenditures. However, in Fiscal 2009 we expect increases in cash usage for investing activities as we invest in production equipment related to the C200 and C1000 Series products.

Financing Activities.  During the six months ended September 30, 2008 and 2007, we generated $35.8 million and $1.6 million, respectively, in cash from financing activities. The funds generated from financing activities in the six months ended September 30, 2008 were primarily the result of a registered offering of our common stock, which was completed effective September 23, 2008. Pursuant to the offering, we issued a total of 21.5 million shares of common stock and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, resulting in gross proceeds of approximately $32.0 million. We incurred approximately $2.5 million in direct costs in connection with the offering. The exercise of stock options and warrants and employee stock purchases, net of repurchases of shares for employee taxes on restricted stock units, yielded $6.3 million in cash for the six months ended September 30, 2008 compared to $1.6 for the same period last year.

Except for scheduled payments made on operating and capital leases during the six months ended September 30, 2008, there have been no material changes in our remaining commitments under non-cancelable operating leases and capital leases disclosed in our Annual Report on Form 10-K for Fiscal 2008. As more fully described below, because of the increase in backlog and long lead times for certain materials, as of September 30, 2008, we had firm commitments to purchase inventories of approximately $29.1 million. This represents a significant increase from the commitment disclosed in our Annual Report on Form 10-K for Fiscal 2008.

We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, based on our cash usage over the last twelve months and if our anticipated cash needs change it is possible, if not likely, that we may need or elect to raise additional funds to fund our activities. Anticipated cash needs may change based on our ability to manage inventory costs and the timing of inventory purchases and deliveries.  We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, any equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

We are currently in negotiations with potential lenders to obtain a line of credit during the third quarter of Fiscal 2009.  We currently anticipate that borrowings under the line of credit would be limited to $10.0 million. We also anticipate that our ability to draw on the line of credit would be subject to customary terms and conditions contained in a definitive agreement for the line of credit. There can be no assurance that a line of credit will be obtained. Moreover, if we obtain a line of credit, the terms of the definitive agreement may differ from those described above.

Although we may have sufficient capital to fund our working capital and capital expenditures depending on the timing of our future sales and collection of related receivables and timing of required purchases of materials in order to build inventory to fulfill the current backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve dramatically increased sales volume which is dependent on many factors, including:

·                  the market acceptance of our products and services;

·                  our business, product and capital expenditure plans;

·                  capital improvements to new and existing facilities;

·                  our competitors’ response to our products and services;

·                  our relationships with customers, distributors and project resellers; and

·                  our customers’ ability to afford and/or finance our products.

Additionally, the continued credit crisis could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations.   In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas could be adversely affected by a recession in economic activity.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We are currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and other U.S. generally accepted accounting principles. FSP 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the requirements of this standard; however, this standard is not expected to have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), which changes accounting principles for business acquisitions. SFAS No. 141(R) requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of this standard; however, this standard is not expected to have an impact on the consolidated financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure presented in our Annual Report on Form 10-K for Fiscal 2008.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92.  On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company.  On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation.  On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company.  On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. A stipulation of partial settlement and release of claims against the issuer defendants and the issuer officers and directors named as defendants was submitted to the District Court for preliminary approval in June 2004.  The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The settlement fairness hearing occurred on April 24, 2006, and the District Court reserved decision at that time. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that had been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified.  On June 25, 2007, the District Court entered an order terminating the proposed settlement.  On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification.  On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints.  On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including the Company’s, in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion.  On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class.  The District Court denied the motion with respect to the remaining 18 cases, including the Company’s case.  For those 18 cases, the Plaintiffs must notify the Defendants and the District Court by January 30, 2009 of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class.  The Defendants may renew their motion to strike class allegations if the Plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class.  Because of the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint.  On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss.  Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008.  Plaintiff filed oppositions to both motions on September 8, 2008.  All replies in support of the motions to dismiss were filed on October 23, 2008. Oral argument on the motions to dismiss is scheduled for January 16, 2009. The Judge has stayed discovery pursuant to the Private Securities Litigation Reform Act (PSLRA) until he rules on all motions to dismiss. Because of the inherent uncertainties of this litigation, we cannot accurately predict the ultimate outcome of the matter.

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

To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we would need to raise additional funds, through further public or private equity or debt financings depending upon prevailing market conditions. These financings may not be available, or if available, may be on terms that are not favorable to us and could result in dilution to our stockholders and reduction of the trading price of our stock. The state of worldwide capital markets could also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we likely would be required to significantly curtail our operations or possibly even cease our operations. If we obtain debt financing, we may be required to pledge accounts receivables, inventories, equipment, patents or other assets as collateral, which would be subject to seizure by our creditors if we were to default under the debt agreements, we could be required to comply with financial and other covenants that could limit our flexibility in conducting our business and put us at a disadvantage compared to our competitors, and we would be required to use our available cash to pay debt service.

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.

Should we be unable to execute our plans to build sales and margins while controlling costs and obtain additional financing, we may be unable to continue as a going concern. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially. Our available cash and any proceeds from financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. As a result, this would affect our ability to continue as a going concern.  These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock.  Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue as a going concern, you could lose all or part of your investments in our securities.

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate which would adversely affect our results of operations.

Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

·                  consumer reluctance to try a new product;

·                  regulatory requirements;

·                  the cost competitiveness of our microturbines;

·                  costs associated with the installation and commissioning of our microturbines;

·                  maintenance and repair costs associated with our microturbines;

·                  the future costs and availability of fuels used by our microturbines;

·                  economic downturns and reduction in capital spending;

·                  consumer perceptions of our microturbines’ safety and quality;

·                  the emergence of newer, more competitive technologies and products; and

·                  decrease in domestic and international incentives.

Our operating results are dependent, in large part, upon the successful development and commercialization of our C200 product.  Failure to produce this product as scheduled and budgeted would materially and adversely affect our business and financial condition.

 The first commercial C200 product was shipped on August 28, 2008 and additional units are scheduled to be shipped in the coming months.  We cannot be certain that we will deliver ordered products in a timely manner. Any reliability or quality issues that may arise with the C200 could prevent or delay scheduled deliveries.  We may also encounter material unexpected costs in connection with the commercialization of the C200. Any such delays or costs could significantly impact our business, financial condition and operating results.

We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.

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

The current global financial crisis may have an impact on our business and financial condition, including some effects we may not be able to predict.

The continued credit crisis could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations.   In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas could be adversely affected by a recession in economic activity.

Our suppliers may not supply us with a sufficient amount of components or components of adequate quality or they may provide components at significantly increased prices, and, therefore, we may not be able to produce our products.

Some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers, or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventories based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply of components or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation. We also outsource certain of our components internationally and expect to increase international outsourcing of components. As a result of outsourcing internationally, we may be subject to delays in delivery due to the timing or regulations associated with the import/export process, delays in transportation or regional instability.

Product quality expectations may not be met causing slower market acceptance or warranty cost exposure.

In order to achieve our goal of improving the quality and lowering the total costs of ownership of our products, we may require engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive. Despite our continuous quality improvement initiatives, we may not meet customer expectations. Any significant quality issues with our products could have a material adverse effect on our rate of product adoption, results of operations, financial condition and cash flow. Moreover, as we develop new configurations for our microturbines or as our customers place existing configurations in commercial use, our products may perform below expectations. Any significant performance below expectations could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

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

Capstone microturbines compete with several technologies, including reciprocating engines, fuel cells and solar power. Competing technologies may receive certain benefits, like governmental subsidies or promotion, or be able to offer consumer rebates or other incentives that we cannot receive or offer to the same extent. This could enhance our competitors’ abilities to fund research, penetrate markets or increase sales.  We also compete with other manufacturers of microturbines.

Our competitors include several well-known companies with histories of providing power solutions. They have substantially greater resources than we have and have established worldwide presence. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or they may lobby for governmental regulations and policies to create competitive advantage vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development and quality, as well as attention to product performance, our product prices, our conformance to industry standards, manufacturing capability and sales and marketing. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have business relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

Overall, the market for our products is highly competitive and is changing rapidly. We believe that the primary competitive factors affecting the market for our products, including some that are outside of our control, include:

·                  name recognition, historical performance and market power of our competitors;

·                  product quality and performance;

·                  operating efficiency;

·                  product price;

·                  availability, price and compatibility of fuel;

·                  development of new products and features; and

·                  emissions levels.

There is no assurance that we will be able to successfully compete against either current or potential competitors or that competition will not have a material adverse effect on our business, operating results, financial condition and cash flow.

If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our results of operations will suffer.

Our sales and marketing efforts may not achieve intended results and therefore may not generate the net revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on selected vertical markets. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near term plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

We offer direct sales and service in selected markets. We do not have extensive experience in providing direct sales and service and may not be successful in executing this strategy. In addition, we may lose existing distributors or service providers or we may have more difficulty attracting new distributors and service providers as a result of this strategy. Further we may incur new types of obligations, such as extended service obligations, that could result in costs that exceed the related revenue. We may encounter new transaction types through providing direct sales and service and these transactions may require changes to our historic business practices. For example, an arrangement with a third party leasing company may require us to provide a residual value guarantee, which is not consistent with our past operating practice.

Also, as we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and global economic or political instability.  In that regard, BPC Energy Systems, which accounted for approximately 33% of our net accounts receivable as of March 31, 2008 and approximately 18% of our revenue for Fiscal 2008, is a privately owned company located in Russia, and we are, therefore, particularly susceptible to risks associated with doing business in that country.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. In the third quarter of Fiscal 2008, a material weakness was detected which related to a deficiency in the design of controls surrounding our analysis of offsets to research and development expense. This deficiency in controls resulted in our recording adjustments to increase research and development expense by a material amount in the quarter ended December 31, 2007. During the fiscal quarter ended March 31, 2008, we enhanced the design of the control relating to the monthly review procedure of the analysis. Although we believe that we currently have adequate internal controls procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective or that future material changes to our internal controls will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock or warrants.

We may not be able to retain or develop relationships with original equipment manufacturers (“OEMs”) or distributors in our targeted markets, in which case our sales would not increase as expected.

In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise or better access to those markets. We believe that retaining or developing relationships with strong OEMs (which to date have typically resold our products under their own brands or packaged our products with other products as part of an integrated unit) or distributors in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. Because of OEMs’ and distributors’ relationships in their respective markets, the loss of an OEM or distributor could adversely impact the ability to penetrate our target markets. We offer our OEMs and distributors stated discounts from list price for the products they purchase. In the future, to attract and retain OEMs and distributors we may provide volume price discounts or otherwise incur significant costs that may reduce the potential revenues from these relationships. We may not be able to retain or develop appropriate OEMs and distributors on a timely basis, and we cannot provide assurance that the OEMs and distributors will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in our being unable to enter into other arrangements at a time when the OEM or distributor with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot provide assurance that we will be able to negotiate collaborative relationships on favorable terms or at all. Our inability to have appropriate distribution in our target markets may adversely affect our financial condition, results of operations and cash flow.

A significant customer may not achieve its forecasted sales growth. Also, we may fail to complete the development and commercialization of the C200, in which case the significant customer would receive a non-exclusive, perpetual, world-wide license to the C200. Additionally, we may incur expenses greater than we anticipate related to the sub-contactor service agreement we have with this customer, thereby adversely affecting our revenue levels and cash flow.

Sales to UTCP, an affiliate of United Technologies Corporation, accounted for approximately 13% and 12% of our net revenue for the fiscal years ended March 31, 2008 and 2007, respectively. Our OEM agreement with UTCP permits UTCP to package the Capstone microturbine products with chillers and heat exchange equipment manufactured by UTCP and to sell and service the integrated CCHP units. UTCP’s performance as it relates to engineering, installation and provision of after-market service could have a significant impact on our reputation and products. Our near-term sales and cash flow could be adversely affected if UTCP does not achieve its forecasted sales growth. In September 2007, we entered into the Development Agreement with UTCP. The Development Agreement engages UTCP to fund and support our continued development and commercialization of our 200 kilowatt microturbine product, the C200. Pursuant to the terms of the Development Agreement, UTCP agreed to contribute $12.0 million in cash and approximately $800,000 of in-kind services toward our efforts to develop the C200. In return, we agreed to pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price.  If we fail to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and we would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP. Our sales and cash flow could be adversely affected if we fail to complete the development and commercialization of the C200. In addition, we entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers. If we have to perform more warranty repairs than expected pursuant to this service agreement, our near-term and long-term cash flow and results of operations would suffer.

Loss of a significant customer could have a material adverse effect on our results of operations.

BPC Energy Systems and UTCP accounted for approximately 18% and 13% of our revenue, respectively, for the fiscal year ended March 31, 2008; and 33% and 4% of our net accounts receivable, respectively, as of March 31, 2008.  Loss of these or any other significant customers could adversely affect our results of operations.

We may not be able to develop sufficiently trained applications engineering, installation and service support to serve our targeted markets.

Our ability to identify and develop business relationships with companies who can provide quality, cost-effective applications engineering, installations and service can significantly affect our success. The application engineering and proper installation of our microturbines, as well as proper maintenance and service, are critical to the performance of the units. Additionally, we need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve the quality of applications, installation and service while reducing associated costs could affect the marketability of our products.

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

Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions to air and occupational health and safety. Regulatory agencies may impose special requirements for the implementation and operation of our products or that may significantly affect or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all. Non-compliance with applicable regulations could have a material adverse effect on our operating results.

The market for electricity and generation products is heavily influenced by federal and state government regulations and policies. The deregulation and restructuring of the electric industry in the United States and elsewhere may cause rule changes that may reduce or eliminate some of the advantages of such deregulation and restructuring. We cannot determine how any deregulation or restructuring of the electric utility industry may ultimately affect the market for our microturbines. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including microturbines. Any reduction or termination of such programs could increase the cost to our potential customers, making our systems less desirable, and thereby adversely affect our revenue and other operating results.

Utility companies or governmental entities could place barriers to our entry into the marketplace, and we may not be able to effectively sell our products.

Utility companies or governmental entities could place barriers on the installation of our products or the interconnection of the products with the electric grid. Further, they may charge additional fees to customers who install on-site generation, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and other operating results. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. The cost of electric power generation bears a close relationship to natural gas and other fuels. However, changes to electric utility tariffs often require lengthy regulatory approval and include a mix of fuel types as well as customer categories. Potential customers may perceive the resulting swings in natural gas and electric pricing as an increased risk of investing in on-site generation.

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

As a result of our corporate strategies, we have identified opportunities to outsource to third-party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality or increase operating efficiency. These actions may not yield the expected results, and outsourcing may result in delay or lower quality products. Transitioning to outsourcing may cause certain of our affected employees to leave before the outsourcing is complete. This could result in a lack of the experienced in-house talent necessary to successfully implement the outsourcing. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of manufacturing assets related to the outsourced functions or other unanticipated charges, which could have a material adverse effect on our operating results.

We may not achieve production cost reductions necessary to competitively price our product, which would adversely affect our sales.

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

Our products contain a number of commodity materials, from metals, which includes steel, special high temperature alloys, copper, nickel and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our requirements. The cost of metals has historically fluctuated. The pricing could impact the costs to manufacture our products. If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our results of operations.

The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition, results of operations and cash flow would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary materially from period to period.

Potential intellectual property, stockholder or other litigation may adversely impact our business.

We may face litigation relating to intellectual property matters, labor matters, product liability, or other matters.  We are subject to stockholder lawsuits alleging violations of securities laws in connection with our June 2000 initial public offering and November 2000 secondary offering described under “Legal Proceedings” in this Form 10-Q. An adverse judgment could negatively impact our financial position and results of operations, the trading price of our common stock and our ability to obtain future financing on favorable terms or at all. Any litigation could be costly, divert management attention or result in increased costs of doing business.

Our success depends in significant part upon the continuing service of management and key employees.

Our success depends in significant part upon the continuing service of our executive officers, senior management and sales and technical personnel. The failure of our personnel to execute our strategy or our failure to retain management and personnel could have a material adverse effect on our business.  Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. There can be no assurance that we can do so.

Our internal control systems rely on people trained in the execution of the controls. Loss of these people or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control.

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control. Our executive offices and manufacturing facilities are located in Southern California. Because the Southern California area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. We do not maintain earthquake insurance coverage for personal property or resulting business interruption. If an earthquake, fire or other natural disaster occurs at or near our facilities, our business, financial condition, operating results and cash flow could be materially adversely affected.

The market price of our common stock has been and may continue to be highly volatile and you could lose all or part of your investment in our securities.

An investment in our securities is risky, and stockholders could lose their investment in our securities or suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock is highly volatile and is likely to continue to be highly volatile.  As a result of, among other things, the factors discussed below, our operating results for a particular quarter are difficult to predict. Given the continued uncertainty surrounding many variables that may affect our business and the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our common stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

·                  actual or anticipated variations in quarterly operating results;

·                  market sentiment toward alternative energy stocks in general or toward Capstone;

·                  changes in financial estimates or recommendations by securities analysts;

·                  conditions or trends in our industry or the overall economy;

·                  loss of one or more of our significant customers;

·                  errors, omissions or failures by third parties in meeting commitments to us;

·                  changes in the market valuations or earnings of our competitors or other technology companies;

·                  the trading of options on our common stock;

·                  announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

·                  announcements of significant market events, such as power outages, regulatory changes or technology changes;

·                  changes in the estimation of the future size and growth rate of our market;

·                  future equity financings;

·                  the failure to produce our products on a timely basis in accordance with customer expectations;

·                  the inability to obtain necessary components on time and at a reasonable cost;

·                  litigation or disputes with customers or business partners;

·                  capital commitments;

·                  additions or departures of key personnel;

·                  sales or purchases of our common stock;

·                  the trading volume of our common stock;

·                  developments relating to litigation or governmental investigations; and

·                  decreases in oil, natural gas and electricity prices.

In addition, the stock market in general, and the Nasdaq Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. The market prices of securities of technology companies and companies servicing the technology industries have been particularly volatile. These broad market and industry factors may cause a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company.  We are currently subject to litigation relating to our initial public offering and a subsequent common stock offering as described under “Legal Proceedings” in this Form 10-Q. This type of litigation, regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our financial condition, results of operations and cash flow.

Provisions in our certificate of incorporation, bylaws and our stockholder rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition at a premium price.

Provisions of our second amended and restated certificate of incorporation, amended and restated bylaws and our stockholder rights plan, as well as provisions of the General Corporation Law of the State of Delaware, could discourage, delay or prevent unsolicited proposals to merge with or acquire us, even though such proposals may be at a premium price or otherwise beneficial to you. These provisions include our board’s authorization to issue shares of preferred stock, on terms the board determines in its discretion, without stockholder approval, and the following provisions of Delaware law that restrict many business combinations.

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired such status unless appropriate board or stockholder approvals are obtained.

Our board of directors has adopted a stockholder rights plan, pursuant to which one preferred stock purchase right has been issued for each share of our common stock authorized and outstanding.  Until the occurrence of certain prescribed events, the rights are not exercisable and are transferable along with, and only with, each share of our common stock and are evidenced by the common stock certificates.  One preferred stock purchase right will also be issued with each share of our common stock we issue in the future until the rights plan expires or is terminated or we redeem or exchange the rights for other property in accordance with the terms of the rights plan or at such time, if any, as the rights separate from each share of our common stock and become exercisable. Each share of Series A Junior Participating Preferred Stock will be entitled to receive, when, as and if declared by our board of directors out of funds legally available for the purpose, dividends payable in cash in an amount per share (rounded to the nearest cent) equal to 100 times the aggregate per share amount of all dividends or other distributions, including non-cash dividends (payable in kind), declared on our common stock other than a dividend payable in shares of common stock or a subdivision of the outstanding shares of common stock. The rights plan prohibits the issuance of additional rights after the rights separate from our common stock. The rights plan is intended to protect our stockholders in the event of an unfair or coercive offer to acquire us. However, the existence of the rights plan may discourage, delay or prevent a merger or acquisition of us that is not supported by our board of directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on August 28, 2008.

The stockholders voted as follows on the following matters:

1)            Election of Directors

	Votes Cast
Director	For	Withheld

Eliot G. Protsch	116,050,179	3,858,513
Richard K. Atkinson	116,481,873	3,426,819
John V. Jaggers	115,771,447	4,137,245
Darren R. Jamison	116,737,524	3,171,168
Noam Lotan	116,513,296	3,395,396
Gary J. Mayo	116,506,151	3,402,541
Gary D. Simon	116,534,492	3,374,200
Holly A. Van Deursen	116,616,550	3,292,142
Darrell J. Wilk	116,420,803	3,487,889

2)              Proposal to approve the Rights Agreement, dated as of July 7, 2005 with Mellon Investor Services LLC, as amended. A total of 39,727,710 shares were voted for and 3,947,335 shares were voted against this proposal. The holders of 844,328 shares abstained from voting and there were 75,389,319 broker non-votes.

3)              Proposal to approve the Company’s Executive Performance Incentive Plan. A total of 108,675,739 shares were voted for and 9,356,453 shares were voted against this proposal. The holders of 1,876,500 shares abstained from voting.

4)              Proposal to approve an amendment to the Company’s Amended and Restated 2000 Equity Incentive Plan. A total of 37,112,282 shares were voted for and 6,489,258 shares were voted against this proposal. The holders of 917,833 shares abstained from voting and there were 75,389,319 broker non-votes.

5)              Proposal to ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31. 2009. A total of 117,875,686 shares were voted for and 1,373,442 shares were voted against this proposal. The holders of 659,564 shares abstained from voting.

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
1	Placement Agency Agreement, dated as of September 17, 2008, between Capstone Turbine Corporation and Wachovia Capital Markets, LLC (a)
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
4.1	Specimen stock certificate (d)
4.2	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC (e)
4.3	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC (f)
4.4	Form of Warrant (a)
10.1	Capstone Turbine Corporation Executive Performance Incentive Plan (g)
10.2	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan (h)
10.3	Form of Subscription Agreement (a)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)                                                  Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 18, 2008 (File No. 001-15957).

(b)                                                 Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(c)                                                  Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(d)                                                 Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(e)                                                  Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(f)                                                    Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(g)                                                 Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(h)                                                 Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 10, 2008