Form 10-Q
period 2008-12-31
CAPSTONE TURBINE CORP
filed 2009-02-09
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 173,968,096.

CAPSTONE TURBINE CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	December 31,	March 31,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$24,388	$42,605
Accounts receivable, net of allowance for doubtful accounts and sales returns of $686 at December 31, 2008 and $629 at March 31, 2008	13,184	6,768
Inventories	29,766	14,472
Prepaid expenses and other current assets	1,577	1,614
Total current assets	68,915	65,459
Property, plant and equipment, net	8,385	5,536
Non-current portion of inventories	3,534	2,221
Intangible asset, net	423	624
Other assets	219	206
Total	$81,476	$74,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$10,858	$7,964
Accrued salaries and wages	1,737	1,519
Accrued warranty reserve	3,254	4,591
Deferred revenue	1,033	780
Current portion of notes payable	16	13
Other current liabilities	2,558	5,658
Total current liabilities	19,456	20,525
Long-term portion of notes payable	30	5
Other long-term liabilities	337	463
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 174,751,857 shares issued and 173,968,096 shares outstanding at December 31, 2008; 148,238,852 shares issued and 147,578,311 shares outstanding at March 31, 2008	175	148
Additional paid-in capital	665,556	626,952
Accumulated deficit	(603,146)	(573,383)
Treasury stock, at cost; 783,761 shares at December 31, 2008 and 660,541 shares at March 31, 2008	(932)	(664)
Total stockholders’ equity	61,653	53,053
Total	$81,476	$74,046

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue	$11,482	$9,217	$32,127	$22,051
Cost of goods sold	12,083	9,257	34,550	25,320
Gross loss	(601)	(40)	(2,423)	(3,269)
Operating expenses:
Research and development	2,048	1,761	6,049	6,943
Selling, general and administrative	7,441	6,462	21,699	18,263
Total operating expenses	9,489	8,223	27,748	25,206
Loss from operations	(10,090)	(8,263)	(30,171)	(28,475)
Interest income	135	575	490	1,931
Loss before income taxes	(9,955)	(7,688)	(29,681)	(26,544)
Provision for income taxes	80	—	82	2
Net loss	$(10,035)	$(7,688)	$(29,763)	$(26,546)
Net loss per common share — Basic and Diluted	$(0.06)	$(0.05)	$(0.18)	$(0.18)
Weighted average shares used to calculate Basic and Diluted net loss per common share	173,851	145,512	161,277	144,978

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(29,763)	$(26,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,056	1,660
Provision for allowance for doubtful accounts and sales returns	57	30
Inventory write-down	555	712
Provision for warranty expenses	(477)	659
Loss on disposal of equipment	5	17
Stock-based compensation	2,659	2,304
Changes in operating assets and liabilities:
Accounts receivable	(6,473)	(3,306)
Inventories	(17,162)	4,987
Prepaid expenses and other assets	24	(10)
Accounts payable and accrued expenses	3,193	(1,754)
Accrued salaries and wages and long term liabilities	92	(216)
Accrued warranty reserve	(860)	(1,898)
Deferred revenue	253	(126)
Other current liabilities	(3,100)	4,848
Net cash used in operating activities	(48,941)	(18,639)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(4,988)	(549)
Proceeds from disposal of equipment	20	3
Net cash used in investing activities	(4,968)	(546)
Cash Flows from Financing Activities:
Repayment of notes payable	(12)	(24)
Net proceeds from employee stock-based transactions	2,144	1,556
Net proceeds from issuance of common stock and warrants	29,436	—
Proceeds from exercise of common stock warrants	4,124	—
Net cash provided by financing activities	35,692	1,532
Net Decrease in Cash and Cash Equivalents	(18,217)	(17,653)
Cash and Cash Equivalents, Beginning of Period	42,605	60,322
Cash and Cash Equivalents, End of Period	$24,388	$42,669
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2	$5
Income taxes	$2	$2

Supplemental Disclosures of Non-Cash Information:

During the nine months ended December 31, 2008 and 2007, the Company purchased on account $197 and $98 of fixed assets, respectively.

During the nine months ended December 31, 2008, the Company purchased fixed assets with a note payable of $40.

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2008, the Company had $57.0 million, or 567 units, in backlog, of which $53.2 million, or 512 units, are expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. The Company believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months.  However, based on the Company’s cash usage over the last twelve months and if anticipated cash needs of the Company change, it is possible, if not likely, that the Company may need or elect to raise additional funds to fund its activities. A significant use of cash in the third quarter of Fiscal 2009 was attributable to the timing of shipments and the delivery and payment of inventory purchases with long lead times. Based on the current estimated inventory delivery schedules, scheduled inventory purchases for the fourth quarter of Fiscal 2009 are currently $12.7 million. However, we are in the process of rescheduling the timing of certain deliveries from suppliers and expect inventory deliveries to decrease during the fourth quarter of Fiscal 2009. As a result, we expect total inventory levels to decrease by the end of Fiscal 2009.  Therefore, anticipated cash needs of the Company may change based on the Company’s ability to manage inventory costs and the timing of inventory purchases and deliveries. The Company could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. The Company cannot be assured that it will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing, the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective as of November 15, 2008. This standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), which changes accounting principles for business acquisitions. SFAS No. 141(R) requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 15, 2008. Adoption of this standard has not had an impact on the Company’s consolidated financial position or results of operations. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions, subsequent to March 31, 2009, are reflected in the financial statements.

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

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions), amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 with no impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While SFAS No. 157 did not impact the Company’s valuation methods, it expanded disclosures of assets and liabilities that are recorded at fair value. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this standard in Fiscal 2009, and the adoption did not impact the Company’s consolidated financial position or results of operations. On April 1, 2009, the Company will implement the previously-deferred provisions of SFAS No. 157 for nonfinancial long-lived assets or asset groups measured at fair value for an impairment assessment under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as required. The Company does not believe that the remaining provisions will have an impact on the Company’s consolidated financial position or results of operations when they are implemented.

4.  Customer Concentrations and Accounts Receivable

Individually, two customers accounted for 18% and 15% of revenue, respectively, for the three months ended December 31, 2008, totaling approximately 33% of revenue. For the three months ended December 31, 2007, three customers accounted for 25%, 16% and 12% of revenue, respectively, totaling approximately 53% of revenue.

Individually, two customers accounted for 14% and 11% of revenue, respectively, for the nine months ended December 31, 2008, totaling approximately 25% of revenue. For the nine months ended December 31, 2007, three customers accounted for 16%, 14% and 11% of revenue, respectively, totaling approximately 41% of revenue.

Individually, two customers accounted for 25% and 10% of net accounts receivable, respectively, as of December 31, 2008, totaling approximately 35% of net accounts receivable. Two customers accounted for 33% and 11%, respectively, of net accounts receivable as of March 31, 2008, totaling approximately 44%.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	December 31, 2008	March 31, 2008
	(In thousands)
Raw materials	$30,359	$15,516
Work in process	167	236
Finished goods	2,774	941
Total	33,300	16,693
Less non-current portion	(3,534)	(2,221)
Current portion	$29,766	$14,472

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2008	March 31, 2008
	(In thousands)
Machinery, equipment and furniture	$22,226	$18,727
Leasehold improvements	9,398	8,753
Molds and tooling	4,133	3,805
	35,757	31,285
Less accumulated depreciation and amortization	(27,372)	(25,749)
Total property, plant and equipment, net	$8,385	$5,536

7.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $0.4 million and $0.6 million as of December 31 and March 31, 2008, respectively. The intangible asset is being amortized over its estimated useful life of ten years. The Company recorded amortization expense of $67,000 and $0.2 million for each of the three months and nine months ended December 31, 2008 and 2007, respectively. The manufacturing license is scheduled to be fully amortized by Fiscal 2011 with corresponding amortization estimated to be $67,000 for the remainder of Fiscal 2009, $0.3 million for Fiscal 2010, and $0.1 million for Fiscal 2011.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $13,400 and $12,000 were earned by the supplier for the three months ended December 31, 2008 and 2007, respectively. Royalties of $39,700 and $29,000 were earned by the supplier for the nine months ended December 31, 2008 and 2007, respectively. Earned royalties of $13,400 and $14,300 were unpaid as of December 31, 2008 and March 31, 2008, respectively, and are included in accrued expenses in the accompanying balance sheets.

8.  Stockholders’ Equity

Stock-Based Compensation

As of December 31, 2008, the Company had outstanding 4,200,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). These stock options were granted at exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new executive officers and employees of the Company.  Included in the 4,200,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s Senior Vice President of Customer Service, 500,000 options granted to the Company’s former Senior Vice President of Operations and 200,000 options granted to the Company’s Senior Vice President of Human Resources and Information Technology. Additionally, the Company had outstanding 512,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new officers of the Company. Included in the 512,500 units were 250,000 units granted to the Company’s President and Chief Executive Officer, 150,000 units granted to the Company’s Executive Vice President of Sales and Marketing, and 112,500 granted to the Company’s Senior Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options granted outside of the plan are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units issued outside of the plan vest in equal installments over a period of four years. The four year vesting occurs as follows:  one-fourth vests one year after the issuance date and one-fourth vests on the first day of each full year thereafter, so that all shall be vested on the completion of the fourth year after the issuance date.

Valuation and Expense Information under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS  No. 123(R)”)

For the three months ended December 31, 2008 and 2007, the Company recognized stock-based compensation expense of $0.8 million and $0.9 million, respectively. For the nine months ended December 31, 2008 and 2007, the Company recognized stock-based compensation expense of $2.6 million and $2.3 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Cost of goods sold	$123	$111	$378	$307
Research and development	150	152	469	415
Selling, general and administrative	602	638	1,812	1,582
Stock-based compensation expense	$875	$901	$2,659	$2,304

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Risk-free interest rates	1.9%	4.2%	1.9%	4.5%
Expected lives (in years)	4.9	8.8	4.9	6.5
Dividend yield	—%	—%	—%	—%
Expected volatility	98.1%	97.4%	98.1%	99.2%

The Company’s computation of expected volatility for the three months and nine months ended December 31, 2008 and 2007 was based on historical volatility. The Company estimated the expected life of each stock option granted in the three months and nine months ended December 31, 2007 using the simplified method permissible under Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration. For options granted after December 31, 2007, the expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation is the Company’s estimated forfeiture rate. SFAS No. 123(R) requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three and nine months ended December 31, 2008 and 2007 has been reduced by estimated forfeitures.  The Company’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2008	9,182,923	$1.89

Granted	1,155,000	1.06
Exercised	(1,142,395)	2.05
Forfeited	(122,000)	1.59
Expired	(178,321)	1.81

Options outstanding December 31, 2008	8,895,207	$1.77	7.74	$11,102

Options exercisable at December 31, 2008	4,476,971	$2.23	6.88	$11,102

Options fully vested at December 31, 2008 and those expected to vest beyond December 31, 2008	8,022,102	$1.84	7.61	$11,102

The weighted average per share grant date fair value of options granted during the three months ended December 31, 2008 and 2007 was $0.69 and $1.04, respectively. The weighted average per share grant date fair value of options granted during the nine months ended December 31, 2008 and 2007 was $0.78 and $0.86, respectively. There were no options exercised during the three months ended December 31, 2008 and 2007. The total intrinsic value of options exercised during the nine months ended December 31, 2008 and 2007 was approximately $1.3 million and $0.2 million, respectively. As of December 31, 2008, there was approximately $4.2 million of total compensation cost related to nonvested stock option awards not yet recognized. It is expected to be recognized over a weighted average period of 2.6 years.

During the nine months ended December 31, 2008, the Company issued 53,877 shares of stock to non-employee directors in lieu of cash for those directors who elected to take payment of all or any part of their directors’ fees in stock. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant, and the weighted average grant date fair value for these shares was $1.43.

A summary of restricted stock unit activity for the nine months ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2008	2,296,638	$1.19

Granted	1,310,597	1.28
Vested and issued	(603,519)	1.92
Forfeited	(137,881)	1.26

Nonvested restricted stock units outstanding at December 31, 2008	2,865,835	$1.08
Restricted stock units expected to vest beyond December 31, 2008	2,062,861

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

The total fair value of restricted stock units vested and issued by the Company during the three months ended December 31, 2008 and 2007 was approximately $0.4 million and $0.2 million, respectively. The total fair value of restricted stock units vested and issued by the Company during the nine months ended December 31, 2008 and 2007 was approximately $1.2 million and $0.3 million, respectively. The Company recorded expense of approximately $0.2 million associated with its restricted stock awards for each of the three months ended December 31, 2008 and 2007. The Company recorded expense of approximately $0.6 million and $0.4 million associated with its restricted stock awards and units during the nine months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was approximately $2.3 million of total compensation cost related to nonvested restricted stock units not yet recognized. It is expected to be recognized over a weighted average period of 3.06 years.

Registered Direct Offerings and Placements of Common Stock

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations.  Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of $32.0 million and proceeds net of direct incremental costs of the offering of $29.5 million. During the nine months ended December 31, 2008, none of the warrants issued in September 2008 were exercised. Warrants to purchase 6.4 million shares were outstanding as of December 31, 2008.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock.  The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During the nine months ended December 31, 2008, warrants to purchase 3.2 million shares were exercised resulting in proceeds of $4.1 million. No warrants were exercised during the same period last year. Warrants to purchase 15.3 million and 18.5 million shares were outstanding as of December 31 and March 31, 2008, respectively.

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

Changes in accrued warranty reserve during the nine months ended December 31, 2008 are as follows:

(In thousands)
Balance, March 31, 2008	$4,591
Warranty provision relating to products shipped during the period	267
Changes for accruals related to preexisting warranties or reliability repair programs	(744)
Deductions for warranty claims	(860)
Balance, December 31, 2008	$3,254

10.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”). The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“kW”) microturbine product, the C200. Pursuant to the terms of the Development Agreement, UTCP agreed to contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company agreed to pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. UTCP earned $71,700 in royalties for C200 system sales for the three months ended December 31, 2008. During the three months ended December 31, 2007, no royalties were earned by UTCP. Royalties of $71,700 were unpaid as of December 31, 2008 and are included in accrued expenses in the accompanying balance sheet. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During the year ended March 31, 2008, the Company achieved three of the development milestones and received $2.0 million for the systems requirements review, $2.5 million for the preliminary design review, and $2.5 million for the critical design review. During the three months ended June 30, 2008, the Company achieved the physical verification development milestone and received $0.5 million. During the three months ended September 30, 2008, the Company achieved the microturbine build completion milestone and received $1.5 million. During the three months ended December 31, 2008 the Company completed 90% of the qualification results milestone and received $1.0 million. The Company is scheduled to receive the remaining $0.5 million at completion of the qualification results milestone. As of December 31, 2008, the Company received $11.5 million and offset approximately $8.9 million of research and development (“R&D”) expenses with this funding. The remaining $2.6 million is recorded in other current liabilities in the accompanying condensed consolidated balance sheet. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. There were approximately $2.0 million and $0.9 million of such benefits for the three months ended December 31, 2008 and 2007, respectively, which included $0.2 million of in-kind services performed by UTCP under the cost-sharing program for the three months ended December 31, 2008. For the nine months ended December 31, 2008 and 2007, the Company recognized approximately $6.5 million and $1.1 million of such benefits, respectively, which included $0.5 million of in-kind services performed by UTCP under the cost-sharing program for the nine months ended December 31, 2008. In-kind services performed by UTCP under the cost-sharing program are recorded as consulting expense within R&D expenses. No such services were provided during the three and nine months ended December 31, 2007. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. If the Company fails to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and the Company would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP.

11.  Commitments and Contingencies

Operating Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in Other Long-Term Liabilities in the accompanying consolidated balance sheets. Deferred rent amounted to $0.3 million and $0.5 million at December 31, 2008 and March 31, 2008, respectively.

Purchase Commitments

As of December 31, 2008, the Company had firm commitments to purchase inventories of approximately $23.9 million through Fiscal 2011. Based on the current estimated inventory delivery schedules, scheduled inventory purchases for the fourth quarter of Fiscal 2009 currently total $12.7 million. However, the Company is in the process of rescheduling the timing of certain deliveries from suppliers and expects inventory deliveries to decrease during the fourth quarter of Fiscal 2009. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

Legal Matters

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92.  On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.  In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. A stipulation of partial settlement and release of claims against the issuer defendants and the issuer officers and directors named as defendants was submitted to the District Court for preliminary approval in June 2004. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The settlement fairness hearing occurred on April 24, 2006, and the District Court reserved decision at that time. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that had been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the proposed settlement.  On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification.  On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including the

Company’s, in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion.  On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class.  The District Court denied the motion with respect to the remaining 18 cases, including the Company’s case.  For those 18 cases, the Plaintiffs must notify the Defendants and the District Court of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class. The deadline for the Plaintiffs to provide this information was January 30, 2009, but the Plaintiffs have asked the District Court for additional time. The Defendants may renew their motion to strike class allegations if the Plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class.  Because of the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley.   The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint.  On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss.  Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008.  Plaintiff filed oppositions to both motions on September 8, 2008.  All replies in support of the motions to dismiss were filed on October 23, 2008. Oral argument on the motions to dismiss was held on January 16, 2009. The Judge has stayed discovery pursuant to the Private Securities Litigation Reform Act (PSLRA) until he rules on all motions to dismiss.  Because of the inherent uncertainties of this litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

13.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the periods covered by this Form 10-Q which would make these instruments antidilutive. As of December 31, 2008 and 2007, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 11.8 million and 11.7 million shares, respectively.

14.  Subsequent Event

On February 9, 2009, the Company entered into two Credit and Security Agreements (the “Agreements”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Agreements provide the Company with a line of credit (the “Credit Facility”) that will not at any time exceed in the aggregate $10 million. The amount actually available to the Company may be substantially less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company has granted a security interest in favor of Wells Fargo in all or substantially all of the assets of the Company and its subsidiaries.  The Agreements will terminate in accordance with their terms on February 9, 2012, unless terminated sooner.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, its capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of its assets, (f) change its accounting method or (g) enter into a different line of business. Furthermore, the agreements contain financial covenants, including (a) a requirement to maintain a specified minimum book worth, (b) a requirement not to exceed specified levels of losses, (c) a requirement to maintain a specified ratio of minimum cash balances to unreimbursed line of credit advances and (d) limitations on the Company’s capital expenditures.

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

During the three months ended December 31, 2008, we booked total orders of $16.0 million for 172 units or 17.1 megawatts. We shipped 116 units with an aggregate of 8.4 megawatts for revenue of $7.7 million. As of December 31, 2008, we had 567 units, or 65.6 megawatts, valued at $57.0 million in total backlog, of which 512 units, or 61.0 megawatts, valued at $53.2 million were current and expected to be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the three months ended December 31, 2008 were: 45.9% for use in CHP applications, 7.2% for use in CCHP applications, 32% for use in resource recovery applications and 14.9% for use in other markets (including secure power).

The following table summarizes our backlog:

	Three Months ended December 31, 2008		Three Months ended December 31, 2007
	Megawatts	Units	Megawatts	Units
Current
C30	6.7	223	0.9	31
C60 Series	13.5	208	4.4	68
C200	9.6	48	6.4	32
C600	1.8	3	—	—
C800	2.4	3	—	—
C1000	27	27	—	—
Total Current Backlog	61.0	512	11.7	131

Long-term
C30	0.8	25	—	—
C60 Series	1.8	28	—	—
C200	—	—	2.6	13
C1000	2	2	—	—
Total Long-term Backlog	4.6	55	2.6	13

Total Backlog	65.6	567	14.3	144

2)                Sales and Distribution Channels— We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 26 distributors. Internationally, outside of North America, we currently have 33 distributors. We continue to refine the distribution channels to address our specific targeted markets.

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

4)                Service— During Fiscal 2005, we entered the direct service business. Previously, our service strategy was to serve all customers through our distributors and ASCs. Distributors were expected to sell the products, provide engineering solutions, and perform as ASCs by providing installation, commissioning and service. Several of our distributors did not provide the level of service desired and a number of end users requested to work directly with us. As a result, we are pursuing a strategy to serve customers directly, as well as through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2009, we continue to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service. For both Fiscal 2008 and for the nine months ended December 31, 2008 service revenue was approximately 8% of total revenue. We also intend to establish spare parts distribution centers in strategic locations to ensure timely delivery of parts.

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

6)                New Product Development— Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30 and C60 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005 and the first commercial shipment was on August 28, 2008. Our C1000 Series product was developed based on Capstone’s C200 microturbine product line.  This product family can be configured into 1,000-kW, 800-kW and 600-kW solutions in a single ISO container. Our C1000 product beta testing was successfully implemented during Fiscal 2009 and the first commercial shipment was on December 29, 2008.

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

We believe that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted contribution margins, our financial model indicates that we will achieve positive cash flow when we ship approximately 280 units in a quarter, depending on product mix. We believe our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. With approximately $10 million to $15 million of capital expenditures, we believe we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix. We have not committed to this expansion nor identified a source for its funding, if available.

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

•                  Stock-based compensation expense; and

•                  Loss contingencies.

Results of Operations

Three Months Ended December 31, 2008 and 2007

Revenue. Revenue is reported net of sales returns and allowances. Revenue for the third quarter of Fiscal 2009 increased $2.3 million, or 25%, to $11.5 million from $9.2 million for the third quarter of Fiscal 2008. Revenue from microturbine product shipments increased $1.5 million, or 24%, to $7.7 million for 116 units during the third quarter of Fiscal 2009 from $6.2 million for 121 units during the third quarter of Fiscal 2008. Shipments of microturbine units were 8.4 megawatts during the third quarter of Fiscal 2009 compared with 5.6 megawatts during the third quarter of Fiscal 2008. Revenue from C30 product shipments decreased $2.0 million, or 71%, to $0.8 million for 23 units during the third quarter of Fiscal 2009 from $2.8 million for 63 units during the third quarter of Fiscal 2008. Shipments of C30 product were 0.7 megawatts during the third quarter of Fiscal 2009 compared with 1.8 megawatts during the third quarter of Fiscal 2008. Revenue from C60 Series product shipments increased $2.1 million, or 62%, to $5.5 million for 87 units during the third quarter of Fiscal 2009 from $3.4 million for 58 units during the third quarter of Fiscal 2008. Shipments of C60 Series products were 5.7 megawatts during the third quarter of Fiscal 2009 compared with 3.8 megawatts during the third quarter of Fiscal 2008. Revenue from C200 product shipments was $0.8 million for five units, or 1.0 megawatt, during the third quarter of Fiscal 2009. There were no C200 product shipments in the same period last year. Revenue from C1000 product shipments was $0.6 million for one unit, or 1.0 megawatt, during the third quarter of Fiscal 2009. There were no C1000 product shipments in the same period last year. Revenue from accessories, parts and service during the third quarter of Fiscal 2009 increased $0.8 million to $3.8 million from $3.0 million during the third quarter of Fiscal 2008.

The overall revenue increase in the third quarter of Fiscal 2009 compared to the same period last year included a $2.9 million increase in revenue from the North American market, a $1.8 million increase in revenue from the Asian market and a $0.3 million increase in revenue from the European market, all primarily the result of improved distribution channels. South American market revenue in the third quarter of Fiscal 2009 was $2.7 million lower than the same period last year because the third quarter of Fiscal 2008 included an unusually large product sale for this historically small revenue market. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Three Months ended December 31, 2008			Three Months ended December 31, 2007
	Revenue	Megawatts	Units	Revenue	Megawatts	Units

C30	$0.8	0.7	23	$2.8	1.8	63
C60 Series	5.5	5.7	87	3.4	3.8	58
C200	0.8	1.0	5	—	—	—
C1000	0.6	1.0	1	—	—	—
Total from Microturbine Products	$7.7	8.4	116	$6.2	5.6	121

Accessories, Parts, and Service	3.8	—	—	3.0	—	—
Total	$11.5	8.4	116	$9.2	5.6	121

Two customers accounted for 18% and 15% of revenue, respectively, for the third quarter of Fiscal 2009, totaling approximately 33% of revenue. For the third quarter of Fiscal 2008, three customers accounted for 25%, 16% and 12% of revenue, respectively, totaling approximately 53% of revenue. UTCP accounted for 2% and 16% of revenue for the three months ended December 31, 2008 and 2007, respectively.

Gross Loss. Cost of goods sold includes direct material costs, production labor and overhead, inventory charges and provision for estimated product warranty expenses.  The gross loss was $0.6 million, or 5% of revenue, for the third quarter of Fiscal 2009 compared to $40,000, or less than 1% of revenue, for the third quarter of Fiscal 2008. The increase in the gross loss and gross loss percentage reflects a net increase of $0.2 million as a result of a lower margin product mix, primarily because of the product launch of the C200 and C1000 systems, along with an increase in manufacturing costs of $1.9 million, offset by a decrease in warranty expense of $0.9 million and an increase in overhead absorption into inventory of $0.6 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs.  These program estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available. Warranty expense decreased $0.9 million as a result of reductions to warranty programs because of product enhancements and technology changes.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. We have taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development (“R&D”) Expenses. R&D expenses include compensation expense, including stock-based compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the third quarter of Fiscal 2009 increased $0.3 million, or 17%, to $2.1 million from $1.8 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the Department of Energy (the “DOE”) and UTCP funding. There were approximately $2.0 million of such benefits in the third quarter of Fiscal 2009 and $0.9 million for the same period last year. In-kind services performed by UTCP under the cost-sharing program during the three months ended December 31, 2008 were valued at $0.2 million and recorded as consulting expense within R&D expenses. No such services were provided during the same period last year. The overall net increase in R&D expenses of $0.3 million resulted from increased spending for supplies of $0.6 million, labor expense of $0.3 million, consulting of $0.2 million and facility costs of $0.1 million partially offset by the increased recognition of $0.9 million of funding from UTCP for the cost-sharing program. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expense in Fiscal 2009 to be lower than in Fiscal 2008 as a result of increased benefits from cost-sharing programs.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the third quarter of Fiscal 2009 increased $1.0 million, or 16%, to $7.4 million from $6.4 million for the same period last year. The net increase in SG&A expenses was comprised of an increase of $0.5 million related to labor expense, $0.5 million of travel expense, $0.2 million in marketing expense and $0.2 million of professional services expense, including legal, accounting and insurance expenses, offset by decreased spending for supplies of $0.2 million and shared costs of $0.2 million. The increase in labor and travel costs reflects the continued effort to develop worldwide distributors and the launch of the C200 and C1000 Series products. We expect SG&A expenses for Fiscal 2009 to be higher than the prior year because of these increased efforts.

Interest Income. Interest income for the third quarter of Fiscal 2009 decreased $0.5 million, or 83%, to $0.1 million from $0.6 million for the same period last year. The decrease during the period was attributable to lower average cash balances and lower interest rates over the same period last year. We expect interest income to decline for Fiscal 2009 as we continue to use cash to support our operations.

Nine Months Ended December 31, 2008 and 2007

Revenue. Revenue for the nine months ended December 31, 2008 increased $10.0 million, or 45%, to $32.1 million from $22.1 million for the same period last year. Revenue from microturbine product shipments increased $7.6 million, or 51%, to $22.6 million for 377 units during the nine months ended December 31, 2008 from $15.0 million for 294 units during the same period last year. Shipments of microturbine units were 23.8 megawatts during the nine months ended December 31, 2008 compared with 15.1 megawatts during the same period last year. Revenue from C30 product shipments decreased $1.3 million, or 28%, to $3.3 million for 83 units during the nine months ended December 31, 2008 from $4.6 million for 113 units during the same period last year. Shipments of C30 product were 2.5 megawatts during the nine months ended December 31, 2008 compared with 3.4 megawatts during the same period last year. Revenue from C60 Series product shipments increased $6.9 million, or 66%, to $17.3 million for 284 units during the nine months ended December 31, 2008 from $10.4 million for 181 units during the same period last year. Shipments of C60 Series products were 18.5 megawatts during the nine months ended December 31, 2008 compared with 11.7 megawatts during the same period last year. Revenue from C200 product shipments was $1.4 million for nine units, or 1.8 megawatts during the nine months ended December 31, 2008. There were no C200 product shipments in the same period last year. Revenue from C1000 product shipments was $0.6 million for one unit, or 1.0 megawatt, during the nine months ended December 31, 2008. There were no C1000 product shipments in the same period last year. Revenue from accessories, parts and service during the nine months ended December 31, 2008 increased $2.4 million to $9.5 million from $7.1 million during the same period last year.

The overall revenue increase in the nine months ended December 31, 2008 compared to the same period last year included a $6.9 million increase in revenue from the North American market, a $3.9 million increase in revenue from the Asian market and a $1.6 million increase in revenue from the European market, all primarily the result of efforts to improve distribution channels. South American market revenue during the nine months ended December 31, 2008 was $2.4 million lower than the same period last year because the nine months ended December 31, 2007 included an unusually large product sale for this historically small revenue market. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Nine Months ended December 31, 2008			Nine Months ended December 31, 2007
	Revenue	Megawatts	Units	Revenue	Megawatts	Units

C30	$3.3	2.5	83	$4.6	3.4	113
C60 Series	17.3	18.5	284	10.4	11.7	181
C200	1.4	1.8	9	—	—	—
C1000	0.6	1.0	1	—	—	—
Total from Microturbine Products	$22.6	23.8	377	$15.0	15.1	294

Accessories, Parts, and Service	9.5	—	—	7.1	—	—

Total	$32.1	23.8	377	$22.1	15.1	294

Individually, two customers accounted for 14% and 11% of revenue, respectively, for the nine months ended December 31, 2008, totaling approximately 25% of revenue. For the same period last year, individually, three customers accounted for 16%, 14% and 11% of revenue, respectively, totaling approximately 41% of revenue.  Banking Production Centre (“BPC Energy Systems”) accounted for 14% of revenue for each of the nine months ended December 31, 2008 and 2007, respectively. UTCP accounted for 9% and 16% of revenue for the nine months ended December 31, 2008 and 2007, respectively.

Gross Loss. The gross loss was $2.4 million, or 7% of revenue, for the nine months ended December 31, 2008 compared to $3.3 million, or 15% of revenue, for the same period last year.  The decrease in the gross loss and gross loss percentage reflects a net decrease of $1.3 million as a result of a higher margin product mix, primarily because of increased sales of C60 Series systems, reduced warranty expense of $1.1 million and higher absorption of overhead costs into ending inventory of $2.6 million, offset by increased manufacturing costs of $4.1 million. The remaining $1.1 million in reductions to warranty expense relates to reductions to warranty programs because of product enhancements and technology changes.

Research and Development (“R&D”) Expenses. R&D expenses for the nine months ended December 31, 2008 decreased $0.9 million, or 13%, to $6.0 million from $6.9 million for the same period last year. R&D expenses are reported net of benefits from cost-sharing programs such as the DOE and UTCP funding. There were approximately $6.5 million of such benefits for the nine months ended December 31, 2008 and $1.0 million of such benefits for the same period last year. In-kind services performed by UTCP under the cost-sharing program during the nine months ended December 31, 2008 were valued at $0.5 million and recorded as consulting expense within R&D expenses. No such services were provided during the same period last year. The overall net decrease in R&D expenses of $0.9 million resulted from the increased recognition of $5.2 million of funding from UTCP for the cost-sharing program. This benefit was offset by increased spending for supplies of $1.9 million, consulting of $1.3 million, labor costs of $0.5 million, facility expense of $0.3 million, shared costs of $0.2 million and $0.1 million related to travel expense.  Cost-sharing programs vary from period to period depending on the phases of the programs.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the nine months ended December 31, 2008 increased $3.4 million, or 19%, to $21.7 million from $18.3 million for the same period last year. The net increase in SG&A expenses was comprised of an increase of $2.3 million in labor expense, $1.4 million related to travel expense, $0.3 million of marketing expense and $0.2 million in facility expense, offset by decreased spending for supplies of $0.2 million and shared costs of $0.6 million. The increase in labor and travel costs reflects the continued effort to develop worldwide distributors and the launch of the C200 and C1000 Series products.

Interest Income. Interest income for the nine months ended December 31, 2008 decreased $1.4 million, or 74%, to $0.5 million from $1.9 million for the same period last year. The decrease during the period was attributable to lower average cash balances and lower interest rates over the same period last year.

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

Our cash and cash equivalent balances decreased $18.2 million during the nine months ended December 31, 2008, compared to a decrease of $17.6 million for the same period last year. The cash was generated from or used in:

Operating Activities.  During the nine months ended December 31, 2008, we used $48.9 million in cash in our operating activities, which consisted of a net loss for the period of $29.8 million, and cash used for working capital of $24.0 million offset by non-cash adjustments (primarily depreciation, warranty, stock-based compensation and inventory charges) of $4.9 million. During the same period last year, operating cash usage was $18.6 million, which consisted of a net loss for the period of $26.5 million, offset by non-cash adjustments of $5.4 million and cash generated from working capital of $2.5 million. The increase in working capital cash usage of $26.6 million is primarily attributable to inventory which increased by $22.2 million as a result of the C200 and C1000 commercialization and to support an overall increase in sales and backlog.  Additionally, the timing of shipments and the delivery and payment of inventory purchases with long lead times resulted in an increase in cash usage from inventory in the third quarter. Based on the current estimated inventory delivery schedules, scheduled inventory purchases for the fourth quarter of Fiscal 2009 are currently $12.7 million. However, we are in the process of rescheduling the timing of certain deliveries from suppliers and expect inventory deliveries to decrease during the fourth quarter of Fiscal 2009. As a result, we expect total inventory levels to decrease by the end of Fiscal 2009.  Additionally, the change in working capital is attributable to an increase in net accounts payable and accrued liabilities of $4.9 million resulting primarily from inventory purchases and an increase in accounts receivable of $3.2 million offset by decreased accrued warranty reserve of $1.0 million. Accounts receivable increased as a result of the timing of collections and sales. Additionally, warranty claims spending has decreased because of a continued focus on product quality and the timing of claims.

Investing Activities.  Net cash used in investing activities relates primarily to the acquisition of fixed assets of $5.0 million and $0.5 million for the nine months ended December 31, 2008 and 2007, respectively. Our historical cash usage for investing activities has been relatively low related to capital expenditures. However, in Fiscal 2009 we have increased cash usage for investing activities as a result of investments in production equipment and leasehold improvements related to the C200 and C1000 Series products.

Financing Activities.  During the nine months ended December 31, 2008 and 2007, we generated $35.7 million and $1.5 million, respectively, in cash from financing activities. The funds generated from financing activities in the nine months ended December 31, 2008 were primarily the result of a registered offering of our common stock, which was completed effective September 23, 2008. Pursuant to the offering, we issued a total of 21.5 million shares of common stock and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, resulting in gross proceeds of approximately $32.0 million. We incurred approximately $2.5 million in direct costs in connection with the offering. The exercise of stock options and warrants and employee stock purchases, net of repurchases of shares for employee taxes on vesting of restricted stock units, yielded $6.3 million in cash for the nine months ended December 31, 2008 compared to $1.6 million for the same period last year.

There have been no material changes in our remaining commitments under non-cancelable operating leases and capital leases disclosed in our Annual Report on Form 10-K for Fiscal 2008. As more fully described below, because of the increase in backlog and long lead times for certain materials, as of December 31, 2008, we had firm commitments to purchase inventories of approximately $23.9 million. This represents an $8.5 million increase from the purchase commitment disclosed in our Annual Report on Form 10-K for Fiscal 2008.

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

On February 9, 2009, we entered into two Credit and Security Agreements (the “Agreements”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Agreements provide us with a line of credit (the “Credit Facility”) that will not at any time exceed in the aggregate $10 million. The amount actually available to us may be substantially less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we have granted a security interest in favor of Wells Fargo in all or substantially all of our assets and our subsidiaries.  The Agreements will terminate in accordance with their terms on February 9, 2012, unless terminated sooner.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, its capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of its assets, (f) change its accounting method or (g) enter into a different line of business. Furthermore, the agreements contain financial covenants, including (a) a requirement to maintain a specified minimum book worth, (b) a requirement not to exceed specified levels of losses, (c) a requirement to maintain a specified ratio of minimum cash balances to unreimbursed line of credit advances and (d) limitations on our capital expenditures.

Although we believe we have sufficient capital to fund our working capital and capital expenditures, depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the current backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve dramatically increased sales volume which is dependent on many factors, including:

•                  the market acceptance of our products and services;

•                  our business, product and capital expenditure plans;

•                  capital improvements to new and existing facilities;

•                  our competitors’ response to our products and services;

•                  our relationships with customers, distributors and project resellers; and

•                  our customers’ ability to afford and/or finance our products.

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

Should the Company be unable to execute its plans or obtain additional financing, the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective on November 15, 2008. This standard is not expected to have an impact on the consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), which changes accounting principles for business acquisitions. SFAS No. 141(R) requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 15, 2008. Adoption of this standard has not had an impact on the consolidated financial position or results of operations. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to March 31, 2009 are reflected in the financial statements.

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

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions), amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have adopted SFAS No. 159 with no impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While SFAS No. 157 did not impact the Company’s valuation methods, it expanded disclosures of assets and liabilities that are recorded at fair value. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this standard in Fiscal 2009, and the adoption did not impact on our consolidated financial position or results of operations. On April 1, 2009, we will implement the previously-deferred provisions of SFAS No. 157 for nonfinancial long-lived assets or asset groups measured at fair value for an impairment assessment under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as required. We do not believe that the remaining provisions will have an impact on the Company’s consolidated financial position or results of operations when they are implemented.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering.  The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002.  The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements.  Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92.  On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company.  On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation.  On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company.  On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. A stipulation of partial settlement and release of claims against the issuer defendants and the issuer officers and directors named as defendants was submitted to the District Court for preliminary approval in June 2004.  The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The settlement fairness hearing occurred on April 24, 2006, and the District Court reserved decision at that time. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants.  The District Court directed that the litigation proceed within a number of “focus cases” rather than all of the 310 cases that had been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the District Court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision.  On April 6, 2007, the Second Circuit denied the Plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified.  On June 25, 2007, the District Court entered an order terminating the proposed settlement.  On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification.  On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints.  On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including the Company’s, in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion.  On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class.  The District Court denied the motion with respect to the remaining 18 cases, including the Company’s case.  For those 18 cases, the Plaintiffs must notify the Defendants and the District Court of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class. The deadline for the Plaintiffs to provide this information was January 30, 2009, but the Plaintiffs have asked the District Court for additional time. The Defendants may renew their motion to strike class allegations if the Plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class.  Because of the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Amended Complaint asserts substantially similar claims as those set forth in the initial complaint.  On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss.  Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008.  Plaintiff filed oppositions to both motions on September 8, 2008.  All replies in support of the motions to dismiss were filed on October 23, 2008. Oral argument on the motions to dismiss was held on January 16, 2009. The Judge has stayed discovery pursuant to the Private Securities Litigation Reform Act (PSLRA) until he rules on all motions to dismiss. Because of the inherent uncertainties of this litigation, we cannot accurately predict the ultimate outcome of the matter.

Item 1A.  Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the Year Ended March 31, 2008 were updated in our Quarterly Report on Form 10-Q for the Three Months Ended September 30, 2008 (the “Second Quarter 10-Q”). We refer you to the Second Quarter 10-Q for our updated risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
4.1	Specimen stock certificate (c)
4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (d)
4.3	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC (d)
4.4	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC (e)
4.5	Form of Warrant (f)
4.6	Form of Warrant (g)
10.1	General Release and Separation Agreement with Leigh L. Estus dated December 1, 2008
10.2	Consulting Agreement with Leigh L. Estus dated December 1, 2008
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)                                                  Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)                                                 Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(c)                                                  Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(d)                                                 Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(e)                                                  Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(f)                                                    Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 18, 2008 (File No. 001-15957).

(g)                                                 Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on January 19, 2007 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: February 9, 2009

Exhibit Index

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)

3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)

4.1	Specimen stock certificate (c)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (d)

4.3	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC (d)

4.4	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC (e)

4.5	Form of Warrant (f)

4.6	Form of Warrant (g)

10.1	General Release and Separation Agreement with Leigh L. Estus dated December 1, 2008

10.2	Consulting Agreement with Leigh L. Estus dated December 1, 2008

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

(a)                                 Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)                                Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(c)                                 Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(d)                                Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(e)                                 Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(f)                                   Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 18, 2008 (File No. 001-15957).

(g)                                Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on January 19, 2007 (File No. 001-15957).