Form 10-K
period 2009-03-31
CAPSTONE TURBINE CORP
filed 2009-06-15
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15957

CAPSTONE TURBINE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4180883 (I.R.S. Employer Identification No.)
21211 Nordhoff Street, Chatsworth, California (Address of principal executive offices)	91311 (Zip Code)

(818)-734-5300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Market
Series A Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2008 was approximately $174.3 million.

         As of June 5, 2009, 188,532,363 shares of the registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the registrant's 2009 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10-K

PART I

Item 1.    Business.

Overview

        We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP"), integrated combined heat and power ("ICHP"), and combined cooling, heat and power ("CCHP"), resource recovery and secure power. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. There are several technologies which are used to provide "on-site power generation" (also called "distributed generation") such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors. Our distributors, along with our Authorized Service Companies ("ASCs"), install the microturbines. Service is provided directly by us through our Factory Protection Plan ("FPP") or by our distributors and ASCs. Successful implementation of the microturbine relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

        We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone Turbine Corporation ("Capstone") offers microturbines from 30 kilowatts up to 1 megawatt in electric power output, designed for commercial, industrial, and utility users. Our 30-kilowatt ("C30") microturbine can produce enough electricity to power a small convenience store. The 60 and 65 kilowatt ("C60 Series") microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200-kilowatt ("C200") microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization ("ISO") sized container, Capstone has created a family of microturbine offerings from 600-kilowatts up to one megawatt in a compact footprint. Our 1000-kilowatt ("C1000 Series") microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C60 Series and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. Our C60 Series was certified by the California Air Resources Board ("CARB") to meet its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications.

        We sell complete microturbine units, subassemblies, components and various accessories. We also remanufacture microturbine engines and provide after-market parts and services. Our microturbines are sold primarily through distributors and Original Equipment Manufacturers ("OEMs"). Distributors purchase our products for sale to end users and also provide application engineering and installation support. The distributors are also required to provide a variety of additional services, including engineering the applications in which the microturbines will be used, installation support of the products at the end users' sites, commissioning the installed applications and providing post-commissioning service. Our distributors perform as value-added resellers. OEMs integrate Capstone's products into their own product solutions. Capstone has also established some outside sales representatives who qualify and close customer orders. The order is then booked directly by Capstone.

        To assure proper installation of Capstone microturbine systems, we have instituted a Factory Trained Installer ("FTI") training and certification program. Personnel from our distributors and OEMs, as well as design engineering firms, contractors, and end users attend this FTI training. We offer a Conceptual Approval ("CA") process to assist all customers by reviewing their installation designs to confirm that the technical requirements for proper operation have been met, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow, and turbine exhaust means. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to Capstone technical requirements before we accept any warranty obligations. All this is aimed at providing the end user with a proper installation that will operate as expected for the life of the equipment.

        Capstone has a factory direct service offering for commissioning and post-commissioning service. We have added a comprehensive FPP where Capstone charges a fixed annual fee to perform scheduled maintenance, and in some cases unscheduled maintenance as well. Capstone will then perform the required maintenance directly with its own personnel, or will contract with one of its local ASCs to do so. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers ("ASPs") and must be employed by an ASC in order to perform work pursuant to a Capstone FPP. The majority of our distributors are ASCs. We also have ASCs who do not sell our products, but only offer service for them.

Our Products

        We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our C60 Series microturbine. We began shipping the C60 Integrated CHP solution in 2003 and first shipments of the C65 models occurred during the quarter ended March 31, 2006. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on Capstone's C200 microturbine engine. The C1000 Series product can be configured into 1,000-kW, 800-kW and 600-kW solutions in a single ISO-sized container. Our C1000 Series product beta testing was successfully implemented during Fiscal 2009 and the first commercial shipment was on December 29, 2008. We are still in the early phases of commercializing the C200 and C1000 Series products and, to date, have not been profitable or generated positive cash flow.

        During Fiscal 2009, we booked total orders of $66.0 million for 673 units, or 76.6 megawatts, compared to $44.5 million for 760 units, or 46.4 megawatts, during Fiscal 2008. We shipped 494 units with an aggregate of 34.1 megawatts, generating revenue of $32.4 million compared to 434 units with an aggregate of 22.4 megawatts, generating revenue of $21.7 million during Fiscal 2008. Total backlog as of March 31, 2009 increased $33.6 million, or 120%, to $61.5 million from $27.9 million as of March 31, 2008. As of March 31, 2009, we had 605 units, or 72.0 megawatts, in total backlog compared to 426 units, or 29.5 megawatts, as of March 31, 2008. As of March 31, 2009, 421 units, or 53.5 megawatts, valued at $45.3 million, were current and expected to be shipped within the next twelve months compared to 345 units, or 25.9 megawatts, valued at $24.6 million as of March 31, 2008. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), many of which are not in our control and can affect our revenue and backlog.

        The following table summarizes our backlog:

	Years Ended March 31,
	2009		2008
	Megawatts	Units	Megawatts	Units
Current (Expected delivery within the next twelve months)
C30	5.3	174	3.2	106
C60 Series	10.8	168	12.1	186
C200	9.8	49	10.6	53
C600	1.8	3	—	—
C800	4.8	6	—	—
C1000	21	21	—	—

Total Current Backlog	53.5	421	25.9	345
Long-term (Expected delivery is greater than twelve months)
C30	4.7	158	2.2	74
C60 Series	—	—	—	—
C200	3.0	15	1.4	7
C800	0.8	1	—	—
C1000	10	10	—	—

Total Long-term Backlog	18.5	184	3.6	81

Total Backlog	72.0	605	29.5	426

        Capstone microturbines are compact, lightweight and environmentally friendly generators of electricity and heat, compared to other competing technologies. They operate on the same principle as a jet engine with the added capability of using a variety of commercially available fuels. For example, our microturbines can operate on low British Thermal Unit ("BTU") gas, which is gas with lower energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills or agrodigesters.

        Our microturbines incorporate four major design features:

  •
  advanced combustion technology;

  •
  patented air-bearing technology;

  •
  digital power electronics; and

  •
  remote monitoring.

        Our advanced combustion technology allows Capstone microturbines to achieve low emissions capability with a design that is simple to manufacture. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation. The air-bearing system allows the microturbine's single moving assembly to produce power without the need for typical petroleum-based lubrication.

Air-bearings use a high-pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance, such as oil changes. The electronic controls manage critical functions and monitor operations of the microturbine. For instance, our electronics control the microturbine's speed, temperature and fuel flow and communicate with external networks and building management systems. The power electronics coordinate with the grid when the units are operated in a grid-connect mode and with the on-board battery when equipped for stand-alone mode. All control functions are performed digitally. Performance is optimized, resulting in lower emissions, higher reliability and high efficiency over a variable power range.

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

  •
  multipacked to support larger loads as a "virtual single" unit; and

  •
  dual mode, where the microturbine operates connected to the electric utility grid or operates independently.

        We also offer C60 Series and C200 Integrated CHP systems. These systems combine the standard C60 Series and C200 microturbine unit with a Heat Recovery Module that provides electricity and heats water.

        Our family of products is offered in the following configurations:

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

        Our electronic controls manage the microturbine using Capstone's proprietary software and advanced algorithms. The controls:

  •
  start the turbogenerator and manage its load;

  •
  coordinate the functioning of the microturbine with the grid;

  •
  manage the speed, fuel flow, and exhaust temperature of the microturbine;

  •
  convert the variable frequency, up to a maximum of 1,600 Hertz, and variable voltage power produced by the generator into a usable output of either 50/60 Hertz AC or DC for HEV applications; and

  •
  provide digital communications to externally maintain and control the equipment.

        In addition, our proprietary Capstone Remote Monitoring Software ("CRMS") provides an advantage to end-users by allowing them to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the microturbine allows end-users to remotely and efficiently monitor performance, power generation and time of operation using our CRMS interface software with standard personal computers. This remote capability can provide end-users with power generation flexibility and cost savings. Our Internet-based communication system, the Capstone Service Network ("CSN"), provides continuous remote monitoring and diagnostics to customers who purchase the service. If the CSN detects an out-of-limit condition or alarm, it automatically notifies the responsible ASC for immediate follow-up action.

        The C30 microturbines were initially designed to operate connected to an electric utility grid and to use a high pressure, natural gas fuel source. We have expanded our microturbines' functionality to operate with different fuels. The combustor system remains the same for all fuels, except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone microturbines' multi-fuel capability provides significant competitive advantages with respect to some of our selected vertical markets.

        Our C60 Series grid-connect and stand-alone microturbine power systems are listed by Underwriters Laboratories ("UL") as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements. Our products are manufactured by processes that are ISO 9001:2000 and ISO 14001:2004 certified.

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

        We are the first microturbine manufacturer to achieve UL Class I, Division 2 certification for operation in hazardous-area oil and gas applications. These specially packed systems are applied in oil and gas production areas with potentially explosive environments.

        In June 2009, we successfully completed scheduled testing that confirmed that our C200 and C1000 Series grid-connect and stand-alone microturbine power systems comply with UL 2200 and UL 1741.

Applications

        Worldwide, stationary power generation applications vary from huge central stationary generating facilities, above 1,000 megawatts, down to back-up uses below ten kilowatts. Historically, power generation in most developed countries, such as the United States, has been part of a regulated system. A number of developments related primarily to the deregulation of the industry, as well as significant technology advances, have broadened the range of power supply choices available to customers. With the introduction of the C200 and C1000 Series, our microturbines may be used in a variety of applications generally requiring less than five megawatts. Within the distributed generation markets served, we focus on vertical markets that we have identified as having the greatest near-term potential. In the markets we are focusing on (CHP, CCHP, resource recovery and secure power), we have identified specific targeted vertical market segments.

Cogeneration—CHP/CCHP

        Cogeneration maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage for customers. Cogeneration uses both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 70%, or more. The increased operating efficiency reduces overall green house gas emissions compared with traditional independent sources of utility electricity and local thermal generation and, through displacement of other separate systems, can reduce variable production costs. Our microturbines' emissions of commonly found air pollutants ("criteria pollutants") such as oxides of Nitrogen ("NOx") and volatile organic compounds ("VOCs") are lower than those from the on-site boilers that our CHP system displaces—meaning that local emissions of these pollutants are actually reduced when a Capstone CHP system is installed. This high CHP efficiency also means more efficient use of expensive fuels and can reduce net utility costs for end users. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications. For example, we have used the heat generated by the microturbines to supply hot water solutions for hotels, schools, and swimming pools. When our microturbine exhaust drives an absorption chiller, the chiller produces chilled water for air conditioning and other uses. These systems have also been implemented to supply solutions in grocery stores, office and government buildings and manufacturing facilities.

        There are markets for CHP and CCHP applications worldwide. A study that was done for the US Department of Energy ("DOE") calculated the total potential CHP market in the United States to be over 35.5 gigawatts through 2020. Many governments have encouraged more efficient use of the power generation process to reduce pollution, lower dependence on fossil fuels and control the cost of locally produced goods. To access these markets, we have entered into agreements with distributors, which have engineered CHP packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. Further, we have our own integrated CHP product for the C60 Series and C200 products.

Resource Recovery/Renewable Fuels

        On a worldwide basis, there are thousands of locations where the production of fossil fuels and other extraction and production processes creates fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbine products can use methane gases from landfills and wastewater treatment facilities and can burn these waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity for use at the site or in the surrounding community. Our microturbine products have demonstrated effectiveness in this application and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur. We have sold systems that were installed in the resource recovery market to be used at oil and gas exploration and production sites both onshore and offshore in addition to landfills and wastewater treatment facilities. These gases are considered renewable resources.

Secure Power

        Because of the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Capstone's secure power offerings are the world's only microturbine-powered Uninterruptible Power Source ("UPS") solutions that can offer clean, IT-grade power produced from microturbines, the utility or a combination of both. We offer two microturbine-powered UPS solutions that support prime and dispatched power options. Capstone UPSource microturbine-powered UPS solution provides prime or emergency power solutions. Capstone's Hybrid UPS microturbine-powered solution provides power when dispatched in high efficiency, standard UPS and emergency power solutions. Both secure power products offer eight 9's of reliability (99.999999%) in common N + 1 configurations. Dual mode units operating in a prime power configuration can support a 150% overload for 10 seconds during transient conditions. Dual mode units operating in grid parallel mode can provide customers a back-up power system with an economic return. These systems offer high onsite energy efficiency when combined with a heat exchanger (CHP) to create hot water or with a chiller (CCHP) for air conditioning at these facilities. This configuration, when combined with the Capstone Dual Mode Controller, can transition from the grid parallel mode to prime power mode in less than 10 seconds. This provides end users with a backup system with a short return on investment.

Hybrid Electric Vehicles

        Our technology is also used in hybrid electric vehicle applications. Our customers have applied our products in hybrid electric vehicles such as buses and trolleys. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of these microturbine hybrids include fuel economy gains, quieter operation, reduced emissions and high reliability compared with traditional combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements that reduce emissions to levels specified by the EPA and CARB 2007 and the upcoming 2010 standards. Many manufacturers are incorporating exhaust treatment that increases upfront equipment costs, life cycle costs and may reduce overall engine efficiency.

Sales, Marketing and Distribution

        We sell our microturbines worldwide. With the introduction of the C200 and C1000 Series products, we anticipate that our microturbines will be used in applications requiring up to five megawatts.

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

North America

        We have distribution agreements with a number of companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been CHP, CCHP, resource recovery, Oil & Gas and hybrid vehicles.

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

        In February 2009, we introduced our factory rental program primarily to target the Oil & Gas and telecommunication sectors that frequently deploy temporary power solutions while they build out permanent infrastructure.

Asia

        Our sales and marketing strategy in Asia has been to develop and strengthen distributor relationships throughout Asia.

        Our market focus in Asia is CHP, CCHP and Oil & Gas applications. Our historical sales in Southeast Asia have primarily been in the Oil & Gas market. Other areas in Asia and the Pacific Rim offer attractive opportunities as well. South Korea and China are areas where resource recovery applications and CHP and CCHP solutions are expected to experience market growth.

Europe and Russia

        To address the European market, including Russia, we are strengthening our relationships with existing distributors and have increased Capstone local sales and service support. We have an office in Europe for the purpose of working with our distributors there on a daily basis to realize growth opportunities. We have established a spare parts distribution center in Europe to make parts readily available to our distributors. Resource recovery applications have been growing in Europe based on attractive incentives established in several countries. Further, Europe has a history of extensive use of distributed generation technologies.

Revenue

        For geographic and segment revenue information, please see Note 2—Summary of Significant Accounting Policies—Segment Reporting in the "Notes to Consolidated Financial Statements."

Customers

        One customer accounted for 13% of revenue for the year ended March 31, 2009. Sales to Banking Production Centre ("BPC"), our Russian distributor, accounted for 13%, 18% and 16% of our revenue for the years ended March 31, 2009, 2008 and 2007, respectively. Sales to UTC Power Corporation ("UTCP"), an affiliate of United Technologies Corporation ("UTC") and historically one of our largest customers, accounted for 7%, 13% and 12% of our revenue for the years ended March 31, 2009, 2008 and 2007, respectively. As of March 31, 2009, BPC represented 29% and UTCP represented 2% of net accounts receivable, respectively.

Competition

        The market for our products is highly competitive. Our microturbines compete with existing technologies such as reciprocating engines and may also compete with emerging distributed generation technologies, including solar power, wind-powered systems, fuel cells and other microturbines. Many companies who could be our customers today rely on the utility grid for their electrical power. As many of our distributed generation competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence and greater resources, which they can devote to product development or promotion.

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

        Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine is also known as an internal combustion engine similar to those used in automotive applications. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise and maintenance. These technologies, which typically have a lower up-front cost than microturbines, are currently produced by, among others, Caterpillar Inc., Cummins Inc., Dresser Waukesha, a business unit of Dresser, Inc., GE Energy Jenbacher gas engines, Deutz Corporation and Kohler Power Systems, a division of Kohler Co.

        Our microturbines may also compete with other distributed generation technologies, including solar power, wind-powered systems and fuel cells. Solar-powered and wind-powered systems produce no emissions. The main drawbacks to solar-powered and wind-powered systems are their dependence on weather conditions, the utility grid and high capital costs that make these systems uneconomical without government subsidies. Although the market for fuel cells is still developing, a number of companies are focused on markets similar to ours, including FuelCell Energy Inc., UTCP, Plug Power Inc. and Ballard Power Systems Inc. Fuel cells have lower levels of NOx and other criteria pollutant emissions than our microturbines. Fuel cells, like wind-powered systems and solar power systems have received higher levels of incentives for the same applications as microturbines. We believe absent these high government-supported incentives, microturbines provide a better value to end users in most applications. However, over the medium-to-long term, fuel cell technologies that compete more directly with our products may be introduced.

        We also compete with several companies who have microturbine products, some of which have significantly greater resources and brand recognition than us, including Ingersoll-Rand Company Limited, Calnetix Inc., Turbec S.p.A. and Toyota Turbine and Systems Inc.

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

        In February 2009, the President of the United States signed into law the American Recovery and Reinvestment Act of 2009 and while it is difficult to predict with any certainty, we are encouraged by discussions of a U.S. government economic stimulus plan and believe that certain of our customers could benefit from any eventual stimulus spending. The United States stimulus plan includes The American Clean Energy and Security Act of 2009 (ACES) which is expected to raise the CHP tax credit from 10% to 30%, providing an estimated $100 million for "shovel ready" CHP projects and is pending approval of the United States Senate. However, at this time, we believe that any significant stimulus impact on our customers and their capital equipment purchase plans would not be evident until at least the second half of calendar 2009.

        Government funding can impact the rate of development of new technologies. While we continue to receive development funding, committed amounts remaining are relatively low. See "Research and Development." Competing new technologies generally receive larger incentives and development funding than do microturbines.

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

        Our strategy of outsourcing the manufacturing and assembly of our nonproprietary product components allows for more attractive pricing, quick ramp-up and the use of just-in-time inventory management techniques. While the current variability in our demand volumes and resulting imprecise demand forecasting affect our ability to leverage these capabilities, we believe that we can realize economies of scale related to our product manufacturing costs as unit volume increases. We assemble and test units as well as manufacture air-bearings and certain combustion system components at our facility in Chatsworth, California. Additionally, we manufacture recuperator cores at our facility in Van Nuys, California. We have primary and secondary sources for other critical components and have evaluated our core competencies and identified additional outsourcing opportunities which we are now actively pursuing. We monitor parts subject to a single or a limited source supply to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

        We believe our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, we believe we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding, if available.

        Solar Turbines Incorporated, a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar's technology, which allows us to manufacture cores ourselves. In June 2001, we started to manufacture recuperator cores. Recuperator cores using the Solar technology, which we make and sell, are subject to a per-unit royalty fee. As of March 31, 2009, cumulative royalties of $0.2 million have been paid under the terms of the licensing agreement with Solar.

Research and Development ("R&D")

        For fiscal years ended March 31, 2009, 2008 and 2007, R&D expense was $8.1 million, $8.9 million, and $9.4 million and was 19%, 28% and 45% of total revenue, respectively. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE funding and the Development and License Agreement ("Development Agreement") with UTCP. Benefits from cost-sharing programs were $8.1 million, $3.0 million, and $1.7 million for the years ended March 31, 2009, 2008 and 2007 respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

        The CARB established extremely high industry standards for distributed generation by requiring emissions levels comparable to the Best Available Control Technology for large state-of-the-art central utility power plants. In March 2009, Capstone's 30-kilowatt microturbines became even "greener" with the successful demonstration of our ultra low emissions product complying with EPA and CARB 2010 emissions requirements which reduced previous requirements for NOx by 86%, carbon monoxide (CO) by 98%, and volatile organic compounds (VOCs) by 98%. Test results showed that the microturbine removed concentrations of unburned hydrocarbons (HC) in the ambient air. The ultra low emissions performance was attained without sacrificing Capstone's signature low maintenance costs by combining ultra low emission lean premix combustion technology with a catalyst that requires no scheduled maintenance for the life of the system. This is in contrast to exhaust cleanup systems used by traditional reciprocating engine driven generation equipment that use chemicals such as ammonia or urea and need frequent adjustments to maintain proper function and air quality. Certification to this standard allows generators to be installed in most of the major air quality management districts in California without regular on-site emissions testing. To date, only microturbines and fuel cells have been certified to this new standard. Installing six 65-kilowatt microturbines operating 24 hours a day reduces NOx emissions approximately five tons per year which equates to the environmental impact of taking 258 cars off the road, based on EPA emissions and efficiency data for the average U.S. power plant and average passenger vehicle. Capstone enhanced its C60 Series microturbine to meet the CARB 2007 standard with co-funding from the DOE.

        Capstone microturbines are the first power generation technology to receive CARB 2008 Waste Gas Emissions certification for operation on landfill and digester gas. Capstone microturbines are capable of burning waste gases with methane contents as low as 30% which can be challenging for competing combustion technologies. We achieve CARB waste gas emissions requirements with our low premix combustion technology inherent to the microturbine which requires no exhaust after treatment. Certification to the new waste fuel emissions standard makes approved technologies such as the Capstone landfill and digester microturbines much easier to locate in California—often avoiding the need for local air permitting. Producing energy using gas from these applications avoids the need to use non-renewable resources such as coal, oil, or natural gas to produce the same amount of energy. A study performed by the EPA Landfill Methane Outreach Program (LMOP) has identified over 570 candidate sites in the United States alone with potential capacity for 1,370 megawatt and approximately 16 million metric tons of carbon equivalent (MMTCE) potential emissions reductions. Methane gas has 23 times the global warming potential of an equal mass of carbon dioxide. These environmental impacts equate to planting nearly 20 million acres of forest, preventing the use of nearly 170 million barrels of oil, or removing 14 million vehicles from our roads, based on EPA emissions and efficiency data for the average U.S. power plant and average passenger vehicle.

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

        Our more recent significant R&D activity has been the C200 microturbine—a 200-kilowatt, higher electrical efficiency product. Capstone worked with the DOE on its "Advanced MicroTurbine System" program and received funding for some of the early C200 development efforts. C200 beta testing has demonstrated performance to design objectives making the C200 the highest electrical efficiency turbine less than 4.5 megawatts. The C200 includes the same low emissions, certification options, and flexible configuration features incorporated on our existing C30 and C60 Series products. Capstone signed an agreement with UTCP to provide cash and in-kind services to complete development and commercially launch the C200 product in September 2007. Our C200 beta testing was successfully implemented during Fiscal 2005 and the first commercial shipment was on August 28, 2008.

        Our C1000 Series product was developed based on Capstone's C200 microturbine product line. This product family can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO container. Benefits of the C1000 Series product include low greenhouse-gas emissions, patented air-bearing microturbine technology, easy to install and commission with a single fuel and electrical connection, minimal scheduled maintenance and downtime, low noise and vibration, and one of the industry's smallest modular footprints. Additional features include Capstone's remote monitoring and diagnostic capabilities and integrated utility synchronization and protection. Our C1000 product beta testing was successfully implemented during Fiscal 2009 and the first commercial shipment was on December 29, 2008.

        In June 2009, we successfully completed scheduled testing that confirmed that our C200 and C1000 Series grid-connect and stand-alone microturbine power systems comply with UL 2200 and UL 1741.

        R&D activities have historically also focused on development of related products and applications, including gas compressors that enhance the microturbines' multi-fuel capability and integration with energy storage devices like battery packs for stand-alone applications. Current and future development activities will be in support of our focused target markets.

        Capstone has a microturbine concept in the early stages of development, which is targeted at the needs of the Class 8 truck market (trucks or tractor-trailers with a manufacturer's listed gross vehicle weight of 33,000 pounds or more). This Inter Cooled and Recuperated ("ICR") microturbine is targeted to achieve 45% shaft efficiency while meeting 2010 EPA requirements for heavy duty diesel engines. In March 2009, we successfully demonstrated that our ICR microturbine produces emission levels that comply with the EPA and CARB 2010 requirements for heavy duty diesel engines and hybrid electric buses. Sales of heavy duty trucks and busses represent a major market opportunity, and therefore these applications have the potential to become a focused area for development if we can achieve the required performance and price levels.

Protecting our Intellectual Property Rights and Patents

        We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 96 U.S. and 30 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2024.

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

        As of March 31, 2009, we employed 212 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

Available Information

        This annual report on Form 10-K ("Annual Report"), as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company's Internet website (http://www.capstoneturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

Item 1A.    Risk Factors.

        This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") pertaining to, among other things, our future results of operations, profits and losses, R&D activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local regulations, general business, industry and economic conditions applicable to us, the reliability of our products and their need for maintenance, our ability to be cost-competitive and to outperform competition, customer satisfaction, the value of using our products, our ability to achieve economies of scale, market advantage, return on investment and functionality of our products. These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations, except as may be required by law.

        The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks actually occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report, our quarterly reports on Form 10-Q and other documents filed by us from time to time.

Our operating history is characterized by net losses. We anticipate further losses and we may never become profitable.

        Since inception, we have incurred annual operating losses. We expect this trend to continue until such time that we can sell a sufficient number of units and achieve a cost structure to become profitable. Our business is such that we have relatively few customers and limited repeat business. As a result, we may not maintain or increase revenue. We may not have adequate cash resources to reach the point of profitability, and we may never become profitable. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

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

        On May 3, 2009, we received from Wells Fargo Bank, National Association ("Wells Fargo") a waiver of our noncompliance with two financial covenants as of March 31, 2009 in the credit facility agreements regarding our monthly book net worth and quarterly net income. If we had not received the waiver or if we fail to comply with the financial covenants contained in the credit facility agreements in the future, we would not be able to draw additional funds under the line of credit. In addition, we have pledged our accounts receivables, inventories, equipment, patents or other assets as collateral for our credit facility with Wells Fargo, which would be subject to seizure by our creditors if we were in default under our agreement and unable to repay the indebtedness. We must comply with the financial and other covenants contained in the credit facility agreements that could limit our flexibility in conducting our business and put us at a disadvantage compared to our competitors, and we are required to use our available cash to pay debt service. On June 9, 2009, we amended the credit facility agreements to revise the financial covenants regarding our monthly book net worth and quarterly and annual net income.

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.

        Should we be unable to execute our plans to build sales and margins while controlling costs and obtain additional financing, we may be unable to continue as a going concern. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially. Our available cash, including net proceeds of $11.2 million from our May 2009 registered direct placement, and proceeds from future financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. As a result, this would affect our ability to continue as a going concern. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue as a going concern, you could lose all or part of your investments in our securities.

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

        The continued credit crisis could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the recession in economic activity.

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

        Our competitors include several well-known companies with histories of providing power solutions. They have substantially greater resources than we have and have established worldwide presence. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or they may lobby for governmental regulations and policies to create competitive advantages vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development and quality, as well as attention to product performance, our product prices, our conformance to industry standards, manufacturing capability and sales and marketing. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have business relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

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

        Our sales and marketing efforts may not achieve intended results and therefore may not generate the revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on selected vertical markets. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near term plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

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

        Also, as we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and global economic or political instability. In that regard, BPC, which accounted for approximately 29% of our net accounts receivable as of March 31, 2009 and approximately 13% of our revenue for Fiscal 2009, is a privately owned company located in Russia, and we are, therefore, particularly susceptible to risks associated with doing business in that country.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Although we believe that we currently have adequate internal controls procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective or that future material changes to our internal controls will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock or warrants.

We may not be able to retain or develop relationships with OEMs or distributors in our targeted markets, in which case our sales would not increase as expected.

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

A significant customer may not achieve its forecasted sales growth. Also, we may incur expenses greater than we anticipate related to the sub-contactor service agreement we have with this customer, thereby adversely affecting our revenue levels and cash flow.

        Sales to UTCP, an affiliate of United Technologies Corporation, accounted for approximately 7% and 13% of our revenue for the fiscal years ended March 31, 2009 and 2008, respectively. Our OEM agreement with UTCP permits UTCP to package the Capstone microturbine products with chillers and heat exchange equipment manufactured by UTCP and to sell and service the integrated CCHP units. UTCP's performance as it relates to engineering, installation and provision of after-market service could have a significant impact on our reputation and products. Our near-term sales and cash flow could be adversely affected if UTCP does not achieve its forecasted sales growth. In addition, we entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers. If we have to perform more warranty repairs than expected pursuant to this service agreement, our near-term and long-term cash flow and results of operations would suffer.

Loss of a significant customer could have a material adverse effect on our results of operations.

        BPC and UTCP accounted for approximately 13% and 7% of our revenue, respectively, for the fiscal year ended March 31, 2009; and 29% and 2% of our net accounts receivable, respectively, as of March 31, 2009. Loss of these or any other significant customers could adversely affect our results of operations.

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

        As a result of our corporate strategies, we have identified opportunities to outsource to third-party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality or increase operating efficiency. These actions may not yield the expected results, and outsourcing may result in production delays or lower quality products. Transitioning to outsourcing may cause certain of our affected employees to leave before the outsourcing is complete. This could result in a lack of the experienced in-house talent necessary to successfully implement the outsourcing. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of manufacturing assets related to the outsourced functions or other unanticipated charges, which could have a material adverse effect on our operating results.

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

        We may face litigation relating to intellectual property matters, labor matters, product liability, or other matters. We are subject to stockholder lawsuits alleging violations of securities laws in connection with our June 2000 initial public offering and November 2000 secondary offering described under "Legal Proceedings" in this Annual Report. An adverse judgment could negatively impact our financial position and results of operations, the trading price of our common stock and our ability to obtain future financing on favorable terms or at all. Any litigation could be costly, divert management attention or result in increased costs of doing business.

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

  •
  market sentiment toward alternative energy stocks in general or toward Capstone;

  •
  changes in financial estimates or recommendations by securities analysts;

  •
  conditions or trends in our industry or the overall economy;

  •
  loss of one or more of our significant customers;

  •
  errors, omissions or failures by third parties in meeting commitments to us;

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

  •
  the inability to obtain necessary components on time and at a reasonable cost;

  •
  litigation or disputes with customers or business partners;

  •
  capital commitments;

  •
  additions or departures of key personnel;

  •
  sales or purchases of our common stock;

  •
  the trading volume of our common stock;

  •
  developments relating to litigation or governmental investigations; and

  •
  decreases in oil, natural gas and electricity prices.

        In addition, the stock market in general, and the Nasdaq Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. The market prices of securities of technology companies and companies servicing the technology industries have been particularly volatile. These broad market and industry factors may cause a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. We are currently subject to litigation relating to our initial public offering and a subsequent common stock offering as described under "Legal Proceedings" in this Annual Report. This type of litigation, regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management's attention and resources, which could materially harm our financial condition, results of operations and cash flow.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of leased office space, warehouse space and assembly and test space located at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in May 2010. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in nearby Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in November 2010.

        We also lease approximately 47,500 square feet of space in Brooklyn, New York pursuant to a lease agreement which expires in October 2010 to accommodate offices, warehousing and manufacturing and light component assembly work. In January 2008, we had reduced the occupancy by 22,392 square feet of space in this office.

        We lease approximately 3,083 square feet of space in Elmwood Park, New Jersey pursuant to a lease agreement which expires in August 2010 to accommodate offices and warehousing.

        We believe our facilities are adequate for our current needs.

Item 3.    Legal Proceedings.

        In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its then officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in our June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004 a stipulation of partial settlement and release of claims against the issuer and individual defendants was submitted to the District Court. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of "focus cases" and on October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court's class certification decision. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on

September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement "fairness" hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against the Company and its individual defendants will be dismissed with prejudice. Because of the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain, and we believe that the outcome of this litigation will not have a material adverse impact on the consolidated financial position and results of operations.

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds' claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' shareholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. Simmonds' opening brief in the appeal is due on July 27, 2009, with the Company and the underwriters' responses due on August 25, 2009. Simmonds may file a reply brief on September 8, 2009. We believe that the outcome of this litigation will not have a material adverse impact on the consolidated financial position and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We did not submit any matters to a vote of our stockholders during the fourth quarter of the year ended March 31, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        Our common stock is publicly traded on the Nasdaq Global Market under the symbol "CPST". The following table sets forth the low and high sales prices for each period indicated.

	High	Low
Year Ended March 31, 2008:
First Quarter	$1.28	$0.86
Second Quarter	$1.48	$0.91
Third Quarter	$1.83	$1.02
Fourth Quarter	$2.28	$1.20
Year Ended March 31, 2009:
First Quarter	$4.42	$2.14
Second Quarter	$4.15	$1.12
Third Quarter	$1.67	$0.61
Fourth Quarter	$1.10	$0.39

        As of June 5, 2009, the last reported sale price of our common stock on the Nasdaq Global Market was $0.70 per share.

Stockholders

        As of June 5, 2009 there were 929 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

Dividend Policy

        We currently intend to retain any earnings for use in our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. We have never declared or paid any cash dividends on our capital stock. In the future, the decision to pay any cash dividends will depend upon our results of operations, financial condition, cash flow and capital expenditure plans, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant and approval from Wells Fargo.

Item 6.    Selected Financial Data.

        The selected financial data shown below have been derived from the audited financial statements of Capstone. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report.

        Amounts in thousands, except per share data.

	Year Ended March 31,
	2009	2008	2007	2006	2005
Statement of Operations:
Revenue	$43,949	$31,305	$21,018	$24,103	$16,968
Cost of goods sold	49,277	35,105	26,045	34,563	25,545

Gross loss	(5,328)	(3,800)	(5,027)	(10,460)	(8,577)
Operating costs and expenses:
Research and development	8,125	8,906	9,374	11,019	11,761
Selling, general and administrative	28,628	25,622	24,615	27,741	20,782
Loss from operations	(42,081)	(38,328)	(39,016)	(49,220)	(41,120)
Net loss	$(41,717)	$(36,113)	$(36,728)	$(47,073)	$(39,449)
Net loss per share of common stock—basic and diluted	$(0.25)	$(0.25)	$(0.32)	$(0.50)	$(0.47)

	As of March 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$19,519	$42,605	$60,322	$58,051	$63,593
Working capital	34,741	44,934	72,103	60,099	61,562
Total assets	72,329	74,046	97,003	89,717	95,190
Revolving credit facility	3,654	—	—	—	—
Capital lease/note payable obligations	41	18	46	66	83
Long-term liabilities	288	463	561	626	1,002
Stockholders' equity	$50,470	$53,053	$81,785	$71,628	$76,678

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in this Annual Report. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report.

Overview

        Capstone is, and has been, the market leader in microturbines based on the number of microturbines sold. However, the adoption rate for our products has been slower than originally anticipated. We believe that the following key factors contributed to this result: inadequate technology robustness and solution-specific engineering, installation, commissioning and service work; market approach; new technology adoption barriers; and Capstone's R&D-focused culture and constrained capital spending as a result of general economic conditions. The performance of our early-generation microturbines was inconsistent. While some units performed as expected, others did not. These performance inconsistencies have been identified as coming from the product itself and from inappropriate application and inadequate installation and service work. Contributing to these challenges, our historical market approach was to emphasize sales volume primarily rather than sales with higher contribution margins. This historical focus on volume introduced high variability in the configurations sold, types of applications, system installations and customer requirements. In addition, new technologies traditionally encounter adoption barriers. An important means to overcome adoption barriers is to fully meet customers' needs and develop groups of customers who provide good references for potential new customers in their specific markets. Capstone's widespread approach to marketing did not focus on any given market. While these types of challenges are not unusual for new companies, we believe Capstone's historically R&D-focused business structure and culture prohibited us from adequately addressing necessary changes.

        Our Chief Executive Officer, Executive Vice President of Sales & Marketing and Senior Vice President of Customer Service have an approximate combined experience of sixty years in distributed generation and co-generation. This team has successfully sold competing products including GE Energy Jenbacher gas engines, and Caterpillar Inc., Deutz Corporation, Waukesha and other microturbines.

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

    During Fiscal 2009, we booked orders for 76.6 megawatts and shipped 34.1 megawatts of products, resulting in 72.0 megawatts in backlog at the end of the fiscal year. Our actual product shipments in Fiscal 2009 were: 36% for use in CHP applications, 7% for use in CCHP applications, 40% for use in resource recovery applications and 17% for use in other applications (including secure power).

  2)
  Sales and Distribution Channel—We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 26 distributors and OEMs. Internationally, outside of North America, we currently have 32 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

  3)
  Service—We serve our customers directly and through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2009, we continued to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service. Service revenue in Fiscal 2009 was approximately 7% of total revenue.

  4)
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

  5)
  New Product Development—Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C60 Series, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005 and first commercial shipment was on August 28, 2008. Our C1000 Series product was developed based on Capstone's C200 microturbine product line. This product family can be configured into 1,000-kW, 800-kW and 600-kW solutions in a single ISO-sized container. Our C1000 product beta testing was successfully implemented during Fiscal 2009 and the first commercial shipment was on December 29, 2008.

  6)
  Cost and Core Competencies—We are making progress towards achieving overall cost improvements through design changes, automation, parts commonality across multiple product lines, and by outsourcing areas not consistent with our core competencies. In conjunction with these changes, we launched a strategic supply chain initiative to develop suppliers on a global basis. The Company continues to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress diversifying our suppliers in the international "marketplace" as well as within the United States. We expect to leverage our costs as product volumes increase.

        We believe that effective execution in each of these key areas will be necessary to leverage Capstone's promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted contribution margins, our financial model indicates that we will achieve positive cash flow when we ship approximately 200 units in a quarter, depending on product mix.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to long-lived assets, including intangible assets and fixed assets, bad debts and sales allowances, inventories, warranty obligations, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

  •
  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the carrying value of long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted estimated future cash flows of the assets using a rate that approximates our weighted-average cost of capital. Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable.

    The estimation of future cash flows requires significant estimates of factors that include future sales growth, gross margin performance and reductions in operating expenses. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of our asset groups may prove to be unrecoverable and we may incur impairment charges in the future. The Company performed an analysis during Fiscal 2009 and determined that the estimated fair value of the long-lived assets exceeded the carrying value of the assets and no write-down was necessary.

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

  •
  We provide for the estimated cost of warranties at the time revenue from sales is recognized. We also accrue the estimated costs to address reliability repairs on products no longer under warranty when, in our judgment, and in accordance with a specific plan developed by us, it is prudent to provide such repairs. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts, labor and shipping to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. As we have more units commissioned and longer periods of actual performance, additional data becomes available to assess expected warranty costs. When we have sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required and could be material to our financial condition, results of operations and cash flow.

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

  •
  We have a history of unprofitable operations. These losses generated significant federal and state net operating loss ("NOL") carryforwards. SFAS No. 109, "Accounting for Income Taxes" requires that we record a valuation allowance against the net deferred income tax assets associated with these NOLs if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Because of the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, a valuation allowance has been provided against all of our net deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred income tax asset at that time. Such adjustment would increase income in the period that the determination was made. On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109". FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Because of our significant historical losses, we have not been subject to federal or state income taxes and thus any FIN 48 liabilities identified currently reduce deferred tax assets.

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

  •
  SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") requires that we recognize stock-based compensation expense associated with stock options in the statement of operations, rather than disclose it in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

  •
  Expected volatility—The estimated stock price volatility was derived based upon the Company's actual historic stock prices over the expected option life, which represents the Company's best estimate of expected volatility.

  •
  Expected option life—For Fiscal 2008 and 2007, the Company's estimate of an expected option life was calculated in accordance with the Staff Accounting Bulletin No. 107 simplified method for calculating the expected term assumption. In Fiscal 2009, the expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding.

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

Results of Operations

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

        Revenue.    Revenue is reported net of sales returns and allowances. Revenue for the year ended March 31, 2009 increased $12.6 million, or 40%, to $43.9 million from $31.3 million for the year ended March 31, 2008.

        Revenue from microturbine product shipments increased $10.7 million, or 49%, to $32.4 million for 494 units during Fiscal 2009 from $21.7 million for 434 units during Fiscal 2008. Shipments of microturbine units were 34.1 megawatts during Fiscal 2009 compared to 22.5 megawatts during Fiscal 2008. Revenue from C30 product shipments decreased $2.4 million, or 38%, to $4.0 million for 104 units during Fiscal 2009 from $6.4 million for 165 units during Fiscal 2008. Shipments of C30 product were 3.1 megawatts during Fiscal 2009 compared to 5.0 megawatts during Fiscal 2008. Revenue from C60 Series product shipments increased $8.5 million, or 56%, to $23.8 million for 375 units during Fiscal 2009 from $15.3 million for 269 units during Fiscal 2008. Shipments of C60 Series products were 24.4 megawatts during Fiscal 2009 compared to 17.5 megawatts during Fiscal 2008. Revenue from C200 product shipments was $1.4 million for 9 units, or 1.8 megawatts, during Fiscal 2009. There were no C200 product shipments in the same period last year. Revenue from C600 product shipments was $1.0 million for two units, or 1.2 megawatts, during Fiscal 2009. There were no C600 product shipments in the same period last year. Revenue from C800 product shipments was $1.1 million for two units, or 1.6 megawatts, during Fiscal 2009. There were no C800 product shipments in the same period last year. Revenue from C1000 product shipments was $1.1 million for two units, or 2.0 megawatts, during Fiscal 2009. There were no C1000 product shipments in the same period last year. Revenue from accessories, parts and service during Fiscal 2009 increased $1.9 million to $11.5 million from $9.6 million during Fiscal 2008.

        The overall revenue increase for the year ended March 31, 2009 compared to the previous year included a $9.0 million increase in revenue from the North American market, a $4.6 million increase in revenue from the Asian market, a $1.4 million increase in revenue from the European market, all primarily the result of efforts to improve distribution channels. South American market revenue for the year ended March 31, 2009 was $2.4 million lower than the previous year because the year ended March 31, 2008 included an unusually large product sale for this historically small revenue market. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

        The following table summarizes our revenue (revenue amounts in millions):

	Years Ended March 31,
	2009			2008
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$4.0	3.1	104	$6.4	5.0	165
C60 Series	23.8	24.4	375	15.3	17.5	269
C200	1.4	1.8	9	—	—	—
C600	1.0	1.2	2	—	—	—
C800	1.1	1.6	2	—	—	—
C1000 Series	1.1	2.0	2	—	—	—

Total from Microturbine Products	$32.4	34.1	494	$21.7	22.5	434
Accessories, Parts and Service	11.5	—	—	9.6	—	—

Total	$43.9	34.1	494	$31.3	22.5	434

        One customer accounted for 13% of revenue for the year ended March 31, 2009. For the year ended March 31, 2008, two customers accounted for 18% and 13% of revenue, respectively. Sales to BPC accounted for 13% and 18% of revenues for the year ended March 31, 2009 and 2008, respectively. Sales to UTC accounted for 7% and 13% of revenue for year ended March 31, 2009 and 2008, respectively.

        Gross Loss.    Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $5.3 million, or 12% of revenue, for the year ended March 31, 2009 compared to $3.8 million, or 12% of revenue, for the year ended March 31, 2008. The increase in gross loss reflects increased manufacturing costs of $2.9 million because of the product launch of the C200 and C1000 Series systems offset by an improvement of $0.1 million as a result of a higher margin product mix, primarily because of increased sales of C60 Series systems and reduced warranty expense of $1.3 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs. Warranty program estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available. Warranty expense for unit shipments increased slightly as a result of higher shipment volumes and the product launch of the C200 and C1000 Series systems offset by a decrease in the estimated cost of repair. In addition, the warranty expense increase was offset by a $1.3 million reduction in warranty programs because of units subsequently covered by factory protection plans, units decommissioned and our expectation that units will fall outside of the estimated warranty failure period.

        We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. We have taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

        Research and Development Expenses.    R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the year ended March 31, 2009 decreased $0.8 million, or 9%, to $8.1 million from $8.9 million for the year ended March 31, 2008. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE and the UTCP funding. There were approximately $8.1 million of such benefits for the year ended March 31, 2009 and $3.0 million of such benefits for the year ended March 31, 2008. In-kind services performed by UTCP under the cost-sharing program for each of the years ended March 31, 2009 and 2008 were valued at $0.2 million and recorded as consulting expense. The overall decrease in R&D expenses of $0.8 million resulted from the increased recognition of $5.1 million of funding from UTCP for the cost-sharing program. This benefit was offset by increased spending for supplies of $2.3 million, labor costs of $1.4 million, consulting fees of $0.4 million and facilities expense of $0.2 million. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect to enter into at least one cost sharing program in Fiscal 2010. If we do not enter into the cost sharing programs as expected, we will not incur some of the planned costs and, as a result, would expect our spending in Fiscal 2010 to be lower to that in Fiscal 2009.

        Selling, General and Administrative ("SG&A") Expenses.    SG&A expenses increased $3.0 million, or 12%, to $28.6 million for the year ended March 31, 2009 from $25.6 million for the year ended March 31, 2008. The net increase in SG&A expenses was comprised of an increase of $1.9 million in labor expense, $1.6 million related to travel expense, $0.3 million of marketing expense and $0.1 million in professional services expense, including accounting, legal and insurance expense, offset by a decrease for a change in estimate of legal accruals of $0.4 million, supplies of $0.3 million and consulting expense of $0.2 million. The increase in labor and travel costs reflects the continued effort to develop worldwide distributors and the launch of the C200 and C1000 Series systems. We expect SG&A costs in Fiscal 2010 to be slightly lower than in Fiscal 2009.

        Interest Income.    Interest income for the year ended March 31, 2009 decreased $1.7 million, or 77%, to $0.5 million from $2.2 million for the year ended March 31, 2008. The decrease during Fiscal 2009 was attributable to lower average cash balances and interest rates during the year ended March 31, 2009. We expect interest income to decline for the year ending March 31, 2010 as we continue to use cash to support our operations.

        Interest Expense.    Interest expense for the year ended March 31, 2009 increased $62,000, or 886%, to $69,000 from $7,000 for the year ended March 31, 2008. Interest expense related to the Credit Facility accounted for the increase in interest expense in Fiscal 2009. On February 9, 2009, we entered into two Credit and Security Agreements (the "Agreements") with Wells Fargo. The Agreements provide us with a line of credit (the "Credit Facility") of up to $10 million in the aggregate. As of March 31, 2009, we had total debt of $3.7 million outstanding under our revolving Credit Facility.

        Income Tax Provision.    At March 31, 2009, we had federal and state net operating loss carryforwards of approximately $508.6 million and $341.8 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $210.6 million at March 31, 2009 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2008, the net deferred tax asset was fully reserved.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

        Revenue.    Revenue for the year ended March 31, 2008 increased $10.3 million, or 49%, to $31.3 million from $21.0 million for the year ended March 31, 2007. Revenue from microturbine product shipments increased $6.6 million, or 44%, to $21.7 million for 434 units during Fiscal 2008 from $15.1 million for 277 units during Fiscal 2007. Shipments of microturbine units were 22.4 megawatts during Fiscal 2008 compared with 15.6 megawatts during Fiscal 2007. Revenue from C30 product shipments increased $4.1 million, or 178% to $6.4 million for 165 units during Fiscal 2008 from $2.3 million for 56 units during Fiscal 2007. Shipments of C30 product were 5.0 megawatts during Fiscal 2008 compared with 1.7 megawatts during Fiscal 2007. Revenue from C60 Series product shipments increased $2.5 million, or 20% to $15.3 million for 269 units during Fiscal 2008 from $12.8 million for 221 units during Fiscal 2007. Shipments of C60 Series products were 17.5 megawatts during Fiscal 2008 compared with 13.9 megawatts during Fiscal 2007. Revenue from accessories, parts and service during Fiscal 2008 increased $3.7 million to $9.6 million from $5.9 million during Fiscal 2007. Included in the overall revenue increase was a $1.8 million increase in revenue from the North American market, a $5.0 million increase in revenue from the European market, a $1.3 million increase in revenue from the Asian market, and a $2.2 million increase in revenue from the South American market primarily the result of the benefits of efforts to improve customer relationships.

        The following table summarizes our revenue (revenue amounts in millions):

	Years Ended March 31,
	2008			2007
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$6.4	5.0	165	$2.3	1.7	56
C60 Series	15.3	17.5	269	12.8	13.9	221

Total from Microturbine Products	$21.7	22.5	434	$15.1	15.6	277
Accessories, Parts, and Service	9.6	—	—	5.9	—	—

Total	$31.3	22.5	434	$21.0	15.6	277

        Two customers accounted for 18% and 13% of revenue, respectively, for the year ended March 31, 2008. For the year ended March 31, 2007, two customers accounted for 16% and 12% of revenue, respectively. Sales to BPC accounted for 18% and 16% of revenues for the year ended March 31, 2008 and 2007, respectively. Sales to UTC accounted for 13% and 12% of revenue for year ended March 31, 2008 and 2007, respectively.

        Gross Loss.    The gross loss was $3.8 million, or 12% of revenue, for the year ended March 31, 2008 compared to $5.0 million, or 24% of revenue, for the year ended March 31, 2007. The decrease in the gross loss and corresponding improvement in the gross loss percentage reflects increased sales of both C30 and C60 Series units along with reduced warranty expense of $2.9 million, offset by increased manufacturing costs of $1.6 million and lower absorption of overhead costs into inventory of $4.3 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes in estimates for several reliability enhancement programs. These program estimates are recorded in the period that new information, such as design changes and product enhancements, becomes available. Warranty expense for units shipped decreased $0.1 million as a result of improvements that have been made through engineering design changes and product robustness. Of the remaining $2.8 million in reductions to warranty expense, $2.4 million relates to higher expenses incurred in the prior year for several reliability repair programs. The remaining decrease of $0.4 million relates to a reduction of $0.7 million to specific reliability repair programs due to product enhancements and technology changes, offset by an increase of $0.3 million in actual repair spend.

        Research and Development Expenses.    R&D expenses for the year ended March 31, 2008 decreased $0.5 million, or 5% to $8.9 million from $9.4 million for the year ended March 31, 2007. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE and the UTC Development Agreement. The net decrease in R&D spending was the result of lower facilities costs of $0.4 million and an increase in benefits from cost-sharing programs of $1.3 million. This net decrease was offset by increased spending for developmental hardware and supplies of $0.1 million, an increase in spending for travel and administrative costs of $0.1 million and increased spending for labor and consulting services of $1.0 million, of which $0.3 million relates to non-cash stock compensation charges. Cost-sharing programs vary from period to period depending on the phases of the programs.

        Selling, General and Administrative Expenses.    SG&A expenses increased $1.0 million, or 4%, to $25.6 million for the year ended March 31, 2008 from $24.6 million for the year ended March 31, 2007. Included in SG&A expenses for the year ended March 31, 2008 was $2.1 million of non-cash stock compensation, compared to $2.3 million for the prior year. The net increase in spending was the result of higher travel costs of $0.9 million due to increased customer site visits and trade show activity, higher facility costs of $0.4 million and higher supplies of $0.3 million, offset by lower administrative costs of $0.4 million and an additional benefit of $0.1 million from utilities and maintenance and repair costs.

        Interest Income.    Interest income for the year ended March 31, 2008 decreased $0.1 million, or 3%, to $2.2 million from $2.3 million for the same period last year. The decrease during Fiscal 2008 was attributable to lower average cash balances and interest rates during the year ended March 31, 2008.

        Income Tax Provision.    At March 31, 2008, we had federal and state net operating loss carryforwards of approximately $470.0 million and $314.7 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $194.8 million at March 31, 2008 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2007, the net deferred tax asset was fully reserved.

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

Amounts in thousands, except per share data

	Year Ended March 31, 2009				Year Ended March 31, 2008
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter(1)	First Quarter(1)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$11,822	$11,482	$13,121	$7,524	$9,254	$9,217	$7,219	$5,615
Cost of goods sold	14,727	12,083	13,656	8,811	9,785	9,257	7,975	8,088

Gross loss	(2,905)	(601)	(535)	(1,287)	(531)	(40)	(756)	(2,473)
Operating costs and expenses:
R&D	2,076	2,048	2,017	1,984	1,963	1,761	2,433	2,749
SG&A	6,929	7,441	7,512	6,746	7,357	6,462	5,910	5,893

Loss from operations	(11,910)	(10,090)	(10,064)	(10,017)	(9,851)	(8,263)	(9,099)	(11,115)
Net loss	$(11,954)	$(10,035)	$(9,911)	$(9,817)	$(9,565)	$(7,688)	$(8,453)	$(10,407)

Net loss per common share—basic and diluted	$(0.06)	$(0.06)	$(0.06)	$(0.07)	$(0.07)	$(0.05)	$(0.06)	$(0.07)

(1)
Certain reclassifications were made to amounts previously reported as a result of reclassifying certain service costs from SG&A to cost of goods sold.

Liquidity and Capital Resources

        Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Based on our current forecasts and assumptions, we believe that our existing cash and cash equivalents, in addition to the proceeds from our May 2009 registered direct offering, are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our planned capital expenditures for Fiscal 2010 include approximately $3.6 million for rental units, and plant and equipment costs related to manufacturing and operations. The majority of the $3.6 million relates to the rental units, which can be built primarily from inventory on hand. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

        Our cash and cash equivalent balances decreased $23.1 million and $17.7 million for the years ended March 31, 2009 and 2008, respectively. The cash was generated from or used in:

  Operating Activities—During the year ended March 31, 2009 we used $55.5 million in cash in our operating activities, which primarily consisted of a net loss for the period of approximately $41.7 million, offset by non-cash adjustments (primarily employee stock compensation, depreciation, warranty and inventory charges) of $6.3 million and cash used for working capital of approximately $20.1 million. This compared to operating cash usage of $21.1 million during the year ended March 31, 2008, which consisted of a net loss for the period of approximately $36.1 million, offset by non-cash adjustments (primarily depreciation and impairment charges) of $6.7 million and cash from working capital of approximately $8.3 million. The increase in working capital cash usage of $28.4 million is primarily attributable to inventory which has increased by $20.9 million as a result of the C200 and C1000 Series commercialization and to support an overall increase in sales and backlog. The timing of shipments and the delivery and payment of inventory purchases with long lead times resulted in an increase in cash usage from inventory in Fiscal 2009. Additionally, the change in working capital is attributable to a $10.5 million decrease in other current liabilities because of the completion of certain UTCP Development Agreement milestones. Additionally, accounts receivable increased $1.0 million because of higher sales occurring at the end of the period and the timing of collections and sales. Additionally, warranty claims spending has decreased $1.0 million because of a continued focus on product quality and the timing of claims.

  Investing Activities—Net cash used in investing activities, primarily resulting from the acquisition of fixed assets, was $6.7 million and $0.8 million for the years ended March 31, 2009 and 2008, respectively. Our historical cash usage for investing activities has been relatively low related to capital expenditures. However, in Fiscal 2009 we increased cash usage for investing activities as a result of investments in production equipment and leasehold improvements related to the C200 and C1000 Series products.

  Financing Activities—During the year ended March 31, 2009, we generated $39.2 million from financing activities compared to cash generated during the year ended March 31, 2008 of $4.2 million. The funds generated from financing activities in the year ended March 31, 2009 were primarily the result of a registered offering of our common stock, which was completed effective September 23, 2008. Pursuant to the offering, we issued a total of 21.5 million shares of common stock and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, resulting in gross proceeds of approximately $32.0 million. We incurred approximately $2.5 million in direct costs in connection with the offering. Additionally, we also generated additional financing from our credit facility with Wells Fargo. The exercise of stock options and warrants and employee stock purchases, net of repurchases of shares for employee taxes on vesting of restricted units, yielded $6.2 million in cash for the year ended March 31, 2009 compared with $4.2 million during the year ended March 31, 2008.

        On February 9, 2009, we entered into the Agreements with Wells Fargo. The Agreements provide us with a Credit Facility of up to $10 million in the aggregate. The amount actually available to us may be substantially less and may vary from time to time, depending on, among other factors, the amount of our eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on February 9, 2012, unless terminated sooner. As of March 31, 2009, we had $3.7 million outstanding under the Credit Facility.

        The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo's consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, our capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of our assets, (f) change our accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement to maintain a specified minimum book worth, (b) a requirement not to exceed specified levels of losses, (c) a requirement to maintain a specified ratio of minimum cash balances to unreimbursed line of credit advances, and (d) limitations on our capital expenditures. As of March 31, 2009, we determined that we were not in compliance with two financial covenants in the Agreements regarding our monthly book net worth and quarterly and annual net income. If we had not received the waiver or if we fail to comply with the financial covenants contained in the credit facility agreements in the future, we would not be able to draw additional funds under the line of credit. We obtained a waiver from Wells Fargo and on June 9, 2009, we amended the Agreements to revise the financial covenants regarding our monthly book net worth and quarterly and annual net income.

        We believe that our existing cash and cash equivalents, in addition to the proceeds from our May 2009 registered direct offering, are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if our anticipated cash needs change, it is possible that we may decide to raise additional capital in the future. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

        Although we believe we have sufficient capital to fund our working capital and capital expenditures for at least the next twelve months, depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the current backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve dramatically increased sales volume which is dependent on many factors, including:

  •
  the market acceptance of our products and services;

  •
  our business, product and capital expenditure plans;

  •
  capital improvements to new and existing facilities;

  •
  our competitors' response to our products and services;

  •
  our relationships with customers, distributors, dealers and project resellers; and

  •
  our customers' ability to afford and/or finance our products.

        Additionally, the continued credit crisis could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the recession in economic activity.

        Should we be unable to execute our plans or obtain additional financing, that might be needed if our cash needs change, we may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contractual Obligations and Commercial Commitments

        At March 31, 2009, our commitments under notes payable and non-cancelable operating leases were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in Thousands)
Contractual Obligations:
Long-term Debt Obligations	$41	$13	$25	$3	$—
Operating Lease Obligations	$2,822	$2,008	$814	$—	$—
Revolving Credit Facility	$3,654	$3,654	$—	$—	$—

        As of March 31, 2009, we had firm commitments to purchase inventories of approximately $27.1 million through Fiscal 2011. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

        Agreements we have with some of our distributors and ASCs require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors or ASCs. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in product technology could result and yield costs if significant amounts of inventory are held at ASCs. As of March 31, 2009, no significant inventories were held at ASCs.

Off-Balance Sheet Arrangements

        We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Standards

        In April 2009, the Financial Accounting Standards Board ("FASB issued three related FASB Staff Positions ("FSP"): (i) FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", ("FSP 157-4"), (ii) SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", ("FSP 115-2" and "FSP 124-2"), and (iii) FSP 107-1 and Accounting Principals Board 28-1), "Interim Disclosures about Fair Value of Financial Instruments", ("FSP 107-1" and "APB 28-1"), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. We are currently evaluating the requirements of these standards; however, these standards are not expected to have a material impact on the consolidated financial position or results of operations.

        In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF No. 07-5"). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS 133") specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and is able to qualify for the SFAS 133 paragraph 11(a) scope exception. We have not determined the impact that adoption of this standard will have on the consolidated financial position or results of operations.

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 removes the requirement of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," ("SFAS No. 141(R)") and other U.S. generally accepted accounting principles. FSP 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the requirements of this standard; however, this standard is not expected to have a material impact on the consolidated financial position or results of operations.

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

        In January 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions), amends SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 with no impact on the consolidated financial position or results of operations as we did not elect the fair value option.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While SFAS No. 157 did not impact the Company's valuation methods, it expanded disclosures of assets and liabilities that are recorded at fair value. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this standard in Fiscal 2009, and the adoption did not impact the consolidated financial position or results of operations. On April 1, 2009, we are required to implement the previously-deferred provisions of SFAS No. 157 for nonfinancial long-lived assets or asset groups measured at fair value for an impairment assessment under FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as required. We do not believe that the remaining provisions will have an impact on the consolidated financial position or results of operations when they are implemented.

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

Interest

        As of March 31, 2009, we had $3.7 million outstanding under our Credit Facility. A hypothetical 2% change in interest rates would not have any effect on our interest expense or interest payments because interest on our Credit Facility balance of $3.7 million as of March 31, 2009 would still be lower than the minimum monthly interest payment of $31,000 per month payable pursuant to the Credit Facility.

Item 8.    Financial Statements and Supplementary Data.

        Our Consolidated Financial Statements and Financial Statement Schedule included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2009 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2009. Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued a report on the Company's internal control over financial reporting. The report of Deloitte & Touch LLP follows. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the three month period ended March 31, 2009 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the internal control over financial reporting of Capstone Turbine Corporation and subsidiary (the "Company") as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2009 of the Company and our report dated June 15, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
June 15, 2009

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item 10 is incorporated by reference from Capstone's definitive proxy statement for its 2009 annual meeting of stockholders, scheduled to be held on August 27, 2009.

Item 11.    Executive Compensation.

        The information required by this Item 11 is incorporated by reference from Capstone's definitive proxy statement for its 2009 annual meeting of stockholders, scheduled to be held on August 27, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        The information required by this Item 12 is incorporated by reference from Capstone's definitive proxy statement for its 2009 annual meeting of stockholders, scheduled to be held on August 27, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item 13 is incorporated by reference from Capstone's definitive proxy statement for its 2009 annual meeting of stockholders, scheduled to be held on August 27, 2009.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item 14 is incorporated by reference from Capstone's definitive proxy statement for its 2009 annual meeting of stockholders, scheduled to be held on August 27, 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) 1. and 2.    Financial statements and financial statement schedule

        The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a) 3.    Index to Exhibits.

Exhibit Number		Description
1.1		Placement Agency Agreement, dated as of May 4, 2009, between Capstone Turbine Corporation and Lazard Capital Markets LLC(a)
1.2		Placement Agency Agreement, dated as of September 17, 2008, between Capstone Turbine Corporation and Wachovia Capital Markets, LLC(b)
1.3		Placement Agency Agreement with A.G. Edwards & Sons Inc., dated January 18, 2007(c)
3.1		Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(d)
3.2		Amended and Restated Bylaws of Capstone Turbine Corporation(e)
4.1		Specimen stock certificate(f)
4.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(g)
4.3		Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)
4.4		Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(h)
4.5		Form of Warrant issued to investors in the 2009 registered direct offering(a)
4.6		Form of Warrant issued to investors in the 2008 registered direct offering(b)
4.7		Form of Warrant issued to investors in the 2007 registered direct offering(c)
10.1		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(i)
10.2		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(i)
10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, for leased premises at 21211 Nordhoff Street, Chatsworth, California(j)
10.4		Lease between Capstone Turbine Corporation and AMB Property, L.P., dated September 25, 2000, for leased premises at 16640 Stagg Street, Van Nuys, California(k)
10.5	*	1993 Incentive Stock Option Plan(j)
10.6	*	Employee Stock Purchase Plan(d)
10.7	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan(l)

Exhibit Number		Description
10.8	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan(m)
10.9	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(n)
10.10	*	Deferred Compensation Plan of Capstone Turbine Corporation(o)
10.11	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(p)
10.12		Lease Agreement dated October 15, 2005 with Addendum, dated September 27, 2006, with CapGen CHP, Inc.(q)
10.13	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(r)
10.14	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(r)
10.15	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(r)
10.16	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009
10.17	*	Amended and Restated Change of Control Severance Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009
10.18	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(s)
10.19	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(s)
10.20	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(s)
10.21		Development and License Agreement between Capstone Turbine Corporation and UTC Power Corporation, dated September 4, 2007(l)
10.22	*	Capstone Turbine Corporation Executive Performance Incentive Plan(t)
10.23		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2009 registered direct offering(a)
10.24		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2008 registered direct offering(b)
10.25		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2007 registered direct offering(c)
10.26	*	Inducement Stock Option Agreement with Leigh L. Estus, dated November 7, 2005(u)
10.27	*	General Release and Separation Agreement with Leigh L. Estus, dated December 1, 2008(v)
10.28	*	Consulting Agreement with Leigh L. Estus, dated December 1, 2008(v)
10.29		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)
10.30		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)
10.31		First Amendment to Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009

Exhibit Number	Description
14.1	Code of Business Conduct(w)
14.2	Code of Ethics for Senior Financial Officers and Chief Executive Officer(w)
21	Subsidiary List(s)
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on May 4, 2009 (File No. 001-15957).

(b)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 18, 2008 (File No. 001-15957).

(c)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on January 19, 2007 (File No. 001-15957).

(d)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(e)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(f)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(g)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(h)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(i)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).

(j)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated March 22, 2000 (File No. 333-33024).

(k)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K, dated March 29, 2002 (File No. 001-15957).

(l)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q, dated November 8, 2007 (File No. 001-15957).

(m)
Incorporated by reference to Appendix B to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(n)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q, dated November 9, 2005 (File No. 001-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated July 31, 2001 (File No. 333-66390).

(p)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K, dated June 29, 2005 (File No. 001-15957).

(q)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q, dated November 9, 2006 (File No. 001-15957).

(r)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q, dated February 9, 2007 (File No. 001-15957).

(s)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K, dated June 13, 2007 (File No. 001-15957).

(t)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(u)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated February 1, 2006 (File No. 333-131431).

(v)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q, dated February 9, 2009 (File No. 001-15957).

(w)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q, dated February 17, 2004 (File No. 001-15957).

*
Management contract or compensatory plan or arrangement

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2009 and 2008	F-3
For the years ended March 31, 2009, 2008 and 2007:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2009, 2008 and 2007:
Schedule II—Valuation and Qualifying Accounts	F-30

        Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiary (the "Company") as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        Effective April 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", as discussed in Note 7 to the consolidated financial statements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
June 15, 2009

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2009	March 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$19,519	$42,605
Accounts receivable, net of allowance for doubtful accounts and sales returns of $644 in 2009 and $629 in 2008	10,871	6,768
Inventories	24,379	14,472
Prepaid expenses and other current assets	1,515	1,614

Total current assets	56,284	65,459

Property, plant and equipment, net	9,432	5,536
Non-current portion of inventories	5,883	2,221
Intangible asset, net	411	624
Other assets	319	206

Total	$72,329	$74,046

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$11,484	$7,964
Accrued salaries and wages	2,062	1,519
Accrued warranty reserve	2,344	4,591
Deferred revenue	1,171	780
Revolving credit facility	3,654	—
Current portion of notes payable	13	13
Other current liabilities	815	5,658

Total current liabilities	21,543	20,525

Long-term portion of notes payable	28	5
Other long-term liabilities	288	463
Commitments and contingencies (Note 10)	—	—
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 174,888,521 shares issued and 174,070,581 shares outstanding at March 31, 2009; 148,238,852 shares issued and 147,578,311 shares outstanding at March 31, 2008	175	148
Additional paid-in capital	666,357	626,952
Accumulated deficit	(615,100)	(573,383)
Treasury stock, at cost; 817,940 shares at March 31, 2009 and 660,541 shares at March 31, 2008	(962)	(664)

Total stockholders' equity	50,470	53,053

Total	$72,329	$74,046

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2009	2008	2007
Revenue	$43,949	$31,305	$21,018
Cost of goods sold	49,277	35,105	26,045

Gross loss	(5,328)	(3,800)	(5,027)
Operating expenses:
Research and development	8,125	8,906	9,374
Selling, general and administrative	28,628	25,622	24,615

Total operating expenses	36,753	34,528	33,989

Loss from operations	(42,081)	(38,328)	(39,016)
Interest income	515	2,224	2,292
Interest expense	(69)	(7)	(2)

Loss before income taxes	(41,635)	(36,111)	(36,726)
Provision for income taxes	82	2	2

Net loss	$(41,717)	$(36,113)	$(36,728)

Net loss per common share—basic and diluted	$(0.25)	$(0.25)	$(0.32)

Weighted average shares used to calculate basic and diluted net loss per common share	164,462	145,425	113,770

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2006	103,521,829	$104	$572,787	$(500,542)	$(208)	$(513)	$71,628
Restricted stock awards cancellation	(125,000)	—	—	—	—	—	—
Stock-based compensation	—	—	2,428	—	208	—	2,636
Exercise of stock options and employee stock purchases	1,070,291	1	1,685	—	—	—	1,686
Stock awards to Board of Directors	45,877	—	71	—	—	—	71
Issuance of common stock, net of issuance costs	40,000,000	40	42,452	—	—	—	42,492
Net loss	—	—	—	(36,728)	—	—	(36,728)

Balance, March 31, 2007	144,512,997	145	619,423	(537,270)	—	(513)	81,785
Purchase of treasury stock	—	—	—	—	—	(151)	(151)
Vested restricted stock awards	293,545	—	—	—	—	—	—
Stock-based compensation	—	—	3,125	—	—	—	3,125
Exercise of stock options and employee stock purchases	1,847,595	2	2,370	—	—	—	2,372
Stock awards to Board of Directors	60,592	—	53	—	—	—	53
Warrants exercised	1,524,123	1	1,981	—	—	—	1,982
Net loss	—	—	—	(36,113)	—	—	(36,113)

Balance, March 31, 2008	148,238,852	148	626,952	(573,383)	—	(664)	53,053
Purchase of treasury stock	—	—	—	—	—	(298)	(298)
Vested restricted stock awards	691,174	1	(1)	—	—	—	—
Stock-based compensation	—	—	3,320	—	—	—	3,320
Exercise of stock options and employee stock purchases	1,197,582	1	2,411	—	—	—	2,412
Stock awards to Board of Directors	102,886	—	101	—	—	—	101
Warrants exercised	3,172,367	3	4,121	—	—	—	4,124
Issuance of common stock, net of issuance costs	21,485,660	22	29,453	—	—	—	29,475
Net loss	—	—	—	(41,717)	—	—	(41,717)

Balance, March 31, 2009	174,888,521	$175	$666,357	$(615,100)	$—	$(962)	$50,470

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net loss	$(41,717)	$(36,113)	$(36,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,959	2,215	3,004
Amortization of deferred financing costs	10	—	—
Provision (benefit) for allowance for doubtful accounts and sales returns	15	(160)	488
Inventory write-down	786	1,038	1,372
Provision (benefit) for warranty expenses	(944)	372	3,299
Loss on disposal of equipment	7	22	175
Stock-based compensation	3,421	3,178	2,708
Changes in operating assets and liabilities:
Accounts receivable	(4,118)	(3,094)	1,867
Inventories	(14,355)	6,557	(10,002)
Prepaid expenses and other assets	144	(56)	(567)
Accounts payable and accrued expenses	3,645	1,793	(2,362)
Accrued salaries and wages	368	(13)	(255)
Accrued warranty reserve	(1,303)	(2,335)	(3,743)
Deferred revenue	391	(157)	305
Other current liabilities	(4,843)	5,658	—

Net cash used in operating activities	(55,534)	(21,095)	(40,439)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(6,754)	(767)	(1,497)
Proceeds from disposal of equipment	20	3	49
Changes in restricted cash	33	(33)	—

Net cash used in investing activities	(6,701)	(797)	(1,448)

Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	3,654	—	—
Payment of deferred financing costs	(202)	—	—
Repayment of notes payable	(16)	(28)	(20)
Net proceeds from employee stock-based transactions	2,114	2,221	1,686
Net proceeds from issuance of common stock and warrants	29,475	—	42,492
Proceeds from exercise of common stock warrants	4,124	1,982	—

Net cash provided by financing activities	39,149	4,175	44,158

Net (Decrease) Increase in Cash and Cash Equivalents	(23,086)	(17,717)	2,271
Cash and Cash Equivalents, Beginning of Year	42,605	60,322	58,051

Cash and Cash Equivalents, End of Year	$19,519	$42,605	$60,322

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$29	$7	$2
Income taxes	$2	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the years ended March 31, 2009, 2008 and 2007, the Company purchased on account $371, $496, and $11 of fixed assets respectively.

During the year ended March 31, 2009, the Company purchased fixed assets with a note payable of $40. There were no fixed assets purchased with a note payable during the years ended March 31, 2008 and 2007.

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

        Capstone Turbine Corporation (the "Company") develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP"), integrated combined heat and power ("ICHP"), and combined cooling, heat and power ("CCHP")), resource recovery (including "renewable" fuels) and secure power. In addition, the Company's microturbines can be used as battery charging generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

        The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings. As of March 31, 2009, the Company had $61.5 million, or 605 units, in backlog, of which $45.3 million, or 421 units, are expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company's control and can affect the Company's revenue and backlog. The Company believes that existing cash and cash equivalents, in addition to the proceeds from its May 2009 registered direct offering, are sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months (see note 13). However, if anticipated cash needs of the Company change, it is possible that the Company may decide to raise additional capital in the future. The Company could raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing, that might be needed if the Company's cash needs change, the Company may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

        The consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

2. Summary of Significant Accounting Policies

        Cash Equivalents—The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents.

        Restricted Cash—As of March 31, 2008, the Company had set aside $33,000, that was included in other assets to cover warranty related issues in connection with a performance guarantee. This performance guarantee covers a period of 18 months and expired in May 2009. The restricted cash was replaced by a letter of credit for $36,000 during Fiscal 2009.

        Fair Value of Financial Instruments—The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, revolving credit facility and notes payable approximate fair market value based on their short-term nature.

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

        Long-Lived Assets—The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis during Fiscal 2009 and determined that the estimated fair value of the long-lived assets exceeded the carrying value of the assets and no write-down was necessary.

        The estimation of future cash flows requires significant estimates of factors that include future sales growth, gross margin performance and reductions in operating expenses. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of our asset groups may prove to be unrecoverable and we may incur impairment charges in the future.

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

        Research and Development ("R&D")—The Company accounts for grant distributions and development funding as offsets to R&D expenses and are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $8.1 million, $3.0 million and $1.8 million, for the years ended March 31, 2009, 2008 and 2007, respectively.

        Income Taxes—The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109") and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and income tax basis of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

        Contingencies—The Company accounts for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

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

        The Company sells microturbines and related parts and service. One customer accounted for 13% of the Company's revenue for the year ended March 31, 2009. Two customers accounted for 18% and 13% of the Company's revenue for the year ended March 31, 2008 totaling approximately 31%. Two customers accounted for 16% and 12% of the Company's revenue for the year ended March 31, 2007, totaling approximately 28%. Additionally, one customer accounted for 29% of net accounts receivable as of March 31, 2009. Two customers accounted for 33% and 11% of net accounts receivable as of March 31, 2008, totaling approximately 44%.

        Several components of the Company's products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

        Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accounting for doubtful accounts, stock-based compensation, inventory write-downs, valuation of long-lived assets including intangible assets, product warranties, sales allowances, income taxes and other contingencies. Actual results could differ from those estimates.

        During Fiscal 2009, the Company began using its sole intangible asset manufacturing license technology in its new line of C200 and C1000 Series products. As a result, the Company changed its accounting estimate and adjusted the amortization period to end in conjunction with the termination of the agreement on August 2, 2017. The effect of the change in the accounting estimate on the loss from operations and net loss for the year ended March 31, 2009 was a decrease from $42,136,000 to $42,081,000 and a decrease from $41,772,000 to $41,717,000, respectively. The change in accounting estimate did not result in a change to earnings per share for the year ended March 31, 2009.

        Net Loss Per Common Share—Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2009, 2008 and 2007, were

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

9.2 million, 9.2 million and 10.3 million, respectively. Outstanding restricted stock units at March 31, 2009, 2008 and 2007 was 2.5 million, 2.3 million and 1.1 million, respectively.

        Stock-Based Compensation—On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all stock options issued to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123(R) and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services."

        Restructuring Costs—The Company accounts for restructuring activity in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). Beginning in December 2008 and continuing into March 2009, the Company eliminated 42 employees, or 17%, of its workforce. As a result of this restructuring activity, $0.6 million in severance costs were expensed during Fiscal 2009. As of March 31, 2009, the Company had $0.2 million in remaining severance cost accruals recorded and scheduled for payment during the first quarter of Fiscal 2010.

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

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
North America	$21,309	$12,349	$10,552

United States	16,708	10,757	10,222
Mexico	4,496	1,124	46
All others	105	468	284
Europe	$14,627	$13,157	$8,171

Russia	5,582	5,610	3,385
All others	9,045	7,547	4,786
Asia	$7,355	$2,768	$1,495

All others	$658	$3,031	$800

Total Revenue	$43,949	$31,305	$21,018

        Substantially all of the Company's operating assets are in the United States.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        New Accounting Pronouncements—In April 2009, the FASB issued three related FASB Staff Positions ("FSP"): (i) FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", ("FSP 157-4"), (ii) SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", ("FSP 115-2" and "FSP 124-2"), and (iii) FSP 107-1 and Accounting Principals Board 28-1), "Interim Disclosures about Fair Value of Financial Instruments", ("FSP 107-1" and "APB 28-1") which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company is currently evaluating the requirements of these standards; however, these standards are not expected to have a material impact on the consolidated financial position or results of operations.

        In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF No. 07-5"). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS 133") specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and is able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company has not determined the impact that adoption of this standard will have on the Company's consolidated financial position or results of operations.

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 removes the requirement of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," ("SFAS No. 141(R)") and other U.S. generally accepted accounting principles. FSP 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the requirements of this standard; however, this standard is not expected to have a material impact on the consolidated financial position or results of operations.

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

        In January 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions), amends SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 with no impact on the consolidated financial position or results of operations as the Company did not elect the fair value option.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While SFAS No. 157 did not impact the Company's valuation methods, it expanded disclosures of assets and liabilities that are recorded at fair value. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this standard in Fiscal 2009, and the adoption did not impact our consolidated financial position or results of operations. On April 1, 2009, the Company is required to implement the previously-deferred provisions of SFAS No. 157 for nonfinancial long-lived assets or asset groups measured at fair value for an impairment assessment under FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as required. The Company does not believe that the remaining provisions will have an impact on the consolidated financial position or results of operations when they are implemented.

3. Inventories

        Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following as of March 31, 2009 and 2008:

	2009	2008
	(In thousands)
Raw materials	$27,353	$15,516
Work in process	15	236
Finished goods	2,894	941

Total	30,262	16,693
Less non-current portion	5,883	2,221

Current portion	$24,379	$14,472

        The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

4. Property, Plant and Equipment

        Property, plant and equipment as of March 31, 2009 and 2008 consisted of the following:

	2009	2008	Estimated Useful Life
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$23,472	$18,727	2-10 years
Leasehold improvements	9,597	8,753	10 years
Molds and tooling	4,470	3,805	2-5 years

	37,539	31,285
Less, accumulated depreciation	(28,107)	(25,749)

Total property, plant and equipment, net	$9,432	$5,536

        Depreciation expense for property, plant and equipment was $2.7 million, $1.9 million and $2.7 million for the years ended March 31, 2009, 2008 and 2007, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets

        The Company's sole intangible asset is a manufacturing license. The gross carrying amount is $3.7 million. The balance of the intangible asset was $0.4 million and $0.6 million as of March 31, 2009 and 2008, respectively. The intangible asset was being amortized over an initial estimated useful life of ten years. The Company recorded $0.3 million of amortization expense for each of the years ended March 31, 2009, 2008 and 2007.

        During the three months ended March 31, 2009, the Company determined the useful life of the intangible asset had changed from an original estimate of ten years to a revised estimate of 17 years because of the continued use of certain intellectual property in the production of recuperator cores. This change in the estimated useful life of the intangible asset resulted in a decrease in the annual amortization from $0.3 million per year to $49,300 per year in Fiscal 2010 to Fiscal 2017. Prior to the change in the accounting estimate, the intangible asset had a remaining useful life of 19 months and after the change in the accounting estimate the intangible asset's new remaining life is 103 months. The manufacturing license is scheduled to be fully amortized by Fiscal 2017 with corresponding amortization estimated to be $49,300 for each of the fiscal years 2010 through 2017.

        The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $52,100, $43,700 and $28,000 were earned by the supplier for the years ended March 31, 2009, 2008 and 2007, respectively. Earned royalties of $12,400 were unpaid as of March 31, 2009 and are included in accrued expenses in the accompanying consolidated balance sheet.

6. Accrued Warranty Reserve

        Changes in the accrued warranty reserve are as follows as of March 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)
Balance, beginning of the period	$4,591	$6,554	$6,998
Warranty provision relating to products shipped during the period	353	327	408
Changes for accruals related to preexisting warranties or reliability repair programs	(1,297)	45	2,891
Deductions for warranty claims	(1,303)	(2,335)	(3,743)

Balance, end of the period	$2,344	$4,591	$6,554

7. Income Taxes

        On April 1, 2007, the Company adopted the provisions of FIN 48 which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company's evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2009 and 2008 was $1.4 million and $2.5 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

2009 or March 31, 2008. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2009 and March 31, 2008 was $1.4 million and $2.5 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. Prior to the adoption of FIN 48, fully reserved federal and state deferred tax assets related to research and development credits had been recorded in the amount of $10.9 million and $7.2 million, respectively. Upon adoption of FIN 48, $2.2 million of federal and state deferred tax assets related to research and development credits had been derecognized leaving a fully reserved balance as of March 31, 2008 of $8.7 million and $6.3 million, respectively. The fully reserved recognized federal and state research and development credit balance as of March 31, 2009 was $6.1 million and $6.4 million, respectively. The decrease in the federal and state research and development credit balance during the year ended March 31, 2009 was due to changes in estimates as to the qualification of certain research and development expenses for the credits. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2007	$2,192
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	287
Lapse of statute of limitations	—

Balance at March 31, 2008	$2,479
Gross decrease related to prior year tax positions	(1,177)
Gross increase related to current year tax positions	73
Lapse of statute of limitations	—

Balance at March 31, 2009	$1,375

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2004. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The Company's deferred tax assets and liabilities consisted of the following at March 31, 2009 and 2008:

	2009	2008
	(In thousands)
Deferred tax assets:
Inventories	$2,596	$1,630
Warranty reserve	942	1,845
Deferred revenue	525	140
Net operating loss ("NOL") carryforwards	194,061	179,264
Tax credit carryforwards	12,556	16,508
Depreciation, amortization and impairment loss	2,402	1,788
Other	3,357	3,239

Total deferred tax assets	216,439	204,414
Deferred tax liabilities:
State taxes	(9,904)	(9,638)

Net deferred tax assets before valuation allowance	206,535	194,776
Valuation allowance	(205,535)	(194,776)

Total deferred income tax assets	$—	$—

        Due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets. The change in valuation allowance for Fiscal 2009, 2008 and 2007 was $11.8 million, $11.5 million, and $13.9 million, respectively.

        The Company's NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2009 were as follows (In thousands):

	Amount	Expiration Period
	(In thousands)
Federal NOL	$508,566	2009-2028
State NOL	$341,757	2009-2013
Federal tax credit carryforwards	$6,115	2009-2028
State tax credit carryforwards	$6,441	Various

        The NOLs and federal and state tax credits can be carried forward to offset future taxable income, if any. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The federal tax credit carryforward is a research and development credit, which may be carried forward. The state tax credits consist of a research and development credit of approximately $6.4 million, which may be carried forward indefinitely.

        Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder ("Disqualifying Dispositions") provide the Company with a tax deduction equal to the difference

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

between the exercise price and the fair market value of the stock on the date of exercise. Approximately $27.7 million of the Company's federal and state NOL carryforwards as of March 31, 2009 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of approximately $10.5 million associated with these stock options would be excluded from the provision for income taxes and credited directly to additional paid-in-capital.

        A reconciliation of income tax benefit to the federal statutory rate follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Federal income tax at the statutory rate	$(14,194)	$(12,278)	$(12,488)
State taxes, net of federal effect	(1,705)	(1,475)	(1,500)
Foreign taxes	80	—	—
Tax credit adjustment	4,384	—	—
Valuation allowance	11,759	13,924	13,839
Other	(242)	(169)	151

Income tax expense	$82	$2	$2

8. Stockholders' Equity

Stock Plans

1993 Incentive Stock Plan and 2000 Equity Incentive Plan

        In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan ("1993 Plan"). A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan. In June 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") as a successor plan to the 1993 Plan. A total of 3,300,000 shares of common stock were initially reserved for issuance under the 2000 Plan. The 2000 Plan was amended in May 2002 to add 400,000 shares of common stock to the total available for issuance, amended in January 2004 to update certain administrative provisions, amended in September 2004 to add 2,380,000 shares of common stock to the total available for issuance, amended on January 31, 2005 and March 17, 2005 to coordinate the provisions for change in control with the Company's change in control agreements and programs, and was amended and restated on August 24, 2007 to incorporate prior amendments, update certain administrative provisions and include the requirement of an adjustment in the event of a stock split. The 2000 Plan provides for awards of up to 6,080,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued is 13,880,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee's authority includes determining the number of options granted and vesting provisions. As of March 31, 2009, there were 3,587,755 shares available for future grant.

        As of March 31, 2009, the Company had outstanding 4,200,000 non-qualified common stock options issued outside of the 2000 Plan. These stock options were originally granted at exercise prices equal to the fair market value of the Company's common stock on the grant date, as inducement grants

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

to new executive officers and employees of the Company. Included in the 4,200,000 options were 2,000,000 options granted to the Company's President and Chief Executive Officer, 850,000 options granted to the Company's Senior Vice President of Sales and Service, 650,000 options granted to the Company's Vice President of Customer Service, 500,000 options granted to the Company's former Vice President of Operations and 200,000 options granted to the Company's Senior Vice President of Human Resources. Additionally, the Company had outstanding 462,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new executive officers of the Company. Included in the 462,500 units were 250,000 units granted to the Company's President and Chief Executive Officer, 100,000 units granted to the Company's Executive Vice President of Sales and Marketing, and 112,500 granted to the Company's Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they were governed by terms and conditions identical to those under the 2000 Plan. All options granted are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of two or four years. For two year vesting, one-half of the value vests one year after the issuance date and the other half vests on the first day of the subsequent year. The four year vesting occurs as follows: one-fourth vests one year after the issuance date and one-fourth vests on the first day of each full year thereafter, so that all shall be vested on the first day of the fourth year after the issuance date.

        During each of the years ended March 31, 2009 and 2008, the Company issued 100,000 shares of stock awards to consultants under the 2000 Equity Incentive Plan ("2000 Plan").

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee's regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question. As of March 31, 2009, there were 62,752 shares available for future grant under the Purchase Plan.

Valuation and Expense Information under SFAS No. 123(R)

        For the fiscal years ended March 31, 2009, 2008 and 2007, the Company recognized stock-based compensation expense of $3.4 million, $3.2 million and $2.7 million, respectively. The following table

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

summarizes, by statement of operations line item, stock-based compensation expense for the years ended March 31, 2009, 2008 and 2007 (in thousands):

	Fiscal Year Ended March 31,
	2009	2008	2007
Cost of goods sold	$519	$428	107
Research and development	631	570	232
Selling, general and administrative	2,203	2,180	2,369
Revenue	68	—	—

Stock-based compensation expense	$3,421	$3,178	$2,708

        The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2009	2008	2007
Risk-free interest rates	2.4%	3.8%	4.7%
Expected lives (in years)	4.9	6.3	6.1
Dividend yield	—%	—%	—%
Expected volatility	98.7%	98.3%	101.3%

        The Company's computation of expected volatility for the fiscal years ended March 31, 2009, 2008 and 2007 was based on historical volatility. The Company estimated the expected life of each stock option granted in the fiscal year ended March 31, 2008 and 2007 using the simplified method permissible under Staff Accounting Bulletin No. 107 ("SAB 107"), which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to the stock option's expiration. Beginning in Fiscal 2009, the expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options' expected term. Included in the calculation is the Company's estimated forfeiture rate. SFAS No. 123(R) requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized has been reduced by estimated forfeitures. The Company's estimate of forfeitures is based on historical option forfeiture behavior.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at March 31, 2008	9,182,923	$1.89
Granted	1,530,000	$1.02
Exercised	(1,142,395)	$2.05
Forfeited, cancelled or expired	(360,154)	$1.73
Options outstanding at March 31, 2009	9,210,374	$1.74	7.56	$8,460
Options fully vested at March 31, 2009 and those expected to vest beyond March 31, 2009	8,403,856	$1.79	7.44	$8,460
Options exercisable at March 31, 2009	5,115,968	$2.14	6.79	$8,460

        The weighted average per share grant date fair value of options granted during the fiscal years ended March 31, 2009, 2008 and 2007 was $1.02, $1.26 and $1.18, respectively. The total intrinsic value of option exercises during the fiscal years ended March 31, 2009, 2008 and 2007, was approximately $1.2 million, $1.8 million and $1.4 million, respectively. As of March 31, 2009, there was approximately $2.3 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.48 years.

        During the year ended March 31, 2009, the Company issued a total of 102,866 shares of stock to non-employee directors who elected to take payment of all or any part of the directors' fees in stock in lieu of cash. For each term of the Board of Directors (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive, in lieu of all or any portion of their annual retainer or committee fee cash payment, a stock award. The shares of stock were valued based on the closing price of the Company's common stock on the date of grant, and the weighted average grant date fair value for these shares was $0.98.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The following table outlines the restricted stock units activity:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2008	2,296,638	$1.19
Granted	1,339,997	$1.27
Vested and issued	(691,174)	$1.78
Forfeited	(433,809)	$1.32

Nonvested restricted stock units outstanding at March 31, 2009	2,511,652	$1.05

Restricted stock units expected to vest beyond March 31, 2009	1,873,697	$0.72

        The restricted stock units vest in equal installments over a period of two or four years. For restricted stock units with two year vesting, one-half of such units vest one year after the issuance date and the other half vest two years after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units were valued based on the closing price of the Company's common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company's estimate of forfeitures is based on historical forfeitures.

        The total fair value of restricted stock units vested and issued by the Company during the year ended March 31, 2009, 2008 and 2007 was approximately $1.2 million, $0.4 million and $0.2 million, respectively. The Company recorded expense of approximately $0.8 million, $0.6 million and $0.3 million associated with its restricted stock awards and units for fiscal years ended March 31, 2009, 2008 and 2007, respectively. As of March 31, 2009, there was approximately $2.1 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.83 years.

Stockholder Rights Plan

        The Company has entered into a rights agreement, as amended, with Mellon Investor Services LLC, as rights agent. In connection with the rights agreement, the Company's board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company's common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the rights agreement. Initially, the rights will be attached to all common stock certificates representing shares then outstanding, and no separate rights certificates will be distributed. Subject to certain exceptions specified in the rights agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company's board of directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the rights agreement) that would result in a person or group beneficially owning 20% or more of the outstanding shares of the Company's common stock. The rights will expire at the close of business on the 30th day after the Company's 2011 annual meeting of stockholders unless a continuation of the rights plan is approved by the stockholders of the Company at that meeting. If so approved by the stockholders, the rights expire on July 18, 2015, unless such date is extended or the rights are earlier redeemed or exchanged by the Company. The rights are intended to protect the Company's stockholders in the event of an unfair or coercive offer to acquire the Company. The rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the board of directors. The rights should also not interfere with any merger or other business combination approved by the board of directors.

Registered Direct Offering and Placement of Common Stock

        Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of $32.0 million and proceeds, net of direct incremental costs, of the offering of $29.5 million. During the fiscal year ended March 31, 2009, none of the warrants issued in September 2008 were exercised. Of the warrants issued in September 2008, warrants to purchase 6.4 million shares were outstanding as of March 31, 2009. As discussed in Note 13, the number of shares to be received upon exercise and the exercise price of the warrants were adjusted as a result of the May 2009 registered direct offering. Following the offering, the warrants issued in September 2008 and still outstanding represented warrants to purchase 7.1 million shares at an exercise price of $1.74 per share.

        Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During the fiscal years ended March 31, 2009 and 2008, warrants to purchase 3.2 million and 1.5 million shares were exercised resulting in proceeds of $4.1 million and $2.0 million, respectively. Of the warrants issued in January 2007 warrants to purchase 15.3 million shares were outstanding as of March 31, 2009. As discussed in Note 13, the number of shares to be received upon exercise and the exercise price of the warrants were adjusted as a result of the May 2009

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

registered direct offering. Following the offering, the warrants issued in January 2007 and still outstanding represented warrants to purchase 16.6 million shares at an exercise price of $1.20 per share.

9. Revolving Credit Facility

        On February 9, 2009, the Company entered into two Credit and Security Agreements (the "Agreements") with Wells Fargo. The Agreements provide the Company with a Credit Facility of up to $10 million in the aggregate. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. Included in the revolving credit facility and reducing the available borrowings is a letter of credit to a vendor for $36,000. The agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner.

        The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo's consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, our capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of our assets, (f) change our accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement to maintain a specified minimum book worth, (b) a requirement not to exceed specified levels of losses, (c) a requirement to maintain a specified ratio of minimum cash balances to unreimbursed line of credit advances, and (d) limitations on our capital expenditures. As of March 31, 2009, the Company determined that it was not in compliance with two financial covenants.

        On May 3, 2009, the Company received from Wells Fargo a waiver of our noncompliance with two financial covenants as of March 31, 2009 in the Agreements regarding its monthly book net worth and quarterly and annual net income. If the Company had not received the waiver or failed to comply with the financial covenants contained in the credit facility agreements in the future, the Company would not be able to draw additional funds under the line of credit. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its credit facility with Wells Fargo, which would be subject to seizure by our creditors if the Company was in default under the Agreements and unable to repay the indebtedness. The Company must comply with the financial and other covenants contained in the Agreements which could limit its flexibility in conducting its business and put it at a disadvantage compared to its competitors, and the Company is required to use its available cash to pay debt service. On June 9, 2009, the Company amended the Agreements to revise the financial covenants regarding monthly book net worth and quarterly and annual net income.

        The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the line of credit. The floating rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of our borrowings and payments, the Company classifies all outstanding amounts as

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Revolving Credit Facility (Continued)

current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. Our borrowing rate at March 31, 2009 was 3.25%.

        The Company has incurred $0.2 million in origination fees. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2009, the Company had $3.7 million in borrowings under this facility and total capacity of $10.0 million. Interest expense related to the revolving credit facility for the year ended March 31, 2009 was $66,000, which includes $10,000 in amortization of deferred financing costs.

10. Commitments and Contingencies

Purchase Commitments

        As of March 31, 2009, the Company had firm commitments to purchase inventories of approximately $27.1 million through Fiscal 2011. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

        The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in other long-term liabilities in the accompanying consolidated balance sheets. Deferred rent amounted to $0.3 million and $0.5 million as of March 31, 2009 and 2008, respectively. Rent expense amounted to approximately $2.1 million, $2.3 million and $2.3 million for the years ended March 31, 2009, 2008 and 2007, respectively.

        At March 31, 2009, the Company's minimum commitments under non-cancelable operating leases were as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2010	$2,008
2011	814
2012	—

Total minimum lease payments	$2,822

        The Company owns automobiles that it has financed with notes payable. The outstanding balances of the notes payable as of March 31, 2009 and 2008 were $41,000 and $18,000, respectively. The notes

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

bear interest at 6.9% with principal and interest paid monthly through June 2013. The related automobiles collateralize the notes payable.

Other Commitments

        Agreements the Company has with some of its distributors and Authorized Service Companies ("ASCs") require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors or ASCs. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company's product technology could result and yield costs to the Company if significant amounts of inventory are held at ASCs. As of March 31, 2009, no significant inventories were held at ASCs.

Legal Matters

        In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its then officers, and the underwriters of the Company's initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company's common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004 stipulation of partial settlement and release of claims against the issuer and individual defendants was submitted to the District Court. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of "focus cases" and on October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court's class certification decision. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement "fairness" hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against the Company and its individual defendants will be dismissed with prejudice. Because of the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain, and the Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds' claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' shareholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. Simmonds' opening brief in the appeal is due on July 27, 2009, with the Company and the underwriters' responses due on August 25, 2009. Simmonds may file a reply brief on September 8, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations

        From time to time, the Company may become subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is the Company aware of any other

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

pending or threatened litigation that would have a material adverse effect on the Company's business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

11. Employee Benefit Plans

        The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company began matching 50 cents on the dollar up to 4% of the employee's contributions in October 2006 (Fiscal 2007). Prior to that date, no Company contributions had been made since the inception of the plan. The Company's match vests 25% a year over four years starting from the employee's hire date. The expense recorded by the Company for the years ended March 31, 2009, 2008 and 2007 was approximately $0.2 million, $0.2 million, and $0.1 million, respectively.

        The Company has a deferred compensation plan providing eligible executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. There were no participant deferrals and earnings during the years ended March 31, 2009, 2008 and 2007, respectively.

12. Other Current Liabilities

        In September 2007, the Company entered into the Development Agreement with UTCP, a division of UTC, a former stockholder of the Company that liquidated their position on January 19, 2007. The Development Agreement engages UTCP to fund and support the Company's continued development and commercialization of the Company's C200. Pursuant to the terms of the Development Agreement, UTCP will contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company's efforts to develop the C200. In return, the Company will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP's cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. UTCP earned $0.1 million in royalties for C200 system sales for the year ended March 31, 2009. There were no C200 system sales in the same period last year. No royalties were unpaid as of March 31, 2009. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During the year ended March 31, 2008, the company achieved three of the development milestones and received $2.0 million for the systems requirements review, $2.5 million for the preliminary design review, and $2.5 million for the critical design review. During the year ended March 31, 2009, the Company reached three additional development milestones and received $0.5 million for the physical verification, $1.5 million for the microturbine completion and $1.0 million for 90% completion of the qualification results milestone. The Company is scheduled to receive the remaining $0.5 million at completion of the qualification results milestone. As of March 31, 2009, the Company had received $11.5 million and offset approximately $10.7 million of research and development ("R&D") expenses with this funding. The remaining $0.8 million is recorded in other current liabilities in the accompanying condensed consolidated balance sheet. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. There were approximately $8.1 million and $3.0 million of such benefits for the years ended March 31, 2009 and

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Current Liabilities (Continued)

2008, respectively, which included $0.2 million of in-kind services performed by UTCP under the cost-sharing program for each of the years ended March 31, 2009 and 2008, respectively. In-kind services performed by UTCP under the cost-sharing program are recorded as consulting expense within R&D expenses. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. If the Company fails to complete the development and commercialization of the C200, UTCP will receive a non-exclusive, perpetual, world-wide license to the C200 and the Company would receive royalty payments of 3% per unit of the burdened manufacturing cost for C200s sold by UTCP. In addition, the Company entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers.

        In October 2002, the Company entered into a strategic alliance with UTC. In March 2005, the Company and UTC replaced the strategic alliance agreement with an original equipment manufacturer ("OEM") agreement (the "OEM Agreement") between the Company and UTCP. The Development Agreement extends the OEM Agreement to ensure that such agreement is in effect during the period of commercialization of the C200 and for an additional six months thereafter. Additionally, as part of the Development Agreement, the Company and UTC resolved previous disputes related to the OEM Agreement. The OEM Agreement involves the integration, marketing, sales and service of CCHP solutions worldwide. Sales to UTCP were approximately $3.0 million, $4.1 million, and $2.4 million for the years ended March 31, 2009, 2008, and 2007, respectively. Related accounts receivable were $0.2 million and $0.3 million, as of March 31, 2009 and 2008, respectively.

13. Subsequent Event

        Effective May 4, 2009, the Company completed a registered direct offering in which it sold 14.4 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $0.95 per share of common stock. The seven-year warrants are immediately exercisable and include standard weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and net proceeds of $11.2 million after issuance costs. The May 2009 offering triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following the offering, (a) the warrants issued in September 2008 and still outstanding represented warrants to purchase 7.1 million shares at an exercise price of $1.74 per share and (b) the warrants issued in January 2007 and still outstanding represented warrants to purchase 16.6 million shares at an exercise price of $1.20 per share.

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2009, 2008 and 2007

(In thousands)

Allowance for Doubtful Accounts and Sales Returns:
Balance, March 31, 2006	$858
Additions charged to costs and expenses	648
Deductions	(717)

Balance, March 31, 2007	789
Additions charged to costs and expenses	107
Deductions	(267)

Balance, March 31, 2008	629
Additions charged to costs and expenses	273
Deductions	(258)

Balance, March 31, 2009	$644

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
Date: June 15, 2009	By:	/s/ EDWARD I. REICH Edward I. Reich Executive Vice President, Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date

/s/ DARREN R. JAMISON Darren R. Jamison	Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2009
/s/ EDWARD I. REICH Edward I. Reich	Chief Financial Officer (Principal Financial Officer)	June 15, 2009
/s/ JAYME L. BROOKS Jayme L. Brooks	Chief Accounting Officer (Principal Accounting Officer)	June 15, 2009
/s/ ELIOT G. PROTSCH Eliot G. Protsch	Chairman of the Board of Directors	June 15, 2009
/s/ RICHARD K. ATKINSON Richard K. Atkinson	Director	June 15, 2009
/s/ JOHN V. JAGGERS John V. Jaggers	Director	June 15, 2009

Signature	Title	Date

/s/ NOAM LOTAN Noam Lotan	Director	June 15, 2009
/s/ GARY J. MAYO Gary J. Mayo	Director	June 15, 2009
/s/ GARY D. SIMON Gary D. Simon	Director	June 15, 2009
/s/ HOLY A. VAN DEURSEN Holly A. Van Deursen	Director	June 15, 2009
/s/ DARRELL J. WILK Darrell J. Wilk	Director	June 15, 2009