Form 10-Q
period 2009-06-30
CAPSTONE TURBINE CORP
filed 2009-08-10
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 188,689,214.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$25,426	$19,519
Accounts receivable, net of allowance for doubtful accounts and sales returns of $597 at June 30, 2009 and $644 at March 31, 2009	13,531	10,871
Inventories	22,659	24,379
Prepaid expenses and other current assets	1,687	1,515
Total current assets	63,303	56,284
Property, plant and equipment, net	8,904	9,432
Non-current portion of inventories	4,775	5,883
Intangible asset, net	399	411
Other assets	293	319
Total	$77,674	$72,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$11,914	$11,484
Accrued salaries and wages	1,563	2,062
Accrued warranty reserve	1,641	2,344
Deferred revenue	824	1,171
Revolving credit facility	8,794	3,654
Current portion of notes payable	10	13
Warrant liability	17,300	—
Other current liabilities	—	815
Total current liabilities	42,046	21,543
Long-term portion of notes payable	26	28
Other long-term liabilities	239	288
Commitments and contingencies (Note 14)	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 189,575,988 shares issued and 188,689,214 shares outstanding at June 30, 2009; 174,888,521 shares issued and 174,070,581 shares outstanding at March 31, 2009	190	175
Additional paid-in capital	658,399	666,357
Accumulated deficit	(622,196)	(615,100)
Treasury stock, at cost; 886,774 shares at June 30, 2009 and 817,940 shares at March 31, 2009	(1,030)	(962)
Total stockholders’ equity	35,363	50,470
Total	$77,674	$72,329

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Revenue	$13,725	$7,524
Cost of goods sold	16,562	8,811
Gross loss	(2,837)	(1,287)
Operating expenses:
Research and development	761	1,984
Selling, general and administrative	6,223	6,746
Total operating expenses	6,984	8,730
Loss from operations	(9,821)	(10,017)
Interest income	8	202
Interest expense	(132)	—
Change in fair value of warrant liability	(5,197)	—
Loss before income taxes	(15,142)	(9,815)
Provision for income taxes	117	2
Net loss	$(15,259)	$(9,817)

Net loss per common share — basic and diluted	$(0.08)	$(0.07)

Weighted average shares used to calculate basic and diluted net loss per common share	184,000	151,000

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(15,259)	$(9,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	891	580
Amortization of deferred financing costs	19	—
Benefit for allowance for doubtful accounts and sales returns	(47)	(35)
Inventory write-down	431	156
Benefit for warranty expenses	(323)	(103)
Loss on disposal of equipment	—	4
Stock-based compensation	970	866
Change in fair value of warrant liability	5,197	—
Changes in operating assets and liabilities:
Accounts receivable	(2,613)	(521)
Inventories	2,397	(3,979)
Prepaid expenses and other assets	(154)	(638)
Accounts payable and accrued expenses	603	1,278
Accrued salaries and wages	(548)	(253)
Accrued warranty reserve	(380)	(222)
Deferred revenue	(347)	(13)
Other current liabilities	(815)	(1,274)
Net cash used in operating activities	(9,978)	(13,971)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(524)	(979)
Proceeds from disposal of equipment	—	20
Net cash used in investing activities	(524)	(959)
Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	5,140	—
Payment of deferred financing costs	(11)	—
Repayment of notes payable	(5)	(3)
Net proceeds from (cash used in) employee stock-based transactions	(35)	1,982
Net proceeds from issuance of common stock and warrants	11,320	—
Proceeds from exercise of common stock warrants	—	3,013
Net cash provided by financing activities	16,409	4,992
Net Increase (Decrease) in Cash and Cash Equivalents	5,907	(9,938)
Cash and Cash Equivalents, Beginning of Period	19,519	42,605
Cash and Cash Equivalents, End of Period	$25,426	$32,667
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$100	$—
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the three months ended June 30, 2009 and 2008, the Company purchased on account $199 and $330 of fixed assets, respectively.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, the Company’s microturbines can be used as battery charging generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2009 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. This Quarterly Report on Form 10-Q (the “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” year.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company had $59.1 million, or 611 units, in backlog, of which $54.8 million, or 487 units, is expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. The Company believes that existing cash and cash equivalents are sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if anticipated cash needs of the Company change, it is possible that the Company may decide to raise additional capital in the future. The Company could raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that might be needed if the Company’s cash needs change, the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

Certain reclassifications of $0.2 million were made to amounts previously reported as a result of reclassifying certain service costs from selling, general and administrative to cost of goods sold.

The Company has conducted a subsequent events review through August 10, 2009, the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at June 30, 2009.

3.  Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles —a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company determined this standard has no impact on the consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. The Company adopted SFAS No. 165 with no impact on its consolidated financial position or results of operations. See note 2 —Basis of Presentation for further discussion.

In April 2009, the FASB issued three related FSPs: (i) FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”); (ii) SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2” and “FSP 124-2”); and (iii) FSP 107-1 and Accounting Principals Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company adopted these FSPs with no impact on its consolidated financial position or results of operations. See note 10 —Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

In June 2008, the FASB issued EITF Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities” (“SFAS No. 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and is able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 affects the Company’s accounting for warrants with certain anti-dilution provisions. Warrants with certain anti-dilution provisions may no longer be recorded as equity. The Company adopted EITF 07-5 as of April 1, 2009. See note 10 —Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The Company determined this standard has no impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of the Company’s derivative instruments and hedging activities and their effects on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 impacts only the Company’s disclosure requirements and therefore will not have an impact on the Company’s consolidated financial position or results of operations. The Company adopted SFAS No. 161 and included the additional required disclosures. See note 10 —Fair Value Measurements, for disclosure of derivative instruments.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company determined this standard has no impact on the consolidated financial position or results of operations.

4.  Customer Concentrations and Accounts Receivable

Two customers accounted for 27% and 18% of revenue, respectively, for the first quarter of Fiscal 2010, totaling approximately 45% of revenue. For the first quarter of Fiscal 2009, two customers accounted for 32% and 13% of revenue, respectively, totaling approximately 45% of revenue.

Three customers accounted for 23%, 14% and 10% of net accounts receivable, respectively, as of June 30, 2009, totaling approximately 46% of net accounts receivable. One customer accounted for 29% of net accounts receivable as of March 31, 2009.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	June 30, 2009	March 31, 2009
	(In thousands)
Raw materials	$25,282	$27,353
Work in process	288	15
Finished goods	1,864	2,894
Total	27,434	30,262
Less non-current portion	4,775	5,883
Current portion	$22,659	$24,379

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2009	March 31, 2009
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$23,630	$23,472
Leasehold improvements	9,662	9,597
Molds and tooling	4,598	4,470
	37,890	37,539
Less accumulated depreciation and amortization	(28,986)	(28,107)
Total property, plant and equipment, net	$8,904	$9,432

7.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license, which has a gross carrying amount of $3.7 million. The balance of the intangible asset was $0.4 million as of June 30, 2009 and March 31, 2009. The intangible asset is being amortized over its estimated useful life of 17 years. The Company recorded amortization expense of $12,300 and $67,000 for the first quarter of Fiscal 2010 and 2009, respectively. The manufacturing license is scheduled to be fully amortized by Fiscal 2017 with corresponding amortization estimated to be $37,000 for the remainder of Fiscal 2010 and $49,300 for each of the fiscal years 2011 through 2017.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $11,400 and $8,600 were earned by the supplier for the first quarter of Fiscal 2010 and 2009, respectively. Earned royalties of $23,800 and $12,400 were unpaid as of June 30, 2009 and March 31, 2009, respectively, and are included in accrued expenses in the accompanying balance sheet.

8.  Stock-Based Compensation

As of June 30, 2009, the Company had outstanding 4,200,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). These stock options were granted at exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new officers and employees of the Company.  Included in the 4,200,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s Senior Vice President of Customer Service, 500,000 options granted to the Company’s former Vice President of Operations and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Additionally, the Company had outstanding 425,000 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new officers of the Company. Included in the 425,000 units were 250,000 units granted to the Company’s President and Chief Executive Officer, 100,000 units granted to the Company’s Executive Vice President of Sales and Marketing and 75,000 granted to the Company’s Senior Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of two or four years. For two year vesting, one-half of the units vests one year after the issuance date and the other half vests two years after the issuance date. For four year vesting, one-fourth vests annually beginning one year after the issuance date.

Valuation and Expense Information

For the first quarter of Fiscal 2010 and 2009, the Company recognized stock-based compensation expense of $1.0 million and $0.9 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Cost of goods sold	$149	$131
Research and development	158	163
Selling, general and administrative	663	572
Stock-based compensation expense	$970	$866

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Risk-free interest rates	3.4%	3.3%
Expected lives (in years)	4.9%	4.9%
Dividend yield	—	—
Expected volatility	100.6%	95.7%

The Company’s computation of expected volatility for the first quarter of Fiscal 2010 and 2009 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation is the Company’s estimated forfeiture rate. Equity-based compensation expense is based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in June 2009 and 2008 has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2009	9,210,374	$1.74
Granted	650,000	0.80
Exercised	(20,544)	0.33
Forfeited, cancelled or expired	(312,216)	1.89
Options outstanding at June 30, 2009	9,527,614	$1.67	7.18	$26,595

Options fully vested at June 30, 2009 and those expected to vest beyond June 30, 2009	8,698,220	$1.73	7.01	$20,987

Options exercisable at June 30, 2009	5,375,431	$2.09	6.06	$7,095

The weighted average per share grant date fair value of options granted during the first quarter of Fiscal 2010 was $0.80. During the first quarter of Fiscal 2009, the Company did not grant any options. The total intrinsic value of options exercised during the first quarter of Fiscal 2010 and 2009 was approximately $11,000 and $1.1 million, respectively. As of June 30, 2009, there was approximately $3.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.6 years.

During the first quarter of Fiscal 2010 and 2009, the Company issued a total of 12,315 and 5,066 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares was $0.68.

A summary of restricted stock unit activity for the first quarter of Fiscal 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2009	2,511,652	$1.05

Granted	232,200	0.79
Vested and issued	(171,883)	0.99
Forfeited	(88,619)	1.03

Nonvested restricted stock units outstanding at June 30, 2009	2,483,350	$1.03
Restricted stock units expected to vest beyond June 30, 2009	1,874,158	$0.83

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

The total fair value of restricted stock units vested and issued by the Company during the first quarter of Fiscal 2010 and 2009 was approximately $0.2 million and $0.5 million, respectively. The Company recorded expense of approximately $0.2 million associated with its restricted stock awards and units during the first quarter of Fiscal 2010 and 2009, respectively. As of June 30, 2009, there was approximately $2.1 million of total compensation cost related to nonvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.7 years.

9.  Registered Direct Offerings and Placements of Common Stock

Effective May 7, 2009, the Company completed a registered direct offering in which it sold 14.4 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. The seven-year warrants are immediately exercisable and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and net proceeds of $11.2 million after issuance costs. As of June 30, 2009, none of the warrants issued in May 2009 had been exercised.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of $32.0 million and proceeds, net of direct incremental costs, of the offering of $29.5 million. During the first quarter of Fiscal 2010, none of the warrants issued in September 2008 were exercised. The May 2009 offering triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following the May 2009 offering, the warrants issued in September 2008 and still outstanding represented warrants to purchase 7.1 million shares at an exercise price of $1.74 per share, all of which were outstanding as of June 30, 2009.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During the first quarter of Fiscal 2010, no warrants were exercised. During the first quarter of Fiscal 2009, warrants to purchase 2.3 million shares had been exercised resulting in proceeds of $3.0 million. The May 2009 offering triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following the May 2009 offering, the warrants issued in January 2007 and still outstanding represented warrants to purchase 16.6 million shares at an exercise price of $1.20 per share, all of which were outstanding as of June 30, 2009.

10. Fair Value Measurements

SFAS No. 157, establishes a framework for measuring fair value in generally accepted accounting principles. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described as follows:

Level 1. Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2. Inputs to the valuation methodology include:

• Quoted prices for similar assets or liabilities in active markets

• Quoted prices for identical or similar assets or liabilities in inactive markets

• Inputs other than quoted prices that are observable for the asset or liability

• Inputs that are derived principally from or corroborated by observable market data by correlation or other means

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value of the Company’s warrant liability (see note 9 -Registered Direct Offerings and Placements of Common Stock) recorded in the Company’s financial statements is determined using the Black-Scholes valuation method and the quoted price of the Company’s common stock in an active market, a level 2 input. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

Effective April 1, 2009 the Company adopted the provisions of EITF No. 07-5. EITF No. 07-5 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133. In accordance with EITF No. 07-5, warrants issued by the Company in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to the Company’s own stock, and therefore no longer qualify for the scope exception in SFAS No. 133 and must be accounted for as derivatives. These warrants were reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” On April 1, 2009, the Company recorded a cumulative effect adjustment for the adoption of EITF No. 07-5 based on the grant date fair value of the warrants issued in September 2008 and January 2007 that were outstanding at April 1, 2009 and the change in fair value of the warrant liability from the issuance date through April 1, 2009.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF No. 07-5 as of April 1, 2009 (in thousands):

	Additional Paid-In-Capital	Warrant Liability	Accumulated Deficit

Grant date fair value of previously issued warrants outstanding as of April 1, 2009	$14,750	$(14,750)	$—
Change in fair value of previously issued warrants outstanding as of April 1, 2009	—	(8,163)	(8,163)
Cumulative effect of change in accounting principle	$14,750	$(6,587)	$(8,163)

During the first quarter of Fiscal 2010, the Company sold and issued additional common stock with warrants that provide certain anti-dilution provisions for the holders. The fair value of these warrants, $5.5 million, was recorded as a liability at the time of issuance. The Company recorded a charge of $5.2 million to operations for the change in the fair value of the warrant liability during the first quarter of Fiscal 2010.

The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, revolving credit facility and notes payable, approximates fair value based on the short-term nature of those instruments.

In conjunction with common stock placements, the Company sold common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements (the “Agreements”) with Wells Fargo Bank, National Association. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement to maintain a specified minimum book worth, (b) a requirement not to exceed specified levels of losses, (c) a requirement to maintain a specified ratio of minimum cash balances to unreimbursed line of credit advances, and (d) limitations on the Company’s capital expenditures. As of March 31, 2009, the Company determined that it was not in compliance with two financial covenants.

On May 3, 2009, the Company received from Wells Fargo a waiver of the Company’s noncompliance with two financial covenants as of March 31, 2009 in the Agreements regarding its monthly book net worth and quarterly and annual net income. On June 9, 2009, the Company amended the Agreements to revise the financial covenants regarding monthly book net worth and quarterly and annual net income.

As a result of the Company’s adoption of EITF No. 07-5 and the increase in C1000 Series sales, which had lower introductory margins during the quarter, the Company was not in compliance with two financial covenants in the Agreements regarding its monthly book net worth and quarterly net income as of June 30, 2009. The Company is currently negotiating with Wells Fargo to amend the Agreements to consider the effects of the new accounting treatment related to the fair value of the Company’s warrant liability and the fluctuation of product mix.  If the Company cannot obtain the amendment or a waiver, the Company may not be able to draw additional funds under the Credit Facility and the Company will be required to pay additional interest of three percent above its contractual interest rate until the Company becomes compliant. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for the Credit Facility, which would be subject to seizure by Wells Fargo if the Company remains in default under the Agreements or is unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. The Company’s borrowing rate at June 30, 2009 was 3.25%.

The Company has incurred $0.2 million in origination fees. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of June 30 and March 31, 2009, $8.8 million and $3.7 million in borrowings was outstanding, respectively, under the Company’s $10.0 million Credit Facility. Interest expense related to the Credit Facility during the first quarter of Fiscal 2010 was $0.1 million, which includes $19,100 in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

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

Changes in accrued warranty reserve during the first quarter of Fiscal 2010 are as follows (in thousands):

Balance, March 31, 2009	$2,344
Warranty provision relating to products shipped during the period	121
Changes for accruals related to preexisting warranties or reliability repair programs	(444)
Deductions for warranty claims	(380)
Balance, June 30, 2009	$1,641

13.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”). The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200-kilowatt microturbine product (“C200”). Pursuant to the terms of the Development Agreement, UTCP will contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. UTCP earned $0.1 million in royalties for C200 system sales during the first quarter of Fiscal 2010. There were no C200 system sales in the same period last year. Earned royalties of $0.1 million were unpaid as of June 30, 2009 and are included in accrued expenses in the accompanying balance sheet. No royalties were unpaid as of June 30, 2008. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During Fiscal 2008, the Company achieved three of the development milestones and received $2.0 million for the systems requirements review, $2.5 million for the preliminary design review, and $2.5 million for the critical design review. During Fiscal 2009, the Company reached three additional development milestones and received $0.5 million for the physical verification, $1.5 million for the microturbine completion and $1.0 million for 90% completion of the qualification results milestone. During the first quarter of Fiscal 2010, the Company achieved the qualification results milestone and received $0.5 million. As of June 30, 2009, the Company had received $12.0 million and offset research and development (“R&D”) expenses with this funding. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. There were approximately $1.3 million and $2.0 million of such benefits for the first quarter of Fiscal 2010 and 2009, respectively. There were no in-kind services performed by UTCP under the cost-sharing program during the first quarter of Fiscal 2010. Such services performed by UTCP under the cost-sharing program during the first quarter of Fiscal 2009 were valued at $0.2 million and recorded as consulting expense within R&D expenses. As of June 30, 2009, the Company had received a total of $0.5 million of in-kind services. Funding in excess of expenses incurred is recorded in Other Current Liabilities. The program concluded in June 2009 and therefore there was no funding in excess of expenses recorded in Other Current Liabilities as of June 30, 2009. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. In addition to the Development Agreement, the Company entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2011. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in other long-term liabilities in the accompanying balance sheets. Deferred rent amounted to $0.2 million and $0.3 million at June 30, 2009 and March 31, 2009, respectively. Rent expense amounted to approximately $0.5 million during the first quarter of Fiscal 2010 and 2009, respectively.

Purchase Commitments

As of June 30, 2009, the Company had firm commitments to purchase inventories of approximately $14.4 million through Fiscal 2012. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

Agreements the Company has with some of its distributors and Authorized Service Companies (“ASCs”) require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, the Company is then required to replace the affected stock at no cost to the distributors or ASCs. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at ASCs. As of June 30, 2009 and March 31, 2009, no significant inventories were held at ASCs.

Legal Matters

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004 stipulation of partial settlement and release of claims against the issuer and individual defendants was submitted to the District Court. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against the Company and its individual defendants will be dismissed with prejudice. Because of the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain, and the Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “shortswing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds’ opening brief in the appeal is due on August 26, 2009; the Company and the underwriters’ responses and the underwriters’ brief in support of their cross-appeal are due on October 2, 2009; Simmonds’ reply brief and opposition to the cross-appeal are due on November 2, 2009; and the underwriters’ reply brief in support of their cross-appeals is due on November 17, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

15.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make these instruments antidilutive. As of June 30, 2009 and 2008, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 12.0 million and 10.4 million, respectively. As of June 30, 2009 and 2008, the number of warrants excluded from diluted net loss per common share computations was approximately 34.5 million and 16.2 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2009. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under Risk Factors in Item 1A of Part II of this Form 10-Q, under Risk Factors in our Annual Report on Form 10-K for Fiscal 2009 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”) and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. There are several technologies which are used to provide “on-site power generation” (also called “distributed generation”), such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they can provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors and our Authorized Service Companies (“ASCs”) install the microturbines. Service is provided directly by us through our Factory Protection Plan (“FPP”) or by our distributors and ASCs. Successful implementation of the microturbine relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. We offer microturbines from 30 kilowatts up to 1 megawatt in electric power output, designed for commercial, industrial, and utility users. Our 30-kilowatt (“C30”) microturbine can produce enough electricity to power a small convenience store. The 60 and 65 kilowatt (“C60 Series”) microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200-kilowatt (“C200”) microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization (“ISO”) sized container, Capstone has created a family of microturbine offerings from 600-kilowatts up to one megawatt in a compact footprint. Our 1000-kilowatt (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C60 Series and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our C60 Series was certified by the California Air Resources Board (“CARB”) to meet its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications. In March 2009, our 30-kilowatt microturbines successfully demonstrated ultra-low emissions by complying with the Environmental Protection Agency and CARB 2010 emissions requirements which reduced previous requirements for NOx by 86%, carbon monoxide (CO) by 98%, and volatile organic compounds (VOCs) by 98%.

An overview of our direction, targets and key initiatives follows:

1)

Focus on Vertical Markets— Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications, we identify specific targeted vertical market segments. Within each of these markets, we identify what we believe to be the critical factors to penetrating these markets and base our plans on those factors.

During the first quarter of Fiscal 2010, we booked total orders of $7.8 million for 86 units, or 7.2 megawatts, compared to $20.0 million for 230 units, or 21.8 megawatts, during the first quarter of Fiscal 2009. We shipped 80 units with an aggregate of 11.8 megawatts, generating revenue of $10.2 million compared to 89 units with an aggregate of 5.0 megawatts, generating revenue of $5.0 million during the first quarter of Fiscal 2009. Total backlog as of June 30, 2009 increased $16.4 million, or 38%, to $59.1 million from $42.7 million as of June 30, 2008. As of June 30, 2009, we had 611 units, or 67.4 megawatts, in total backlog compared to 567 units, or 46.2 megawatts, as of June 30, 2008. As of June 30, 2009, 487 units, or 63.7 megawatts, valued at $54.8 million, were current and expected to be shipped within the next twelve months compared to 523 units, or 44.9 megawatts, valued at $41.4 million as of June 30, 2008. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the first quarter of Fiscal 2010 were: 76% for use in CHP applications, 14% for use in resource recovery applications and 10% for use in other applications (including secure power).

The following table summarizes our backlog:

	As of June 30,
	2009		2008
	Megawatts	Units	Megawatts	Units
Current
C30	6.3	208	7.1	238
C60 Series	11.8	182	13.4	206
C200	12.2	61	13.4	67
C600	1.2	2	1.2	2
C800	7.2	9	0.8	1
C1000	25.0	25	9.0	9
Total Current Backlog	63.7	487	44.9	523

Long-term
C30	3.7	124	1.3	44
Total Long-term Backlog	3.7	124	1.3	44

Total Backlog	67.4	611	46.2	567

2)

Sales and Distribution Channels— We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 24 distributors and Original Equipment Manufacturers (“OEMs”). Internationally, outside of North America, we currently have 37 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3)

Service—We serve our customers directly and through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. In Fiscal 2009, we continued to present alternatives to customers under-served by our distributor and ASC base through Capstone factory direct service.

4)

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

6)

Cost and Core Competencies— We are making progress towards achieving overall cost improvements through design changes, automation, parts commonality across multiple product lines and by outsourcing areas not consistent with our core competencies. In conjunction with these changes, we launched a strategic supply chain initiative to develop suppliers on a global basis. The Company continues to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress diversifying our suppliers in the international “marketplace” as well as within the United States. We expect to leverage our costs as product volumes increase.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. We believe the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies (except as noted below) are described in greater detail in our Annual Report on Form 10-K for Fiscal 2009 and continue to include the following areas:

•	Impairment of long-lived assets, including intangible assets;

•	Inventory write-downs and classification of inventories;

•	Estimates of warranty obligations;

•	Sales returns and allowances;

•	Allowance for doubtful accounts;

•	Deferred tax assets and valuation allowance;

•	Stock-based compensation expense;

•	Loss contingencies; and

•	Fair value of financial instruments.

As discussed in note 10 —Fair Value Measurements, the Company adopted EITF No. 07-5, which requires that our warrants be accounted for as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.

The use of the Black-Scholes model requires us to make estimates of the following assumptions:

•

Expected volatility—The estimated stock price volatility was derived based upon the Company’s actual historic stock prices over the contractual life of the warrants, which represents the Company’s best estimate of expected volatility.

•	Risk-free interest rate—We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the warrant contractual life assumption as the risk-free interest rate.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenue.  Revenue is reported net of sales returns and allowances. Revenue for the first quarter of Fiscal 2010 increased $6.2 million, or 83%, to $13.7 million from $7.5 million for the first quarter of Fiscal 2009.

Revenue from microturbine product shipments increased $5.2 million, or 104%, to $10.2 million for 80 units during the first quarter of Fiscal 2010 from $5.0 million for 89 units during the first quarter of Fiscal 2009. Shipments of microturbine units were 11.8 megawatts during the first quarter of Fiscal 2010 compared to 5.0 megawatts during the first quarter of Fiscal 2009. Revenue from C30 product shipments decreased $0.4 million, or 40%, to $0.6 million for 16 units during the first quarter of Fiscal 2010 from $1.0 million for 21 units during the first quarter of Fiscal 2009. Shipments of C30 product were 0.5 megawatts during the first quarter of Fiscal 2010 compared to 0.6 megawatts during the first quarter of Fiscal 2009. Revenue from C60 Series product shipments decreased $0.6 million, or 15%, to $3.4 million for 53 units during the first quarter of Fiscal 2010 from $4.0 million for 68 units during the first quarter of Fiscal 2009. Shipments of C60 Series products were 3.5 megawatts during the first quarter of Fiscal 2010 compared to 4.4 megawatts during the first quarter of Fiscal 2009. Revenue from C200 product shipments was $0.5 million for three units, or 0.6 megawatts, during the first quarter of Fiscal 2010. There were no C200 product shipments in the same period last year. Revenue from C600 product shipments was $0.5 million for one unit, or 0.6 megawatts, during the first quarter of Fiscal 2010. There were no C600 product shipments in the same period last year. Revenue from C800 product shipments was $1.2 million for two units, or 1.6 megawatts, during the first quarter of Fiscal 2010. There were no C800 product shipments in the same period last year. Revenue from C1000 product shipments was $4.0 million for five units, or 5.0 megawatts, during the first quarter of Fiscal 2010. There were no C1000 product shipments in the same period last year. Revenue from accessories, parts and service during the first quarter of Fiscal 2010 increased $1.0 million to $3.5 million from $2.5 million during the first quarter of Fiscal 2009.

The overall revenue increase for the first quarter of Fiscal 2010 compared to the first quarter of Fiscal 2009 included a $2.8 million increase in revenue from the Asian market, a $2.3 million increase in revenue from the European market, a $0.9 million increase in revenue from the North American market and a $0.2 million increase in revenue from the South American market, all primarily the result of efforts to improve distribution channels. Overall microturbine product shipments decreased during the first quarter of Fiscal 2010 compared to the first quarter of Fiscal 2009, while the revenue for the same period increased as a result of the introduction of our new C200 and C1000 Series product lines. Product shipments decreased to 80 units for the first quarter of Fiscal 2010 compared to 89 units for the first quarter of Fiscal 2009, while megawatts increased to 11.8 megawatts from 5.0 megawatts compared to the same period last year. Average revenue per unit increased for the first quarter of Fiscal 2010 to $0.1 million compared to $56,000 per unit for the first quarter of Fiscal 2009. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Three Months Ended June 30,
	2009			2008
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.6	0.5	16	$1.0	0.6	21
C60 Series	3.4	3.5	53	4.0	4.4	68
C200	0.5	0.6	3	—	—	—
C600	0.5	0.6	1	—	—	—
C800	1.2	1.6	2	—	—	—
C1000 Series	4.0	5.0	5	—	—	—
Total from Microturbine Products	$10.2	11.8	80	$5.0	5.0	89
Accessories, Parts and Service	3.5	—	—	2.5	—	—
Total	$13.7	11.8	80	$7.5	5.0	89

Two customers accounted for 27% and 18% of our revenue, respectively, for the first quarter of Fiscal 2010, totaling approximately 45% of revenue. For the first quarter of Fiscal 2009, two customers accounted for 32% and 13% of our revenue, respectively, totaling approximately 45% of our revenue. Sales to Banking Production Centre (“BPC”), our Russian distributor, accounted for 27% and 32% of our revenue for the first quarter of Fiscal 2010 and 2009, respectively.

Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $2.8 million, or 21% of revenue, for the first quarter of Fiscal 2010 compared to $1.3 million, or 17% of revenue, for the first quarter of Fiscal 2009. The increase in gross loss reflects increased manufacturing costs of $1.1 million because of the product launch of the C200 and C1000 Series systems and decreased sales of C60 Series systems, resulting in a lower margin product mix of $0.7 million offset by reduced warranty expense of $0.3 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs. Warranty program estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available. The reduction of warranty expense of $0.3 million consisted of a $0.2 million decrease in the estimated cost of repair and a $0.2 million reduction in warranty programs because of actual repair of units and units subsequently covered by factory protection plans offset by an increase of $0.1 million as a result of warranty expense for unit shipments because of the introduction of the C200 and C1000 Series systems.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. We have taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development Expenses. R&D expenses include compensation, engineering department expenses and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2010 decreased $1.2 million, or 60%, to $0.8 million from $2.0 million for the first quarter of Fiscal 2009. R&D expenses are reported net of benefits from cost-sharing programs, such as the UTCP funding. There were approximately $1.3 million of such benefits for the first quarter of Fiscal 2010 and $2.0 million of such benefits for the first quarter of Fiscal 2009. There were no in-kind services performed by UTCP under the cost-sharing program during the first quarter of Fiscal 2010. In-kind services performed during the first quarter of Fiscal 2009 were valued at $0.2 million and recorded as consulting expense. The overall decrease in R&D expenses of $1.2 million resulted from decreased spending for consulting fees of $0.9 million, supplies of $0.6 million, labor costs of $0.2 million, and facilities expense of $0.1 million offset by reduced UTCP funding benefits of $0.7 million for the cost-sharing program. The UTCP cost-sharing program concluded in June 2009. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect to enter into at least one cost-sharing program in Fiscal 2010. If we do not enter into cost-sharing programs as expected, we will not incur some of the planned costs and, as a result, would expect our spending in Fiscal 2010 to be lower than that in Fiscal 2009.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses decreased $0.5 million, or 8%, to $6.2 million for the first quarter of Fiscal 2010 from $6.7 million for the first quarter of Fiscal 2009. The net decrease in SG&A expenses was comprised of a decrease of $0.7 million related to travel expense, $0.1 million in labor expense and $0.1 million of marketing expense offset by an increase of $0.3 million from a reversal of a loss contingency in the first quarter of Fiscal 2009 and an increase of $0.1 million in professional services expense, that includes accounting, legal and insurance expense. We expect SG&A costs in Fiscal 2010 to be slightly lower than in Fiscal 2009.

Interest Income. Interest income for the first quarter of Fiscal 2010 decreased $0.2 million, or 96%, to $8,000 from $0.2 million for the same period last year. The decrease during the period was attributable to lower average cash balances and lower interest rates over the same period last year. We expect interest income to decline for Fiscal 2010 as we continue to use cash to support our operations.

Interest Expense. Interest expense for the first quarter of Fiscal 2010 was $0.1 million. There was no interest expense during the first quarter of Fiscal 2009. Interest expense related to the revolving Credit Facility accounted for the increase in interest expense in Fiscal 2010. As of June 30, 2009, we had total debt of $8.8 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was $5.2 million for the first quarter of Fiscal 2010 due to the adoption of EITF No. 07-5 in Fiscal 2010. The change in fair value of the warrant liability reflects the change in the warrant liability during the first quarter of Fiscal 2010.

Income Taxes. Income taxes for the first quarter of Fiscal 2010 increased to $0.1 million from $2,000 for the same period last year. The increase during the period was related to service activity in Mexico that exceeded certain thresholds that did not occur during the first quarter of Fiscal 2009. We do not expect a significant amount of income tax expense for the remainder of Fiscal 2010 as the current agreement with this customer in Mexico expires in August 2009.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for Fiscal 2010 include approximately $3.6 million for rental units and plant and equipment costs related to manufacturing and operations. The majority of the $3.6 million relates to the rental units, which can be built primarily from inventory on hand. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances increased $5.9 million during the first quarter of Fiscal 2010, compared to a decrease of $9.9 million for the first quarter of Fiscal 2009. The cash was used in:

Operating Activities.  During the first quarter of Fiscal 2010, we used $9.9 million in cash in our operating activities, which consisted of a net loss for the period of $15.3 million, and cash used for working capital of $1.9 million offset by non-cash adjustments (primarily change in fair value of warrant liability, depreciation, warranty, stock-based compensation and inventory charges) of $7.1 million. During the same period last year, operating cash usage was $14.0 million, which consisted of a net loss for the period of $9.8 million and cash used for working capital of $5.6 million, offset by non-cash adjustments of $1.4 million. The decrease in working capital cash usage of $3.7 million is primarily attributable to inventory which has decreased by $6.4 million as a result of our initiatives to reduce inventory. Additionally, accounts receivable increased $2.1 million because of higher sales occurring at the end of the period and the timing of collections, net accounts payable increased $1.2 million because of purchases of inventory, and warranty claims spending increased $0.2 million because of the introduction of the C200 and C1000 Series systems. Additionally, the change in working capital cash usage is attributable to a $0.5 million decrease in other current liabilities because of the completion of certain UTCP Development Agreement milestones.

Investing Activities.  Net cash used in investing activities relates primarily to the acquisition of fixed assets of $0.5 million and $1.0 million for the first quarter of Fiscal 2010 and 2009, respectively. Our cash usage for investing activities has been relatively low related to capital expenditures.

Financing Activities.  During the first quarter of Fiscal 2010, we generated $16.4 million from financing activities compared to cash generated during the first quarter of Fiscal 2009 of $5.0 million. The funds generated from financing activities in the first quarter of Fiscal 2010 were primarily the result of a registered offering of our common stock, which was completed effective May 7, 2009. Pursuant to the offering, we issued a total of 14.4 million shares of common stock and warrants to purchase 10.8 million shares of common stock with an exercise price of $0.95 per share, resulting in gross proceeds of approximately $12.5 million. We incurred approximately $1.3 million in direct costs in connection with the offering. We generated additional financing from our credit facility with Wells Fargo by continually drawing down our line of credit when funds were available. Repurchases of shares for employee taxes on vesting of restricted units, net of the cash received upon the exercise of stock options and warrants and employee stock purchases, resulted in a slight amount of cash used during the first quarter of Fiscal 2010 compared with $5.2 million of cash yielded during the first quarter of Fiscal 2009.

We maintain two Credit and Security Agreements (the “Agreements”) with Wells Fargo. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner. As of June 30 and March 31, 2009, $8.8 million and $3.7 million in borrowings were outstanding, respectively, under the Company’s $10.0 million Credit Facility.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, our capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of our assets, (f) change our accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement to maintain a specified minimum book worth, (b) a requirement not to exceed specified levels of losses, (c) a requirement to maintain a specified ratio of minimum cash balances to unreimbursed line of credit advances, and (d) limitations on our capital expenditures. As of March 31, 2009, we determined that we were not in compliance with two financial covenants.

On May 3, 2009, we received from Wells Fargo a waiver of our noncompliance with two financial covenants as of March 31, 2009 in the Agreements regarding our monthly book net worth and quarterly and annual net income. On June 9, 2009, we amended the Agreements to revise the financial covenants regarding monthly book net worth and quarterly and annual net income.

As a result of our adoption of EITF No. 07-5 and the increase in C1000 Series sales, which had lower introductory margins during the quarter, we were not in compliance with two financial covenants in the Agreements regarding our monthly book net worth and quarterly net income as of June 30, 2009. We are currently negotiating with Wells Fargo to amend the Agreements to consider the effects of the new accounting treatment related to the fair value of our warrant liability and the fluctuation of product mix.  If we cannot obtain the amendment or a waiver, we may not be able to draw additional funds under the Credit Facility and we will be required to pay additional interest of three percent above the contractual interest rate until we become compliant. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral for the Credit Facility, which would be subject to seizure by Wells Fargo if we remain in default under the Agreements or are unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.

Except for scheduled payments made on operating leases during the first quarter of Fiscal 2010, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2009.

We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, even if we are required to repay all amounts outstanding under our credit facility in the event that Wells Fargo accelerates the debt as a result of our noncompliance with the covenants in the credit facility. However, if our anticipated cash needs change, it is possible that we may decide to raise additional capital in the future. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles —a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. We determined this standard has no impact on the consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. We adopted SFAS No. 165 with no impact on our consolidated financial position or results of operations. See note 2 —Basis of Presentation for further discussion.

In April 2009, the FASB issued three related FSPs: (i) FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) (ii) SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2” and “FSP 124-2”); and (iii) FSP 107-1 and Accounting Principals Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. We adopted these FSPs with no impact on our consolidated financial position or results of operations. See note 10 -Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

In June 2008, the FASB issued EITF Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities” (“SFAS No. 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and is able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 affects our accounting for warrants with certain anti-dilution provisions. Warrants with certain anti-dilution provisions may no longer be recorded as equity. We adopted EITF No. 07-5 as of April 1, 2009. See note 10 —Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. We determined this standard has no impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of the Company’s derivative instruments and hedging activities and their effects on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 impacts only the Company’s disclosure requirements and therefore will not have an impact on the Company’s consolidated financial position or results of operations. We adopted SFAS No. 161 and included the additional required disclosures. See note 10 —Fair Value Measurements, for disclosure of derivative instruments.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We determined this standard has no impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for Fiscal 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the first quarter of Fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004 stipulation of partial settlement and release of claims against the issuer and individual defendants was submitted to the District Court. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against the Company and its individual defendants will be dismissed with prejudice. Because of the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain, and we believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “shortswing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds’ opening brief in the appeal is due on August 26, 2009; the Company and the underwriters’ responses and the underwriters’ brief in support of their cross-appeal are due on October 2, 2009; Simmonds’ reply brief and opposition to the cross-appeal are due on November 2, 2009; and the underwriters’ reply brief in support of their cross-appeals is due on November 17, 2009. We believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

From time to time, the Company may become subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. Other than the matters discussed above, we are not a party to any other material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the Year Ended March 31, 2009 except for the following update to a previously disclosed risk factor:

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

On May 3, 2009, we received from Wells Fargo Bank, National Association (“Wells Fargo”) a waiver of our noncompliance with two financial covenants as of March 31, 2009 in the credit facility agreements regarding our monthly book net worth and quarterly net income. On June 9, 2009, we amended the credit facility agreements to revise the financial covenants regarding our monthly book net worth and quarterly and annual net income.

As of June 30, 2009 we were out of compliance with two financial covenants. We are currently negotiating with Wells Fargo to amend the credit facility agreements to consider the effects of the new accounting treatment related to the fair value of our warrant liability and the fluctuation of product mix.  If we cannot obtain the amendment or a waiver, we may not be able to draw additional funds under the credit facility agreements and we will be required to pay additional interest of three percent above the contractual interest rate until we become compliant. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral for the credit facility agreements, which would be subject to seizure by Wells Fargo if we remain in default under the credit facility agreements or are unable to repay the indebtedness.  Wells Fargo also has the option to terminate the credit facility agreements or accelerate the indebtedness during a period of noncompliance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
1	Placement Agency Agreement, dated as of May 4, 2009, between Capstone Turbine Corporation and Lazard Capital Markets LLC (a)
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
4.1	Specimen stock certificate (d)
4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (e)
4.3	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock
4.4	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC (e)
4.5	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC (f)
4.6	Form of Warrant (a)
10.1	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009 (g)
10.2	Amended and Restated Change of Control Severance Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009 (g)
10.3	Form of Subscription Agreement (a)
10.4	First Amendment to Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009 (g)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 4, 2009 (File No. 001-15957).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(d)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, dated July 10, 2008 (File No. 001-15957).

(g)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K, dated June 15, 2009 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 10, 2009

Exhibit Index

Exhibit Number	Description
1	Placement Agency Agreement, dated as of May 4, 2009, between Capstone Turbine Corporation and Lazard Capital Markets LLC (a)
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
4.1	Specimen stock certificate (d)
4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (e)
4.3	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock
4.4	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC (e)
4.5	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC (f)
4.6	Form of Warrant (a)
10.1	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009 (g)
10.2	Amended and Restated Change of Control Severance Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009 (g)
10.3	Form of Subscription Agreement (a)
10.4	First Amendment to Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009 (g)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 4, 2009 (File No. 001-15957).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(d)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, dated July 10, 2008 (File No. 001-15957).

(g)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K, dated June 15, 2009 (File No. 001-15957).