Form 10-Q
period 2009-09-30
CAPSTONE TURBINE CORP
filed 2009-11-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2009 was 196,268,929.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
(Unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$24,001	$19,519
Accounts receivable, net of allowance for doubtful accounts and sales returns of $699 at September 30, 2009 and $644 at March 31, 2009	14,959	10,871
Inventories	21,043	24,379
Prepaid expenses and other current assets	1,926	1,515
Total current assets	61,929	56,284
Property, plant and equipment, net	8,823	9,432
Non-current portion of inventories	4,460	5,883
Intangible asset, net	387	411
Other assets	298	319
Total	$75,897	$72,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$14,226	$11,484
Accrued salaries and wages	1,490	2,062
Accrued warranty reserve	1,676	2,344
Deferred revenue	1,894	1,171
Revolving credit facility	7,940	3,654
Current portion of notes payable and capital lease obligations	138	13
Warrant liability	28,705	—
Other current liabilities	—	815
Total current liabilities	56,069	21,543
Long-term portion of notes payable and capital lease obligations	117	28
Other long-term liabilities	237	288
Commitments and contingencies (Note 14)	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 197,004,838 shares issued and 196,109,428 shares outstanding at September 30, 2009; 174,888,521 shares issued and 174,070,581 shares outstanding at March 31, 2009	197	175
Additional paid-in capital	674,393	666,357
Accumulated deficit	(654,077)	(615,100)
Treasury stock, at cost; 895,410 shares at September 30, 2009 and 817,940 shares at March 31, 2009	(1,039)	(962)
Total stockholders’ equity	19,474	50,470
Total	$75,897	$72,329

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue	$15,522	$13,121	$29,247	$20,645
Cost of goods sold	18,520	13,448	35,082	22,074
Gross loss	(2,998)	(327)	(5,835)	(1,429)
Operating expenses:
Research and development	2,271	2,017	3,032	4,001
Selling, general and administrative	6,840	7,720	13,063	14,651
Total operating expenses	9,111	9,737	16,095	18,652
Loss from operations	(12,109)	(10,064)	(21,930)	(20,081)
Interest income	—	153	8	355
Interest expense	(143)	—	(275)	—
Change in fair value of warrant liability	(19,558)	—	(24,755)	—
Loss before income taxes	(31,810)	(9,911)	(46,952)	(19,726)
Provision for income taxes	71	—	188	2
Net loss	$(31,881)	$(9,911)	$(47,140)	$(19,728)

Net loss per common share — basic and diluted	$(0.17)	$(0.06)	$(0.25)	$(0.13)

Weighted average shares used to calculate basic and diluted net loss per common share	191,170	159,240	187,480	154,990

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(47,140)	$(19,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,702	1,222
Amortization of deferred financing costs	40	—
Provision for allowance for doubtful accounts and sales returns	168	58
Inventory write-down	617	395
Provision for warranty expenses	461	201
Loss on disposal of equipment	—	4
Stock-based compensation	1,867	1,783
Change in fair value of warrant liability	24,755	—
Changes in operating assets and liabilities:
Accounts receivable	(4,256)	(4,146)
Inventories	4,142	(9,977)
Prepaid expenses and other assets	(374)	(1,340)
Accounts payable and accrued expenses	2,982	3,911
Accrued salaries and wages and long term liabilities	(623)	322
Accrued warranty reserve	(1,129)	(471)
Deferred revenue	723	232
Other current liabilities	(815)	(2,118)
Net cash used in operating activities	(16,880)	(29,652)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,085)	(2,789)
Proceeds from disposal of equipment	—	20
Net cash used in investing activities	(1,085)	(2,769)
Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	4,286	—
Payment of deferred financing costs	(56)	—
Repayment of notes payable and capital lease obligations	(10)	(8)
Net proceeds from employee stock-based transactions	113	2,171
Net proceeds from issuance of common stock and warrants	11,611	29,518
Proceeds from exercise of common stock warrants	6,503	4,123
Net cash provided by financing activities	22,447	35,804
Net Increase in Cash and Cash Equivalents	4,482	3,383
Cash and Cash Equivalents, Beginning of Period	19,519	42,605
Cash and Cash Equivalents, End of Period	$24,001	$45,988
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$221	$—
Income taxes	$2	$2
Supplemental Disclosures of Non-Cash Information:
During the six months ended September 30, 2009, the Company purchased $224 of capital expenditures that were funded by capital lease borrowings.
Included in accounts payable at September 30, 2009 and 2008, is $131 and $511 of fixed asset purchases.
During the six months ended September 30, 2008, the Company purchased fixed assets in consideration for the issuance of a note payable of $40.

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company had $59.3 million, or 602 units, in backlog, of which $55.9 million, or 503 units, is expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. The Company believes that existing cash and cash equivalents are sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if anticipated cash needs of the Company change, it is possible that the Company may decide to raise additional capital in the future. The Company could raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that might be needed if the Company’s cash needs change, the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

The Company has conducted a subsequent events review through November 9, 2009, the date the financial statements were issued. The Company maintains two Credit and Security Agreements (the “Agreements”) with Wells Fargo Bank, National Association. On November 5, 2009, the Company received a waiver of the Company’s noncompliance with the financial covenant in the Agreements regarding its net worth and a second financial covenant regarding its net income. The Company also amended the Agreements to reflect the effects of the new accounting treatment related to fair value of the Company’s warrant liability and the fluctuation of product mix, effective September 30, 2009. See Note 11 —Revolving Credit Facility for further discussion.

3.  Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” in establishing the criteria for separating consideration in multiple-element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific evidence or other third-party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. The Company is evaluating any impact that the adoption of this updated guidance may have on the Company’s consolidated financial position or results of operations.

Effective July 1, 2009, the Company adopted the FASB ASC 105, “Generally Accepted Accounting Principles — Overall” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue any new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. The Company adopted ASC 855 with no impact on its consolidated financial position or results of operations. See Note 2 —Basis of Presentation for further discussion.

In April 2009, the FASB issued updated guidance of ASC 820, “Fair Value Measurements.” The updated guidance is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The updated guidance also enhances the disclosure of instruments for both interim and annual periods. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations. See Note 10 —Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

In June 2008, the FASB issued updated guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”), that is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The updated guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The updated guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and is able to qualify for the scope exception. The adoption of this updated guidance affects the Company’s accounting for warrants with certain anti-dilution provisions. Warrants with certain anti-dilution provisions may no longer be recorded as equity. The Company adopted this updated guidance as of April 1, 2009. See Note 10 —Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

In April 2008, the FASB issued updated guidance of ASC 350, “Intangibles — Goodwill and Other,” removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of  the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations,” and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-

life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

In March 2008, the FASB issued updated guidance of ASC 815, “Derivatives and Hedging” which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This updated guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of the Company’s derivative instruments and hedging activities and their effects on the Company’s financial position, financial performance, and cash flows. This updated guidance applies to all derivative instruments, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. The updated guidance impacts only the Company’s disclosure requirements and therefore will not have an impact on the Company’s consolidated financial position or results of operations. The Company adopted this updated guidance and included the additional required disclosures. See Note 10 —Fair Value Measurements, for disclosure of derivative instruments.

In December 2007, the FASB issued updated guidance of ASC 810, “Consolidation.” This updated guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The updated guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This updated guidance is effective for fiscal years beginning after December 15, 2008. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

4.  Customer Concentrations and Accounts Receivable

Three customers accounted for 20%, 14% and 12% of revenue, respectively, for the three months ended September 30, 2009, totaling approximately 46% of revenue. For the three months ended September 30, 2008, three customers accounted for 18% and 12% and 10% of revenue, respectively, totaling approximately 40% of revenue.

Two customers accounted for 23% and 16% of revenue, respectively, for the six months ended September 30, 2009, totaling approximately 39% of revenue. For the six months ended September 30, 2008, two customers accounted for 17% and 13% of revenue, respectively, totaling approximately 30% of revenue.

Two customers accounted for 23% and 10% of net accounts receivable, respectively, as of September 30, 2009, totaling approximately 33% of net accounts receivable. One customer accounted for 29% of net accounts receivable as of March 31, 2009.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	September 30, 2009	March 31, 2009
	(In thousands)
Raw materials	$24,067	$27,353
Work in process	547	15
Finished goods	889	2,894
Total	25,503	30,262
Less non-current portion	4,460	5,883
Current portion	$21,043	$24,379

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2009	March 31, 2009

(In thousands)

Machinery, rental equipment, equipment, automobiles and furniture	$24,039	$23,472
Leasehold improvements	9,689	9,597
Molds and tooling	4,880	4,470
	38,608	37,539
Less accumulated depreciation and amortization	(29,785)	(28,107)
Total property, plant and equipment, net	$8,823	$9,432

During the three months ended September 30, 2009, the Company determined the depreciation of its leasehold improvements had changed from an original estimate of eight years to a revised estimate of 9.1 years because of the extension of lease terms for both manufacturing facilities located in Chatsworth and Van Nuys, California. This change in the estimated depreciation of the leasehold improvements resulted in a decrease in the annual depreciation from $1.3 million per year to $0.9 million per year in Fiscal 2010, a decrease from $0.8 million per year to $0.5 million per year in Fiscal 2011, an increase from $0.2 million per year to $0.5 million per year in Fiscal 2012, an increase from $23,000 per year to $0.4 million per year in Fiscal 2013, and an increase from $22,000 per year to $0.1 million per year in Fiscal 2014.

7.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license, which has a gross carrying amount of $3.7 million. The balance of the intangible asset was $0.4 million as of September 30, 2009 and March 31, 2009. The intangible asset is being amortized over its estimated useful life of 17 years. The Company recorded amortization expense of $12,300 and $24,600 for the three and six months ended September 30, 2009, respectively. The Company recorded amortization expense of $67,000 and $0.1 million for the three and six months ended September 30, 2008, respectively. The manufacturing license is scheduled to be fully amortized by Fiscal 2017 with corresponding amortization estimated to be $24,700 for the remainder of Fiscal 2010 and $49,300 for each of the fiscal years 2011 through 2017.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $14,800 and $17,700 were earned by the supplier for the three months ended September 30, 2009 and 2008, respectively. Royalties of $26,200 and $26,300 were earned by the supplier for the six months ended September 30, 2009 and 2008, respectively. Earned royalties of $14,800 and $12,400 were unpaid as of September 30, 2009 and March 31, 2009, respectively, and are included in accrued expenses in the accompanying balance sheet.

8.  Stock-Based Compensation

As of September 30, 2009, the Company had outstanding 3,700,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). These stock options were granted at exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new officers and employees of the Company.  Included in the 3,700,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s Senior Vice President of Customer Service and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Additionally, the Company had outstanding 425,000 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new officers of the Company. Included in the 425,000 units were 250,000 units granted to the Company’s President and Chief Executive Officer, 100,000 units granted to the Company’s Executive Vice President of Sales and Marketing and 75,000 granted to the Company’s Senior Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of two or four years. For restricted stock units with two year vesting, one-half of such units vest one year after the issuance date and the other half vest two years after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date.

Valuation and Expense Information

For each of the three months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense of $0.9 million. For the six months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense of $1.9 million and $1.8 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold	$62	$125	$211	$256
Research and development	158	156	316	319
Selling, general and administrative	677	636	1,340	1,208
Stock-based compensation expense	$897	$917	$1,867	$1,783

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rates	3.5%	3.0%	2.9%	3.0%
Expected lives (in years)	4.9	4.9	4.9	4.9
Dividend yield	—%	—%	—%	—%
Expected volatility	91.8%	98.2%	87.2%	96.3%

The Company’s computation of expected volatility for the three and six months ended September 30, 2009 and 2008 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the three and six months ended September 30, 2009 and 2008 has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2009	9,210,374	$1.74
Granted	730,000	0.84
Exercised	(195,544)	0.84
Forfeited, cancelled or expired	(761,133)	2.40
Options outstanding at September 30, 2009	8,983,697	$1.63	7.43	$1,701,057
Options fully vested at September 30, 2009 and those expected to vest beyond September 30, 2009	8,296,862	$1.68	7.32	$1,471,466

Options exercisable at September 30, 2009	5,101,314	$2.04	6.63	$556,244

The weighted average per share grant date fair value of options granted during the three months ended September 30, 2009 and 2008 was $1.19 and $2.03, respectively. The weighted average per share grant date fair value of options granted during the six months ended September 30, 2009 and 2008 was $0.84 and $2.03, respectively. The total intrinsic value of options exercised during each of the three months ended September 30, 2009 and 2008 was approximately $0.1 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2009 and 2008 was approximately $0.1 million and $1.3 million, respectively. As of September 30, 2009, there was approximately $2.7 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.42 years.

During the six months ended September 30, 2009 and 2008, the Company issued a total of 17,660 and 15,722 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for the shares issued during the six months ended September 30, 2009 and 2008 was $0.89 and $3.06, respectively.

A summary of restricted stock unit activity for the six months ended September 30, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2009	2,511,652	$1.05

Granted	238,417	0.80
Vested and issued	(194,954)	1.00
Forfeited	(107,885)	1.25

Nonvested restricted stock units outstanding at September 30, 2009	2,447,230	$1.10
Restricted stock units expected to vest beyond September 30, 2009	1,929,701	$1.32

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the three months ended September 30, 2009 and 2008 was approximately $25,000 and $0.2 million, respectively. The total fair value of restricted stock units vested and issued by the Company during the six months ended September 30, 2009 and 2008 was approximately $0.2 million and $0.7 million, respectively. The Company recorded expense of approximately $0.2 million associated with its restricted stock awards and units during each of the three months ended September 30, 2009 and 2008, respectively. The Company recorded expense of approximately $0.4 million associated with its restricted stock awards and units during each of the six months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was approximately $1.8 million of total compensation cost related to nonvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.48 years.

9.  Registered Direct Offerings and Placements of Common Stock

Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders (the “Holders”) of warrants to purchase an aggregate of 7.2 million shares of the Company’s common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the “Initial Warrants”). These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10 —Fair Value Measurements for disclosure regarding the fair value of financial instruments. Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of Common Stock (the “New Warrants”) in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. The modification of these warrants resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the New Warrants acquired by the Holders was $0.0625 per share of Common Stock, and the exercise price of the New Warrants is $1.42 per share. The seven-year New Warrants are exercisable during the period beginning on September 17, 2009 and continuing through May 7, 2016 and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $0.4 million. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million. As of September 30, 2009, none of the New Warrants had been exercised.

Effective May 7, 2009, the Company completed a registered direct placement in which it sold 14.4 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10 —Fair Value Measurements for disclosure regarding the fair value of financial instruments. The seven-year warrants are immediately exercisable and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million. Warrants to purchase 3.6 million shares at an exercise price of $0.95 per share issued in May 2009 were outstanding as of September 30, 2009.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10 —Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. During the six months ended September 30, 2009, none of the warrants issued in September 2008 were exercised. The May 2009 and September 2009 common stock and warrant transactions triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of September 30, 2009 represented warrants to purchase 7.1 million shares at an exercise price of $1.73 per share.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10 —Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During the six months ended September 30, 2009, no warrants were exercised. During the six months ended September 30, 2008, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. The May 2009 common stock and warrant transaction triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, the warrants issued in January 2007 and still outstanding as of September 30, 2009 represented warrants to purchase 16.6 million shares at an exercise price of $1.20 per share.

10. Fair Value Measurements

The FASB has established a framework for measuring fair value in generally accepted accounting principles. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

Effective April 1, 2009 the Company adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued by the Company in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to the Company’s own stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants were reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” On April 1, 2009, the Company recorded a cumulative effect adjustment based on the grant date fair value of the warrants issued in September 2008 and January 2007 that were outstanding at April 1, 2009 and the change in fair value of the warrant liability from the issuance date through April 1, 2009.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of the amendment as of April 1, 2009 (in thousands):

	Additional Paid-In-Capital	Warrant Liability	Accumulated Deficit

Grant date fair value of previously issued warrants outstanding as of April 1, 2009	$14,750	$(14,750)	$—
Change in fair value of previously issued warrants outstanding as of April 1, 2009	—	(8,163)	(8,163)
Cumulative effect of change in accounting principle	$14,750	$(6,587)	$(8,163)

During the three months and six months ended September 30, 2009, the Company sold and issued additional warrants that provide certain anti-dilution protections for the Holders. See Note 9 —Registered Direct Offerings and Placements of Common Stock for further discussion. The fair value of these warrants of $9.3 million, which includes the effect of anti-dilution adjustments on outstanding warrants, was recorded as a charge under the caption “Change in fair value of warrant liability.” The Company recorded a total charge of $19.6 million and $24.8 million for the change in the fair value of the warrant liability during the three months and six months ended September 30, 2009, respectively.

The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, revolving credit facility and notes payable, approximates fair value based on the short-term nature of those instruments.

From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

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

As of March 31, 2009, the Company determined that it was not in compliance with financial covenants regarding its net worth and net income. On May 3, 2009, the Company received from Wells Fargo a waiver of the Company’s noncompliance with these two financial covenants as of March 31, 2009 and on June 9, 2009, the Company amended the Agreements to revise these covenants.

On September 22, 2009, the Company received from Wells Fargo a notice of default of the Company’s noncompliance with the financial covenant in the Agreements regarding its net worth as of June 30, 2009 and July 31, 2009 and a second financial covenant regarding its net income as of June 30, 2009.  On October 28, 2009, the Company received an additional notice of default regarding the Company’s noncompliance with the net worth covenant as of August 31, 2009.  These defaults were the result of the Company’s adoption of ASC 815 and the increase in C1000 Series sales, which had lower initial margins during the six months ended September 30, 2009. On November 5, 2009, the Company received from Wells Fargo a waiver of the Company’s noncompliance with these covenants.

On November 5, 2009, the Company also amended the financial covenants in the Agreements to reflect the effects of the new accounting treatment related to fair value of the Company’s warrant liability and the fluctuation of product mix, effective September 30, 2009. As a result of the amendment, the Company was in compliance with the amended financial covenants as of September 30, 2009. If the Company had not obtained the waivers and amended the Agreements, it would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company was in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. The Company’s borrowing rate at September 30, 2009 was 7.5%.

The Company has incurred $0.2 million in origination fees. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of September 30 and March 31, 2009, $7.9 million and $3.7 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the three months ended September 30, 2009 was $0.1 million, which includes $21,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the six months ended September 30, 2009 was $0.2 million, which includes $40,000 in amortization of deferred financing costs.

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

Changes in accrued warranty reserve during the six months ended September 30, 2009 are as follows (in thousands):

Balance, March 31, 2009	$2,344
Warranty provision relating to products shipped during the period	193
Changes for accruals related to preexisting warranties or reliability repair programs	268
Deductions for warranty claims	(1,129)
Balance, September 30, 2009	$1,676

13.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”). The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200-kilowatt microturbine product (“C200”). Pursuant to the terms of the Development Agreement, UTCP agreed to contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company agreed to pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. UTCP earned $73,000 and $66,000 in royalties for C200 system sales during the three months ended September 30, 2009 and 2008, respectively. Earned royalties of $0.1 million and $66,000 were unpaid as of September 30, 2009 and 2008, respectively, and are included in accrued expenses in the accompanying balance sheets. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During Fiscal 2008, the Company achieved three of the development milestones and received $2.0 million for the systems requirements review, $2.5 million for the preliminary design review, and $2.5 million for the critical design review. During Fiscal 2009, the Company reached three additional development milestones and received $0.5 million for the physical verification, $1.5 million for the microturbine completion and $1.0 million for 90% completion of the qualification results milestone. During the three months ended June 30, 2009, the Company achieved the qualification results milestone and received $0.5 million. At June 30, 2009, the Company had received $12.0 million and offset research and development (“R&D”) expenses with this funding. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. There were no such benefits for the three months ended September 30, 2009. There were approximately $2.3 million of such benefits for the three months ended September 30, 2008, which included $0.1 million of in-kind services performed by UTCP under the cost-sharing program for the three months ended September 30, 2008. For the six months ended September 30, 2009, the Company recognized approximately $1.3 million of such benefits and there were no in-kind services for the three months ended September 30, 2009. For the six months ended September 30, 2008, the Company recognized approximately $4.4 million of such benefits, which included $0.3 million of in-kind services performed by UTCP under the cost-sharing program for the six months ended September 30, 2008. In-kind services performed by UTCP under the cost-sharing program are recorded as consulting expense within R&D expenses. Funding in excess of expenses incurred is recorded in Other Current Liabilities. The program concluded in June 2009 and therefore there was no funding in excess of expenses recorded in Other Current Liabilities as of September 30, 2009. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. In addition to the Development Agreement, the Company entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2015. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in other long-term liabilities in the accompanying balance sheets. Deferred rent was approximately $0.2 million and $0.3 million at September 30, 2009 and March 31, 2009, respectively. Rent expense was approximately $0.6 million during each of the three months ended September 30, 2009 and 2008, respectively. During each of the six months ended September 30, 2009 and 2008, rent expense was approximately $1.1 million, respectively.

On August 27, 2009, the Company entered into a second amendment (the “Chatsworth Amendment”) to the Lease Agreement, dated December 1, 1999, for leased premises used by the Company for primary office space, engineering testing and manufacturing located in Chatsworth, California. The Chatsworth Amendment extends the term of the Lease Agreement from May 31, 2010 to July 31, 2014. The Company has two 5-year options to extend the term of the Lease Agreement beyond July 31, 2014. The Chatsworth Amendment also sets the monthly base rent payable by the Company under the Lease Agreement at $67,000 per month, with an annual increase in the base rent on August 1, 2010, August 1, 2011, August 1, 2012 and August 1, 2013. On such dates, the base rent shall increase by 5% of the base rent in effect at the time of the increase or a percentage equivalent to the increase in the Consumer Price Index, whichever is greater.

On August 11, 2009, the Company entered into a second amendment (the “Van Nuys Amendment”) to the Lease Agreement, dated September 25, 2000, for leased premises used by the Company for engineering testing and manufacturing located in Van Nuys, California.  The Van Nuys Amendment extends the term of the Lease Agreement from November 30, 2010 to December 31, 2012. The Company has one 5-year option to extend the term of the Lease Agreement beyond December

31, 2012. The Van Nuys Amendment also adjusts the monthly base rent payable by the Company under the Lease Agreement to the following: $51,000 per month from April 1, 2009 through September 30, 2010; $56,000 per month from October 1, 2010 through December 31, 2011; and $60,000 per month from January 1, 2010 through December 31, 2012.

At September 30, 2009, the Company’s minimum commitments under non-cancelable operating leases were as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2010	$1,937
2011	1,715
2012	1,545
2013	1,383
2014	840
Thereafter	280
Total minimum lease payments	$7,700

During the three months ended September 30, 2009, the Company entered into a 24-month capital lease to finance $61,000 of computer equipment and 18-month capital lease to finance $163,000 for a forklift.

Purchase Commitments

As of September 30, 2009, the Company had firm commitments to purchase inventories of approximately $16.9 million through Fiscal 2012. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

Agreements the Company has with some of its distributors and Authorized Service Companies (“ASCs”) require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, the Company is then required to replace the affected stock at no cost to the distributors or ASCs. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at ASCs. As of September 30, 2009 and March 31, 2009, no significant inventories were held at ASCs.

Legal Matters

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004 a stipulation of partial settlement and release of claims against the issuer and individual defendants was submitted to the District Court. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the time to file an appeal of final approval of the settlement has not run, the ultimate outcome of the matter is uncertain, and the Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “shortswing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds’ reply brief and opposition to the cross-appeal were due on November 2, 2009 and the underwriters’ reply brief in support of their cross-appeals is due on November 17, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

15.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make these instruments anti-dilutive. As of September 30, 2009 and 2008, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 11.4 million and 10.2 million, respectively. As of September 30, 2009 and 2008, the number of warrants excluded from diluted net loss per common share computations was approximately 33.1 million and 21.7 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2009. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under Risk Factors in Item 1A of Part II of this Form 10-Q, under Risk Factors in our Annual Report on Form 10-K for Fiscal 2009, in our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

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

We believe we were the first company to offer a commercially available power source using microturbine technology. We offer microturbines from 30 kilowatts up to 1 megawatt in electric power output, designed for commercial, industrial, and utility users. Our 30-kilowatt (“C30”) microturbine can produce enough electricity to power a small convenience store. The 60- and 65-kilowatt (“C60 Series”) microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200-kilowatt (“C200”) microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization (“ISO”) sized container, Capstone has created a family of microturbine offerings from 600-kilowatts up to one megawatt in a compact footprint. Our 1000-kilowatt (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C60 Series and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our C60 Series was certified by the California Air Resources Board (“CARB”) to meet its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications. In March 2009, our 30-kilowatt microturbines successfully demonstrated ultra-low emissions by complying with the Environmental Protection Agency and CARB 2010 emissions requirements which reduced previous requirements for such oxides of Nitrogen (NOx) by 86%, carbon monoxide (CO) by 98%, and volatile organic compounds (VOCs) by 98%.

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

   During the three months ended September 30, 2009, we booked total orders of $12.7 million for 129 units, or 13.2 megawatts, compared to $17.6 million for 148 units, or 23.0 megawatts, during the three months ended September 30, 2008. During the three months ended September 30, 2009, we shipped 138 units with an aggregate of 13.7 megawatts, generating revenue of $12.5 million compared to 172 units with an aggregate of 10.4 megawatts, generating revenue of $9.9 million during the three months ended September 30, 2008. Total backlog as of September 30, 2009 increased $8.9 million, or 18%, to $59.3 million from $50.4 million as of September 30, 2008. As of September 30, 2009, we had 602 units, or 66.9 megawatts, in total backlog compared to 543 units, or 58.9 megawatts, as of September 30, 2008. As of September 30, 2009, 503 units, or 64.0 megawatts, valued at $55.9 million, were current and expected to be shipped within the next twelve months compared to 485 units, or 53.3 megawatts, valued at $46.0 million as of September 30, 2008. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the three months ended September 30, 2009 were: 17% for use in CHP applications, 11% for use in CCHP applications, 16% for use in resource recovery applications and 56% for use in other applications (including secure power).

The following table summarizes our backlog:

	As of September 30,
	2009		2008
	Megawatts	Units	Megawatts	Units
Current
C30	6.9	230	5.9	195
C60 Series	11.3	174	14.0	216
C200	12.6	63	9.8	49
C600	1.8	3	1.8	3
C800	6.4	8	0.8	1
C1000	25.0	25	21.0	21
Total Current Backlog	64.0	503	53.3	485

Long-term
C30	2.9	99	1.6	54
C1000	—	—	4.0	4
Total Long-term Backlog	2.9	99	5.6	58

Total Backlog	66.9	602	58.9	543

2)

Sales and Distribution Channels— We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 27 distributors and Original Equipment Manufacturers (“OEMs”). Internationally, outside of North America, we currently have 43 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3)

Service—We serve our customers directly through our Factory Protection Plan and through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone.

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

As discussed in Note 10 —Fair Value Measurements, the Company adopted the updated guidance of ASC 815, which requires that our warrants be accounted for as derivative instruments and that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenue.  Revenue is reported net of sales returns and allowances. Revenue for the three months ended September 30, 2009 increased $2.4 million, or 18%, to $15.5 million from $13.1 million for the three months ended September 30, 2008.

Revenue from microturbine product shipments increased $2.6 million, or 26%, to $12.5 million for 138 units during the three months ended September 30, 2009 from $9.9 million for 172 units during the three months ended September 30, 2008. Shipments of microturbine units were 13.7 megawatts during the three months ended September 30, 2009 compared to 10.4 megawatts during the three months ended September 30, 2008. Revenue from C30 product shipments increased $1.0 million, or 67%, to $2.5 million for 63 units during the three months ended September 30, 2009 from $1.5 million for 39 units during the three months ended September 30, 2008. Shipments of C30 product were 1.9 megawatts during the three months ended September 30, 2009 compared to 1.2 megawatts during the three months ended September 30, 2008. Revenue from C60 Series product shipments decreased $3.6 million, or 47%, to $4.1 million for 64 units during the three months ended September 30, 2009 from $7.7 million for 129 units during the three months ended September 30, 2008. Shipments of C60 Series products were 4.2 megawatts during the three months ended September 30, 2009 compared to 8.4 megawatts during the three months ended September 30, 2008. Revenue from C200 product shipments was $0.7 million for three units during the three months ended September 30, 2009 and $0.7 million for four units during the three months ended September 30, 2008. Shipments of C200 Series products were 0.6 megawatts during the three months ended September 30, 2009 compared to 0.8 megawatts during the three months ended September 30, 2008. Revenue from C600 product shipments was $0.5 million for one unit, or 0.6 megawatts, during the three months ended September 30, 2009. There were no C600 product shipments in the same period last year. Revenue from C800 product shipments was $1.8 million for three units, or 2.4 megawatts, during the three months ended September 30, 2009. There were no C800 product shipments in the same period last year. Revenue from C1000 product shipments was $2.9 million for four units, or 4.0 megawatts, during the three months ended September 30, 2009. There were no C1000 product shipments in the same period last year. Revenue from accessories, parts and service during the three months ended September 30, 2009 decreased $0.2 million to $3.0 million from $3.2 million during the three months ended September 30, 2008.

The overall revenue increase for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 included a $2.3 million increase in revenue from the South American market, a $2.1 million increase in revenue from the Asian market, a $1.2 million increase in revenue from the European market, all primarily the result of efforts to improve distribution channels. This overall increase in revenue was offset by a $3.2 million decrease in revenue from the North American market because of lower sales volume from one of our customers and because the three months ended September 30, 2008 included an unusually large sale to two other customers. Overall microturbine product shipments decreased during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, while the revenue during the three months ended September 30, 2009 increased as a result of the introduction of our new C200 and C1000 Series product lines. Product shipments decreased to 138 units for the three months ended September 30, 2009 compared to 172 units for the three months ended September 30, 2008, while megawatts increased to 13.7 megawatts from 10.4 megawatts compared to the three months ended September 30, 2008. Average revenue per unit increased for the three months ended September 30, 2009 to $91,000 compared to $58,000 per unit for the three months ended September 30, 2008 because of the introduction of the higher priced C200 and C1000 Series systems. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Three Months Ended September 30,
	2009			2008
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$2.5	1.9	63	$1.5	1.2	39
C60 Series	4.1	4.2	64	7.7	8.4	129
C200	0.7	0.6	3	0.7	0.8	4
C600	0.5	0.6	1	—	—	—
C800	1.8	2.4	3	—	—	—
C1000 Series	2.9	4.0	4	—	—	—
Total from Microturbine Products	$12.5	13.7	138	$9.9	10.4	172
Accessories, Parts and Service	3.0	—	—	3.2	—	—
Total	$15.5	13.7	138	$13.1	10.4	172

Three customers accounted for 20%, 14% and 12% of our revenue, respectively, for the three months ended September 30, 2009, totaling approximately 46% of revenue. For the three months ended September 30, 2008, three customers accounted for 18%, 12% and 10% of revenue, respectively, totaling approximately 40% of revenue. Sales to Banking Production Centre (“BPC”), our Russian distributor, accounted for 20% and 9% of our revenue for the three months ended September 30, 2009 and 2008, respectively.

Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $3.0 million, or 19% of revenue, for the three months ended September 30, 2009 compared to $0.3 million, or 2% of revenue, for the three months ended September 30, 2008. The increase in gross loss reflects decreased sales of C60 Series systems, resulting in a lower margin of $1.4 million from the change in product mix, increased manufacturing costs of $0.8 million because of the recently introduced C200 and C1000 Series systems which are not yet at their target cost and increased warranty expense of $0.5 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs. Warranty program estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available. The increase in warranty expense of $0.5 million consisted of a $0.8 million increase in the cost of repair primarily because of an increase in the per unit warranty for the C200 and C1000 Series systems offset by a $0.2 million decrease in warranty programs because of units subsequently covered by factory protection plans and our expectation that units will operate beyond the estimated warranty failure period and a decrease of $0.1 million as a result of warranty expense for unit shipments because fewer units were shipped compared to the three months ended September 30, 2008.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs and further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development Expenses. R&D expenses include compensation, engineering department expenses and materials costs associated with development. R&D expenses for the three months ended September 30, 2009 increased $0.3 million, or 15%, to $2.3 million from $2.0 million for the three months ended September 30, 2008. R&D expenses are reported net of benefits from cost-sharing programs, such as the UTCP funding. There were no such benefits for the three months ended September 30, 2009 because the UTC Power Corporation cost-sharing program was concluded in June 2009 and there were no other cost-sharing programs. For the three months ended September 30, 2008,$2.3 million of such benefits were recorded. There were no in-kind services performed by UTCP under the cost-sharing program during the three months ended September 30, 2009. In-kind services performed during the three months ended September 30, 2008 were valued at $0.1 million and recorded as consulting expense. The overall increase in R&D expenses of $0.3 million resulted from reduced UTCP funding benefits of $2.3 million for the cost-sharing program, offset by decreased spending for consulting fees of $0.7 million, supplies of $0.6 million, salary expense of $0.4 million and facilities expense of $0.3 million. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect to enter into at least one cost-sharing program in Fiscal 2010. If we do not enter into cost-sharing programs as expected, we will not incur some of the planned costs and, as a result, would expect our spending in Fiscal 2010 to be lower than that in Fiscal 2009.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses decreased $0.9 million, or 12%, to $6.8 million for the three months ended September 30, 2009 from $7.7 million for the three months ended September 30, 2008. The net decrease in SG&A expenses was comprised of a decrease of $0.8 million in salary expense, $0.2 million of consulting expense and $0.1 million related to travel expense offset by an increase of $0.2 million in professional services expense, that includes accounting, legal, financial advisory services and insurance expense. We expect SG&A costs in Fiscal 2010 to be slightly lower than in Fiscal 2009.

Interest Income. There was no interest income for the three months ended September 30, 2009. Interest income was $0.2 million for the three months ended September 30, 2008. The decrease during the period was attributable to lower average cash balances and less cash held in interest-bearing accounts.

Interest Expense. Interest expense for the three months ended September 30, 2009 was $0.1 million. There was no interest expense during the three months ended September 30, 2008. Interest expense related to the revolving Credit Facility accounted for the increase in interest expense in Fiscal 2010. As of September 30, 2009, we had total debt of $7.9 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was $19.6 million for the three months ended September 30, 2009. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model and the quoted price of the Company’s common stock in an active market. This revaluation has no impact on the Company’s cash balances.

Income Taxes. Income taxes for the three months ended September 30, 2009 was $0.1 million. There was no income tax expense for the three months ended September 30, 2008. The increase in income taxes was related to service activity in Mexico that exceeded certain thresholds that did not occur during the three months ended September 30, 2008.

Six Months Ended September 30, 2009 and 2008

Revenue.  Revenue for the six months ended September 30, 2009 increased $8.6 million, or 42%, to $29.2 million from $20.6 million for the same period last year.

Revenue from microturbine product shipments increased $7.8 million, or 52%, to $22.7 million for 218 units during the six months ended September 30, 2009 from $14.9 million for 261 units during the six months ended September 30, 2008. Shipments of microturbine units were 25.5 megawatts during the six months ended September 30, 2009 compared to 15.4 megawatts during the six months ended September 30, 2008. Revenue from C30 product shipments increased $0.6 million, or 24%, to $3.1 million for 79 units during the six months ended September 30, 2009 from $2.5 million for 60 units during the six months ended September 30, 2008. Shipments of C30 product were 2.4 megawatts during the six months ended September 30, 2009 compared to 1.8 megawatts during the six months ended September 30, 2008. Revenue from C60 Series product shipments decreased $4.2 million, or 36%, to $7.5 million for 117 units during the six months ended September 30, 2009 from $11.7 million for 197 units during the six months ended September 30, 2008. Shipments of C60 Series products were 7.7 megawatts during the six months ended September 30, 2009 compared to 12.8 megawatts during the six months ended September 30, 2008. Revenue from C200 product shipments increased $0.5 million, or 71%, to $1.2 million for six units, during the six months ended September 30, 2009 from $0.7 million for four units during the six months ended September 30, 2008. Shipments of C200 Series products were 1.2 megawatts during the six months ended September 30, 2009 compared to 0.8 megawatts during the six months ended September 30, 2008. Revenue from C600 product shipments was $1.0 million for two units, or 1.2 megawatts, during the six months ended September 30, 2009. There were no C600 product shipments in the six months ended September 30, 2008. Revenue from C800 product shipments was $3.0 million for five units, or 4.0 megawatts, during the six months ended September 30, 2009. There were no C800 product shipments in the six months ended September 30, 2008. Revenue from C1000 product shipments was $6.9 million for nine units, or 9.0 megawatts, during the six months ended September 30, 2009. There were no C1000 product shipments in the six months ended September 30, 2008. Revenue from accessories, parts and service during the six months ended September 30, 2009 increased $0.8 million to $6.5 million from $5.7 million during the six months ended September 30, 2008.

The overall revenue increase for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 included a $4.9 million increase in revenue from the Asian market, a $3.5 million increase in revenue from the European market and a $2.4 million increase in revenue from the South American market, all primarily the result of efforts to improve distribution channels. This overall increase in revenue was offset by a $2.2 million decrease in revenue from the North American market because of lower sales volume from one of our customers and because the six months ended September 30, 2008 included an unusually large sale to two other customers. Overall microturbine product shipments decreased during the six months ended September 30, 2009 compared to the six months ended September 30, 2008, while the revenue for the six months ended September 30, 2009 increased as a result of the introduction of our new C200 and C1000 Series product lines. Product shipments decreased to 218 units for the six months ended September 30, 2009 compared to 261 units for the six months ended September 30, 2008, while megawatts increased to 25.5 megawatts from 15.4 megawatts compared to the six months ended September 30, 2008. Average revenue per unit increased for the six months ended September 30, 2009 to $0.1 million compared to $57,000 per unit for the six months ended September 30, 2008 because of the introduction of the higher priced C200 and C1000 Series systems. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Six Months Ended September 30,
	2009			2008
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$3.1	2.4	79	$2.5	1.8	60
C60 Series	7.5	7.7	117	11.7	12.8	197
C200	1.2	1.2	6	0.7	0.8	4
C600	1.0	1.2	2	—	—	—
C800	3.0	4.0	5	—	—	—
C1000 Series	6.9	9.0	9	—	—	—
Total from Microturbine Products	$22.7	25.5	218	$14.9	15.4	261
Accessories, Parts and Service	6.5	—	—	5.7	—	—
Total	$29.2	25.5	218	$20.6	15.4	261

Two customers accounted for 23% and 16% of our revenue, respectively, for the six months ended September 30, 2009, totaling approximately 39% of revenue. For the six months ended September 30, 2008, two customers accounted for 17% and 13% of revenue, respectively, totaling approximately 30% of revenue. Sales to BPC accounted for 23% and 17% of our revenue for the six months ended September 30, 2009 and 2008, respectively.

Gross Loss. The gross loss was $5.8 million, or 20% of revenue, for the six months ended September 30, 2009 compared to $1.4 million, or 7% of revenue, for the six months ended September 30, 2008. The increase in gross loss reflects decreased sales of C60 Series systems, resulting in a lower margin of $2.1 million  from the change in product mix, increased manufacturing costs of $2.0 million because of the recently introduced C200 and C1000 Series systems which are not yet at their target cost and increased warranty expense of $0.3 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs. Warranty program estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available. The increase in warranty expense of $0.3 million consisted of a $0.6 million increase in the cost of repair primarily because of an increase in the per unit warranty for the C200 and C1000 Series systems offset by a $0.3 million decrease in warranty programs because units were subsequently covered by factory protection plans and our expectation that units will operate beyond the estimated warranty failure period.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs and further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development Expenses. R&D expenses for the six months ended September 30, 2009 decreased $1.0 million, or 25%, to $3.0 million from $4.0 million for the six months ended September 30, 2008. R&D expenses are reported net of benefits from cost-sharing programs, such as the UTCP funding. There were approximately $1.3 million of such benefits for the six months ended September 30, 2009 and $4.4 million of such benefits for the six months ended September 30, 2008. There were no in-kind services performed by UTCP under the cost-sharing program during the six months ended September 30, 2009. In-kind services performed during the six months ended September 30, 2008 were valued at $0.5 million and recorded as consulting expense. The overall decrease in R&D expenses of $1.0 million resulted from decreased spending for consulting fees of $1.6 million, supplies of $1.2 million, salary expense of $1.0 million and facilities expense of $0.3 million offset by reduced UTCP funding benefits of $3.1 million for the cost-sharing program. The UTCP cost-sharing program concluded in June 2009. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect to enter into at least one cost-sharing program in Fiscal 2010. If we do not enter into cost-sharing programs as expected, we will not incur some of the planned costs and, as a result, would expect our spending in Fiscal 2010 to be lower than that in Fiscal 2009.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses decreased $1.6 million, or 11%, to $13.1 million for the six months ended September 30, 2009 from $14.7 million for the six months ended September 30, 2008. The net decrease in SG&A expenses was comprised of a decrease of $1.1 million in salary expense, $0.8 million related to travel expense and $0.2 million in consulting expense offset by an increase of $0.3 million from a reversal of a loss contingency in the six months ended September 30, 2008 and an increase of $0.2 million in professional services expense, that includes accounting, legal, financial advisory services and insurance expense. We expect SG&A costs in Fiscal 2010 to be slightly lower than in Fiscal 2009.

Interest Income. Interest income for the six months ended September 30, 2009 decreased to $8,000 from $0.4 million for the six months ended September 30, 2008. The decrease during the period was attributable to lower average cash balances and less cash held in interest-bearing accounts. We expect interest income to decline for Fiscal 2010 as we continue to use cash to support our operations.

Interest Expense. Interest expense for the six months ended September 30, 2009 was $0.3 million. There was no interest expense during the six months ended September 30, 2008. Interest expense related to the revolving Credit Facility accounted for the increase in interest expense in Fiscal 2010. As of September 30, 2009, we had total debt of $7.9 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was $24.8 million for the six months ended September 30, 2009. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model and the quoted price of the Company’s common stock in an active market. This revaluation has no impact on the Company’s cash balances.

Income Taxes. Income taxes for the six months ended September 30, 2009 increased to $0.2 million from $2,000 for the six months ended September 30, 2008. The increase in income taxes was related to service activity in Mexico that exceeded certain thresholds that did not occur during the six months ended September 30, 2008.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the remaining six months of Fiscal 2010 total approximately $1.0 million for plant and equipment costs related to manufacturing and operations. We may also have additional capital expenditures related to rental units based on market demand. The rental units can be built primarily from inventory on hand. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances increased $4.5 million during the six months ended September 30, 2009, compared to an increase of $3.4 million for the six months ended September 30, 2008. The cash was generated from or used in:

Operating Activities.  During the six months ended September 30, 2009, we used $16.9 million in cash in our operating activities, which consisted of a net loss for the period of $47.1 million, offset by non-cash adjustments (primarily change in fair value of warrant liability, depreciation, warranty, stock-based compensation and inventory charges) of $29.6 million and cash from working capital of $0.6 million. During the six months ended September 30, 2008, operating cash usage was $29.6 million, which consisted of a net loss for the period of $19.7 million and cash used for working capital of $13.6 million, offset by non-cash adjustments of $3.7 million. The decrease in working capital cash usage of $14.2 million is primarily attributable to a decrease in inventory usage of $14.1 million as a result of our initiatives to reduce inventory. Additionally, accounts receivable usage increased $0.1 million because of higher sales occurring at the end of the period and the timing of collections. Additionally, the change in working capital cash usage is attributable to a $1.3 million decrease in other current liabilities because of the completion of certain UTCP Development Agreement milestones and the decrease in accounts payable and accrued expenses of $0.9 million because the same period last year included an increase of inventory balances, offset by an increase in warranty claims spending of $0.7 million.

Investing Activities.  Net cash used in investing activities relates primarily to the acquisition of fixed assets of $1.1 million and $2.8 million for the six months ended September 30, 2009 and 2008, respectively. Our cash usage for investing activities has been relatively low related to capital expenditures.

Financing Activities.  During the six months ended September 30, 2009, we generated $22.4 million from financing activities compared to cash generated during the six months ended September 30, 2008 of $35.8 million. The funds generated from financing activities in the six months ended September 30, 2009 were primarily the result of warrant exercises and a registered offering of our common stock and warrants, which were completed effective September 17, 2009 and May 7, 2009, respectively.

Effective September 17, 2009, we entered into warrant exercise agreements with the holders (the “Holders”) of warrants to purchase an aggregate of 7.2 million shares of the Company’s common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the “Initial Warrants”). Pursuant to the warrant exercise agreements, we agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of Common Stock (the “New Warrants”) in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. The sale resulted in gross proceeds of approximately $0.4 million. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million.

Effective May 7, 2009, we completed a registered offering in which we sold 14.4 million shares of the Company’s common stock and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, resulting in gross proceeds of approximately $12.5 million. We incurred approximately $1.3 million in direct costs in connection with the offering.

The funds generated from financing activities in the six months ended September 30, 2008 were primarily the result of a registered stock offering of our common stock and warrants, which was completed effective September 23, 2008. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct transaction costs, of approximately $29.5 million. The exercise of options and warrants yielded approximately $4.1 million in cash during the six months ended September 30, 2008. Repurchases of shares for employee taxes on vesting of restricted stock units, net of employee stock purchases, yielded $0.1 million of cash during the six months ended September 30, 2009, compared with $2.1 million of cash during the six months ended September 30, 2008. During the six months ended September 30, 2009, we generated additional financing from our credit facility with Wells Fargo by drawing down our line of credit when funds were available.

We maintain two Credit and Security Agreements (the “Agreements”) with Wells Fargo. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner. As of September 30 and March 31, 2009, $7.9 million and $3.7 million in borrowings were outstanding, respectively, under the Company’s $10.0 million Credit Facility.

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

As of March 31, 2009, we determined that we were not in compliance with financial covenants regarding our net worth and net income. On May 3, 2009, we received from Wells Fargo a waiver of our noncompliance with these two financial covenants as of March 31, 2009 and on June 9, 2009, we amended the Agreements to revise these covenants.

On September 22, 2009, we received from Wells Fargo a notice of default of our noncompliance with the financial covenant in the Agreements regarding our net worth as of June 30, 2009 and July 31, 2009 and a second financial covenant regarding our net income as of June 30, 2009.  On October 28, 2009, we received an additional notice of default regarding our noncompliance with the net worth covenant as of August 31, 2009.  These defaults were the result of our adoption of ASC 815 and the increase in C1000 Series sales, which had lower initial margins during the six months ended September 30, 2009. On November 5, 2009, we received from Wells Fargo a waiver of our noncompliance with these covenants.

On November 5, 2009, we also amended the financial covenants in the Agreements to reflect the effects of the new accounting treatment related to fair value of our warrant liability and the fluctuation of product mix, effective September 30, 2009. As a result of the amendment, we were in compliance with the amended financial covenants as of September 30, 2009. If we had not obtained the waivers and amended the Agreements, we would not be able to draw additional funds under the Credit Facility. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral for our Agreements, which would be subject to seizure by Wells Fargo if we were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.

We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, even if we are required to repay all amounts outstanding under the Credit Facility in the event that Wells Fargo accelerates the debt as a result of our noncompliance with the covenants in the Credit Facility. However, if our anticipated cash needs change, it is possible that we may decide to raise additional capital in the future. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our working capital and capital expenditures for at least the next twelve months, depending on the timing and product mix of our future sales and collection of related receivables, our management of inventory costs and the timing of inventory purchases and deliveries required to fulfill the current backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve dramatically increased sales volume which is dependent on many factors, including:

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

Contractual Obligations and Commercial Commitments

As of September 30, 2009, we had firm commitments to purchase inventories of approximately $16.9 million through Fiscal 2012. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

During the three months ended September 30, 2009, we entered into a 24-month capital lease to finance $61,000 of computer equipment. Additionally, we entered into an 18-month capital lease to finance $163,000 for a forklift.

On August 27, 2009, we entered into a second amendment (the “Chatsworth Amendment”) to the Lease Agreement, dated December 1, 1999, for leased premises used by us for primary office space, engineering testing and manufacturing located in Chatsworth, California. The Chatsworth Amendment extends the term of the Lease Agreement from May 31, 2010 to July 31, 2014. We have two 5-year options to extend the term of the Lease Agreement beyond July 31, 2014. The Chatsworth Amendment also sets the monthly base rent payable by us under the Lease Agreement at $67,000 per month, with an annual increase in the base rent on August 1, 2010, August 1, 2011, August 1, 2012 and August 1, 2013. On such dates, the base rent shall increase by 5% of the base rent in effect at the time of the increase or a percentage equivalent to the increase in the Consumer Price Index, whichever is greater.

On August 11, 2009, we entered into a second amendment (the “Van Nuys Amendment”) to the Lease Agreement, dated September 25, 2000, for leased premises used by us for engineering testing and manufacturing located in Van Nuys, California.  The Van Nuys Amendment extends the term of the Lease Agreement from November 30, 2010 to December 31, 2012. We have one 5-year option to extend the term of the Lease Agreement beyond December 31, 2012. The Van Nuys Amendment also adjusts the monthly base rent payable by us under the Lease Agreement to the following: $51,000 per month from April 1, 2009 through September 30, 2010; $56,000 per month from October 1, 2010 through December 31, 2011; and $60,000 per month from January 1, 2010 through December 31, 2012.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” in establishing the criteria for separating consideration in multiple-element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific evidence or other third-party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. We are evaluating any impact that the adoption of this updated guidance may have on our consolidated financial position or results of operations.

Effective July 1, 2009, we adopted the FASB ASC 105, “Generally Accepted Accounting Principles — Overall” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue any new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. We adopted ASC 855 with no impact on our consolidated financial position or results of operations. See Note 2 —Basis of Presentation for further discussion.

In April 2009, the FASB issued updated guidance of ASC 820, “Fair Value Measurements.” The updated guidance is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The updated guidance also enhances the disclosure of instruments for both interim and annual periods. We adopted this updated guidance with no impact on our consolidated financial position or results of operations. See Note 10 -Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

In June 2008, the FASB issued updated guidance of ASC 815, “Derivatives and Hedging” (“ASC 815”), that is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The updated guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The updated guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and is able to qualify for the scope exception. The adoption of this updated guidance affects our accounting for warrants with certain anti-dilution provisions. Warrants with certain anti-dilution provisions may no longer be recorded as equity. We adopted this updated guidance as of April 1, 2009. See Note 10 —Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

In April 2008, the FASB issued updated guidance of ASC 350, “Intangibles — Goodwill and Other,” removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations,” and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. We determined that this updated guidance has no impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued updated guidance of ASC 815, “Derivatives and Hedging” which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This updated guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of the Company’s derivative instruments and hedging activities and their effects on the Company’s financial position, financial performance, and cash flows. This updated guidance applies to all derivative instruments, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. The updated guidance impacts only the Company’s disclosure requirements and therefore will not have an impact on the Company’s consolidated financial position or results of operations. We adopted the updated guidance and included the additional required disclosures. See Note 10 —Fair Value Measurements, for disclosure of derivative instruments.

In December 2007, the FASB issued updated guidance of ASC 810, “Consolidation.” This updated guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The updated guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This updated guidance is effective for fiscal years beginning after December 15, 2008. We determined that this updated guidance has no impact on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004 a stipulation of partial settlement and release of claims against the issuer and individual defendants was submitted to the District Court. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the time to file an appeal of final approval of the settlement has not run, the ultimate outcome of the matter is uncertain, and we believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “shortswing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds’ reply brief and opposition to the cross-appeal were due on November 2, 2009 and the underwriters’ reply brief in support of their cross-appeals is due on November 17, 2009. We believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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

On May 3, 2009, we received from Wells Fargo a waiver of our noncompliance with two financial covenants as of March 31, 2009 and on June 9, 2009, we amended the Agreements to revise these covenants.

On September 22, 2009, we received from Wells Fargo a notice of default of our noncompliance with the financial covenant in the Agreements regarding our net worth as of June 30, 2009 and July 31, 2009 and a second financial covenant regarding our net income as of June 30, 2009.  On October 28, 2009, we received an additional notice of default regarding our noncompliance with the net worth covenant as of August 31, 2009.  These defaults were the result of our adoption of ASC 815 and the increase in C1000 Series sales, which had lower initial margins during the six months ended September 30, 2009. On November 5, 2009, we received from Wells Fargo a waiver of our noncompliance with these covenants.

On November 5, 2009, we also amended the Agreements to reflect the effects of the new accounting treatment related to fair value of our warrant liability and the fluctuation of product mix, effective September 30, 2009. If we had not obtained the waiver and amended the Agreements, or if we are ever again in noncompliance, we may  not be able to draw additional funds under the Credit Facility. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral for our Agreements, which would be subject to seizure by Wells Fargo if we were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on August 27, 2009.

The stockholders voted as follows on the following matters:

1)              Election of Directors

	Votes Cast
Director	For	Withheld

Eliot G. Protsch	139,563,865	12,364,890
Richard K. Atkinson	139,110,693	12,818,062
John V. Jaggers	139,073,256	12,855,499
Darren R. Jamison	139,739,229	12,189,526
Noam Lotan	138,499,819	13,428,936
Gary J. Mayo	139,352,342	12,576,413
Gary D. Simon	139,285,736	12,643,019
Holly A. Van Deursen	141,122,796	10,805,959
Darrell J. Wilk	139,312,629	12,616,126

2)              Proposal to approve an amendment to the Company’s Amended and Restated 2000 Equity Incentive Plan to eliminate the annual 20,000 share limit on common stock that may be received by a director in lieu of cash compensation. A total of 39,339,766 shares were voted for and 5,104,401 shares were voted against this proposal. The holders of 1,108,976 shares abstained from voting and there were 106,375,612 broker non-votes.

3)              Proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2010. A total of 144,612,344 shares were voted for and 5,217,082 shares were voted against this proposal. The holders of 2,099,329 shares abstained from voting.

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
4	Form of Warrant to Purchase Common Stock (c)
10.1	Lease Agreement between Capstone Turbine Corporation and AMB Property, L.P., dated September 25, 2000, as amended (d)
10.2	Lease Agreement between Capstone Turbine Corporation and Northpark Industrial, Northwest Industrial Center, LLC, and Northpark Industrial-Leahy Division dated December 1, 1999, as amended (e)
10.3	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan (f)
10.4	Form of Warrant Exercise Agreement (c)
10.5	Second Amendment to Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 18, 2009 (File No. 001-15957).

(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 17, 2009 (File No. 001-15957).

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(f)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2009

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
4	Form of Warrant to Purchase Common Stock (c)
10.1	Lease Agreement between Capstone Turbine Corporation and AMB Property, L.P., dated September 25, 2000, as amended (d)
10.2	Lease Agreement between Capstone Turbine Corporation and Northpark Industrial, Northwest Industrial Center, LLC, and Northpark Industrial-Leahy Division dated December 1, 1999, as amended (e)
10.3	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan (f)
10.4	Form of Warrant Exercise Agreement (c)
10.5	Second Amendment to Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 18, 2009 (File No. 001-15957).

(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 17, 2009 (File No. 001-15957).

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(f)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2009.