Form 10-Q
period 2009-12-31
CAPSTONE TURBINE Corp
filed 2010-02-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 196,659,787.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
(Unaudited)

	December 31, 2009	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$15,683	$19,519
Accounts receivable, net of allowance for doubtful accounts and sales returns of $611 at December 31, 2009 and $644 at March 31, 2009	13,877	10,871
Inventories	21,134	24,379
Prepaid expenses and other current assets	1,789	1,515
Total current assets	52,483	56,284
Property, plant and equipment, net	8,403	9,432
Non-current portion of inventories	3,879	5,883
Intangible asset, net	374	411
Other assets	276	319
Total	$65,415	$72,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$12,575	$11,484
Accrued salaries and wages	1,861	2,062
Accrued warranty reserve	1,215	2,344
Deferred revenue	982	1,171
Revolving credit facility	7,421	3,654
Current portion of notes payable and capital lease obligations	138	13
Warrant liability	26,448	—
Other current liabilities	—	815
Total current liabilities	50,640	21,543
Long-term portion of notes payable and capital lease obligations	84	28
Other long-term liabilities	255	288
Commitments and contingencies (Note 14)	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 197,555,896 shares issued and 196,660,271 shares outstanding at December 31, 2009; 174,888,521 shares issued and 174,070,581 shares outstanding at March 31, 2009	197	175
Additional paid-in capital	676,526	666,357
Accumulated deficit	(661,247)	(615,100)
Treasury stock, at cost; 895,625 shares at December 31, 2009 and 817,940 shares at March 31, 2009	(1,040)	(962)
Total stockholders’ equity	14,436	50,470
Total	$65,415	$72,329

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue	$15,986	$11,482	$45,233	$32,127
Cost of goods sold	16,204	12,083	51,286	34,550
Gross loss	(218)	(601)	(6,053)	(2,423)
Operating expenses:
Research and development	1,965	2,048	4,997	6,049
Selling, general and administrative	7,433	7,441	20,496	21,699
Total operating expenses	9,398	9,489	25,493	27,748
Loss from operations	(9,616)	(10,090)	(31,546)	(30,171)
Interest income	—	135	8	490
Interest expense	(181)	—	(456)	—
Change in fair value of warrant liability	2,257	—	(22,498)	—
Loss before income taxes	(7,540)	(9,955)	(54,492)	(29,681)
Provision (benefit) for income taxes	(370)	80	(182)	82
Net loss	$(7,170)	$(10,035)	$(54,310)	$(29,763)

Net loss per common share — basic and diluted	$(0.04)	$(0.06)	$(0.29)	$(0.18)

Weighted average shares used to calculate basic and diluted net loss per common share	196,405	173,851	190,453	161,277

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(54,310)	$(29,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,351	2,056
Amortization of deferred financing costs	62	—
Provision for allowance for doubtful accounts and sales returns	84	57
Inventory write-down	818	555
Provision (benefit) for warranty expenses	585	(477)
Loss on disposal of equipment	1	5
Stock-based compensation	3,977	2,659
Change in fair value of warrant liability	22,498	—
Changes in operating assets and liabilities:
Accounts receivable	(3,090)	(6,473)
Inventories	4,709	(17,162)
Prepaid expenses and other assets	(212)	24
Accounts payable and accrued expenses	1,355	3,193
Accrued salaries and wages and long term liabilities	(234)	92
Accrued warranty reserve	(1,714)	(860)
Deferred revenue	(189)	253
Other current liabilities	(815)	(3,100)
Net cash used in operating activities	(24,124)	(48,941)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,604)	(4,988)
Proceeds from disposal of equipment	—	20
Net cash used in investing activities	(1,604)	(4,968)
Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	3,767	—
Payment of deferred financing costs	(81)	—
Repayment of notes payable and capital lease obligations	(43)	(12)
Net proceeds from employee stock-based transactions	135	2,144
Net proceeds from issuance of common stock and warrants	11,611	29,436
Proceeds from exercise of common stock warrants	6,503	4,124
Net cash provided by financing activities	21,892	35,692
Net Decrease in Cash and Cash Equivalents	(3,836)	(18,217)
Cash and Cash Equivalents, Beginning of Period	19,519	42,605
Cash and Cash Equivalents, End of Period	$15,683	$24,388
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$373	$2
Income taxes	$2	$2
Cash received during the period for:
Income tax refund	$381	$—

Supplemental Disclosures of Non-Cash Information:

During the nine months ended December 31, 2009, the Company purchased $224 of capital expenditures that were funded by capital lease borrowings.

Included in accounts payable at December 31, 2009 and 2008, is $107 and $197 of fixed asset purchases.

During the nine months ended December 31, 2008, the Company purchased fixed assets in consideration for the issuance of a note payable of $40.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company had $78.1 million, or 736 units, in backlog, of which $74.0 million, or 611 units, is expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. Although the Company has made progress on direct material cost reduction efforts, the Company was behind schedule in reducing costs at the end of the third quarter of Fiscal 2010. Additionally, the Company has significantly exceeded its planned backlog as of the end of the third quarter of Fiscal 2010. To meet this demand and the related working capital requirements associated with not achieving the target direct material cost reductions as scheduled and long lead times for certain materials, the Company will likely need to raise additional funds in the near term. The Company could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of the worldwide capital markets. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully-diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing, the Company may be unable to continue as a going concern for a reasonable period of time. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

The Company has conducted a subsequent events review through February 9, 2010, the date the financial statements were issued.  On February 1, 2010, the Company entered into an Asset Purchase Agreement with Calnetix Power Solutions, Inc., a Delaware corporation (“CPS”), pursuant to which the Company acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the CPS TA100 100kW microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements.  See Note 16 —Subsequent Event for further discussion.

3.  Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” for establishing the criteria for separating consideration in multiple-element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific evidence or other third-party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. The Company is evaluating any impact that the adoption of this updated guidance may have on the Company’s consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value an Update 2009-05” (“ASU 2009-05”). ASU 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 with no impact on its consolidated financial position or results of operations.

Effective July 1, 2009, the Company adopted the FASB ASC 105, “Generally Accepted Accounting Principles — Overall” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue any new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. The Company adopted ASC 855 with no impact on its consolidated financial position or results of operations. See Note 2 —Basis of Presentation, for further discussion.

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

4.  Customer Concentrations and Accounts Receivable

Three customers accounted for 17%, 10% and 10% of revenue, respectively, for the three months ended December 31, 2009, totaling approximately 37% of revenue. For the three months ended December 31, 2008, two customers accounted for 18% and 15% of revenue, respectively, totaling approximately 33% of revenue.

Two customers accounted for 16% and 15% of revenue, respectively, for the nine months ended December 31, 2009, totaling approximately 31% of revenue. For the nine months ended December 31, 2008, two customers accounted for 14% and 11% of revenue, respectively, totaling approximately 25% of revenue.

Two customers accounted for 22% and 13% of net accounts receivable, respectively, as of December 31, 2009, totaling approximately 35% of net accounts receivable. One customer accounted for 29% of net accounts receivable as of March 31, 2009.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	December 31, 2009	March 31, 2009
	(In thousands )
Raw materials	$21,625	$27,353
Work in process	595	15
Finished goods	2,793	2,894
Total	25,013	30,262
Less non-current portion	3,879	5,883
Current portion	$21,134	$24,379

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2009	March 31, 2009
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$23,988	$23,472
Leasehold improvements	9,699	9,597
Molds and tooling	4,956	4,470
	38,643	37,539
Less accumulated depreciation and amortization	(30,240)	(28,107)
Total property, plant and equipment, net	$8,403	$9,432

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

7.  Intangible Asset

The Company’s sole intangible asset is a manufacturing license, which has a gross carrying amount of $3.7 million. The balance of the intangible asset was $0.4 million as of December 31, 2009 and March 31, 2009. The intangible asset is being amortized over its estimated useful life of 17 years. The Company recorded amortization expense of $12,400 and $37,000 for the three and nine months ended December 31, 2009, respectively. The Company recorded amortization expense of $67,000 and $0.2 million for the three and nine months ended December 31, 2008, respectively. The manufacturing license is scheduled to be fully amortized by Fiscal 2017 with corresponding amortization estimated to be $12,300 for the remainder of Fiscal 2010 and $49,300 for each of the fiscal years 2011 through 2017.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of $13,600 and $13,400 were earned by the supplier for the three months ended December 31, 2009 and 2008, respectively. Royalties of $39,800 and $39,700 were earned by the supplier for the nine months ended December 31, 2009 and 2008, respectively. Earned royalties of $28,400 and $12,400 were unpaid as of December 31, 2009 and March 31, 2009, respectively, and are included in accrued expenses in the accompanying balance sheet.

8.  Stock-Based Compensation

As of December 31, 2009, the Company had outstanding 3,700,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (“2000 Plan”). These stock options were granted at exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new officers and employees of the Company.  Included in the 3,700,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s Senior Vice President of Customer Service and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Additionally, the Company had outstanding 425,000 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new officers of the Company. Included in the 425,000 units were 250,000 units granted to the Company’s President and Chief Executive Officer, 100,000 units granted to the Company’s Executive Vice President of Sales and Marketing and 75,000 granted to the Company’s Senior Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of two or four years. For restricted stock units with two year vesting, one-half of such units vest one year after the issuance date and the other half vest two years after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date.

During the three months ended December 31, 2009, the Company issued options to purchase 250,000 shares of common stock to consultants under the 2000 Plan. Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date using the Black-Scholes valuation method.

Valuation and Expense Information

For the three months ended December 31, 2009 and 2008, the Company recognized stock-based compensation expense of $2.1 million and $0.8 million, respectively. For the nine months ended December 31, 2009 and 2008, the Company recognized stock-based compensation expense of $4.0 million and $2.6 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of goods sold	$14	$123	$225	$378
Research and development	216	150	532	469
Selling, general and administrative	1,880	602	3,220	1,812
Stock-based compensation expense	$2,110	$875	$3,977	$2,659

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Risk-free interest rates	3.4%	1.9%	2.3%	1.9%
Expected lives (in years)	10	4.9	6.2	4.9
Dividend yield	—%	—%	—%	—%
Expected volatility	100%	98.1%	90.5%	98.1%

The Company’s computation of expected volatility for the three and nine months ended December 31, 2009 and 2008 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the three and nine months ended December 31, 2009 and 2008 has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2009	9,210,374	$1.74
Granted	980,000	0.95
Exercised	(195,544)	0.84
Forfeited, cancelled or expired	(761,878)	2.40
Options outstanding at December 31, 2009	9,232,952	$1.62	7.24	$1,472,694
Options fully vested at December 31, 2009 and those expected to vest beyond December 31, 2009	8,609,773	$1.66	7.13	$1,300,501

Options exercisable at December 31, 2009	5,723,593	$1.94	6.53	$587,695

The weighted average per share grant date fair value of options granted during the three months ended December 31, 2009 and 2008 was $1.14 and $0.69, respectively. The weighted average per share grant date fair value of options granted during the nine months ended December 31, 2009 and 2008 was $0.92 and $0.78, respectively. There were no options exercised during the three months ended December 31, 2009 or during the three months ended December 31, 2008. The total intrinsic value of options exercised during the nine months ended December 31, 2009 and 2008 was approximately $0.1 million and $1.3 million, respectively. As of December 31, 2009, there was approximately $2.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.3 years.

During the nine months ended December 31, 2009 and 2008, the Company issued a total of 36,878 and 53,877 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for the shares issued during the nine months ended December 31, 2009 and 2008 was $1.11 and $1.43, respectively.

A summary of restricted stock unit activity for the nine months ended December 31, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2009	2,511,652	$1.05

Granted	259,917	0.83
Vested and issued	(707,338)	1.23
Forfeited	(146,658)	1.18

Nonvested restricted stock units outstanding at December 31, 2009	1,917,573	$0.94
Restricted stock units expected to vest beyond December 31, 2009	1,470,570	$1.28

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the three months ended December 31, 2009 and 2008 was approximately $0.7 and $0.4 million, respectively. The total fair value of restricted stock units vested and issued by the Company during the nine months ended December 31, 2009 and 2008 was approximately $0.9 million and $1.2 million, respectively. The Company recorded expense of approximately $0.2 million associated with its restricted stock awards and units during each of the three months ended December 31, 2009 and 2008. The Company recorded expense of approximately $0.7 million and $0.6 million associated with its restricted stock awards and units during the nine months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, there was approximately $1.7 million of total compensation cost related to nonvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.3 years.

9.  Registered Direct Offerings and Placements of Common Stock

Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders (the “Holders”) of warrants to purchase an aggregate of 7.2 million shares of the Company’s common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the “Initial Warrants”). These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10 —Fair Value Measurements for disclosure regarding the fair value of financial instruments. Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of Common Stock (the “New Warrants”) in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. The modification of these warrants resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the New Warrants acquired by the Holders was $0.0625 per share of Common Stock, and the exercise price of the New Warrants is $1.42 per share. The seven-year New Warrants are exercisable during the period beginning on September 17, 2009 and continuing through May 7, 2016 and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $0.4 million. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million. As of December 31, 2009, none of the New Warrants had been exercised.

Effective May 7, 2009, the Company completed a registered direct placement in which it sold 14.4 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10 —Fair Value Measurements for disclosure regarding the fair value of financial instruments. The seven-year warrants are immediately exercisable and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million. Warrants to purchase 3.6 million shares at an exercise price of $0.95 per share issued in May 2009 were outstanding as of December 31, 2009.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10 —Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. The May 2009 and September 2009 common stock and warrant transactions triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of December 31, 2009 represented warrants to purchase 7.1 million shares at an exercise price of $1.73 per share. As of December 31, 2009, none of these warrants had been exercised.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10 —Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During the nine months ended December 31, 2009, no warrants were exercised. During the nine months ended December 31, 2008, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. The May 2009 common stock and warrant transaction triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, the warrants issued in January 2007 and still outstanding as of December 31, 2009 represented warrants to purchase 16.6 million shares at an exercise price of $1.20 per share.

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

During the three and six months ended September 30, 2009, the Company sold and issued additional warrants that provide certain anti-dilution protections for the Holders. See Note 9 —Registered Direct Offerings and Placements of Common Stock for further discussion. The fair value of these warrants of $9.3 million, which includes the effect of anti-dilution adjustments on outstanding warrants, was recorded as a charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations at the time of issuance. There were no warrants issued during the three months ended December 31, 2009. The Company recorded a total benefit of $2.3 million and a total charge of $22.5 million for the change in the fair value of the warrant liability during the three months and nine months ended December 31, 2009, respectively.

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

On November 5, 2009, the Company also amended the financial covenants in the Agreements to reflect the effects of the new accounting treatment related to the fair value of the Company’s warrant liability, effective September 30, 2009, and the fluctuation of product mix. As a result of the amendment, the Company was in compliance with the amended financial covenants as of September 30, 2009. If the Company had not obtained the waivers and amended the Agreements, it would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company was in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. As of December 31, 2009, the Company was in compliance with the financial covenants in the Agreements.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. The Company’s borrowing rate at December 31, 2009 was 7.5%.

The Company has incurred $0.2 million in origination fees. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of December 31 and March 31, 2009, $7.4 million and $3.7 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the three months ended December 31, 2009 was $0.2 million, which includes $22,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2009 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs.

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

Changes in accrued warranty reserve during the nine months ended December 31, 2009 are as follows (in thousands):

Balance, March 31, 2009	$2,344
Warranty provision relating to products shipped during the period	357
Changes for accruals related to preexisting warranties or reliability repair programs	228
Deductions for warranty claims	(1,714)
Balance, December 31, 2009	$1,215

13.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”). The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200-kilowatt microturbine product (“C200”). Pursuant to the terms of the Development Agreement, UTCP agreed to contribute $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company agreed to pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. UTCP earned $0.2 million and $71,700 in royalties for C200 system sales during the three months ended December 31, 2009 and 2008, respectively. UTCP earned $0.3 million and $0.1 million in royalties for C200 system sales during the nine months ended December 31, 2009 and 2008, respectively. Earned royalties of $0.2 million were unpaid as of December 31, 2009, and are included in accrued expenses in the accompanying balance sheets. No royalties were unpaid as of March 31, 2009. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During Fiscal 2008, the Company achieved three of the development milestones and received $2.0 million for the systems requirements review, $2.5 million for the preliminary design review, and $2.5 million for the critical design review. During Fiscal 2009, the Company reached three additional development milestones and received $0.5 million for the physical verification, $1.5 million for the microturbine completion and $1.0 million for 90% completion of the qualification results milestone. During the three months ended June 30, 2009, the Company achieved the qualification results milestone and received $0.5 million. At June 30, 2009, the Company had received $12.0 million and offset research and development (“R&D”) expenses with this funding. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. There were no such benefits for the three months ended December 31, 2009. There were approximately $2.0 million of such benefits for the three months ended December 31, 2008, which included $0.2 million of in-kind services performed by UTCP under the cost-sharing program for the three months ended December 31, 2008. For the nine months ended December 31, 2009, the Company recognized approximately $1.3 million of such benefits and there were no in-kind services for the nine months ended December 31, 2009. For the nine months ended December 31, 2008, the Company recognized approximately $6.5 million of such benefits, which included $0.5 million of in-kind services performed by UTCP under the cost-sharing program for the nine months ended December 31, 2008. In-kind services performed by UTCP under the cost-sharing program are recorded as consulting expense within R&D expenses. Funding in excess of expenses incurred is recorded in Other Current Liabilities. The program concluded in June 2009 and therefore there was no funding in excess of expenses recorded in Other Current Liabilities as of December 31, 2009. The reduction of R&D expenses is recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. In addition to the Development Agreement, the Company entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2015. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.3 million as of December 31, 2009 and March 31, 2009. Rent expense was approximately $0.6 million and $0.5 million during the three months ended December 31, 2009 and 2008, respectively. During the nine months ended December 31, 2009 and 2008, rent expense was approximately $1.7 million and $1.6 million, respectively.

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

At December 31, 2009, the Company’s minimum commitments under non-cancelable operating leases were as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2010	$1,937
2011	1,715
2012	1,545
2013	1,383
2014	840
Thereafter	280
Total minimum lease payments	$7,700

During the three months ended September 30, 2009, the Company entered into a 24-month capital lease to finance $61,000 of computer equipment and 18-month capital lease to finance $163,000 for a forklift.

Purchase Commitments

As of December 31, 2009, the Company had firm commitments to purchase inventories of approximately $21.2 million through Fiscal 2011. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

In November 2009, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to last 24 months and cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. The Company billed the DOE under this contract a cumulative amount of $0.1 million through December 31, 2009.

Agreements the Company has with some of its distributors and Authorized Service Companies (“ASCs”) require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, the Company is then required to replace the affected stock at no cost to the distributors or ASCs. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at ASCs. As of December 31, 2009 and March 31, 2009, no significant inventories were held at ASCs.

Legal Matters

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004 a stipulation of partial settlement and release of claims against the issuer and individual defendants was submitted to the District Court. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, and the Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “shortswing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds’ reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters’ reply brief in support of their cross-appeals were filed on November 17, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

15.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses in the period covered by this Form 10-Q which would make these instruments anti-dilutive. As of December 31, 2009 and 2008, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 11.2 million and 11.8 million, respectively. As of December 31, 2009 and 2008, the number of warrants excluded from diluted net loss per common share computations was approximately 33.1 million and 21.7 million, respectively.

16.  Subsequent Event

On February 1, 2010 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Calnetix Power Solutions, Inc. (“CPS”), pursuant to which the Company acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the CPS TA100 100kW microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements (the “Asset Purchase Transaction”).

Pursuant to the Asset Purchase Transaction, the Company issued to CPS 1,550,387 shares of common stock of the Company and agreed to issue an additional, currently undetermined number of shares six months after the Closing Date (the “Second Issuance”). The number of shares of common stock issuable at the Second Issuance will be equal to $3.1 million divided by the average closing share price of the common stock for the 30-day trading period ending on the trading date immediately preceding the Second Issuance.

CPS will continue to manufacture the TA100 microturbines for the Company during the 14-month period following the Closing Date. At the end of such period, the Company has agreed to purchase for cash any remaining TA100 microturbine inventory that has not been consumed as part of the TA100 manufacturing process and is not considered as excess or obsolete and will obtain title to certain TA 100 manufacturing equipment. On the Closing Date, the Company and CPS also entered into an agreement pursuant to which the Company agreed to purchase 125kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements during a three-year period, the Company will have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. The Company must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators.

The Company will account for the acquisition under ASC 805, “Business Combinations” (“ASC 805”). Given the date of the acquisition, the Company has not completed the determination of whether or not the acquisition qualifies as a business combination in accordance with ASC 805. If the acquisition qualifies as a business combination, the Company anticipates providing a preliminary purchase price allocation, qualitative description of factors that make up any goodwill to be recognized, and supplemental pro forma financial information in the Company’s Form 10-K filing for the fiscal year ending March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2009. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under Risk Factors in Item 1A of Part II of this Form 10-Q, in our Annual Report on Form 10-K for Fiscal 2009, in our Quarterly Report on Form 10-Q for the three months ended September 30, 2009 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

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

During the three months ended December 31, 2009, we booked total orders of $31.2 million for 256 units, or 34.3 megawatts, compared to $16.0 million for 172 units, or 17.1 megawatts, during the three months ended December 31, 2008. During the three months ended December 31, 2009, we shipped 122 units with an aggregate of 12.2 megawatts, generating revenue of $12.4 million compared to 116 units with an aggregate of 8.4 megawatts, generating revenue of $7.7 million during the three months ended December 31, 2008. Total backlog as of December 31, 2009 increased $21.1 million, or 37%, to $78.1 million from $57.0 million as of December 31, 2008. As of December 31, 2009, we had 736 units, or 89.0 megawatts, in total backlog compared to 567 units, or 65.6 megawatts, as of December 31, 2008. As of December 31, 2009, 611 units, or 85.2 megawatts, valued at $74.0 million, were current and expected to be shipped within the next twelve months compared to 512 units, or 61.0 megawatts, valued at $53.2 million as of December 31, 2008. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the three months ended December 31, 2009 were: 32% for use in CHP applications, 14% for use in CCHP applications, 20% for use in resource recovery applications and 34% for use in other applications (including secure power).

The following table summarizes our backlog:

	As of December 31,
	2009		2008
	Megawatts	Units	Megawatts	Units
Current
C30	5.8	195	6.7	223
C60 Series	19.6	301	13.5	208
C200	13.2	66	9.6	48
C600	1.8	3	1.8	3
C800	4.8	6	2.4	3
C1000	40.0	40	27.0	27
Total Current Backlog	85.2	611	61.0	512

Long-term
C30	3.8	125	0.8	25
C60 Series	—	—	1.8	28
C1000	—	—	2.0	2
Total Long-term Backlog	3.8	125	4.6	55

Total Backlog	89.0	736	65.6	567

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

•             Stock-based compensation expense;

•             Loss contingencies; and

•             Fair value of financial instruments.

As discussed in Note 10 —Fair Value Measurements in the accompanying condensed consolidated financial statements, the Company adopted the updated guidance of ASC 815, which requires that our warrants be accounted for as derivative instruments and that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.

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

Results of Operations

Three Months Ended December 31, 2009 and 2008

Revenue.  Revenue is reported net of sales returns and allowances. Revenue for the three months ended December 31, 2009 increased $4.5 million, or 39%, to $16.0 million from $11.5 million for the three months ended December 31, 2008.

Revenue from microturbine product shipments increased $4.7 million, or 61%, to $12.4 million for 122 units during the three months ended December 31, 2009 from $7.7 million for 116 units during the three months ended December 31, 2008. Shipments of microturbine units were 12.2 megawatts during the three months ended December 31, 2009 compared to 8.4 megawatts during the three months ended December 31, 2008. Revenue from C30 product shipments increased $1.2 million, or 150%, to $2.0 million for 38 units during the three months ended December 31, 2009 from $0.8 million for 23 units during the three months ended December 31, 2008. Shipments of C30 product were 1.2 megawatts during the three months ended December 31, 2009 compared to 0.7 megawatts during the three months ended December 31, 2008. Revenue from C60 Series product shipments decreased $0.7 million, or 13%, to $4.8 million for 69 units during the three months ended December 31, 2009 from $5.5 million for 87 units during the three months ended December 31, 2008. Shipments of C60 Series products were 4.4 megawatts during the three months ended December 31, 2009 compared to 5.7 megawatts during the three months ended December 31, 2008. Revenue from C200 product shipments increased $0.8 million, or 100%, to $1.6 million for nine units during the three months ended December 31, 2009 from $0.8 million for five units during the three months ended December 31, 2008. Shipments of C200 Series products were 1.8 megawatts during the three months ended December 31, 2009 compared to 1.0 megawatt during the three months ended December 31, 2008. Revenue from C600 product shipments was $1.1 million for two units, or 1.2 megawatts, during the three months ended December 31, 2009. There were no C600 product shipments in the same period last year. Revenue from C800 product shipments was $1.4 million for two units, or 1.6 megawatts, during the three months ended December 31, 2009. There were no C800 product shipments in the same period last year. Revenue from C1000 product shipments increased $0.9 million, or 150%, to $1.5 million for two units during the three months ended December 31, 2009 from $0.6 million for one unit during the three months ended December 31, 2008. Shipments of C1000 Series products were 2.0 megawatts during the three months ended December 31, 2009 compared to 1.0 megawatt during the three months ended December 31, 2008. Revenue from accessories, parts and service during the three months ended December 31, 2009 decreased $0.2 million to $3.6 million from $3.8 million during the three months ended December 31, 2008.

The overall revenue increase for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 included a $1.4 million increase in revenue from the South American market, a $1.3 million increase in revenue from the European market, a $1.1 million increase in revenue from the Asian market, a $0.6 million increase in revenue from the African market and a $0.1 million increase in revenue from the North American market, all primarily the result of efforts to improve distribution channels. Product shipments were 122 units for the three months ended December 31, 2009 compared to 116 units for the three months ended December 31, 2008, while megawatts shipped increased to 12.2 megawatts from 8.4 megawatts during the three months ended December 31, 2008. Average revenue per unit increased for the three months ended December 31, 2009 to $0.1 million compared to $66,000 per unit for the three months ended December 31, 2008 because of the introduction of the higher priced C200 and C1000 Series systems. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Three Months Ended December 31,
	2009			2008
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$2.0	1.2	38	$0.8	0.7	23
C60 Series	4.8	4.4	69	5.5	5.7	87
C200	1.6	1.8	9	0.8	1.0	5
C600	1.1	1.2	2	—	—	—
C800	1.4	1.6	2	—	—	—
C1000 Series	1.5	2.0	2	0.6	1.0	1
Total from Microturbine Products	$12.4	12.2	122	$7.7	8.4	116
Accessories, Parts and Service	3.6	—	—	3.8	—	—
Total	$16.0	12.2	122	$11.5	8.4	116

Three customers accounted for 17%, 10% and 10% of our revenue, respectively, for the three months ended December 31, 2009, totaling approximately 37% of revenue. For the three months ended December 31, 2008, two customers accounted for 18% and 15% of revenue, respectively, totaling approximately 33% of revenue. Sales to Banking Production Centre (“BPC”), our Russian distributor, accounted for 0.6% and 7% of our revenue for the three months ended December 31, 2009 and 2008, respectively.

Gross Loss. Cost of goods sold includes direct material costs, production overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $0.2 million, or 1% of revenue, for the three months ended December 31, 2009 compared to $0.6 million, or 5% of revenue, for the three months ended December 31, 2008. The decrease in gross loss reflects increased sales of C200 and C1000 Series systems, resulting in an overall higher margin of $0.4 million from the change in product mix, progress on direct material cost reduction efforts and decreased manufacturing costs compared to the prior period of $0.8 million.  The decreased manufacturing costs were caused by increased costs of the introduction of the C200 and C1000 Series systems in the prior period, offset by increased warranty expense of $0.8 million. Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs. Warranty program estimates are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements.  The increase in warranty expense of $0.8 million consisted of a $0.4 million increase in the per-unit warranty accrual because of the increased volume of C200 and C1000 Series systems, which carry a higher per-unit warranty accrual and a $0.4 million increase in warranty programs compared to the prior period because of a higher benefit in the prior period for units subsequently covered by factory protection plans and our expectation that units will operate beyond the estimated warranty failure period.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs and further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development (“R&D”) Expenses. R&D expenses include compensation, engineering department expenses and materials costs associated with development. R&D expenses for the three months ended December 31, 2009 decreased $0.1 million, or 5%, to $2.0 million from $2.1 million for the three months ended December 31, 2008. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE grant and UTCP funding. The UTCP cost-sharing program concluded in June 2009. For the three months ended December 31, 2009 and 2008 there were approximately $0.1 million and $2.0 million, respectively, of such benefits from the cost sharing programs. In-kind services performed during the three months ended December 31, 2008 were valued at $0.2 million and recorded as consulting expense. The overall decrease in R&D expenses of $0.1 million resulted from decreased spending for consulting fees of $0.7 million, supplies of $0.5 million, salary expense of $0.5 million and facilities expense of $0.2 million, offset by reduced benefits from cost-sharing programs of $1.7 million and stock-based compensation expense of $0.1 million. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expenses in Fiscal 2010 to be slightly lower than in Fiscal 2009.

Selling, General, and Administrative (“SG&A”) Expenses. We had SG&A expenses of $7.4 million during each of the three months ended December 31, 2009 and December 31, 2008. During the three months ended December 31, 2009, stock-based compensation expense increased $0.6 million and stock-based compensation to consultants increased $0.5 million, while travel expense decreased $0.5 million, marketing expense decreased $0.3 million and salary expense decreased $0.3 million, all as compared to the three months ended December 31, 2008. We expect SG&A expenses in Fiscal 2010 to be slightly lower than in Fiscal 2009.

Interest Income. There was no interest income for the three months ended December 31, 2009. Interest income was $0.1 million for the three months ended December 31, 2008. The decrease during the period was attributable to lower average cash balances and less cash held in interest-bearing accounts.

Interest Expense. Interest expense for the three months ended December 31, 2009 was $0.2 million. There was no interest expense during the three months ended December 31, 2008. Interest expense related to the revolving Credit Facility and capital leases accounted for the increase in interest expense in Fiscal 2010. As of December 31, 2009, we had total debt of $7.4 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of warrant liability was a benefit of $2.3 million for the three months ended December 31, 2009. There was no change in fair value of warrant liability during the three months ended December 31, 2008. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model and the quoted price of the Company’s common stock in an active market. This revaluation has no impact on the Company’s cash balances.

Income Taxes. Income taxes for the three months ended December 31, 2009 decreased $0.5 million, to a tax benefit of $0.4 million from a tax expense of $0.1 million for the three months ended December 31, 2008. The decrease in income taxes was related to a R&D tax credit of $0.4 million that was received during the three months ended December 31, 2009.

Nine Months Ended December 31, 2009 and 2008

Revenue.  Revenue for the nine months ended December 31, 2009 increased $13.1 million, or 41%, to $45.2 million from $32.1 million for the same period last year.

Revenue from microturbine product shipments increased $12.5 million, or 55%, to $35.1 million for 340 units during the nine months ended December 31, 2009 from $22.6 million for 377 units during the nine months ended December 31, 2008. Shipments of microturbine units were 37.7 megawatts during the nine months ended December 31, 2009 compared to 23.8 megawatts during the nine months ended December 31, 2008. Revenue from C30 product shipments increased $1.8 million, or 55%, to $5.1 million for 117 units during the nine months ended December 31, 2009 from $3.3 million for 83 units during the nine months ended December 31, 2008. Shipments of C30 product were 3.6 megawatts during the nine months ended December 31, 2009 compared to 2.5 megawatts during the nine months ended December 31, 2008. Revenue from C60 Series product shipments decreased $5.0 million, or 29%, to $12.3 million for 186 units during the nine months ended December 31, 2009 from $17.3 million for 284 units during the nine months ended December 31, 2008. Shipments of C60 Series products were 12.1 megawatts during the nine months ended December 31, 2009 compared to 18.5 megawatts during the nine months ended December 31, 2008. Revenue from C200 product shipments increased $1.4 million, or 100%, to $2.8 million for 15 units, during the nine months ended December 31, 2009 from $1.4 million for nine units during the nine months ended December 31, 2008. Shipments of C200 Series products were 3.0 megawatts during the nine months ended December 31, 2009 compared to 1.8 megawatts during the nine months ended December 31, 2008. Revenue from C600 product shipments was $2.1 million for four units, or 2.4 megawatts, during the nine months ended December 31, 2009. There were no C600 product shipments in the nine months ended December 31, 2008. Revenue from C800 product shipments was $4.4 million for seven units, or 5.6 megawatts, during the nine months ended December 31, 2009. There were no C800 product shipments in the nine months ended December 31, 2008. Revenue from C1000 product shipments increased $7.8 million, or 1,300% to $8.4 million for 11 units, during the nine months ended December 31, 2009 from $0.6 million for one unit during the nine months ended December 31, 2008. Shipments of C1000 Series products were 11 megawatts during the nine months ended December 31, 2009 compared to 1.0 megawatt during the nine months ended December 31, 2008. Revenue from accessories, parts and service during the nine months ended December 31, 2009 increased $0.6 million to $10.1 million from $9.5 million during the nine months ended December 31, 2008.

The overall revenue increase for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 included a $6.0 million increase in revenue from the Asian market, a $4.9 million increase in revenue from the European market, a $3.8 million increase in revenue from the South American market and a $0.6 million increase in revenue from the African market, all primarily the result of efforts to improve distribution channels. This overall increase in revenue was offset by a $2.2 million decrease in revenue from the North American market because of lower sales volume from one of our customers and because the nine months ended December 31, 2008 included an unusually large sale to two other customers. Overall microturbine product shipments decreased during the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008, while the revenue for the nine months ended December 31, 2009 increased as a result of the introduction of our new C200 and C1000 Series product lines. Product shipments decreased to 340 units for the nine months ended December 31, 2009 compared to 377 units for the nine months ended December 31, 2008, while megawatts shipped increased to 37.7 megawatts from 23.8 megawatts during the nine months ended December 31, 2008. Average revenue per unit increased for the nine months ended December 31, 2009 to $0.1 million compared to $60,000 per unit for the nine months ended December 31, 2008 because of the introduction of the higher priced C200 and C1000 Series systems. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Nine Months Ended December 31,
	2009			2008
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$5.1	3.6	117	$3.3	2.5	83
C60 Series	12.3	12.1	186	17.3	18.5	284
C200	2.8	3.0	15	1.4	1.8	9
C600	2.1	2.4	4	—	—	—
C800	4.4	5.6	7	—	—	—
C1000 Series	8.4	11.0	11	0.6	1.0	1
Total from Microturbine Products	$35.1	37.7	340	$22.6	23.8	377
Accessories, Parts and Service	10.1	—	—	9.5	—	—
Total	$45.2	37.7	340	$32.1	23.8	377

Two customers accounted for 16% and 15% of our revenue, respectively, for the nine months ended December 31, 2009, totaling approximately 31% of revenue. For the nine months ended December 31, 2008, two customers accounted for 14% and 11% of revenue, respectively, totaling approximately 25% of revenue. Sales to BPC accounted for 15% and 14% of our revenue for the nine months ended December 31, 2009 and 2008, respectively.

Gross Loss. The gross loss was $6.1 million, or 13% of revenue, for the nine months ended December 31, 2009 compared to $2.4 million, or 7% of revenue, for the nine months ended December 31, 2008. The increase in gross loss reflects an overall lower margin of $1.7 million because we sold more C200 and C1000 Series systems, which currently have a lower margin than our average margin mix from the prior period. Although we have made progress on our direct material cost reduction efforts, we experienced increased manufacturing costs of $0.9 million because the C200 and C1000 Series systems are not yet at their target cost and increased warranty expense of $1.1 million. The increase in warranty expense of $1.1 million is the result of an increase in the per-unit warranty accrual because of the increased volume of C200 and C1000 Series systems which carry a higher per-unit warranty.

We expect to continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs and further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development (“R&D”) Expenses. R&D expenses for the nine months ended December 31, 2009 decreased $1.0 million, or 17%, to $5.0 million from $6.0 million for the nine months ended December 31, 2008. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE grant and UTCP funding. There were approximately $1.4 million of such benefits for the nine months ended December 31, 2009 and $6.5 million of such benefits for the nine months ended December 31, 2008. There were no in-kind services performed under the cost-sharing programs during the nine months ended December 31, 2009. In-kind services performed during the nine months ended December 31, 2008 were valued at $0.5 million and recorded as consulting expense. The overall decrease in R&D expenses of $1.0 million resulted from decreased spending for consulting fees of $2.3 million, supplies of $1.7 million, salary expense of $1.0 million, facilities expense of $0.4 million and travel expense of $0.1 million, offset by reduced UTCP funding benefits of $4.4 million for the cost-sharing program and stock-based compensation expense of $0.1 million. The UTCP cost-sharing program concluded in June 2009. Cost-sharing programs vary from period to period depending on the phases of the programs. We expect R&D expenses in Fiscal 2010 to be slightly lower than in Fiscal 2009.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses decreased $1.2 million, or 6%, to $20.5 million for the nine months ended December 31, 2009 from $21.7 million for the nine months ended December 31, 2008. The net decrease in SG&A expenses was comprised of a decrease of $1.3 million in travel expense and $1.3 million in salary expense offset by an increase of $0.6 million in stock-based compensation expense, $0.5 million in stock-based compensation to consultants and $0.3 million from a reversal of a loss contingency in the nine months ended December 31, 2008. We expect SG&A expenses in Fiscal 2010 to be slightly lower than in Fiscal 2009.

Interest Income. Interest income for the nine months ended December 31, 2009 decreased to $8,000 from $0.5 million for the nine months ended December 31, 2008. The decrease during the period was attributable to lower average cash balances and less cash held in interest-bearing accounts. We expect interest income to decline for Fiscal 2010 as we continue to use cash to support our operations.

Interest Expense. Interest expense for the nine months ended December 31, 2009 was $0.5 million. There was no interest expense during the nine months ended December 31, 2008. Interest expense related to the revolving Credit Facility accounted for the increase in interest expense in Fiscal 2010. As of December 31, 2009, we had total debt of $7.4 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of warrant liability was a charge of $22.5 million for the nine months ended December 31, 2009. There was no change in fair value of warrant liability during the nine months ended December 31, 2008. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model and the quoted price of the Company’s common stock in an active market. This revaluation has no impact on the Company’s cash balances.

Income Taxes. Income taxes for the nine months ended December 31, 2009 decreased $0.3 million to a tax benefit of $0.2 million from a tax expense of $0.1 million for the nine months ended December 31, 2008. The decrease in income taxes was related to R&D credit of $0.4 million that was received during the nine months ended December 31, 2008.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the remaining three months of Fiscal 2010 total approximately $0.5 million for plant and equipment costs related to manufacturing and operations. We may also have additional capital expenditures related to rental units based on market demand. The rental units can be built primarily from inventory on hand. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $3.8 million during the nine months ended December 31, 2009, compared to a decrease of $18.2 million during the nine months ended December 31, 2008. The cash was generated from or used in:

Operating Activities.  During the nine months ended December 31, 2009, we used $24.1 million in cash in our operating activities, which consisted of a net loss for the period of $54.3 million, offset by non-cash adjustments (primarily change in fair value of warrant liability, depreciation, warranty, stock-based compensation and inventory charges) of $30.4 million and cash used for working capital of $0.2 million. During the nine months ended December 31, 2008, operating cash usage was $48.9 million, which consisted of a net loss for the period of $29.8 million and cash used for working capital of $24.0 million, offset by non-cash adjustments of $4.9 million. The change in working capital of $23.8 million is primarily attributable to the change in inventory which has decreased $21.9 million as a result of our initiatives to reduce inventory. Additionally, the change in working capital is attributable to the change in accounts receivable which decreased $3.4 million because of the timing and collection of sales, and the decrease in other current liabilities of $2.3 million because of the completion of certain UTCP Development Agreement milestones, offset by the increase in accounts payable and accrued expenses of $1.9 million because of purchases of inventory and an increase in warranty claims spending of $0.9 million.

Investing Activities.  Net cash used in investing activities relates primarily to the acquisition of fixed assets of $1.6 million and $5.0 million for the nine months ended December 31, 2009 and 2008, respectively. Our cash usage for investing activities has been relatively low related to capital expenditures compared to the same period last year.

Financing Activities.  During the nine months ended December 31, 2009, we generated $21.9 million from financing activities compared to cash generated during the nine months ended December 31, 2008 of $35.7 million. The funds generated from financing activities in the nine months ended December 31, 2009 were primarily the result of warrant exercises and a registered offering of our common stock and warrants, which were completed effective September 17, 2009 and May 7, 2009, respectively.

Effective September 17, 2009, we entered into warrant exercise agreements with the holders (the “Holders”) of warrants to purchase an aggregate of 7.2 million shares of the Company’s common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the “Initial Warrants”). Pursuant to the warrant exercise agreements, we agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of Common Stock (the “New Warrants”) in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. The sale of New Warrants resulted in gross proceeds of approximately $0.4 million. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million.

Effective May 7, 2009, we completed a registered offering in which we sold 14.4 million shares of the Company’s common stock and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, resulting in gross proceeds of approximately $12.5 million. We incurred approximately $1.3 million in direct costs in connection with the offering.

The funds generated from financing activities in the nine months ended December 31, 2008 were primarily the result of a registered stock offering of our common stock and warrants, which was completed effective September 23, 2008. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct transaction costs, of approximately $29.5 million. The exercise of options and warrants yielded approximately $4.1 million in cash during the nine months ended December 31, 2008.

Repurchases of shares for employee taxes due on vesting of restricted stock units, net of employee stock purchases, yielded $0.1 million of cash during the nine months ended December 31, 2009, compared with $2.1 million of cash during the nine months ended December 31, 2008. During the nine months ended December 31, 2009, we generated additional financing from our credit facility with Wells Fargo by drawing down our line of credit when funds were available.

We maintain two Credit and Security Agreements (the “Agreements”) with Wells Fargo. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner. As of December 31 and March 31, 2009, $7.4 million and $3.7 million in borrowings were outstanding, respectively, under the Company’s $10.0 million Credit Facility.

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

On November 5, 2009, we also amended the financial covenants in the Agreements to reflect the effects of the new accounting treatment related to the fair value of our warrant liability effective September 30, 2009 and the fluctuation of product mix, effective September 30, 2009. As a result of the amendment, we were in compliance with the amended financial covenants as of September 30, 2009. If we had not obtained the waivers and amended the Agreements, we would not be able to draw additional funds under the Credit Facility. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral for our Agreements, which would be subject to seizure by Wells Fargo if we were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. As of December 31, 2009, we were in compliance with the financial covenants in the Agreements.

Although we have made progress on direct material cost reduction efforts, we were behind schedule in reducing costs at the end of the third quarter of Fiscal 2010. Additionally, we have significantly exceeded our planned backlog as of the end of the third quarter of Fiscal 2010. To meet this demand and the related working capital requirements associated with not achieving our target direct material cost reductions as scheduled and long lead times for certain materials, we will likely need to raise additional funds in the near term. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If we raise additional funds by issuing additional equity or convertible debt securities, the fully-diluted ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

•             capital improvements for new and existing facilities;

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

Should we be unable to execute our plans or obtain additional financing, we may be unable to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contractual Obligations and Commercial Commitments

As of December 31, 2009, we had firm commitments to purchase inventories of approximately $21.2 million through Fiscal 2011. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

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

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” for establishing the criteria for separating consideration in multiple-element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific evidence or other third-party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. We are evaluating any impact that the adoption of this updated guidance may have on our consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value an Update 2009-05” (“ASU 2009-05”). ASU 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. We adopted ASU 2009-05 with no impact on our consolidated financial position or results of operations.

Effective July 1, 2009, we adopted the FASB ASC 105, “Generally Accepted Accounting Principles — Overall” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue any new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectuses for these two public offerings were false and misleading in violation of the securities laws because they did not disclose these arrangements. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the Plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against the Company under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In June 2004 a stipulation of partial settlement and release of claims against the issuer and individual defendants was submitted to the District Court. While the partial settlement was pending approval, the Plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the District Court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On August 14, 2007, the Plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, and we believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “shortswing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds’ reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters’ reply brief in support of their cross-appeals were filed on November 17, 2009. We believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the Year Ended March 31, 2009 and in our Quarterly Report on Form 10-Q for the three months ended September 30, 2009 except for the addition of the CPS risk factor and the update to a previously disclosed risk factor:

Activities necessary to integrate the acquisition of the microturbine business of CPS and any future acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

We recently completed the acquisition of certain assets relating to the microturbine business of CPS, and we may acquire other businesses in the future. The success of these transactions will depend on, among other things, our ability to develop productive relationships with former CPS distributors and to integrate assets and personnel, if any, acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into these transactions. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.

Should we be unable to execute our plans to build sales and margins while controlling costs and obtain additional financing, we may be unable to continue as a going concern. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially. We were behind schedule in reducing costs at the end of the third quarter of Fiscal 2010. Additionally, we have significantly exceeded our planned backlog as of the end of the third quarter of Fiscal 2010. To meet this demand and the related working capital requirements associated with not achieving our target direct material cost reductions as scheduled and long lead times for certain materials, we will likely need to raise additional funds in the near term.  There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of the worldwide capital markets. Our available cash and proceeds from such future financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. As a result, this would affect our ability to continue as a going concern. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue as a going concern, you could lose all or part of your investments in our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Second Amendment to Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009 (c)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated November 9, 2009 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: February 9, 2010

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Second Amendment to Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009 (c)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated February 9, 2006 (File No. 001-15957).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, dated November 9, 2009 (File No. 001-15957).