Form 10-K
period 2010-03-31
CAPSTONE TURBINE Corp
filed 2010-06-14
CIK 1009759

Use these links to rapidly review the document

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

(818)734-5300
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2009 was approximately $258.9 million.

          As of June 7, 2010, 242,231,935 shares of the registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement relating to the registrant's 2010 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10-K

PART I

Item 1.    Business.

Overview

        Capstone Turbine Corporation ("Capstone" or the "Company") develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP"), integrated combined heat and power ("ICHP"), and combined cooling, heat and power ("CCHP")), resource recovery and secure power. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. There are several technologies that are used to provide "on-site power generation" (also called "distributed generation") such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors. Our distributors, along with our Authorized Service Companies ("ASCs"), install the microturbines. Service is provided directly by us through our Factory Protection Plan ("FPP") or by our distributors and ASCs. Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

        We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines designed for commercial, industrial, and utility users from 30 kilowatts ("kW") up to 1 megawatt in electric power output. Our 30 kW ("C30") microturbine can produce enough electricity to power a small convenience store. The 60 kW and 65 kW ("C60 Series") microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200 kW ("C200") microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization ("ISO") sized container, Capstone has created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 1000 kW ("C1000 Series") microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources, including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C60 Series and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. Our C60 Series was certified by the California Air Resources Board ("CARB") as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB as meeting 2008 waste gas emissions requirements for landfill and digester gas applications.

        On February 1, 2010, we acquired the 100 kW ("TA100") microturbine product line from Calnetix Power Solutions, Inc. ("CPS") and entered into a manufacturing sub-contract agreement and an original equipment manufacturer agreement with selected exclusive rights to package a combined microturbine and waste heat recovery generator product. The TA100 microturbine is most similar to the Capstone product design compared to other microturbine products in the industry and the 100 kW rating fits well between our C60 Series and C200 microturbines. The 125 kW waste heat recovery generator can be directly fired by the exhaust of six C60 Series or two C200 microturbines to provide a total of over 500 kW of clean and efficient green power in applications where the microturbine exhaust is not otherwise utilized, such as CHP or CCHP.

        We sell complete microturbine units, subassemblies, components and various accessories. We also remanufacture microturbine engines and provide after-market parts and services. Our microturbines are sold primarily through distributors and Original Equipment Manufacturers ("OEMs"). Distributors purchase our products for sale to end users and also provide application engineering and installation support. Distributors are also required to provide a variety of additional services, including engineering the applications in which the microturbines will be used, installation support of the products at the end users' sites, commissioning the installed applications and providing post-commissioning service. Our distributors perform as value-added resellers. OEMs integrate Capstone's products into their own product solutions. Capstone has also established outside sales representatives who qualify and close customer orders for direct sales by Capstone.

        To assure proper installation of Capstone microturbine systems, we have instituted a Factory Trained Installer ("FTI") training and certification program. Personnel from our distributors and OEMs, as well as design engineering firms, contractors and end users attend this FTI training. We offer a Conceptual Approval ("CA") process to assist all customers by reviewing their installation designs to confirm that the technical requirements for proper operation have been met, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow, and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to Capstone technical requirements before we accept any warranty obligations. This is aimed at providing the end user with a proper installation that will operate as expected for the life of the equipment.

        Capstone has a factory direct service offering for commissioning and post-commissioning service. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform scheduled maintenance, and in some cases unscheduled maintenance as well. Capstone then performs the required maintenance directly with its own personnel or contracts with one of its local ASCs to do so. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers ("ASPs") and must be employed by an ASC in order to perform work pursuant to a Capstone FPP. The majority of our distributors are ASCs. We also have ASCs who do not sell our products, but only offer service for them.

Our Products

        We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our C60 Series microturbine. We began shipping the C60 Integrated CHP solution in 2003, and first shipments of the C65 models occurred during the quarter ended March 31, 2006. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on Capstone's C200 microturbine engine. The C1000 Series product can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO-sized container. Our C1000 Series product beta testing was successfully implemented during

Fiscal 2009 and the first commercial shipment was on December 29, 2008. We began shipping TA100 microturbines in March 2010.

        During Fiscal 2010, we booked total orders of $73.5 million for 620 units, or 77.2 megawatts, compared to $66.0 million for 673 units, or 76.6 megawatts, during Fiscal 2009. We shipped 499 units with an aggregate of 52.8 megawatts, generating revenue of $48.7 million compared to 494 units with an aggregate of 34.1 megawatts, generating revenue of $32.4 million during Fiscal 2009. Total backlog as of March 31, 2010 increased $24.8 million, or 40%, to $86.3 million from $61.5 million at March 31, 2009. On March 31, 2010, we had 726 units, or 96.4 megawatts, in total backlog compared to 605 units, or 72.0 megawatts, for the same period last year. As of March 31, 2010, all of the backlog was current and expected to be shipped within the next twelve months compared to 421 units, or 53.5 megawatts, valued at $45.3 million as of March 31, 2009. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our revenue and backlog.

        The following table summarizes our backlog:

	Years Ended March 31,
	2010		2009
	Megawatts	Units	Megawatts	Units
Current (Expected delivery within the next twelve months)
C30	5.9	196	5.3	174
C60 Series	23.4	361	10.8	168
TA100	4.7	47	—	—
C200	14.2	71	9.8	49
C600	2.4	4	1.8	3
C800	4.8	6	4.8	6
C1000	41.0	41	21	21

Total Current Backlog	96.4	726	53.5	421
Long-term (Expected delivery is greater than twelve months)
C30	—	—	4.7	158
C200	—	—	3.0	15
C800	—	—	0.8	1
C1000	—	—	10	10

Total Long-term Backlog	—	—	18.5	184

Total Backlog	96.4	726	72.0	605

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

        Our microturbines incorporate four major design features:

  •
  advanced combustion technology;

  •
  patented air-bearing technology;

  •
  digital power electronics; and

  •
  remote monitoring.

        Our advanced combustion technology allows Capstone microturbines to achieve low emissions capability with a design that is simple to manufacture. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation. The air-bearing system allows the microturbine's single moving assembly to produce power without the need for typical petroleum-based lubrication. Air-bearings use a high-pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance such as oil changes. The electronic controls manage critical functions and monitor operations of the microturbine. For instance, our electronics control the microturbine's speed, temperature and fuel flow and communicate with external networks and building management systems. The power electronics coordinate with the grid when the units are operated in a grid-connect mode and with the on-board battery when equipped for stand-alone mode. All control functions are performed digitally. Performance is optimized, resulting in lower emissions, higher reliability and high efficiency over a variable power range.

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

  •
  multipacked to support larger loads as a "virtual single" unit; and

  •
  in dual mode, where the microturbine operates connected to the electric utility grid or operates independently.

        We also offer C60 Series and C200 ICHP systems. These systems combine the standard C60 Series and C200 microturbine unit with a Heat Recovery Module that provides electricity and heats water.

        Our family of products is offered in the following configurations:

	C30		C60 Series		TA100		C200		C1000 Series
Fuel Types	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode
Low pressure natural gas	X	X	X	X	X	X	X	X	X	X
High pressure natural gas	X	X	X	X	X	X	X	X	X	X
Compressed natural gas	X	X	X	X	X	X	X	X	X	X
Landfill gas	X		X				X		X
Digester gas	X		X				X		X
Gaseous propane	X	X	X	X			X	X	X	X
Diesel	X	X	X	X
Bio-diesel	X	X	X	X
Kerosene	X	X	X	X

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

        Our electronic controls manage microturbines using Capstone's proprietary software and advanced algorithms. The controls:

  •
  start the turbogenerator and manage its load;

  •
  coordinate the functioning of the microturbine with the grid;

  •
  manage the speed, fuel flow, and exhaust temperature of the microturbine;

  •
  convert the variable frequency, up to a maximum of 1,600 Hertz, and variable voltage power produced by the generator into a usable output of either 50 or 60 Hertz AC or DC for HEV applications; and

  •
  provide digital communications to externally maintain and control the equipment.

        In addition, our proprietary Capstone Remote Monitoring Software ("CRMS") allows end users to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the CRMS allows end-users to remotely and efficiently monitor performance, power generation and time of operation using our CRMS interface software with standard personal computers. This remote capability can provide end users with power generation flexibility and cost savings. Our Internet-based communication system, the Capstone Service Network ("CSN"), provides continuous remote monitoring and diagnostics to customers who purchase the service. If the CSN detects an out-of-limit condition or alarm, it automatically notifies the responsible ASC for immediate follow-up action.

        The C30 microturbines were initially designed to operate connected to an electric utility grid and to use a high pressure natural gas fuel source. We have expanded our microturbines' functionality to operate with different fuels. The combustor system remains the same for all fuels except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone microturbines' multi-fuel capability provides significant competitive advantages with respect to some of our selected vertical markets.

        Our C60 Series grid-connect and stand-alone microturbine power systems are listed by Underwriters Laboratories ("UL") as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements. Our products are manufactured by processes that are ISO 9001:2000 and ISO 14001:2004 certified.

        In 2002, the California Energy Commission certified our 30 kW and 60 kW microturbine power systems as the first products to comply with the requirements of its "Rule 21" grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of achieving this standard include avoiding both costly external equipment procurement requirements and extensive site-by-site and utility-by-utility analysis. Our protective relay functionality has also been recognized by the State of New York, which has pre-cleared our microturbines for connection to New York's electric utility grid.

        Our 60 kW microturbine power system was the first combustion power generation product to be certified by the CARB as meeting its stringent distributed generation emissions standards that went into effect in 2003. Our C60 Series microturbine now meets the even more stringent CARB 2007 standard for natural gas, as well as the 2008 CARB standard for landfill and digester gas fuels.

        The 100 kW microturbine power system offers a digital communications interface which can be connected to an external controller (not sold by Capstone) to provide multiple unit and dual mode dispatching functionality. An external synchronization board is provided to parallel the electrical output in multiple unit configurations for stand-alone operation.

        We are the first microturbine manufacturer to achieve UL Class I, Division 2 certification for operation in hazardous-area oil and gas applications. These specially packed systems are applied in oil and gas production areas with potentially explosive environments.

        In September 2009, we received UL certification for our C200 Series grid-connect and stand-alone microturbine power systems as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

        In June 2010, we received UL certification for our C1000 Series grid-connect and stand-alone microturbine power systems as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

Applications

        Worldwide, stationary power generation applications vary from huge central stationary generating facilities above 1,000 megawatts, to back-up uses below ten kilowatts. Historically, power generation in most developed countries such as the United States, has been part of a regulated system. A number of developments related primarily to the deregulation of the industry as well as significant technology advances have broadened the range of power supply choices available to customers. With the introduction of the C200 and C1000 Series, our microturbines may be used in a variety of applications generally requiring less than five megawatts. Within the distributed generation markets served, we focus on vertical markets that we have identified as having the greatest near-term potential. In the markets we are focusing on (CHP, CCHP, resource recovery and secure power), we have identified specific targeted vertical market segments.

Cogeneration—CHP/CCHP

        Cogeneration maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage to customers. Cogeneration uses both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 70% or more. The increased operating efficiency reduces overall green house gas emissions compared with traditional independent sources such as power generation and local thermal generation and, through displacement of other separate systems, can reduce variable production costs. Our microturbines' emissions of commonly found air pollutants ("criteria pollutants") such as Nitrogen oxides ("NOx") and volatile organic compounds ("VOCs") are lower than those from the on-site boilers that our CHP system displaces—meaning that local emissions of these pollutants are actually reduced when a Capstone CHP system is installed. This high CHP efficiency also means more efficient use of expensive fuels and can reduce net utility costs for end users. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications. For example, we have used the heat generated by the microturbines to supply hot water solutions for hotels, schools and swimming pools. When our microturbine exhaust drives an absorption chiller, the chiller produces chilled water for air conditioning and other uses. These systems have also been implemented to supply solutions in grocery stores, office and government buildings and manufacturing facilities.

        There are markets for CHP and CCHP applications worldwide. A study conducted for the US Department of Energy ("DOE") calculated the total potential CHP market in the United States to be over 35.5 gigawatts through 2020. Many governments have encouraged more efficient use of the power generation process to reduce pollution, lower dependence on fossil fuels and control the cost of locally produced goods. To access these markets, we have entered into agreements with distributors which have engineered CHP packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. Further, we have our own integrated CHP product for the C60 Series and C200 products.

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

        In February 2010, we entered into an agreement with CPS to purchase 125 kW waste heat recovery generators in exchange for certain minimum purchase requirements during a three-year period ending February 1, 2013. Pursuant to this agreement, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application.

Secure Power

        Because of the potentially catastrophic consequences of even momentary system failure, certain power users such as high technology and information systems companies require particularly high levels of reliability in their power service. Capstone's secure power offerings are the world's only microturbine powered Uninterruptible Power Source ("UPS") solutions that can offer clean, IT-grade power produced from microturbines, the utility or a combination of both. We offer two microturbine powered UPS solutions that support prime and dispatched power options. The Capstone UPSource microturbine powered UPS solution provides prime or emergency power solutions. Capstone's Hybrid UPS microturbine- powered solution provides power when dispatched in high efficiency, standard UPS and emergency power solutions. Both secure power products offer eight 9's of reliability (99.999999%) in common N + 1 configurations. Dual mode units operating in a prime power configuration can support a 150% overload for 10 seconds during transient conditions. Dual mode units operating in grid parallel mode can provide customers a back-up power system with an economic return. These systems offer high onsite energy efficiency when combined with a heat exchanger (CHP) to create hot water or with a chiller (CCHP) for air conditioning at these facilities. This configuration, when combined with the Capstone Dual Mode Controller, can transition from the grid parallel mode to prime power mode in less than 10 seconds. This provides end users with a backup system with a short return on investment.

Hybrid Electric Vehicles

        Our technology is also used in hybrid electric vehicle applications. Our customers have applied our products in hybrid electric vehicles such as buses and trolleys. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of these microturbine hybrids include fuel economy gains, quieter operation, reduced emissions and high reliability compared with traditional combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, before after-treatment, that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. . Many manufacturers are incorporating exhaust treatment that increases upfront equipment costs, life cycle costs and may reduce overall engine efficiency.

Sales, Marketing and Distribution

        We sell our microturbines worldwide. With the introduction of the C200 and C1000 Series products, management anticipates that our microturbines will be used in applications requiring up to five megawatts.

        We primarily sell our products through distributors, and in some cases, we sell our products directly to end users. Our parts are sold to distributors, ASCs and end users. Our typical terms of sale include shipment of the products with title, care, custody and control transferring at our dock, payment due anywhere from in advance of shipment to 90 days from shipment, and warranty periods of approximately 15 to 18 months from shipment. We typically do not have customer acceptance provisions in our agreements.

North America

        We have distribution agreements with a number of companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been CHP, CCHP, resource recovery, oil & gas and hybrid vehicles.

        In developing our sales opportunities we have identified the need to address various requirements present in our target localities. These requirements include electric grid interconnection standards, gas utility connection requirements, building and fire safety codes and various inspections and approvals. The costs and scheduling ramifications of these various approvals can be significant to the completion of an installation. Our goal is to work with the applicable regulating entities to establish compliant standards for the installation of our microturbines so that the costs and installation timelines are minimized for our customers. We have received pre-approval by the New York State Public Services Commission for installation and interconnection to the electric utilities in New York, and we meet the California interconnection requirements. Management believes that we can create market advantages for our products through enhancing the ease of deploying our distributed generation solutions.

        In February 2009, we introduced our factory rental program primarily to target the oil & gas and telecommunication sectors that frequently deploy temporary power solutions while they build out permanent infrastructure.

Asia and Australia

        Our sales and marketing strategy in Asia and Australia has been to develop and strengthen distributor relationships throughout these continents.

        Our market focus in Asia and Australia is CHP, CCHP and oil & gas applications. Our historical sales in Southeast Asia and Australia have primarily been in the oil & gas market. Other areas in Asia and the Pacific Rim offer attractive opportunities as well. South Korea and China are areas where resource recovery applications and CHP and CCHP solutions are expected to experience market growth.

Europe and Russia

        To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased Capstone local sales and service support. We have an office in Europe for the purpose of working with our distributors there on a daily basis to realize growth opportunities. We have established a spare parts distribution center in Europe to make parts readily available to our distributors. Resource recovery applications have been growing in Europe based on attractive incentives established in several countries. Further, Europe has a history of extensive use of distributed generation technologies.

South America

        Our sales and marketing strategy in South America has been to develop and strengthen distributor relationships throughout South America.

        Our market focus in South America is CHP, CCHP and oil & gas applications. Our historical sales in South America have primarily been in the oil & gas market.

Revenue

        For geographic and segment revenue information, please see Note 2—Summary of Significant Accounting Policies—Segment Reporting in the "Notes to Consolidated Financial Statements."

Customers

        Two customers each accounted for 14% of revenue for the year ended March 31, 2010. Sales to Banking Production Centre ("BPC"), one of our Russian distributors, accounted for 14%, 13% and 18% of our revenue for the years ended March 31, 2010, 2009 and 2008, respectively. Sales to Aquatec-Maxcon Pty Ltd. ("Aquatec"), our Australian distributor, accounted for 14%, 5% and 0% of our revenue for the years ended March 31, 2010, 2009 and 2008, respectively. Sales to UTC Power Corporation ("UTCP"), an affiliate of United Technologies Corporation ("UTC") and historically one of our largest customers, accounted for 0.2%, 7% and 13% of our revenue for the years ended March 31, 2010, 2009 and 2008, respectively. Additionally, BPC and Green Environment, Inc. accounted for 20% and 16%, respectively, of net accounts receivable as of March 31, 2010. BPC accounted for 29% of net accounts receivable as of March 31, 2009. BPC represented 20% and 29% of net accounts receivable as of March 31, 2010 and 2009, respectively. UTCP did not have any invoices outstanding in accounts receivable as of March 31, 2010.

Competition

        The market for our products is highly competitive. Our microturbines compete with existing technologies such as reciprocating engines and may also compete with emerging distributed generation technologies, including solar power, wind-powered systems, fuel cells and other microturbines. Many potential customers rely on the utility grid for their electrical power. As many of our distributed generation competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence and greater resources, which they can devote to product development or promotion.

        Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies, such as fuel cells or microturbines. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (resource recovery/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because Capstone microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

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

        Our microturbines may also compete with other distributed generation technologies, including solar power, wind-powered systems and fuel cells. Solar-powered and wind-powered systems produce no emissions. The main drawbacks to solar-powered and wind-powered systems are their dependence on weather conditions, the utility grid and high capital costs that make these systems uneconomical without government subsidies. Although the market for fuel cells is still developing, a number of companies are focused on markets similar to ours, including FuelCell Energy Inc., UTCP, Plug Power Inc. and Ballard Power Systems Inc. Fuel cells have lower levels of NOx and other criteria pollutant emissions than our microturbines. Fuel cells, like wind-powered systems and solar power systems, have received higher levels of incentives for the same type of applications as microturbines. Management believes that, absent these high government-supported incentives, microturbines provide a better value to end users in most applications. However, over the medium-to-long term, fuel cell technologies that compete more directly with our products may be introduced.

        We also compete with other companies who have microturbine products, some of which have significantly greater resources and brand recognition than us, including Ingersoll-Rand Company Limited and Turbec S.p.A.

        Overall, we compete with end users' other options for electrical power and heat generation on the basis of our microturbines' ability to:

  •
  provide power when a utility grid is not available or goes out of service;

  •
  reduce total cost of purchasing electricity and fuel;

  •
  improve electric power availability and provide high power quality;

  •
  operate on multiple fuel types;

  •
  reduce emissions—both criteria pollutants and greenhouse gasses;

  •
  simplify operation; and

  •
  control maintenance costs and associated disposal of hazardous materials.

Governmental and Regulatory Impact

        Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

        In February 2009, the President of the United States signed into law the American Recovery and Reinvestment Act of 2009 ("ARRA"). ARRA has dedicated billions of dollars towards clean energy research and deployment. Some of Capstone's distributor's projects in Fiscal 2010 were partly funded by ARRA by providing funding to state energy programs, most notably in Pennsylvania. Members of Congress introduced legislation in calendar 2009 and 2010 that may benefit Capstone in Fiscal 2011, including energy and climate change legislation that will promote low and carbonless power generation applications. In addition, certain proposed changes to the Internal Revenue Code of 1986 may result in positive tax benefits for our end users. This proposed legislation also targets hybrid electric and natural gas-powered vehicles. Additionally, Capstone continues to engage with U.S. policymakers to develop government programs to promote low emission products. We cannot provide assurance that any such legislation will be enacted, however, or that it will benefit us if enacted.

        In California, the Self Generation Incentive Program was modified to allow natural gas-fired CHP applications to receive rebates. However, at this time, management believes that our end users would not realize any significant benefits to their capital equipment purchase plans until the second half of calendar 2010.

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

        Our strategy of outsourcing the manufacturing and assembly of our nonproprietary product components allows for more attractive pricing, quick ramp-up and the use of just-in-time inventory management techniques. While the current variability in our demand volumes and resulting imprecise demand forecasting affect our ability to leverage these capabilities, management believes that we can realize economies of scale related to our product manufacturing costs as unit volume increases. We assemble and test units as well as manufacture air-bearings and certain combustion system components at our facility in Chatsworth, California. Additionally, we manufacture recuperator cores at our facility in Van Nuys, California. We have primary and secondary sources for other critical components and have evaluated our core competencies and identified additional outsourcing opportunities which we are now actively pursuing. We monitor parts subject to a single or a limited source supply to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

        Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding, if available.

        Solar Turbines Incorporated ("Solar"), a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar's technology, which allows us to manufacture cores ourselves. In June 2001, we started to manufacture recuperator cores. Recuperator cores using the Solar technology, which we make and sell, are subject to a per-unit royalty fee. As of March 31, 2010, cumulative royalties of $0.3 million have been paid under the terms of the licensing agreement with Solar.

        CPS will continue to manufacture the TA100 microturbines for Capstone through March 31, 2011. We have agreed to purchase for cash any remaining TA100 microturbine inventory remaining after March 31, 2011 that has not been consumed as part of the TA100 manufacturing process and is not considered in excess or obsolete, and we will obtain title to certain TA100 manufacturing equipment. On February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements during a three-year period, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. We must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators.

Research and Development ("R&D")

        For fiscal years ended March 31, 2010, 2009 and 2008, R&D expense was $7.0 million, $8.1 million and $8.9 million and was 11%, 19% and 28% of total revenue, respectively. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE grant and the Development and License Agreement ("Development Agreement") with UTCP. Benefits from cost-sharing programs were $1.7 million, $8.1 million and $3.0 million for the years ended March 31, 2010, 2009 and 2008, respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

        The CARB established extremely high industry standards for distributed generation by requiring emissions levels comparable to the Best Available Control Technology for large state-of-the-art central utility power plants. In March 2009, Capstone's 30 kW microturbines became even "greener" with the successful demonstration of our ultra low emissions product complying with EPA and CARB 2010 emissions requirements which reduced previous requirements for NOx by 86%, carbon monoxide (CO) by 98%, and volatile organic compounds (VOCs) by 98%. Test results showed that the microturbine removed concentrations of unburned hydrocarbons (HC) in the ambient air. The ultra low emissions performance was attained without sacrificing Capstone's signature low maintenance costs by combining ultra low emission lean premix combustion technology with a catalyst that requires no scheduled maintenance for the life of the system. This is in contrast to exhaust cleanup systems used by traditional reciprocating engine driven generation equipment that use chemicals such as ammonia or urea and need frequent adjustments to maintain proper function and air quality. Certification to this standard allows generators to be installed in most of the major air quality management districts in California without regular on-site emissions testing. To date, only microturbines and fuel cells have been certified to this new standard. Installing six 65 kW microturbines operating 24 hours a day reduces NOx emissions by approximately five tons per year which equates to the environmental impact of taking 258 cars off the road, based on EPA emissions and efficiency data for the average U.S. power plant and average passenger vehicle. Capstone enhanced its C60 Series microturbine to meet the CARB 2007 standard with co-funding from the DOE.

        Capstone microturbines are the first power generation technology to receive CARB 2008 Waste Gas Emissions certification for operation on landfill and digester gas. Capstone microturbines are capable of burning waste gases with methane contents as low as 30% which can be challenging for competing combustion technologies. We achieve CARB waste gas emissions requirements with our low premix combustion technology inherent to the microturbine which requires no exhaust after treatment. Certification to the new waste fuel emissions standard makes approved technologies such as the Capstone landfill and digester microturbines much easier to locate in California. Producing energy using gas from these applications avoids the need to use non-renewable resources such as coal, oil, or natural gas to produce the same amount of energy.

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

        Our more recent significant R&D activity has been the C200 microturbine—a 200 kW, higher electrical efficiency product. Capstone worked with the DOE on its "Advanced MicroTurbine System" program and received funding for some of the early C200 development efforts. C200 beta testing demonstrated performance to design objectives making the C200 the highest electrical efficiency turbine less than 4.5 megawatts. The C200 includes the same low emissions, certification options, and flexible configuration features incorporated on our existing C30 and C60 Series products. Capstone signed an agreement with UTCP to provide cash and in-kind services to complete development and commercially launch the C200 product in September 2007. Our C200 beta testing was successfully implemented during Fiscal 2005 and the first commercial shipment was on August 28, 2008.

        Our C1000 Series product was developed based on Capstone's C200 microturbine product line. This product family can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO container. Benefits of the C1000 Series product include low greenhouse-gas emissions, patented air-bearing microturbine technology, ease of installation and commissioning with a single fuel and electrical connection, minimal scheduled maintenance and downtime, low noise and vibration and one of the industry's smallest modular footprints. Additional features include Capstone's remote monitoring and diagnostic capabilities and integrated utility synchronization and protection. Our C1000 product beta testing was successfully implemented during Fiscal 2009 and the first commercial shipment was on December 29, 2008.

        In September 2009, we received UL certification for our C200 Series grid-connect and stand-alone microturbine power systems as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

        The world's first boat powered with an ultra low emission Capstone C30 microturbine launched in the Netherlands on June 7, 2010. This innovative onboard energy system features a Capstone C30 diesel fueled microturbine.

        In June 2010, we received UL certification for our C1000 Series grid-connect and stand-alone microturbine power systems as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

        R&D activities have historically also focused on development of related products and applications, including gas compressors that enhance the microturbines' multi-fuel capability and integration with energy storage devices like battery packs for stand-alone applications. Current and future R&D activities are and will be in support of our focused target markets.

        Capstone has a microturbine concept in the early stages of development, which is targeted at the needs of the Class 8 truck market (trucks or tractor- trailers with a manufacturer's listed gross vehicle weight of 33,000 pounds or more). This Inter Cooled and Recuperated ("ICR") microturbine is targeted to achieve 45% shaft efficiency while meeting 2010 EPA requirements for heavy duty diesel engines. In March 2009, we successfully demonstrated that our ICR microturbine produces emission levels that comply with the EPA and CARB 2010 requirements for heavy duty diesel engines and hybrid electric buses. Sales of heavy duty trucks and busses represent a major market opportunity, and, therefore, these applications have the potential to become a focused area for development if we can achieve the required performance and price levels.

Protecting our Intellectual Property Rights and Patents

        We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 111 U.S. and 35 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2027. These numbers include 24 U.S. patents and 35 international patents that were acquired from CPS.

        Management believes that a policy of protecting intellectual property is an important component of our strategy of being the leader in microturbine system technology and will provide us with a long-term competitive advantage. In addition, we implement security procedures at our plants and facilities and have confidentiality agreements with our suppliers, distributors, employees and certain visitors to our facilities.

Organization and Employees

        We were organized in 1988. On June 22, 2000, we reincorporated as a Delaware corporation.

        As of March 31, 2010, we had 182 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

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

Item 1A.    Risk Factors.

        This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") pertaining to, among other things, our results of operations, profits and losses, R&D activities, sales expectations, our ability to develop markets for our products, sources for parts, federal, state and local government regulations, general business, industry and economic conditions applicable to us, the reliability of our products and their need for maintenance, our ability to be cost-competitive and to outperform competition, customer satisfaction, the value of using our products, our ability to achieve economies of scale, market advantage, return on investments, functionality of our products, our microturbine technology, the utilization of our products, our creation of market advantages, competition, the introduction of new technologies, our production capacity, expiration of patents, protection of intellectual property, the adequacy of our facilities, the impact of pending litigation, dividends, business strategy, product development, critical accounting policies, capital resources, capital expenditures, liquidity, amortization expense of intangibles, cost of warranties, stock-based compensation, our stockholders rights plan, purchase and lease commitments, current liabilities, the transaction with Calnetix Power Solutions, Inc., recently issued accounting standards, market risk and interest rate sensitivity. These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations, except as may be required by law.

        The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause the actual results and conditions to differ materially from those projected in forward- looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks actually occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report, our quarterly reports on Form 10-Q and other documents filed by us from time to time.

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

        We maintain two Credit and Security Agreements with Wells Fargo Bank, National Association, or Wells Fargo, that provide us with a line of credit of up to $10 million in the aggregate. At March 31, 2010, we had $7.6 million outstanding under this line of credit. Under this credit facility, we are required to satisfy specified financial and restrictive covenants. Failure to comply with these covenants could cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. At several times during the Fiscal 2010 and as of March 31, 2010, we have been in noncompliance with certain covenants under the credit facility. In connection with each event of noncompliance, Wells Fargo has waived the event of default and, on several occasions, we have amended the credit facility agreements in response to the default and waiver. For more information, see the section below entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." If we had not obtained these waivers, or if we are ever again in noncompliance, we may not be able to draw additional funds under the credit facility. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral under the credit facility agreements, which would be subject to seizure by Wells Fargo if we were in default and unable to repay the indebtedness. As a condition of the recent amended Agreements, we have restricted $5.0 million of cash as additional security for the credit facility. Wells Fargo also has the option to terminate the credit facility or accelerate the indebtedness during a period of noncompliance.

        Our obligations under the credit facility could have important consequences, including the following:

  •
  We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for operations, capital expenditures, general corporate or other purposes.

  •
  We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.

  •
  We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any outstanding indebtedness under the credit facility is accelerated, our assets may not be sufficient to repay such indebtedness..

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.

        Should we be unable to execute our plans to build sales and margins while controlling costs and obtain additional financing, we may be unable to continue as a going concern. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially. Our available cash and proceeds from future financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. As a result, this would affect our ability to continue as a going concern. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue as a going concern, you could lose all or part of your investments in our securities.

Impairment charges on our long-lived assets, including intangible assets with finite lives would adversely affect our financial position and results of operations.

        We evaluate the carrying value of long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine whether impairment has occurred, we compare the undiscounted cash flows of the long-lived asset with its carrying value. The estimation of future cash flows requires significant estimates of factors that include future sales growth, gross margin performance, including our estimates of reductions in our direct material costs, and reductions in operating expenses. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast, the carrying value of our asset groups may prove to be unrecoverable and we may incur impairment charges in the future. In addition, significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, unanticipated competition, loss of key customers or changes in technology or markets, could require a charge for impairment that can materially and adversely affect our reported net loss and our stockholders' equity.

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

Our operating results are dependent, in large part, upon the successful commercialization of our products. Failure to produce our products as scheduled and budgeted would materially and adversely affect our business and financial condition.

        We cannot be certain that we will deliver ordered products in a timely manner. Any reliability or quality issues that may arise with our products could prevent or delay scheduled deliveries. Any such delays or costs could significantly impact our business, financial condition and operating results.

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

Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure.

        In order to achieve our goal of improving the quality and lowering the total costs of ownership of our products, we may require engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive. Despite our continuous quality improvement initiatives, we may not meet customer expectations. Any significant quality issues with our products could have a material adverse effect on our rate of product adoption, results of operations, financial condition and cash flow. Moreover, as we develop new configurations for our microturbines and as our customers place existing configurations in commercial use, our products may perform below expectations. Any significant performance below expectations could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

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

        Our competitors include several well-known companies with histories of providing power solutions. They have substantially greater resources than we have and have established worldwide presence. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or lobby for governmental regulations and policies to create competitive advantages vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development and quality, as well as attention to product performance, our product prices, our conformance to industry standards, manufacturing capability and sales and marketing. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have business relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

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

        Our sales and marketing efforts may not achieve intended results and, therefore, may not generate the revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on selected vertical markets. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near term plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

        We offer direct sales and service in selected markets. We do not have extensive experience in providing direct sales and service and may not be successful in executing this strategy. In addition, we may lose existing distributors or service providers or we may have more difficulty attracting new distributors and service providers as a result of this strategy. Further, we may incur new types of obligations, such as extended service obligations, that could result in costs that exceed the related revenue. We may encounter new transaction types through providing direct sales and service and these transactions may require changes to our historic business practices. For example, an arrangement with a third party leasing company may require us to provide a residual value guarantee, which is not consistent with our past operating practice.

        Also, as we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and global economic or political instability. In that regard, BPC, which accounted for approximately 20% of our net accounts receivable as of March 31, 2010 and approximately 14% of our revenue for Fiscal 2010, is a privately owned company located in Russia, and we are, therefore, particularly susceptible to risks associated with doing business in that country.

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

        We recently completed the acquisition of certain assets relating to the microturbine business of CPS, and we may acquire other businesses in the future. The success of these transactions will depend on, among other things, our ability to develop productive relationships with the corresponding distributors and to integrate assets and personnel, if any, acquired in these transactions and to apply our internal controls processes to these acquired businesses. The integration of any acquired businesses or significant assets may require significant attention from our management, and the diversion of management's attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into these transactions. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Loss of a significant customer could have a material adverse effect on our results of operations.

        Aquatec and BPC each accounted for approximately 14% of our revenue for the fiscal year ended March 31, 2010. As of March 31, 2010, Aquatec and BPC represented 7% and 20% of net accounts receivable, respectively. Loss of Aquatec, BPC or any other significant customers could adversely affect our results of operations.

We may not be able to develop sufficiently trained applications engineering, installation and service support to serve our targeted markets.

        Our ability to identify and develop business relationships with companies who can provide quality, cost-effective application engineering, installation and service can significantly affect our success. The application engineering and proper installation of our microturbines, as well as proper maintenance and service, are critical to the performance of the units. Additionally, we need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve the quality of applications, installation and service while reducing associated costs could affect the marketability of our products.

Changes in our product components may require us to replace parts held at distributors and ASCs.

        We have entered into agreements with some of our distributors and ASCs requiring that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, we are required to replace the affected stock at no cost to the distributors or ASCs. It is possible that future changes in our product technology could involve costs that have a material adverse effect on our results of operations, cash flow or financial position.

We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.

        Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions and occupational health and safety. Regulatory agencies may impose special requirements for the implementation and operation of our products or that may significantly affect or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all. Non-compliance with applicable regulations could have a material adverse effect on our operating results.

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

        Utility companies or governmental entities could place barriers on the installation of our products or the interconnection of the products with the electric grid. Further, they may charge additional fees to customers who install on-site generation or have the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and other operating results. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. The cost of electric power generation bears a close relationship to natural gas and other fuels. However, changes to electric utility tariffs often require lengthy regulatory approval and include a mix of fuel types as well as customer categories. Potential customers may perceive the resulting swings in natural gas and electric pricing as an increased risk of investing in on-site generation.

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

We may not achieve production cost reductions necessary to competitively price our products, which would adversely affect our sales.

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

        We may face litigation relating to intellectual property matters, labor matters, product liability, or other matters. We are a party to stockholder lawsuits alleging violations of securities laws in connection with our June 2000 initial public offering and November 2000 secondary offering described under "Legal Proceedings" in this Annual Report. An adverse judgment could negatively impact our financial position and results of operations, the trading price of our common stock and our ability to obtain future financing on favorable terms or at all. Any litigation could be costly, divert management attention or result in increased costs of doing business.

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

        In addition, the stock market in general, and the NASDAQ Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. The market prices of securities of technology companies and companies servicing the technology industries have been particularly volatile. These broad market and industry factors may cause a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class- action litigation has often been instituted against that company. We are currently subject to litigation relating to our initial public offering and a subsequent common stock offering as described under "Legal Proceedings" in this Annual Report. This type of litigation, regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management's attention and resources, which could materially harm our financial condition, results of operations and cash flow.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of leased office space, warehouse space and assembly and test space located at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in July 2014, and we have two five-year options to extend the term of this lease. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in nearby Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in December 2012, and we have one five-year option to extend this lease.

        Management believes our facilities are adequate for our current needs.

Item 3.    Legal Proceedings.

        In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its then officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for our June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants' alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. The District Court directed that the litigation proceed within a number of "focus cases" and on October 13, 2004, the District Court certified the focus cases as class actions. Our case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court's class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement "fairness" hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, and management believes that the outcome of this litigation will not have a material adverse impact on the consolidated financial position and results of operations.

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington(the "Washington District Court") against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds' claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds' reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters' reply brief in support of their cross-appeals were filed on November 17, 2009.

Management believes that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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

	High	Low
Year Ended March 31, 2009:
First Quarter	$4.42	$2.14
Second Quarter	$4.15	$1.12
Third Quarter	$1.67	$0.61
Fourth Quarter	$1.10	$0.39
Year Ended March 31, 2010:
First Quarter	$1.34	$0.60
Second Quarter	$1.57	$0.71
Third Quarter	$1.50	$1.07
Fourth Quarter	$1.45	$1.06

        As of June 7, 2010, the last reported sale price of our common stock on the NASDAQ Global Market was $1.09 per share.

Stockholders

        As of June 7, 2010 there were 880 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

Dividend Policy

        We currently intend to retain any earnings for use in our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. We have never declared or paid any cash dividends on our capital stock. In the future, the decision to pay any cash dividends will depend upon our results of operations, financial condition, cash flow and capital expenditure plans, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant, including approval from Wells Fargo.

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

        Amounts in thousands, except per share data.

	Year Ended March 31,
	2010	2009	2008	2007	2006
Statement of Operations:
Revenue	$61,554	$43,949	$31,305	$21,108	$24,103
Cost of goods sold	69,999	49,277	35,105	26,045	34,563

Gross loss	(8,445)	(5,328)	(3,800)	(5,027)	(10,460)
Operating costs and expenses:
Research and development	6,954	8,125	8,906	9,374	11,019
Selling, general and administrative	28,383	28,628	25,622	24,615	27,741
Loss from operations	(43,782)	(42,081)	(38,328)	(39,016)	(49,220)
Net loss	$(67,241)	$(41,717)	$(36,113)	$(36,728)	$(47,073)
Net loss per share of common stock—basic and diluted	$(0.34)	$(0.25)	$(0.25)	$(0.32)	$(0.50)

	As of March 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$47,270	$19,519	$42,605	$60,322	$58,051
Working capital	30,115	34,741	44,934	72,103	60,099
Total assets	103,446	72,329	74,046	97,003	89,717
Revolving credit facility	7,571	3,654	—	—	—
Capital lease/note payable obligations	302	41	18	46	66
Long-term liabilities	274	288	463	561	626
Stockholders' equity	$46,432	$50,470	$53,053	$81,785	$71,628

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

Overview

        Capstone is, and has been, the market leader in microturbines based on the number of microturbines sold. We were able to significantly increase revenues again this year despite the difficult economic conditions worldwide. Management believes that our efforts on the continued growth and broadening of our distribution network and the stronger than anticipated market acceptance of our new C200 and C1000 Series products were the primary reasons for our growth. In addition, management believes that the oil & gas, high rise buildings, biogas, UPS and hybrid electric vehicle markets will continue to provide strong potential upside opportunities to Capstone in the near term.

        Our Chief Executive Officer, Executive Vice President of Sales & Marketing and Senior Vice President of Customer Service have approximately 60 years of combined experience in distributed generation and co-generation. This team has successfully sold competing products, including GE Energy Jenbacher gas engines, and Caterpillar Inc., Deutz Corporation, Waukesha and other microturbines.

        We continue to focus on improving our products and delivery based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets.

        On February 1, 2010, we entered into an Asset Purchase Agreement with CPS. The Company acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the CPS 100 kW ("TA100") microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements. Pursuant to the transaction, on February 23, 2010, the Company issued to CPS 1,550,387 shares of common stock of the Company and agreed to pay additional consideration of $3.1 million on July 30, 2010. The additional consideration may be paid, at the Company's discretion, in a currently undetermined number of shares, or cash. If settled in common stock, the number of shares of common stock issuable on July 30, 2010 will be equal to $3.1 million divided by the average closing share price of the common stock for the 30-day trading period ending on the trading date immediately preceding the issuance.

        CPS will continue to manufacture the TA100 microturbines for Capstone through March 31, 2011. We have agreed to purchase for cash any remaining TA100 microturbine inventory remaining after March 31, 2011 that has not been consumed as part of the TA100 manufacturing process and is not considered in excess or obsolete and we will obtain title to certain TA100 manufacturing equipment. On the closing date of February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements during a three-year period, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. We must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators.

        In order to increase volume and reduce cost, we focus our efforts in vertical markets that we expect to generate repeat business for the Company. To support our opportunities to grow in these markets, we continue to enhance the reliability and performance of our products by regularly developing new processes and enhancing training to assist those who apply, install and use our products.

        An overview of our direction, targets and key initiatives follows:

  1)
  Focus on Vertical Markets—Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (CHP and CCHP, resource recovery, hybrid electric vehicles and secure power), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success base our plans on those factors.

    During Fiscal 2010, we booked orders for 77.2 megawatts and shipped 52.8 megawatts of products, resulting in 96.4 megawatts in backlog at the end of the fiscal year. Our actual product shipments in Fiscal 2010 were: 38% for use in CHP applications, 7% for use in CCHP applications, 22% for use in resource recovery applications and 33% for use in other applications (including hybrid electric vehicles and secure power).

  2)
  Sales and Distribution Channel—We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 38 distributors and OEMs, which includes ten distributors added as a result of the CPS transaction. Internationally, outside of North America, we currently have 55 distributors and OEMs, which includes eight distributors added as a result of the CPS transaction. We continue to refine the distribution channels to address our specific targeted markets.

  3)
  Service—We serve our customers directly and through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local ASCs to do so. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called ASPs and must be employed by an ASC in order to perform work pursuant to a Capstone FPP. The majority of our distributors are ASCs. Our FPP backlog at the end of Fiscal 2010 was $17.1 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2024. Service revenue in Fiscal 2010 was approximately 8% of total revenue.

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

  5)
  New Product Development—Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C60 Series, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. Our C200 product beta testing was successfully implemented during Fiscal 2005 and first commercial shipment was on August 28, 2008. Our C1000 Series product was developed based on Capstone's C200 microturbine product line. This product family can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO-sized container. Our C1000 product beta testing was successfully implemented during Fiscal 2009 and the first commercial shipment was on December 29, 2008.

  6)
  Cost and Core Competencies—We are making progress towards achieving overall cost improvements through design changes, robotics, parts commonality, tier one suppliers and lower cost offshore suppliers. In conjunction with these changes, we launched a strategic supply chain initiative to develop suppliers on a global basis. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress diversifying our suppliers internationally and within the United States. Management expects to leverage our costs as product volumes increase.

        Management believes that effective execution in each of these key areas will be necessary to leverage Capstone's promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions, our financial model indicates that we will achieve positive cash flow when we ship approximately 200 units in a quarter, depending on product mix, which is not reflective of what is in our current backlog.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to long-lived assets, including intangible assets and fixed assets, bad debts, inventories, warranty obligations, stock-based compensation, warrant liabilities, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  •
  We evaluate the carrying value of long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted estimated future cash flows of the assets using a rate that approximates our weighted-average cost of capital. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

    The estimation of future cash flows requires significant estimates of factors that include future sales growth, gross margin performance and reductions in operating expenses. This estimation includes the performance of our recently acquired TA100 product line. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast, the carrying value of our asset groups may prove to be unrecoverable and we may incur impairment charges in the future. A significant assumption in our forecasts is our ability to reduce our direct material costs. Based on our current forecasts, if we were not able to achieve 80% of our cost reduction estimates, our estimated undiscounted cash flows could exceed the carrying value of our long-lived assets, which could result in a future impairment of our long-lived assets. The Company performed an analysis as of March 31, 2010 and determined that the estimated undiscounted cash flows of the long-lived assets exceeded the carrying value of the assets and no write-down was necessary. See Note 5—Intangible Assets in the "Notes to Consolidated Financial Statements."

  •
  Our inventories are valued at first in first out ("FIFO") and lower of cost or market. We routinely evaluate the composition of our inventories and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventories. In addition, inventories are classified as current or long-term based on our sales forecast. A change in forecast could impact the classification of inventories.

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

  •
  Our revenue consists of sales of products, parts, accessories and service, net of discounts. Our distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectability is reasonably assured. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. For multiple- element arrangements, we recognize revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known and customer acceptance, if required, has occurred.

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

  •
  We recognize stock-based compensation expense associated with stock options in the statement of operations. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black—Scholes valuation model.

    The use of Black-Scholes model requires us to make estimates of the following assumptions:

      •
      Expected volatility—The estimated stock price volatility was derived based upon the Company's actual historic stock prices over the expected option life, which represents the Company's best estimate of expected volatility.

      •
      Expected option life—For Fiscal 2008, the Company's estimate of an expected option life was calculated in accordance with the Staff Accounting Bulletin No. 107 simplified method for calculating the expected term assumption. In Fiscal 2010 and 2009, the expected life, or term, of options granted was derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding.

      •
      Risk-free interest rate—We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

    The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. We review historical forfeiture data and determine the appropriate forfeiture rate based on that data. We re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we recognize the actual expense over the vesting period only for the shares that vest.

  •
  As discussed in Note 9—Fair Value Measurements in the "Notes to Consolidated Financial Statements", we adopted the updated guidance of ASC 815, which requires that our warrants be accounted for as derivative instruments and that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.

    The use of the Black-Scholes model requires us to make estimates of the following assumptions:

      •
      Expected volatility—The estimated stock price volatility was derived based upon the Company's actual historic stock prices over the contractual life of the warrants, which represents the Company's best estimate of expected volatility.

      •
      Risk-free interest rate—We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the warrant contractual life assumption as the risk-free interest rate.

Results of Operations

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009

        Revenue.    Revenue is reported net of allowances. Revenue for Fiscal 2010 increased $17.7 million, or 40%, to $61.6 million from $43.9 million for Fiscal 2009. The overall revenue increase for Fiscal 2010 compared to Fiscal 2009 included a $9.3 million increase in revenue from the European market, a $6.8 million increase in revenue from the Australian market, a $3.8 million increase in revenue from the South American market and a $0.7 million increase in revenue from the African market, all primarily the result of our efforts to improve distribution channels. This overall increase in revenue was offset by a $2.9 million decrease in revenue from the North American market because of lower sales volume to one of our customers and because Fiscal 2009 included unusually large sales to two customers. Overall microturbine product shipments were slightly higher during Fiscal 2010 compared to Fiscal 2009 totaling 499 units (52.8 megawatts) and 494 units (34.1 megawatts) respectively. Megawatts shipped and revenue during Fiscal 2010 increased as a result of the introduction of our new TA100, C200 and C1000 Series product lines. The average revenue per unit increased to $98,000 in Fiscal 2010 compared to $66,000 per unit for the same period last year because of the benefit of a full twelve months of sales of higher priced C200 and C1000 Series systems, which were introduced during Fiscal 2009. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

        The following table summarizes our revenue (revenue amounts in millions):

	Years Ended March 31,
	2010			2009
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$6.9	5.0	161	$4.0	3.1	104
C60 Series	17.4	17.7	272	23.8	24.4	375
TA100	1.2	1.1	11	—	—	—
C200	4.9	5.6	28	1.4	1.8	9
C600	2.8	3.0	5	1.0	1.2	2
C800	5.0	6.4	8	1.1	1.6	2
C1000 Series	10.5	14.0	14	1.1	2.0	2

Total from Microturbine Products	$48.7	52.8	499	$32.4	34.1	494
Accessories, Parts and Service	12.9	—	—	11.5	—	—

Total	$61.6	52.8	499	$43.9	34.1	494

        Sales to BPC accounted for 14% and 13% of revenues for the year ended March 31, 2010 and 2009, respectively. Sales to Aquatec accounted for 14% and 5% of our revenue for the years ended March 31, 2010 and 2009, respectively. Sales to UTC accounted for 0.2% and 7% of revenue for year ended March 31, 2010 and 2009, respectively.

        Gross Loss.    Cost of goods sold includes direct material costs, production and service center overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $8.4 million, or 14% of revenue, during Fiscal 2010 compared to $5.3 million, or 12% of revenue, during Fiscal 2009. The increase of $3.1 million in gross loss was the result of increased warranty expense of $2.3 million, increased inventory charges of $1.2 million and $0.6 million related to a change in product mix as we sold more C200 and C1000 Series systems in Fiscal 2010, which currently have a lower margin than our overall average margin mix from Fiscal 2009, as a result of low introductory pricing and initially higher than planned product cost. This is offset by a decrease in our production and service center overhead of $1.0 million.

        Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs. Warranty program are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $2.3 million consisted of a $1.9 million increase for warranty repairs related to C200 and C1000 Series systems, where early production units operating at customer sites were updated for improvements, as the product matured during the year and the increase in the per-unit warranty accrual because of the increased volume of C200 and C1000 Series systems in the field. In addition, the $2.3 million increase also included a $0.4 million increase in warranty programs compared to the prior period because of a higher benefit recorded in the prior period because of warranty program reductions for units subsequently covered by factory protection plans and our expectation that units will operate beyond the estimated warranty failure period.

        The increase in inventory charges of $1.2 million was because of charges related to scrap and yield issues in the manufacturing process of the C200 and C1000 Series products. These charges were offset by decreased production and service center overhead of $1.0 million. The reduction in overhead was a result of our production cost reduction efforts, primarily related to the decrease in manufacturing personnel.

        Management expects we will continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. We have taken steps to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

        Research and Development Expenses.    R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses during Fiscal 2010 decreased $1.1 million, or 14%, to $7.0 million from $8.1 million during Fiscal 2009. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE grant and UTCP funding. There were approximately $1.7 million of such benefits during Fiscal 2010 and $8.1 million of such benefits during Fiscal 2009. There were no in-kind services performed under the cost-sharing programs during Fiscal 2010. In-kind services performed during Fiscal 2009 were valued at $0.2 million and recorded as consulting expenses. The overall decrease in R&D expenses of $1.1 million resulted from decreased spending for consulting expenses of $2.4 million, supplies of $2.4 million, salary expense of $1.3 million, facilities expense of $1.3 million and travel expense of $0.1 million, offset by reduced UTCP funding benefits of $6.4 million for the cost-sharing program, which concluded in June 2009. Cost-sharing programs vary from period to period depending on the phases of the programs. Management expects R&D expenses in Fiscal 2011 to be slightly lower than in Fiscal 2010.

        Selling, General and Administrative ("SG&A") Expenses.    SG&A expenses decreased $0.2 million to $28.4 million during Fiscal 2010 from $28.6 million during Fiscal 2009. The net decrease in SG&A expenses was comprised of a decrease of $1.8 million in salary expense, $1.6 million in travel expense, $0.5 million in consulting services expense and $0.4 million in marketing expense, offset by an increase of $1.8 million in professional services expense, including legal, bank fees, and insurance, $1.0 million in stock-based compensation expense, $0.8 million in facilities expense and $0.5 million in stock-based compensation to consultants. Management expects SG&A expenses in Fiscal 2011 to be slightly lower than in Fiscal 2010.

        Interest Income.    Interest income during Fiscal 2010 decreased to $8,000 from $0.5 million during Fiscal 2009. The decrease during the period was attributable to lower average cash balances and less cash held in interest-bearing accounts. Management expects interest income to increase for Fiscal 2011 as we invest cash received from our February 2010 offering into interest-bearing accounts.

        Interest Expense.    Interest expense during Fiscal 2010 increased to $0.7 million from $0.1 million during Fiscal 2009. Interest expense related to the revolving credit facility with Wells Fargo accounted for the increase in interest expense in Fiscal 2010. As of March 31, 2010, we had total debt of $7.6 million outstanding under the revolving credit facility with Wells Fargo.

        Change in Fair Value of Warrant Liability.    The change in fair value of warrant liability was a charge of $22.9 million during Fiscal 2010. There was no change in fair value of warrant liability during Fiscal 2009. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Black-Scholes valuation model and the quoted price of the Company's common stock in an active market. This revaluation has no impact on the Company's cash balances.

        Income Tax Provision.    Income taxes during Fiscal 2010 decreased $0.2 million to a tax benefit of $0.1 million from a tax expense of $0.1 million during Fiscal 2009. The decrease in income taxes was related to a R&D tax credit of $0.4 million that was received during Fiscal 2010. At March 31, 2010, we had federal and state net operating loss carryforwards of approximately $576.7 million and $396.9 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $235.4 million at March 31, 2010 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2009, the net deferred tax asset was fully reserved.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

        Revenue.    Revenue for Fiscal 2009 increased $12.6 million, or 40%, to $43.9 million from $31.3 million for Fiscal 2008. The overall revenue increase for Fiscal 2009 compared to the previous year included a $9.0 million increase in revenue from the North American market, a $4.6 million increase in revenue from the Asian market, a $1.4 million increase in revenue from the European market, all primarily the result of efforts to improve distribution channels. South American market revenue for Fiscal 2009 was $2.4 million lower than the previous year because Fiscal 2008 included an unusually large product sale for this historically small revenue market. Overall microturbine product shipments were slightly higher during Fiscal 2009 compared to Fiscal 2008 totaling 494 units (34.1 megawatts) and 434 units (22.5 megawatts) respectively. Megawatts shipped and revenue during Fiscal 2009 increased as a result of increased shipments of our C60 Series product and the introduction of our new C200 and C1000 Series product lines. The average revenue per unit increased to $66,000 in Fiscal 2009 compared to $72,000 per unit for Fiscal 2008. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

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

        One customer accounted for 13% of revenue for Fiscal 2009. For Fiscal 2008, two customers accounted for 18% and 13% of revenue, respectively. Sales to BPC accounted for 13% and 18% of revenues for Fiscal 2009 and 2008, respectively. Sales to UTC accounted for 7% and 13% of revenue for Fiscal 2009 and 2008, respectively.

        Gross Loss.    The gross loss was $5.3 million, or 12% of revenue, for Fiscal 2009 compared to $3.8 million, or 12% of revenue, for Fiscal 2008. The increase in gross loss reflected increased manufacturing costs of $2.9 million because of the product launch of the C200 and C1000 Series systems offset by an improvement of $0.1 million as a result of a higher margin product mix, primarily because of increased sales of C60 Series systems and reduced warranty expense of $1.3 million. Warranty expense for unit shipments increased slightly as a result of higher shipment volumes and the product launch of the C200 and C1000 Series systems offset by a decrease in the estimated cost of repair. In addition, the warranty expense increase was offset by a $1.3 million reduction in warranty programs because of units subsequently covered by factory protection plans, units decommissioned and our expectation that units will fall outside of the estimated warranty failure period.

        Research and Development Expenses.    R&D expenses for Fiscal 2009 decreased $0.8 million, or 9%, to $8.1 million from $8.9 million for Fiscal 2008. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE and the UTCP funding. There were approximately $8.1 million of such benefits for Fiscal 2009 and $3.0 million of such benefits for Fiscal 2008. In-kind services performed by UTCP under the cost-sharing program for each of Fiscal 2009 and 2008 were valued at $0.2 million and recorded as consulting expense. The overall decrease in R&D expenses of $0.8 million resulted from the increased recognition of $5.1 million of funding from UTCP for the cost-sharing program. This benefit was offset by increased spending for supplies of $2.3 million, labor costs of $1.4 million, consulting fees of $0.4 million and facilities expense of $0.2 million. Cost-sharing programs vary from period to period depending on the phases of the programs.

        Selling, General and Administrative Expenses.    SG&A expenses increased $3.0 million, or 12%, to $28.6 million for Fiscal 2009 from $25.6 million for Fiscal 2008. The net increase in SG&A expenses was comprised of an increase of $1.9 million in labor expense, $1.6 million related to travel expense, $0.3 million of marketing expense and $0.1 million in professional services expense, including accounting, legal and insurance expense, offset by a decrease for a change in estimate of legal accruals of $0.4 million, supplies of $0.3 million and consulting expense of $0.2 million. The increase in labor and travel costs reflected the continued effort to develop worldwide distributors and the launch of the C200 and C1000 Series systems.

        Interest Income.    Interest income for Fiscal 2009 decreased $1.7 million, or 77%, to $0.5 million from $2.2 million for Fiscal 2008. The decrease during Fiscal 2009 was attributable to lower average cash balances and interest rates.

        Interest Expense.    Interest expense for Fiscal 2009 increased $62,000, or 886%, to $69,000 from $7,000 for Fiscal 2008. Interest expense related to the revolving credit facility with Wells Fargo accounted for the increase in interest expense in Fiscal 2009.

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

        Amounts in thousands, except per share data

	Year Ended March 31, 2010				Year Ended March 31, 2009
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$16,321	$15,986	$15,522	$13,725	$11,822	$11,482	$13,121	$7,524
Cost of goods sold	18,713	16,204	18,520	16,562	14,727	12,083	13,448	9,019

Gross loss	(2,392)	(218)	(2,998)	(2,837)	(2,905)	(601)	(327)	(1,495)
Operating costs and expenses:
R&D	1,957	1,965	2,271	761	2,076	2,048	2,017	1,984
SG&A	7,887	7,433	6,840	6,223	6,929	7,441	7,720	6,538

Loss from operations	(12,236)	(9,616)	(12,109)	(9,821)	(11,910)	(10,090)	(10,064)	(10,017)
Net loss	$(12,931)	$(7,170)	$(31,881)	$(15,259)	$(11,954)	$(10,035)	$(9,911)	$(9,817)

Net loss per common share—basic and diluted	$(0.05)	$(0.04)	$(0.17)	$(0.08)	$(0.06)	$(0.06)	$(0.06)	$(0.07)

Liquidity and Capital Resources

        Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Based on our current forecasts and assumptions, we believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our planned capital expenditures for Fiscal 2011 include approximately $2.0 million for rental units, and plant and equipment costs related to manufacturing and operations. The majority of the $2.0 million relates to the rental units, which can be built primarily from inventory on hand. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

        Our cash and cash equivalent balances increased $27.8 million during the year ended March 31, 2010, compared to a decrease of $23.1 million during the year ended March 31, 2009. The cash was generated from or used in:

  Operating Activities—During the year ended March 31, 2010 we used $34.6 million in cash in our operating activities, which primarily consisted of a net loss for the period of approximately $67.2 million, offset by non-cash adjustments (primarily change in fair value of warrant liability, employee stock-based compensation, depreciation and amortization, warranty and inventory charges) of $33.9 million and cash used for working capital of approximately $1.3 million. This compared to operating cash usage of $55.5 million during the year ended March 31, 2009, which consisted of a net loss for the period of approximately $41.7 million, offset by non-cash adjustments (primarily employee stock-based compensation, depreciation and amortization, warranty and inventory charges) of $6.3 million and cash used for working capital of approximately $20.1 million. The change in working capital of $18.8 million was primarily attributable to the change in inventory which had decreased $20.4 million for Fiscal 2010 compared to Fiscal 2009 as a result of our initiatives to reduce inventory. Additionally, the change in working capital was attributable to the change in other current liabilities which had decreased $4.0 million for Fiscal 2010 compared to Fiscal 2009 because of the completion of certain UTCP Development Agreement milestones, offset by accounts receivable which had increased $3.6 million because of the timing and collection of sales, an increase in warranty claims spending of $1.3 million and an increase in accounts payable and accrued expenses of $0.5 million over the same periods because of purchases of inventory.

  Investing Activities—Net cash used in investing activities related primarily to the acquisition of fixed assets of $2.0 million and $6.7 million for Fiscal 2010 and 2009, respectively. Our cash usage for investing activities was relatively low related to capital expenditures compared to Fiscal 2009. However, in Fiscal 2009 we increased cash usage for investing activities as a result of investments in production equipment and leasehold improvements related to the C200 and C1000 Series products.

  Financing Activities—During Fiscal 2010, we generated $64.4 million from financing activities compared to cash generated during Fiscal 2009 of $39.2 million. The funds generated from financing activities in Fiscal 2010 were primarily the result of the February 2010 registered offering of our common stock, the September 2009 warrant exercise transaction and the May 2009 registered offering of our common stock and warrants described below.

  Effective February 24, 2010, we completed an underwritten offering in which we sold 43.8 million shares of the Company's common stock at a price of $1.05 per share, resulting in gross proceeds of approximately $46.0 million. We incurred approximately $3.6 million in direct costs in connection with the offering.

  Effective September 17, 2009, we entered into warrant exercise agreements with the holders (the "Holders") of warrants to purchase an aggregate of 7.2 million shares of the Company's common stock issued by the Company to such Holders on May 7, 2009 (the "Initial Warrants"). Pursuant to the warrant exercise agreements, we agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of common stock (the "New Warrants") in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. The sale of New Warrants resulted in gross proceeds of approximately $0.4 million. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million.

  Effective May 7, 2009, we completed a registered offering in which we sold 14.4 million shares of the Company's common stock and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, resulting in gross proceeds of approximately $12.5 million. We incurred approximately $1.3 million in direct costs in connection with the offering.

  The funds generated from financing activities during Fiscal 2009 were primarily the result of a registered offering of our common stock and warrants, which was completed effective September 23, 2008. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct transaction costs, of approximately $29.5 million. The exercise of options and warrants yielded approximately $6.1 million in cash during Fiscal 2009.

  Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, yielded $0.1 million of cash during each of Fiscal 2010 and 2009. During Fiscal 2010, we generated additional financing from the Credit Facility (defined below) by drawing down our line of credit when funds were available.

        We maintain two Credit and Security Agreements (the "Agreements") with Wells Fargo. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the "Credit Facility"). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner. As of March 31, 2010 and 2009, $7.6 million and $3.7 million in borrowings were outstanding, respectively, under the Credit Facility.

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

        As of March 31, 2009, we determined that we were not in compliance with financial covenants in the Agreements regarding our net worth and net income. On May 3, 2009, we received from Wells Fargo a waiver of our noncompliance with these two financial covenants as of March 31, 2009 and on June 9, 2009, we amended the Agreements to revise these covenants.

        On September 22, 2009, we received from Wells Fargo a notice of default of our noncompliance with a financial covenant in the Agreements regarding our net worth as of June 30, 2009 and July 31, 2009 and a second financial covenant regarding our net income as of June 30, 2009. On October 28, 2009, we received an additional notice of default regarding our noncompliance with the net worth covenant as of August 31, 2009. These defaults were the result of our adoption of ASC 815 and the increase in C1000 Series sales, which had lower initial margins during the six months ended September 30, 2009. On November 5, 2009, we received from Wells Fargo a waiver of our noncompliance with these covenants and amended the financial covenants in the Agreements to reflect the effects of the new accounting treatment related to the fair value of our warrant liability, effective September 30, 2009, and the fluctuation of product mix, effective September 30, 2009. As a result of the amendment, we were in compliance with the amended financial covenants as of September 30, 2009.

        As of March 31, 2010, we determined that we were not in compliance with the financial covenant in the Agreements regarding our net income. On May 11, 2010, we received a notice of default from Wells Fargo related to our noncompliance. As a result, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. On June 11, 2010, we received from Wells Fargo a waiver of our noncompliance with the financial covenant as of March 31, 2010 and amended the Agreements to set the covenants for Fiscal 2011. As a condition of the amended Agreements, we have restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility. If we had not obtained the waiver and amended the Agreements, we would not be able to draw additional funds under the Credit Facility. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral under the Agreements, which would be subject to seizure by Wells Fargo if we were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, we believe we will maintain compliance with the covenants contained in the amended Agreements for the next twelve months

        Management believes that our existing cash and cash equivalents are sufficient, to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that we may decide to raise additional capital in the future. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. We cannot provide assurance that we will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

        Additionally, the continued credit crisis could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the recession in economic activity.

        Should we be unable to execute our plans or obtain additional financing that might be needed if our cash needs change, we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contractual Obligations and Commercial Commitments

        At March 31, 2010, our commitments under notes payable, capital leases and non-cancelable operating leases were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in Thousands)
Contractual Obligations:
Long-term Debt and Capital Lease Obligations	$302	$167	$127	$8	$—
Operating Lease Obligations	$5,996	$1,768	$3,948	$280	$—
CPS Microturbine Product Line Acquisition Obligation	$3,026	$3,026	$—	$—	$—
Revolving Credit Facility	$7,571	$7,571	$—	$—	$—

        As of March 31, 2010, we had firm commitments to purchase inventories of approximately $18.9 million through Fiscal 2013. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

        Agreements we have with some of our distributors and ASCs require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors or ASCs. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in product technology could result and yield costs if significant amounts of inventory are held at distributors or ASCs. As of March 31, 2010, no significant inventories were held at distributors or ASCs.

        Pursuant to the terms of our Agreements with Wells Fargo, the minimum interest payable for the Credit Facility is $31,000 each calendar month. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner.

Off-Balance Sheet Arrangements

        We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Standards

        In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 was issued to change certain guidance in the original codification and to clarify other portions. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU 2010-09, except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010. We determined that this updated guidance has no impact on our consolidated financial position or results of operations.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 provides amended disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2010-06 with no impact on disclosures. See Note 9—Fair Value Measurements in the "Notes to Consolidated Financial Statements" for disclosure regarding the fair value of financial instruments.

        In September 2009, the FASB issued updated guidance of ASC 605, "Revenue Recognition," for establishing the criteria for separating consideration in multiple-element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific evidence or other third-party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. We are evaluating any impact that the adoption of this updated guidance may have on our consolidated financial position or results of operations.

        In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value an Update 2009-05" ("ASU 2009-05"). ASU 2009-05 amends subtopic 820-10, "Fair Value Measurements and Disclosures—Overall" and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. We adopted ASU 2009-05 with no impact on our consolidated financial position or results of operations.

        Effective July 1, 2009, we adopted the FASB ASC 105, "Generally Accepted Accounting Principles—Overall" ("ASC 105"). ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with

GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue any new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

        In May 2009, the FASB issued ASC 855, "Subsequent Events" ("ASC 855"). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. We adopted ASC 855 with no impact on our consolidated financial position or results of operations. See Note 1—Description of the Company and Basis of Presentation in the "Notes to Consolidated Financial Statements" for further discussion.

        In April 2009, the FASB issued updated guidance of ASC 820, "Fair Value Measurements." The updated guidance is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The updated guidance also enhances the disclosure of instruments for both interim and annual periods. We adopted this updated guidance with no impact on our consolidated financial position or results of operations. See Note 9—Fair Value Measurements in the "Notes to Consolidated Financial Statements", for disclosure regarding the fair value of financial instruments.

        In June 2008, the FASB issued updated guidance of ASC 815, "Derivatives and Hedging" ("ASC 815"), that is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The updated guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The updated guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and is able to qualify for the scope exception. The adoption of this updated guidance affects our accounting for warrants with certain anti-dilution provisions. Warrants with certain anti-dilution provisions may no longer be recorded as equity. We adopted this updated guidance as of April 1, 2009. See Note 9—Fair Value Measurements in the "Notes to Consolidated Financial Statements", for disclosure regarding the fair value of financial instruments.

        In April 2008, the FASB issued updated guidance of ASC 350, "Intangibles—Goodwill and Other," removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, "Business Combinations," and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. We determined that this updated guidance has no impact on our consolidated financial position or results of operations.

        In March 2008, the FASB issued updated guidance of ASC 815, "Derivatives and Hedging" which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This updated guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of the Company's derivative instruments and hedging activities and their effects on the Company's financial position, financial performance, and cash flows. This updated guidance applies to all derivative instruments, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. The updated guidance impacts only the Company's disclosure requirements and therefore will not have an impact on the Company's consolidated financial position or results of operations. We adopted the updated guidance and included the additional required disclosures. See Note 9—Fair Value Measurements in the "Notes to Consolidated Financial Statements", for disclosure of derivative instruments.

        In December 2007, the FASB issued updated guidance of ASC 810, "Consolidation." This updated guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The updated guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This updated guidance was effective for fiscal years beginning after December 15, 2008. We determined that this updated guidance has no impact on our consolidated financial position or results of operations.

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

Interest

        As of March 31, 2010, we had $7.6 million outstanding under our Credit Facility. A hypothetical 2% change in interest rates would not have any effect on our interest expense or interest payments because interest on our Credit Facility balance of $7.6 million as of March 31, 2010 would still be lower than the minimum interest payment of approximately $31,000 each calendar month payable pursuant to the Credit Facility.

Item 8.    Financial Statements and Supplementary Data.

        Our Consolidated Financial Statements and Financial Statement Schedule included in this Annual Report beginning at page F-1 are incorporated in this Item 8 by reference.

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

        In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2010 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2010. Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued a report on the Company's internal control over financial reporting. The report of Deloitte & Touch LLP follows. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the three month period ended March 31, 2010 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the internal control over financial reporting of Capstone Turbine Corporation and subsidiary (the "Company") as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2010 of the Company and our report dated June 14, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding Capstone Turbine Corporation's adoption of the guidance originally issued in Emerging Issues Task Force No. 07-05, "Determining Whether an Instrument (or Embedded Feature) is Indexed on an Entity's Own Stock", (codified in FASB ASC Topic 815—Derivatives and Hedging), effective April 1, 2009.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
June 14, 2010

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Information contained under the caption "Proposal 1: Election of Directors to the Board of Directors" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Executive Officers

        Information contained under the caption "Executive Officers of the Company" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

        Information contained under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Code of Ethics

        Information contained under the caption "Other Information—Code of Business Conduct and Code of Ethics" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Stockholder Nominees

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Director Recommendation and Nomination Process" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Audit and Compliance Committee

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Board Committees—Audit Committee" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information contained under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        Information contained under the caption "Securities Authorized for Issuance under Equity Compensation Plans" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

        Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information contained under the captions "Other Information—Related Person Transactions Policies and Procedures" and "Governance of the Company and Practices of the Board of Directors—Board of Directors" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information contained under the caption "Fees and Services of the Independent Registered Public Accounting Firm" included in our proxy statement relating to our 2010 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1. and 2.    Financial statements and financial statement schedule

        The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a) 3.    Index to Exhibits.

Exhibit Number		Description
1		Underwriting Agreement between Capstone Turbine Corporation and Lazard Capital Markets, LLC, dated February 19, 2010(a)

2		Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(b)

3.1		Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)

3.2		Amended and Restated Bylaws of Capstone Turbine Corporation(d)

4.1		Specimen stock certificate(e)

4.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(f)

4.3		Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(g)

4.4		Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(f)

4.5		Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(h)

4.6		Form of Warrant issued to investors in the September 2009 Warrant Exchange Transaction(i)

4.7		Form of Warrant issued to investors in the 2009 registered direct offering(j)

4.8		Form of Warrant issued to investors in the 2008 registered direct offering(k)

4.9		Form of Warrant issued to investors in the 2007 registered direct offering(l)

10.1		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(m)

10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(m)

10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)

10.4		Lease between Capstone Turbine Corporation and AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(o)

10.5	*	1993 Incentive Stock Option Plan(p)

Exhibit Number		Description
10.6	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan(q)

10.7	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 9, 2009(r)

10.8	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 11, 2008(s)

10.9	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(t)

10.10	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan

10.11	*	Deferred Compensation Plan of Capstone Turbine Corporation(u)

10.12	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(v)

10.13		Development and License Agreement between Capstone Turbine Corporation and UTC Power Corporation, dated September 4, 2007(q)

10.14		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2009 registered direct offering(j)

10.15		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2008 registered direct offering(k)

10.16		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the September 2009 Warrant Exchange Transaction(i)

10.17		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(w)

10.18		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(w)

10.19		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(w)

10.20		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(x)

10.21		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010

10.22	*	Capstone Turbine Corporation Executive Performance Incentive Plan(y)

10.23	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(z)

10.24	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(z)

10.25	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(z)

10.26	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(w)

10.27	*	Amended and Restated Change of Control Severance Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(w)

Exhibit Number		Description
10.28	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(aa)

10.29	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(aa)

10.30	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(aa)

10.31	*	Form of Inducement Stock Option Agreement(bb)

10.32	*	Form of Inducement Restricted Stock Unit Agreement(bb)

14.1		Code of Business Conduct(cc)

14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(cc)

21		Subsidiary List(aa)

23		Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (included on the signature page of this Form 10-K)

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

32		Certification of Chief Executive Officer and Chief Financial Officer

(a)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 19, 2010 (File No. 000-15957).

(b)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).

(c)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(d)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(e)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated June 21, 2000, filed on July 10, 2008 (File No. 333-33024).

(f)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(g)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 001-15957).

(h)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(i)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 18, 2009 (File No. 001-15957).

(j)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on May 4, 2009 (File No. 001-15957).

(k)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 18, 2008 (File No. 001-15957).

(l)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on January 19, 2007 (File No. 001-15957).

(m)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 16, 2000 (File No. 000-15957).

(n)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 000-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on August 17, 2009 (File No. 000-15957).

(p)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated March 22, 2000 (File No. 333-33024).

(q)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(r)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2009 (File No. 001-15957).

(s)
Incorporated by reference to Appendix B to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(t)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(u)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated July 31, 2001 (File No. 333-66390).

(v)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (File No. 001-15957).

(w)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(x)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2009 (File No. 001-15957).

(y)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(z)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(aa)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(bb)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049)

(cc)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

*
Management contract or compensatory plan or arrangement

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2010 and 2009	F-3
For the years ended March 31, 2010, 2009 and 2008:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2010, 2009 and 2008:
Schedule II—Valuation and Qualifying Accounts	F-39

        Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiary (the "Company") as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company changed its method of accounting for warrants with anti-dilution provisions with the adoption of the guidance originally issued in Emerging Issues Task Force No. 07-05, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" (codified in FASB ASC Topic 815—Derivatives and Hedging), effective April 1, 2009.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
June 14, 2010

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2010	March 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$47,270	$19,519
Accounts receivable, net of allowance for doubtful accounts of $121 in 2010 and $644 in 2009	18,464	10,871
Inventories	19,645	24,379
Prepaid expenses and other current assets	1,335	1,515

Total current assets	86,714	56,284

Property, plant and equipment, net	8,247	9,432
Non-current portion of inventories	3,588	5,883
Intangible assets, net	4,643	411
Other assets	254	319

Total	$103,446	$72,329

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,338	$11,484
Accrued salaries and wages	1,741	2,062
Accrued warranty reserve	1,036	2,344
Deferred revenue	923	1,171
Revolving credit facility	7,571	3,654
Current portion of notes payable and capital lease obligations	161	13
Warrant liability	26,803	—
Other current liabilities	3,026	815

Total current liabilities	56,599	21,543

Long-term portion of notes payable and capital lease obligations	141	28
Other long-term liabilities	274	288
Commitments and contingencies (Note 11)	—	—
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 243,015,511 shares issued and 242,119,402 shares outstanding at March 31, 2010; 174,888,521 shares issued and 174,070,581 shares outstanding at March 31, 2009	243	175
Additional paid-in capital	721,408	666,357
Accumulated deficit	(674,178)	(615,100)
Treasury stock, at cost; 896,109 shares at March 31, 2010 and 817,940 shares at March 31, 2009	(1,041)	(962)

Total stockholders' equity	46,432	50,470

Total	$103,446	$72,329

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2010	2009	2008
Revenue	$61,554	$43,949	$31,305
Cost of goods sold	69,999	49,277	35,105

Gross loss	(8,445)	(5,328)	(3,800)
Operating expenses:
Research and development	6,954	8,125	8,906
Selling, general and administrative	28,383	28,628	25,622

Total operating expenses	35,337	36,753	34,528

Loss from operations	(43,782)	(42,081)	(38,328)
Interest income	8	515	2,224
Interest expense	(673)	(69)	(7)
Change in fair value of warrant liability	(22,853)	—	—

Loss before income taxes	(67,300)	(41,635)	(36,111)
(Benefit) provision for income taxes	(59)	82	2

Net loss	$(67,241)	$(41,717)	$(36,113)

Net loss per common share—basic and diluted	$(0.34)	$(0.25)	$(0.25)

Weighted average shares used to calculate basic and diluted net loss per common share	199,579	164,462	145,425

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock				Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2007	144,512,997	$145	$619,423	$(537,270)	551,208	$(513)	$81,785
Purchase of treasury stock	—	—	—	—	109,333	(151)	(151)
Vested restricted stock awards	293,545	—	—	—	—	—	—
Stock-based compensation	—	—	3,125	—	—	—	3,125
Exercise of stock options and employee stock purchases	1,847,595	2	2,370	—	—	—	2,372
Stock awards to Board of Directors	60,592	—	53	—	—	—	53
Warrants exercised	1,524,123	1	1,981	—	—	—	1,982
Net loss	—	—	—	(36,113)	—	—	(36,113)

Balance, March 31, 2008	148,238,852	148	626,952	(573,383)	660,541	(664)	53,053
Purchase of treasury stock	—	—	—	—	157,399	(298)	(298)
Vested restricted stock awards	691,174	1	(1)	—	—	—	—
Stock-based compensation	—	—	3,320	—	—	—	3,320
Exercise of stock options and employee stock purchases	1,197,582	1	2,411	—	—	—	2,412
Stock awards to Board of Directors	102,886	—	101	—	—	—	101
Warrants exercised	3,172,367	3	4,121	—	—	—	4,124
Issuance of common stock, net of issuance costs	21,485,660	22	29,453	—	—	—	29,475
Net loss	—	—	—	(41,717)	—	—	(41,717)

Balance, March 31, 2009	174,888,521	175	666,357	(615,100)	817,940	(962)	50,470
Purchase of treasury stock	—	—	—	—	78,169	(79)	(79)
Vested restricted stock awards	786,389	1	(1)	—	—	—	—
Stock-based compensation	—	—	4,560	—	—	—	4,560
Exercise of stock options and employee stock purchases	246,857	—	213	—	—	—	213
Stock awards to Board of Directors	57,532	—	66	—	—	—	66
Cumulative effect of adoption of new accounting pronouncement	—	—	(14,750)	8,163	—	—	(6,587)
Warrants exercised	7,225,434	7	15,012	—	—	—	15,018
Issuance of common stock, net of issuance costs	58,260,391	58	48,155	—	—	—	48,214
Issuance of common stock for Calnetix Power Solutions acquisition	1,550,387	2	1,796	—	—	—	1,798
Net loss	—	—	—	(67,241)	—	—	(67,241)

Balance, March 31, 2010	243,015,511	$243	$721,408	$(674,178)	896,109	$(1,041)	$46,432

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net loss	$(67,241)	$(41,717)	$(36,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,496	2,959	2,215
Amortization of deferred financing costs	83	10	—
Interest expense on second funding liability	35	—	—
Provision (benefit) for allowance for doubtful accounts	172	15	(160)
Inventory write-down	1,238	786	1,038
Provision (benefit) for warranty expenses	1,336	(944)	372
Loss on disposal of equipment	30	7	22
Stock-based compensation	4,626	3,421	3,178
Change in fair value of warrant liability	22,853	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,765)	(4,118)	(3,094)
Inventories	6,069	(14,355)	6,557
Prepaid expenses and other assets	348	144	(56)
Accounts payable and accrued expenses	4,134	3,645	1,793
Accrued salaries and wages and long term liabilities	(335)	368	(13)
Accrued warranty reserve	(2,644)	(1,303)	(2,335)
Deferred revenue	(248)	391	(157)
Other current liabilities	(815)	(4,843)	5,658

Net cash used in operating activities	(34,628)	(55,534)	(21,095)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(2,002)	(6,754)	(767)
Proceeds from disposal of equipment	—	20	3
Changes in restricted cash	—	33	(33)

Net cash used in investing activities	(2,002)	(6,701)	(797)

Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	3,917	3,654	—
Payment of deferred financing costs	(186)	(202)	—
Repayment of notes payable and capital lease obligations	(80)	(16)	(28)
Net proceeds from employee stock-based transactions	138	2,114	2,221
Net proceeds from issuance of common stock and warrants	54,089	29,475	—
Proceeds from exercise of common stock warrants	6,503	4,124	1,982

Net cash provided by financing activities	64,381	39,149	4,175

Net increase (decrease) in Cash and Cash Equivalents	27,751	(23,086)	(17,717)
Cash and Cash Equivalents, Beginning of Year	19,519	42,605	60,322

Cash and Cash Equivalents, End of Year	$47,270	$19,519	$42,605

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$540	$29	$7
Income taxes	$80	$2	$2
Cash received during the period for:
Income tax refund	$381	—	—

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

Supplemental Disclosures of Non-Cash Information:

During the year ended March 31, 2010, the Company issued 1,550,387 shares of common stock to Calnetix Power Solutions, Inc. and recorded a liability of $3.0 million representing the fair value of the remaining consideration to be paid in connection with the acquisition of the Calnetix microturbine generator product line. See Note 14—Acquisition, for tangible and intangible assets acquired and details of the acquisition.

In connection with the May 7, 2009 issuance of common stock and warrants, the Company recorded $5.5 million to warrant liability to record the fair value of the warrants on the date of issuance.
In connection with the September 17, 2009 exercise of warrants, the Company recorded $8.5 million to additional paid-in capital to settle the warrant liability.

During the year ended March 31, 2010, the Company purchased $224 of capital expenditures that were funded by capital lease borrowings. There were no capital expenditures funded by capital lease borrowings during the years ended March 31, 2009 and 2008.

Included in accounts payable at March 31, 2010, 2009 and 2008 is $91, $371, and $496 of fixed asset purchases, respectively.

During the years ended March 31, 2010 and 2009, the Company purchased fixed assets in consideration for the issuance of a note payable of $117 and $40, respectively. There were no fixed assets purchased with a note payable during the year ended March 31, 2008.

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

        The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings. As of March 31, 2010, the Company had $86.3 million, or 726 units, in backlog, all of which are expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), some of which are beyond the Company's control and can affect the Company's revenue and backlog. Management believes that existing cash and cash equivalents are sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if anticipated cash needs of the Company change, it is possible that the Company may decide to raise additional capital in the future. The Company could raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that might be needed if the Company's cash needs change, the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

        The consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

        The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2010.

2. Summary of Significant Accounting Policies

        Cash Equivalents    The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents.

        Restricted Cash    As of March 31, 2008, the Company had set aside $33,000, that was included in other assets to cover warranty related issues in connection with a performance guarantee. The restricted cash was replaced by a letter of credit for $36,000 during Fiscal 2009. This performance guarantee covers a period of 18 months and expired in May 2009.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Fair Value of Financial Instruments    The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, revolving credit facility and notes payable approximate fair market value based on their short-term nature. See Note 9—Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

        Accounts Receivable    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

        Inventories    The Company values inventories at first in first out ("FIFO") and lower of cost or market. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company's products. All inventories expected to be used in more than one year are classified as long-term.

        Depreciation and Amortization    Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Leasehold improvements are amortized over the period of the lease or the estimated useful lives of the assets, whichever is shorter, with the exception of the backlog of 100 kW microturbines ("TA100") acquired from Calnetix Power Solutions, Inc. ("CPS"). Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method. Purchased backlog is amortized based on unit sales.

        Long-Lived Assets    The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2010 and determined that the estimated undiscounted cash flows of the long-lived assets exceeded the carrying value of the assets and no write-down was necessary. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. See Note 5—Intangible Assets.

        The estimation of future cash flows requires significant estimates of factors that include future sales growth, gross margin performance and reductions in operating expenses. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast the carrying value of our asset groups may prove to be unrecoverable and we may incur impairment charges in the future.

        Deferred Revenue    Deferred revenue consists of deferred product and service revenue and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company's revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

        Revenue    The Company's revenue consists of sales of products, parts and accessories and service, net of discounts. Capstone's distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

commissioning and post-commissioning repair and maintenance service. The Company's standard terms of sales to distributors and direct end-users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by Capstone except for warranties provided on the products and parts sold. Revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectibility is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. To date, the Company has not had significant levels of service revenue. Service performed by the Company has consisted primarily of commissioning and time and materials based contracts. The time and materials contracts are usually related to out-of-warranty units. Service revenue derived from time and materials contracts is recognized as performed. The Company also provides maintenance service contracts to customers of its existing install base. The maintenance service contracts are agreements to perform certain agreed-upon service to maintain a product for a specified period of time. Service revenue derived from maintenance service contracts is recognized on a straight-line basis over the contract period. The Company occasionally enters into agreements that contain multiple elements, such as sale of equipment, installation, engineering and/or service. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand- alone value to the customer, fair values of undelivered elements are known and customer acceptance provisions, if any, have occurred.

        Warranty    The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company's product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company's warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company's judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

        Research and Development ("R&D")    The Company accounts for grant distributions and development funding as offsets to R&D expenses and are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $1.7 million, $8.1 million and $3.0 million, for the years ended March 31, 2010, 2009 and 2008, respectively.

        Income Taxes    Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and income tax basis of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Contingencies    The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

        Risk Concentrations    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

        The Company sells microturbines and related parts and service. Two customers each accounted for 14% of the Company's revenue for the year ended March 31, 2010. One of these customers accounted for 20% of the Company's net accounts receivable and another customer accounted for 16% of net accounts receivable as of March 31, 2010, respectively. One customer accounted for 13% of the Company's revenue for the year ended March 31, 2009. One customer accounted for 29% of net accounts receivable as of March 31, 2009. Two customers accounted for 18% and 13% of the Company's revenue for the year ended March 31, 2008.

        Several components of the Company's products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

        Estimates and Assumptions    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accounting for doubtful accounts, stock-based compensation, inventory write-downs, valuation of long-lived assets including intangible assets with finite lives, product warranties, income taxes and other contingencies. Actual results could differ from those estimates.

        Net Loss Per Common Share    Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at each of March 31, 2010, 2009 and 2008 were 9.2 million. Outstanding restricted stock units at March 31, 2010, 2009 and 2008 were 1.7 million, 2.5 million and 2.3 million, respectively. As of March 31, 2010, 2009 and 2008, the number of warrants excluded from diluted net loss per common share computations was approximately 34.1 million, 23.7 million and 18.5 million, respectively.

        Stock-Based Compensation    Options or stock awards are recorded at their estimated fair value at the measurement date.

        Restructuring Costs    In February 2010, the Company eliminated 28 employees, or 13% of its workforce. As a result of this restructuring activity, $0.2 million in severance costs were expensed during Fiscal 2010. As of March 31, 2010, the Company had approximately $44,000 in remaining severance cost accruals recorded and scheduled for payment during the first quarter of Fiscal 2011. Beginning in December 2008 and continuing into March 2009, the Company eliminated 42 employees, or 17%, of its workforce. As a result of this restructuring activity, $0.6 million in severance costs were

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

expensed during Fiscal 2009. As of March 31, 2009, the Company had $0.2 million in remaining severance costs accrued which were paid during the first quarter of Fiscal 2010.

        Segment Reporting    The Company is considered to be a single operating segment. The business activities of this operating segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company's customers:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
North America	$18,382	$21,309	$12,349

United States	12,950	16,708	10,757
Mexico	4,231	4,496	1,124
All others	1,201	105	468
Europe	$23,871	$14,627	$13,157

Russia	9,592	5,582	5,610
All others	14,279	9,045	7,547
Asia	$5,325	$2,123	$2,528
Australia	$8,891	$5,232	$240
All others	$5,085	$658	$3,031

Total Revenue	$61,554	$43,949	$31,305

        The following table summarizes our revenue by product:

	Year Ended March 31,
	2010	2009	2008
	(In millions)
C30	$6.9	$4.0	$6.4
C60 Series	17.4	23.8	15.3
TA100	1.2	—	—
C200	4.9	1.4	—
C600	2.8	1.0	—
C800	5.0	1.1	—
C1000 Series	10.5	1.1	—

Total from Microturbine Products	$48.7	$32.4	$21.7
Accessories, Parts and Service	12.9	11.5	9.6

Total	$61.6	$43.9	$31.3

        Substantially all of the Company's operating assets are in the United States.

        Recent Accounting Pronouncements    In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 was issued to change certain guidance in the original codification and to clarify other portions. All of

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the amendments in ASU 2010-09 are effective upon issuance of the final ASU 2010-09, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 provides amended disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2010-06 with no impact on disclosures. See Note 9—Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

        In September 2009, the FASB issued updated guidance of Accounting Standards Codification ("ASC") 605, "Revenue Recognition," for establishing the criteria for separating consideration in multiple-element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific evidence or other third-party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. The Company is evaluating any impact that the adoption of this updated guidance may have on its consolidated financial position or results of operations.

        In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value an Update 2009-05" ("ASU 2009-05"). ASU 2009-05 amends subtopic 820-10, "Fair Value Measurements and Disclosures—Overall" and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 with no impact on its consolidated financial position or results of operations.

        Effective July 1, 2009, the Company adopted the FASB ASC 105, "Generally Accepted Accounting Principles—Overall" ("ASC 105"). ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue any new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

        In May 2009, the FASB issued ASC 855, "Subsequent Events" ("ASC 855"). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. The Company adopted ASC 855 with no impact on its consolidated financial position or results of operations. See Note 1—Description of the Company and Basis of Presentation, for further discussion.

        In April 2009, the FASB issued updated guidance of ASC 820, "Fair Value Measurements." The updated guidance is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The updated guidance also enhances the disclosure of instruments for both interim and annual periods. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations. See Note 9—Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

        In June 2008, the FASB issued updated guidance of ASC 815, "Derivatives and Hedging" ("ASC 815"), that is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The updated guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The updated guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and is able to qualify for the scope exception. The adoption of this updated guidance affects the Company's accounting for warrants with certain anti-dilution provisions. Warrants with certain anti-dilution provisions may no longer be recorded as equity. The Company adopted this updated guidance as of April 1, 2009. See Note 9—Fair Value Measurements, for disclosure regarding the fair value of financial instruments.

        In April 2008, the FASB issued updated guidance of ASC 350, "Intangibles—Goodwill and Other," removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, "Business Combinations," and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-life assessment criteria with a requirement that an entity

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

        In March 2008, the FASB issued updated guidance of ASC 815, "Derivatives and Hedging" which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This updated guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of the Company's derivative instruments and hedging activities and their effects on the Company's financial position, financial performance, and cash flows. This updated guidance applies to all derivative instruments, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. The updated guidance impacts only the Company's disclosure requirements and therefore will not have an impact on the Company's consolidated financial position or results of operations. The Company adopted this updated guidance and included the additional required disclosures. See Note 9—Fair Value Measurements, for disclosure of derivative instruments.

        In December 2007, the FASB issued updated guidance of ASC 810, "Consolidation." This updated guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The updated guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This updated guidance was effective for fiscal years beginning after December 15, 2008. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

3. Inventories

        Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following as of March 31, 2010 and 2009:

	2010	2009
	(In thousands)
Raw materials	$19,772	$27,353
Work in process	583	15
Finished goods	2,878	2,894

Total	23,233	30,262
Less non-current portion	3,588	5,883

Current portion	$19,645	$24,379

        The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment

        Property, plant and equipment as of March 31, 2010 and 2009 consisted of the following:

	2010	2009	Estimated Useful Life
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$22,543	$23,472	2 - 10 years
Leasehold improvements	9,654	9,597	10 years
Molds and tooling	4,930	4,470	2 - 5 years

	37,127	37,539
Less, accumulated depreciation	(28,880)	(28,107)

Total property, plant and equipment, net	$8,247	$9,432

        Depreciation expense for property, plant and equipment was $3.2 million, $2.7 million and $1.9 million for the years ended March 31, 2010, 2009 and 2008, respectively.

        During the three months ended September 30, 2009, the Company determined the depreciation of its leasehold improvements had changed from an original estimate of eight years to a revised estimate of 9.1 years because of the extension of lease terms for both manufacturing facilities located in Chatsworth and Van Nuys, California. This change in the estimated depreciation of the leasehold improvements resulted in a decrease in the annual depreciation from $1.3 million per year to $0.9 million per year in Fiscal 2010, a decrease from $0.8 million per year to $0.5 million per year in Fiscal 2011, an increase from $0.2 million per year to $0.5 million per year in Fiscal 2012, an increase from $23,000 per year to $0.4 million per year in Fiscal 2013, and an increase from $22,000 per year to $0.1 million per year in Fiscal 2014. The change in accounting estimate did not result in a change to net loss per common share for the year ended March 31, 2010.

5. Intangible Assets

        The Company's intangible assets consist of intangible assets acquired as a result of the acquisition of the TA100 microturbine generator product line (the "MPL") from CPS and an existing manufacturing license. See Note 14—Acquisition, for discussion of the MPL acquired from CPS.

        Intangible assets consisted of the following:

	March 31, 2010
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,338	$362
Technology	10 years	2,240	37	2,203
Parts and service customer relationships	5 years	1,080	26	1,054
TA100 customer relationships	2 years	617	51	566
Backlog	1.2 years	490	91	399
Trade name	1.2 years	69	10	59

Total		$8,196	$3,553	$4,643

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets (Continued)

	March 31, 2009
	Weighted Average Amortization Period	Intangible Asset, Gross	Accumulated Amortization	Intangible Asset, Net
Manufacturing license	17 years	$3,700	$3,289	$411

Total		$3,700	$3,289	$411

        Amortization expense for the intangible assets was $0.3 million for each of the years ended March 31, 2010, 2009 and 2008.

        Expected future amortization expense of intangible assets as of March 31, 2010 is as follows:

Year Ending March 31,	Amortization Expense
(In thousands)
2011	$1,194
2012	685
2013	428
2014	428
2015	428
Thereafter	1,480

Total expected future amortization	$4,643

        The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $56,000, $52,100, and $43,700 were earned by the supplier for the years ended March 31, 2010, 2009 and 2008, respectively. Earned royalties of approximately $44,600 and $12,400 were unpaid as of March 31, 2010 and 2009, respectively, and are included in accrued expenses in the accompanying balance sheet.

        During Fiscal 2009, the Company began using its intangible asset manufacturing license technology in its new line of C200 and C1000 Series products. As a result, the Company changed its accounting estimate and adjusted the amortization period to end in conjunction with the termination of the manufacturing license agreement on August 2, 2017. The effect of the change in the accounting estimate on the loss from operations and net loss for the year ended March 31, 2009 was a decrease from approximately $42,136,000 to $42,081,000 and a decrease from approximately $41,772,000 to $41,717,000, respectively. The change in accounting estimate did not result in a change to net loss per common share for the year ended March 31, 2009.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accrued Warranty Reserve

        Changes in the accrued warranty reserve are as follows as of March 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Balance, beginning of the period	$2,344	$4,591	$6,554
Warranty provision relating to products shipped during the period	492	353	327
Changes for accruals related to preexisting warranties or reliability repair programs	844	(1,297)	45
Deductions for warranty claims	(2,644)	(1,303)	(2,335)

Balance, end of the period	$1,036	$2,344	$4,591

7. Income Taxes

        On April 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109) ("ASC 740"), which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management's evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2010 and 2009 was $1.8 million and $1.4 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2010 or March 31, 2009. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2010 and March 31, 2009 was $1.8 million and $1.4 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. Prior to the adoption of ASC 740, fully reserved federal and state deferred tax assets related to research and development credits had been recorded in the amount of $10.9 million and $7.2 million, respectively. Upon adoption of ASC 740, $2.2 million of federal and state deferred tax assets related to research and development credits had been derecognized leaving a fully reserved balance as of April 1, 2007 of $9.5 million and $6.3 million, respectively. The fully reserved recognized federal and state research and development credit balance as of March 31, 2010 and 2009 was $9.1 million and $7.3 million, and

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

$6.1 million and $6.4 million, respectively. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2007	$2,192
Gross decrease related to prior year tax positions	—
Gross increase related to current year tax positions	287
Lapse of statute of limitations	—

Balance at March 31, 2008	$2,479
Gross decrease related to prior year tax positions	(1,177)
Gross increase related to current year tax positions	73
Lapse of statute of limitations	—

Balance at March 31, 2009	$1,375
Gross increase related to prior year tax positions	325
Gross increase related to current year tax positions	106
Lapse of statute of limitations	—

Balance at March 31, 2010	$1,806

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2005. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2010. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The Company's deferred tax assets and liabilities consisted of the following at March 31, 2010 and 2009:

	2010	2009
	(In thousands)
Deferred tax assets:
Inventories	$1,554	$2,596
Warranty reserve	417	942
Deferred revenue	335	525
Net operating loss ("NOL") carryforwards	220,637	194,061
Tax credit carryforwards	16,325	12,556
Depreciation, amortization and impairment loss	3,003	2,402
Other	4,389	3,357

Deferred tax assets	246,660	216,439
Valuation allowance for deferred tax assets	(235,352)	(206,535)

Deferred tax assets, net of valuation allowance	11,308	9,904
Deferred tax liabilities:
State taxes	(11,308)	(9,904)

Net deferred tax assets	$—	$—

        Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets. The change in valuation allowance for Fiscal 2010, 2009 and 2008 was $28.8 million, $11.8 million and $11.5 million, respectively.

        The Company's NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2010 were as follows (in thousands):

	Amount	Expiration Period
	(In thousands)
Federal NOL	$576,695	2010 - 2029
State NOL	$396,916	2010 - 2024
Federal tax credit carryforwards	$9,052	2010 - 2029
State tax credit carryforwards	$7,273	Various

        The NOLs and federal and state tax credits can be carried forward to offset future taxable income, if any. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The federal tax credit carryforward is a research and development credit, which may be carried forward. The state tax credits consist of a research and development credit of approximately $7.2 million, which may be carried forward indefinitely.

        Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder ("Disqualifying Dispositions") provide the Company with a tax deduction equal to the difference

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

between the exercise price and the fair market value of the stock on the date of exercise. Approximately $27.7 million of the Company's federal and state NOL carryforwards as of March 31, 2010 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of approximately $10.5 million associated with these stock options would be excluded from the provision for income taxes and credited directly to additional paid-in-capital.

        A reconciliation of income tax (benefit) expense to the federal statutory rate follows:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Federal income tax at the statutory rate	$(22,883)	$(14,194)	$(12,278)
State taxes, net of federal effect	(2,749)	(1,705)	(1,475)
Foreign taxes	322	80	—
R&D tax credit	(4,037)	4,384	—
Valuation allowance	28,817	11,759	13,924
Other	471	(242)	(169)

Income tax (benefit) expense	$(59)	$82	$2

8. Stockholders' Equity

Stock Plans

1993 Incentive Stock Plan and 2000 Equity Incentive Plan

        In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan ("1993 Plan"). A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan. In June 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") as a successor plan to the 1993 Plan. The 2000 Plan provides for awards of up to 11,180,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued is 18,980,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee's authority includes determining the number of options granted and vesting provisions. As of March 31, 2010, there were 2,852,235 shares available for future grant.

        As of March 31, 2010, the Company had outstanding 3,700,000 non-qualified common stock options issued outside of the 2000 Plan. These stock options were granted at exercise prices equal to the fair market value of the Company's common stock on the grant date as inducement grants to new officers and employees of the Company. Included in the 3,700,000 options were 2,000,000 options granted to the Company's President and Chief Executive Officer, 850,000 options granted to the Company's Executive Vice President of Sales and Marketing, 650,000 options granted to the Company's Senior Vice President of Customer Service and 200,000 options granted to the Company's Senior Vice President of Human Resources. Additionally, the Company had outstanding 250,000 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued as inducement grants to new officers of the Company. Included in the 250,000 units were 125,000 units granted to the Company's President and Chief Executive Officer, 50,000 units granted to the Company's Executive

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

Vice President of Sales and Marketing and 75,000 granted to the Company's Senior Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan.

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

        During the year ended March 31, 2010, the Company issued options to purchase 250,000 shares of common stock to consultants under the 2000 Plan. During each of the years ended March 31, 2009 and 2008, the Company issued 100,000 shares of stock awards to consultants under the 2000 Plan. Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date using the Black-Scholes valuation method.

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee's regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the NASDAQ Stock Market on the day in question. As of March 31, 2010, there were 11,439 shares available for future grant under the Purchase Plan.

Valuation and Expense Information

        For the fiscal years ended March 31, 2010, 2009 and 2008, the Company recognized stock-based compensation expense of $4.6 million, $3.4 million and $3.2. million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense for the years ended March 31, 2010, 2009 and 2008 (in thousands):

	Fiscal Year Ended March 31,
	2010	2009	2008
Cost of goods sold	$238	$519	$428
Research and development	643	631	570
Selling, general and administrative	3,745	2,203	2,180
Revenue	—	68	—

Stock-based compensation expense	$4,626	$3,421	$3,178

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2010	2009	2008
Risk-free interest rates	2.3%	2.4%	3.8%
Expected lives (in years)	6.2	4.9	6.3
Dividend yield	—%	—%	—%
Expected volatility	90.5%	98.7%	98.3%

        The Company's computation of expected volatility for the fiscal years ended March 31, 2010, 2009 and 2008 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options' expected term. Included in the calculation of stock-based compensation expense is the Company's estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized has been reduced by estimated forfeitures. Management's estimate of forfeitures is based on historical forfeitures.

        Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at March 31, 2009	9,210,374	$1.74
Granted	980,000	$0.95
Exercised	(195,544)	$0.84
Forfeited, cancelled or expired	(811,253)	$2.44

Options outstanding at March 31, 2010	9,183,577	$1.61	7.02	$1,412,252
Options fully vested at March 31, 2010 and those expected to vest beyond March 31, 2010	8,888,129	$1.63	6.96	$1,305,520
Options exercisable at March 31, 2010	6,395,324	$1.85	6.53	$643,957

        The weighted average per share grant date fair value of options granted during the fiscal years ended March 31, 2010, 2009 and 2008 was $0.95, $1.02 and $1.26, respectively. The total intrinsic value of option exercises during the fiscal years ended March 31, 2010, 2009 and 2008, was approximately $0.1 million, $1.2 million and $1.8 million, respectively. As of March 31, 2010, there was approximately $1.8 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.07 years.

        During the fiscal years ended March 31, 2010, 2009 and 2008 the Company issued a total of 57,532, 102,866 and 60,592 shares of stock, respectively, to non-employee directors who elected to take

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

payment of all or any part of the directors' fees in stock in lieu of cash. For each term of the Board of Directors (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive, in lieu of all or any portion of their annual retainer or committee fee cash payment, a stock award. The shares of stock were valued based on the closing price of the Company's common stock on the date of grant, and the weighted average grant date fair value for these shares during each of the fiscal years ended March 31, 2010, 2009 and 2008 was $1.15, $0.98 and $1.25, respectively.

        The following table outlines the restricted stock unit activity:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2009	2,511,652	$1.05
Granted	295,117	$0.88
Vested and issued	(786,389)	$1.22
Forfeited	(285,876)	$1.26

Nonvested restricted stock units outstanding at March 31, 2010	1,734,504	$0.91

Restricted stock units expected to vest beyond March 31, 2010	1,450,084	$1.27

        The restricted stock units were valued based on the closing price of the Company's common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company's estimate of forfeitures is based on historical forfeitures.

        The total fair value of restricted stock units vested and issued by the Company during the years ended March 31, 2010, 2009 and 2008 was approximately $0.9 million, $1.2 million and $0.4 million, respectively. The Company recorded expense of approximately $1.0 million, $0.8 million and $0.6 million associated with its restricted stock awards and units for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. As of March 31, 2010, there was approximately $1.2 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.12 years.

Stockholder Rights Plan

        The Company has entered into a rights agreement, as amended, with Mellon Investor Services LLC, as rights agent. In connection with the rights agreement, the Company's board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company's common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the rights agreement. Initially, the rights are attached to all common stock certificates representing shares then outstanding,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

and no separate rights certificates are distributed. Subject to certain exceptions specified in the rights agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company's board of directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the rights agreement) that would result in a person or group beneficially owning 20% or more of the outstanding shares of the Company's common stock. The rights will expire at the close of business on the 30th day after the Company's 2011 annual meeting of stockholders unless a continuation of the rights plan is approved by the stockholders of the Company at that meeting. If so approved by the stockholders, the rights expire on July 18, 2015, unless such date is extended or the rights are earlier redeemed or exchanged by the Company. The rights are intended to protect the Company's stockholders in the event of an unfair or coercive offer to acquire the Company. The rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the board of directors. The rights should also not interfere with any merger or other business combination approved by the board of directors.

Underwritten and Registered Direct Placement of Common Stock

        Effective February 24, 2010, the Company completed an underwritten public offering in which it sold 43.8 million shares of the Company's common stock, par value $.001 per share, at a price of $1.05 per share. The sale resulted in gross proceeds of approximately $46.0 million and proceeds, net of direct transaction costs, of approximately $42.5 million.

        Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders (the "Holders") of warrants to purchase an aggregate of 7.2 million shares of the Company's common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the "Initial Warrants"). These warrants are classified as liabilities under the caption "Warrant liability" and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability." See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments. Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of common stock (the "New Warrants") in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. The modification of these warrants resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the New Warrants acquired by the Holders was $0.0625 per share of common stock, and the exercise price of the New Warrants is $1.42 per share. The New Warrants are exercisable during the period beginning on September 17, 2009 and continuing through May 7, 2016 and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $0.4 million and the Company recorded a $6.4 million warrant liability, which represented the fair value of the New Warrants on the date of issuance. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million. The February 2010 transaction triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the exercise price of each warrant previously outstanding was adjusted. Following such adjustments,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

warrants issued in September 2009 and still outstanding as of March 31, 2010 represented warrants to purchase 5.8 million shares at an exercise price of $1.34 per share. As of March 31, 2010, none of the New Warrants had been exercised.

        Effective May 7, 2009, the Company completed a registered direct placement in which it sold 14.4 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. These warrants are classified as liabilities under the caption "Warrant liability" in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability" in the accompanying statements of operations. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The seven-year warrants are immediately exercisable and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million. Warrants to purchase 3.6 million shares at an exercise price of $0.95 per share issued in May 2009 were outstanding as of March 31, 2010.

        Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. These warrants are classified as liabilities under the caption "Warrant liability" in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability" in the accompanying statement of operations. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. The February 2010, September 2009 and May 2009 transactions triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of March 31, 2010 represented warrants to purchase 7.7 million shares at an exercise price of $1.61 per share. As of March 31, 2010, none of these warrants had been exercised.

        Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. These warrants are classified as liabilities under the caption "Warrant liability" in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability" in the accompanying statements of operations. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During Fiscal 2009, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. The February 2010 and May 2009 transactions triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, the warrants issued in January 2007 and still outstanding as of March 31, 2010 represented warrants to purchase 17.0 million shares at an exercise price of $1.17 per share.

9. Fair Value Measurements

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

        The asset or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

        Effective April 1, 2009, the Company adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued by the Company in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to the Company's own stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants were reclassified as liabilities under the caption "Warrant liability" and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption "Change in fair

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

value of warrant liability." On April 1, 2009, the Company recorded a cumulative effect adjustment based on the grant date fair value of the warrants issued in September 2008 and January 2007 that were outstanding at April 1, 2009 and the change in fair value of the warrant liability from the issuance date through April 1, 2009.

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

        During the three months ended September 30, 2009, the Company sold and issued additional warrants that provide certain anti-dilution protections for the Holders. See Note 8—Stockholders' Equity—Underwritten and Registered Direct Placement of Common Stock for further discussion. The fair value of these warrants of $9.3 million, which included the effect of anti-dilution adjustments on outstanding warrants, was recorded as a charge under the caption "Change in fair value of warrant liability" in the accompanying statement of operations at the time of issuance. The Company recorded a total charge of $22.9 million for the change in the fair value of the warrant liability during the fiscal year ended March 31, 2010.

        The fair value of the Company's warrant liability (see Note 8—Stockholders' Equity—Underwritten and Registered Direct Placement of Common Stock) recorded in the Company's financial statements is determined using the Black-Scholes valuation method and the quoted price of the Company's common stock in an active market, a level 2 input. Volatility is based on the actual market activity of the Company's stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' expected life.

        The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the Black-Scholes model and the following assumptions:

Fiscal Year Ended March 31,
2010
Risk-free interest rates range	1.2% to 3.4%
Contractual term (in years)	1.8 years to 6.8 years
Expected volatility range	88.1% to 108.0%

        From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

        The table below presents our liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2010 and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value (in thousands):

	Fair Value Measurements at March 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$39,191	$39,191	$—	$—
Warrant Liability	$(26,803)	$—	$(26,803)	$—
CPS Second Funding Liability	$(3,026)	$—	$(3,026)	$—

        Cash equivalents includes cash held in money market and U.S. treasury funds at March 31, 2010.

        During the three months ended March 31, 2010, the Company acquired the 100 kW ("TA100") microturbine product line from CPS. See Note 14—Acquisition, for discussion of the MPL acquired from CPS. In connection with the acquisition, the Company agreed to pay additional consideration of $3.1 million on July 30, 2010 (the "Second Funding Date"). This second payment constitutes a financial instrument which was accounted for as a liability at fair value at the acquisition date. This liability is at fair value and is being accreted to its full settlement value at the Second Funding Date by recording the increase to interest expense.

10. Revolving Credit Facility

        The Company maintains two Credit and Security Agreements (the "Agreements") with Wells Fargo Bank, National Association ("Wells Fargo"). The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the "Credit Facility"). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. As of March 31, 2010, the Company had a stand by letter of credit for one of its customers in the amount of $0.5 million. This letter of credit limits the amount the Company can borrow on its Credit Facility with Wells Fargo. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner.

        The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo's consent, including covenants that limit the Company's ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company's capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company's assets, (f) change the Company's accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement to maintain a specified minimum book worth, (b) a requirement not to exceed specified levels of losses, (c) a requirement to maintain a specified ratio of minimum cash balances to unreimbursed line of credit advances, and (d) limitations on the Company's capital expenditures.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revolving Credit Facility (Continued)

        As of March 31, 2009, the Company determined that it was not in compliance with financial covenants in the Agreements regarding its net worth and net income. On May 3, 2009, the Company received from Wells Fargo a waiver of the Company's noncompliance with these two financial covenants as of March 31, 2009 and on June 9, 2009, the Company amended the Agreements to revise these covenants.

        On September 22, 2009, the Company received from Wells Fargo a notice of default of the Company's noncompliance with the financial covenant in the Agreements regarding its net worth as of June 30, 2009 and July 31, 2009 and a second financial covenant regarding its net income as of June 30, 2009. On October 28, 2009, the Company received an additional notice of default regarding the Company's noncompliance with the net worth covenant as of August 31, 2009. These defaults were the result of the Company's adoption of ASC 815 and the increase in C1000 Series sales, which had lower initial margins during the six months ended September 30, 2009. On November 5, 2009, the Company received from Wells Fargo a waiver of the Company's noncompliance with these covenants and amended the financial covenants in the Agreements to reflect the effects of the new accounting treatment related to the fair value of the Company's warrant liability, effective September 30, 2009, and the fluctuation of product mix. As a result of the amendment, the Company was in compliance with the amended financial covenants as of September 30, 2009.

        As of March 31, 2010, the Company determined that it was not in compliance with the financial covenant in the Agreements regarding the Company's net income. On May 11, 2010, the Company received a notice of default from Wells Fargo related to the Company's non compliance. As a result, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. On June 11, 2010, the Company received from Wells Fargo a waiver of the Company's noncompliance with the financial covenant as of March 31, 2010 and the Company amended the Agreements to set the covenants for Fiscal 2011. As a condition of the amended Agreements, the Company has restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility. If the Company had not obtained the waiver and amended the Agreements, the Company would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company was in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on the Company's current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements for the next twelve months.

        The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of the Company's borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. As a result of the noncompliance with the financial covenant as of March 31, 2010, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. The Company's borrowing rate at March 31, 2010 and 2009 was 10.5% and 7.5%, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revolving Credit Facility (Continued)

        The Company has incurred $0.2 million in origination fees. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2010 and 2009, $7.6 million and $3.7 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the year ended March 31, 2010 was $0.6 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the year ended March 31, 2009 was $66,000, which includes $10,000 in amortization of deferred financing costs.

11. Commitments and Contingencies

Purchase Commitments

        As of March 31, 2010, the Company had firm commitments to purchase inventories of approximately $18.9 million through Fiscal 2013. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

        The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2015. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.3 million as of March 31, 2010 and 2009. Rent expense was approximately $2.3 million, $2.1 million and $2.3 million for the years ended March 31, 2010, 2009 and 2008, respectively.

        On August 27, 2009, the Company entered into a second amendment (the "Chatsworth Amendment") to the Lease Agreement, dated December 1, 1999, for leased premises used by the Company for primary office space, engineering testing and manufacturing located in Chatsworth, California. The Chatsworth Amendment extends the term of the Lease Agreement from May 31, 2010 to July 31, 2014. The Company has two five-year options to extend the term of the Lease Agreement beyond July 31, 2014. The Chatsworth Amendment also sets the monthly base rent payable by the Company under the Lease Agreement at $67,000 per month, with an annual increase in the base rent on August 1, 2010, August 1, 2011, August 1, 2012 and August 1, 2013. On such dates, the base rent shall increase by 5% of the base rent in effect at the time of the increase or a percentage equivalent to the increase in the Consumer Price Index, whichever is greater.

        On August 11, 2009, the Company entered into a second amendment (the "Van Nuys Amendment") to the Lease Agreement, dated September 25, 2000, for leased premises used by the Company for engineering testing and manufacturing located in Van Nuys, California. The Van Nuys Amendment extends the term of the Lease Agreement from November 30, 2010 to December 31, 2012.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

The Company has one five-year option to extend the term of the Lease Agreement beyond December 31, 2012. The Van Nuys Amendment also adjusts the monthly base rent payable by the Company under the Lease Agreement to the following: $51,000 per month from April 1, 2009 through September 30, 2010; $56,000 per month from October 1, 2010 through December 31, 2011; and $60,000 per month from January 1, 2012 through December 31, 2012.

        At March 31, 2010, the Company's minimum commitments under non-cancelable operating leases were as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2011	$1,768
2012	1,617
2013	1,455
2014	876
2015	280

Total minimum lease payments	$5,996

        During the three months ended September 30, 2009, the Company entered into a 24-month capital lease to finance approximately $61,000 of computer equipment and an 18-month capital lease to finance approximately $163,000 for a forklift.

        During the three months ended March 31, 2010, the Company purchased office copiers that were financed with notes payable. The outstanding balance of the notes payable as of March 31, 2010 was approximately $0.1 million. The notes bear interest at 11.0% with principal and interest paid monthly through December 2014. The related office copiers collateralize the notes payable.

        The Company owns automobiles that it has financed with notes payable. The outstanding balances of the notes payable as of March 31, 2010 and 2009 were approximately $28,000 and $41,000, respectively. The notes bear interest at 6.9% with principal and interest paid monthly through June 2013. The related automobiles collateralize the notes payable.

Other Commitments

        CPS will continue to manufacture the TA100 microturbines for Capstone through March 31, 2011. The Company has agreed to purchase for cash any TA100 microturbine inventory remaining after March 31, 2011 that has not been consumed as part of the TA100 manufacturing process and is not considered in excess or obsolete and will obtain title to certain TA100 manufacturing equipment. See Note 14—Acquisition, for discussion of commitments associated with the MPL acquired from CPS.

        In November 2009, the Company was awarded a grant from the U.S. Department of Energy ("DOE") for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to last 24 months and cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. The Company billed the DOE under this contract a cumulative amount of $0.4 million through March 31, 2010.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        Agreements the Company has with some of its distributors and Authorized Service Companies ("ASCs") require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors or ASCs. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company's product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors or ASCs. As of March 31, 2010, no significant inventories were held at distributors or ASCs.

Legal Matters

        In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its then officers, and the underwriters of the Company's initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company's common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for the Company's June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants' alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. The District Court directed that the litigation proceed within a number of "focus cases" and on October 13, 2004, the District Court certified the focus cases as class actions. The Company's case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court's class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement "fairness" hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, and management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (the "Washington District Court") against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds' claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds' reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters' reply brief in support of their cross-appeals were filed on November 17, 2009. Management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans

        The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company began matching 50 cents on the dollar up to 4% of the employee's contributions in October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company's match vests 25% a year over four years starting from the employee's hire date. The expense recorded by the Company for each of the years ended March 31, 2010, 2009 and 2008 was approximately $0.2 million.

        The Company has a deferred compensation plan providing eligible executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. There were no participant deferrals and earnings during the years ended March 31, 2010, 2009 and 2008.

13. Other Current Liabilities

        In September 2007, the Company entered into the Development Agreement with UTCP, a division of UTC. The Development Agreement engages UTCP to fund and support the Company's continued development and commercialization of the Company's C200. Pursuant to the terms of the Development Agreement, UTCP contributed $12.0 million in cash and approximately $800,000 of in-kind services toward the Company's efforts to develop the C200. In return, the Company will pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP's cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. UTCP earned $0.5 million and $0.1 million in royalties for C200 system sales for the years ended March 31, 2010 and 2009, respectively. Earned royalties of $0.2 million were unpaid as of March 31, 2010 and are included in accrued expenses in the accompanying balance sheet. No royalties were unpaid as of March 31, 2009. The Company received $1.5 million upon the signing of the Development Agreement in September 2007. During the year ended March 31, 2008, the Company achieved three of the development milestones and received $2.0 million for the systems requirements review, $2.5 million for the preliminary design review, and $2.5 million for the critical design review. During the year ended March 31, 2009, the Company reached three additional development milestones and received $0.5 million for the physical verification, $1.5 million for the microturbine completion and $1.0 million for 90% completion of the qualification results milestone. During the three months ended June 30, 2009, the Company achieved the qualification results milestone and received $0.5 million. At June 30, 2009, the Company had received $12.0 million and offset research and development ("R&D") expenses with this funding. The Company records the benefits from this Development Agreement as a reduction of R&D expenses. During the year ended March 31, 2010, the Company recognized approximately $1.3 million of such benefits and there were no in-kind services for the year ended March 31, 2010. During the year ended March 31, 2009, the Company recognized approximately $8.1 million of such benefits, which included $0.2 million of in-kind services performed by UTCP under the cost-sharing program. In-kind services performed by UTCP under the cost-sharing program are recorded as consulting expense within R&D expenses. Funding in excess of expenses incurred is recorded in Other Current Liabilities. The program concluded in June 2009 and, therefore, there was no funding in excess of expenses recorded in Other

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Other Current Liabilities (Continued)

Current Liabilities as of March 31, 2010. The reduction of R&D expenses was recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables. In addition to the Development Agreement, the Company entered into a service agreement with UTCP to act as a sub-contractor for UTCP in providing equipment maintenance for Capstone microturbines to certain UTCP customers.

14. Acquisition

        On February 1, 2010 (the "Closing Date"), the Company acquired the MPL from CPS to expand the Company's microturbine product line and to gain relationships with distributors to supply the Company's products. The Company entered into an Asset Purchase Agreement ("APA"), subject to an existing license retained by CPS, to purchase all of the rights and assets related to the manufacture and sale of the MPL, including intellectual property, design, tooling, drawings, patents, know-how, distribution and supply agreements.

        The table below summarizes the consideration paid for the rights and assets of the MPL on the Closing Date. No voting interests in CPS were acquired in this transaction.

Description	Purchase Price
(In thousands)
Stock issued at Closing Date	$1,798
Fair value of consideration at Second Funding Date, stock or cash	2,990

Total purchase consideration	$4,788

        Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the Closing Date and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the "Second Funding Date"). The additional consideration may be paid, at the Company's discretion, in a currently undetermined number of shares, or cash. If settled in common stock, the number of shares of common stock issuable at the Second Funding Date will be equal to $3.1 million divided by the average closing share price of the common stock for the 30-day trading period ending on the trading date immediately preceding the Second Funding Date. This second payment constitutes a financial instrument which will be accounted for as a liability at fair value at the acquisition date in accordance with ASC 480, "Distinguishing Liabilities from Equity." This liability was recorded at fair value on the Closing Date and is being accreted to its full settlement value at the Second Funding Date by recording the increase to interest expense.

        The Company determined that the CPS transaction constitutes a business combination in accordance with ASC 805, "Business Combinations." The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values on the acquisition date. The Company incurred $0.1 million of costs during Fiscal 2010 related to the acquisition of the MPL. These costs are recorded in selling, general and administrative expenses in the accompanying statement of operations.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Acquisition (Continued)

        The following table presents the purchase price allocation:

Description	Purchase Price
(In thousands)
Manufacturing equipment	$292
Intangible Assets:
Technology	2,240
Parts/service customer relationships	1,080
TA100 customer relationships	617
Backlog	490
Trade name	69

Total purchase consideration	$4,788

        Acquired intangible assets have estimated useful lives between one and ten years. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income approach. Purchased identifiable intangible assets, except for backlog, are amortized on a straight-line basis over their respective useful lives and classified as a component of cost of goods sold or selling, general and administrative expenses based on the function of the underlying asset. Backlog is amortized on a per unit basis as the backlog units are sold and presented as a component of cost of goods sold.

        The financial results of the MPL have been included in the Company's Statements of Operations commencing on the Closing Date. Total revenue and net loss generated from the MPL subsequent to the Closing Date were $1.3 million and $32,500, respectively. The following pro forma financial information presents the results as if the MPL acquisition had occurred at the beginning of each year (in thousands):

	Fiscal Year Ended March 31,
	2010	2009
Revenue	$64,279	$49,474
Net Loss	(69,977)	(44,446)

Supply Agreement

        On the Closing Date, the Company and CPS entered into a manufacturing supply agreement under which CPS will continue to manufacture the TA100 microturbines for the Company through March 31, 2011 (the "Transition Period"). During the Transition Period, CPS will lease from the Company on a royalty-free basis the intellectual property required to manufacture TA100 microturbines.

        At the end of the Transition Period, the Company has agreed to purchase for cash any remaining TA100 microturbine inventory that has not been consumed as part of the TA100 manufacturing process and is not considered excess or obsolete and will obtain title to certain TA100 manufacturing equipment. The manufacturing equipment is accounted for as a capital lease at the acquisition date under ASC 840 "Leases" and recorded at fair value.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Acquisition (Continued)

Original Equipment Manufacturer ("OEM")Agreement

        On the Closing Date, the Company also entered into an agreement with CPS to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements during a three-year period, the Company has exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. The Company must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators. The OEM agreement is being treated as a separate transaction from the MPL acquisition.

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2010, 2009 and 2008

(In thousands)

Allowance for Doubtful Accounts:
Balance, March 31, 2007	$789
Additions charged to costs and expenses	107
Deductions	(267)

Balance, March 31, 2008	629
Additions charged to costs and expenses	273
Deductions	(258)

Balance, March 31, 2009	644
Additions charged to costs and expenses	420
Deductions	(943)

Balance, March 31, 2010	$121

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
	By:	/s/ EDWARD I. REICH
Date: June 14, 2010		Edward I. Reich Executive Vice President, Chief Financial Officer (Principal Financial Officer)

        KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute Darren R. Jamison and Edward I. Reich, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARREN R. JAMISON Darren R. Jamison	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2010
/s/ EDWARD I. REICH Edward I. Reich	Chief Financial Officer (Principal Financial Officer)	June 14, 2010
/s/ JAYME L. BROOKS Jayme L. Brooks	Chief Accounting Officer (Principal Accounting Officer)	June 14, 2010
/s/ ELIOT G. PROTSCH Eliot G. Protsch	Chairman of the Board of Directors	June 14, 2010
/s/ RICHARD K. ATKINSON Richard K. Atkinson	Director	June 14, 2010
/s/ JOHN V. JAGGERS John V. Jaggers	Director	June 14, 2010

Signature	Title	Date

/s/ NOAM LOTAN Noam Lotan	Director	June 14, 2010
/s/ GARY J. MAYO Gary J. Mayo	Director	June 14, 2010
/s/ GARY D. SIMON Gary D. Simon	Director	June 14, 2010
/s/ HOLLY A. VAN DEURSEN Holly A. Van Deursen	Director	June 14, 2010
/s/ DARRELL J. WILK Darrell J. Wilk	Director	June 14, 2010

Exhibit Index

Exhibit Number		Description
1		Underwriting Agreement between Capstone Turbine Corporation and Lazard Capital Markets, LLC, dated February 19, 2010(a)
2		Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(b)
3.1		Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)
3.2		Amended and Restated Bylaws of Capstone Turbine Corporation(d)
4.1		Specimen stock certificate(e)
4.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(f)
4.3		Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(g)
4.4		Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(f)
4.5		Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(h)
4.6		Form of Warrant issued to investors in the September 2009 Warrant Exchange Transaction(i)
4.7		Form of Warrant issued to investors in the 2009 registered direct offering(j)
4.8		Form of Warrant issued to investors in the 2008 registered direct offering(k)
4.9		Form of Warrant issued to investors in the 2007 registered direct offering(l)
10.1		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(m)
10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(m)
10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)
10.4		Lease between Capstone Turbine Corporation and AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(o)
10.5	*	1993 Incentive Stock Option Plan(p)
10.6	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan(q)
10.7	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 9, 2009(r)
10.8	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 11, 2008(s)
10.9	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(t)
10.10	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan

Exhibit Number		Description
10.11	*	Deferred Compensation Plan of Capstone Turbine Corporation(u)
10.12	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(v)
10.13		Development and License Agreement between Capstone Turbine Corporation and UTC Power Corporation, dated September 4, 2007(q)
10.14		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2009 registered direct offering(j)
10.15		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2008 registered direct offering(k)
10.16		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the September 2009 Warrant Exchange Transaction(i)
10.17		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(w)
10.18		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(w)
10.19		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(w)
10.20		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(x)
10.21		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010
10.22	*	Capstone Turbine Corporation Executive Performance Incentive Plan(y)
10.23	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(z)
10.24	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(z)
10.25	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(z)
10.26	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(w)
10.27	*	Amended and Restated Change of Control Severance Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(w)
10.28	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(aa)
10.29	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(aa)
10.30	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(aa)
10.31	*	Form of Inducement Stock Option Agreement(bb)
10.32	*	Form of Inducement Restricted Stock Unit Agreement(bb)
14.1		Code of Business Conduct(cc)
14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(cc)
21		Subsidiary List(aa)
23		Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 19, 2010 (File No. 000-15957).

(b)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).

(c)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(d)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(e)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated June 21, 2000, filed on July 10, 2008 (File No. 333-33024).

(f)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(g)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 001-15957).

(h)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(i)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 18, 2009 (File No. 001-15957).

(j)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on May 4, 2009 (File No. 001-15957).

(k)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 18, 2008 (File No. 001-15957).

(l)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on January 19, 2007 (File No. 001-15957).

(m)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 16, 2000 (File No. 000-15957).

(n)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 000-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on August 17, 2009 (File No. 000-15957).

(p)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated March 22, 2000 (File No. 333-33024).

(q)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(r)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2009 (File No. 001-15957).

(s)
Incorporated by reference to Appendix B to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(t)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(u)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated July 31, 2001 (File No. 333-66390).

(v)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (File No. 001-15957).

(w)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(x)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2009 (File No. 001-15957).

(y)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(z)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(aa)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(bb)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049)

(cc)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

*
Management contract or compensatory plan or arrangement