Form 10-Q
period 2010-06-30
CAPSTONE TURBINE Corp
filed 2010-08-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2010 was 245,479,636.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$26,814	$47,270
Accounts receivable, net of allowance for doubtful accounts of $121 at June 30, 2010 and March 31, 2010	24,490	18,464
Inventories	20,063	19,645
Prepaid expenses and other current assets	1,411	1,335
Total current assets	72,778	86,714
Property, plant and equipment, net	7,867	8,247
Non-current portion of inventories	3,243	3,588
Intangible asset, net	4,355	4,643
Restricted cash	5,000	—
Other assets	232	254
Total	$93,475	$103,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$14,659	$15,338
Accrued salaries and wages	1,966	1,741
Accrued warranty reserve	1,092	1,036
Deferred revenue	1,125	923
Revolving credit facility	5,953	7,571
Current portion of notes payable and capital lease obligations	136	161
Warrant liability	17,559	26,803
Other current liabilities	3,081	3,026
Total current liabilities	45,571	56,599
Long-term portion of notes payable and capital lease obligations	113	141
Other long-term liabilities	292	274
Commitments and contingencies (Note 14)	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 243,244,432 shares issued and 242,348,323 shares outstanding at June 30, 2010; 243,015,511 shares issued and 242,119,402 shares outstanding at March 31, 2010	243	243
Additional paid-in capital	722,083	721,408
Accumulated deficit	(673,786)	(674,178)
Treasury stock, at cost; 896,109 shares at June 30, 2010 and March 31, 2010	(1,041)	(1,041)
Total stockholders’ equity	47,499	46,432
Total	$93,475	$103,446

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Revenue	$16,052	$13,725
Cost of goods sold	16,564	16,562
Gross loss	(512)	(2,837)
Operating expenses:
Research and development	1,522	761
Selling, general and administrative	6,436	6,223
Total operating expenses	7,958	6,984
Loss from operations	(8,470)	(9,821)
Other income	4	—
Interest income	—	8
Interest expense	(310)	(132)
Change in fair value of warrant liability	9,244	(5,197)
Income (loss) before income taxes	468	(15,142)
Provision for income taxes	76	117
Net income (loss)	$392	$(15,259)

Net income (loss) per common share
Basic	$(0.00)	$(0.08)
Diluted	$(0.00)	$(0.08)

Weighted average shares used to calculate net income (loss) per common share
Basic	242,270	183,790
Diluted	242,930	183,790

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$392	$(15,259)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	965	891
Amortization of deferred financing costs	48	19
Interest expense on second funding liability	55	—
Benefit for allowance for doubtful accounts	—	(47)
Inventory (recovery) write-down	(55)	431
Provision (benefit) for warranty expenses	329	(323)
Stock-based compensation	662	970
Change in fair value of warrant liability	(9,244)	5,197
Changes in operating assets and liabilities:
Accounts receivable	(6,026)	(2,613)
Inventories	(18)	2,397
Prepaid expenses and other assets	(102)	(154)
Accounts payable and accrued expenses	(626)	603
Accrued salaries and wages and long term liabilities	243	(548)
Accrued warranty reserve	(273)	(380)
Deferred revenue	202	(347)
Other current liabilities	—	(815)
Net cash used in operating activities	(13,448)	(9,978)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(350)	(524)
Increase in restricted cash	(5,000)	—
Net cash used in investing activities	(5,350)	(524)
Cash Flows from Financing Activities:
Net (repayment) proceeds from revolving credit facility	(1,618)	5,140
Payment of deferred financing costs	—	(11)
Repayment of notes payable and capital lease obligations	(53)	(5)
Net proceeds from (cash used in) employee stock-based transactions	13	(35)
Net proceeds from issuance of common stock and warrants	—	11,320
Net cash (used in) provided by financing activities	(1,658)	16,409
Net (decrease) increase in Cash and Cash Equivalents	(20,456)	5,907
Cash and Cash Equivalents, Beginning of Period	47,270	19,519
Cash and Cash Equivalents, End of Period	$26,814	$25,426
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$155	$100
Income taxes	$—	$2

Supplemental Disclosures of Non-Cash Information:

Included in accounts payable at June 30, 2010 and 2009, is $38 and $199 of fixed asset purchases, respectively.

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2010 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. This Quarterly Report on Form 10-Q (the “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” year.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company had $84.6 million, or 703 units, in backlog, all of which was current and expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. Management believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if anticipated cash needs of the Company change, it is possible that the Company may decide to raise additional capital in the future. The Company could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that might be needed if the Company’s cash needs change, the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at June 30, 2010.

3.  Recently Issued Accounting Standards

In April 2010, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

In September 2009, the FASB issued updated guidance of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” for establishing the criteria for separating consideration in multiple element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor specific evidence or other third party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

4.  Customer Concentrations and Accounts Receivable

Sales to Banking Production Centre (“BPC”), one of the Company’s Russian distributors, accounted for 32% of revenue for the first quarter of Fiscal 2011. Sales to BPC and Aquatec-Maxcon Pty Ltd. (“Aquatec”), the Company’s Australian distributor, accounted for 27% and 18% of revenue for the first quarter of Fiscal 2010, respectively.

Additionally, BPC and Greenvironment plc accounted for 21% and 12% of net accounts receivable as of June 30, 2010. BPC and Greenvironment plc accounted for 20% and 16% of net accounts receivable as of March 31, 2010, respectively.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	June 30, 2010	March 31, 2010
	(In thousands)
Raw materials	$19,100	$19,772
Work in process	774	583
Finished goods	3,432	2,878
Total	23,306	23,233
Less non-current portion	3,243	3,588
Current portion	$20,063	$19,645

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2010	March 31, 2010
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$22,837	$22,543
Leasehold improvements	9,654	9,654
Molds and tooling	4,933	4,930
	37,424	37,127
Less accumulated depreciation and amortization	(29,557)	(28,880)
Total property, plant and equipment, net	$7,867	$8,247

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	At
	June 30, 2010				March 31, 2010
	Weighted
	Average	Gross			Gross
	Amortization	carrying	Accumulated		carrying	Accumulated
	period	amount	amortization	Net	amount	amortization	Net

Manufacturing license	17 years	$3,700	$(3,351)	$349	$3,700	$(3,338)	$362
Technology	10 years	2,240	(93)	2,147	2,240	(37)	2,203
Parts and service customer relationships	5 years	1,080	(69)	1,011	1,080	(26)	1,054
TA100 customer relationships	2 years	617	(129)	488	617	(51)	566
Backlog	1.2 years	490	(174)	316	490	(91)	399
Trade name	1.2 years	69	(25)	44	69	(10)	59
Total		$8,196	$(3,841)	$4,355	$8,196	$(3,553)	$4,643

The Company recorded amortization expense of $0.3 million and $12,300 for the first quarter of Fiscal 2011 and 2010, respectively.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $10,200 and $11,400 were earned by the supplier for the first quarter of Fiscal 2011 and 2010, respectively. Earned royalties of approximately $10,200 and $44,600 were unpaid as of June 30, 2010 and March 31, 2010, respectively, and are included in accrued expenses in the accompanying balance sheet.

On February 1, 2010, the Company acquired the 100 kW (“TA100”) microturbine product line from Calnetix Power Solutions, Inc. (“CPS”) to expand the Company’s microturbine product line and to gain relationships with distributors to supply the Company’s products. See Note 16—Acquisition, for discussion of the TA100 acquired from CPS. The acquired intangible assets include technology, parts and service customer relationships, TA100 customer relationships, backlog and trade name. These intangible assets have estimated useful lives between one and ten years. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income approach. Purchased identifiable intangible assets, except for backlog, are amortized on a straight-line basis over their respective useful lives and classified as a component of cost of goods sold or selling, general and administrative expenses based on the function of the underlying asset. Backlog is amortized on a per unit basis as the backlog units are sold and presented as a component of cost of goods sold.

8.  Stock-Based Compensation

As of June 30, 2010, the Company had outstanding 3,700,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”). These stock options were granted prior to Fiscal 2008 with exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new officers and employees of the Company. Included in the 3,700,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s Senior Vice President of Customer Service and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Additionally, the Company had outstanding 212,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued prior to Fiscal 2008 as inducement grants to new officers of the Company. Included in the 212,500 units were 125,000 units granted to the Company’s President and Chief Executive Officer, 50,000 units granted to the Company’s Executive Vice President of Sales and Marketing and 37,500 granted to the Company’s Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of two or four years. For restricted stock units with two year vesting, one-half of the units vests one year after the issuance date and the other half vests two years after the issuance date. For restricted stock units with four year vesting, one-fourth vests annually beginning one year after the issuance date.

Valuation and Expense Information

For the first quarter of Fiscal 2011 and 2010, the Company recognized stock-based compensation expense of $0.7 million and $1.0 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Cost of goods sold	$101	$149
Research and development	31	158
Selling, general and administrative	530	663
Stock-based compensation expense	$662	$970

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Risk-free interest rates	3.2%	3.4%
Expected lives (in years)	5.0	4.9
Dividend yield	—	—
Expected volatility	98.0%	100.6%

The Company’s computation of expected volatility for the first quarter of Fiscal 2011 and 2010 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in June 2010 and 2009 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2010	9,183,577	$1.61
Granted	1,006,600	1.05
Exercised	(5,000)	0.99
Forfeited, cancelled or expired	(66,300)	7.32
Options outstanding at June 30, 2010	10,118,877	$1.52	7.13	$367,000

Options fully vested at June 30, 2010 and those expected to vest beyond June 30, 2010	9,608,998	$1.54	7.01	$344,796

Options exercisable at June 30, 2010	6,927,355	$1.74	6.47	$191,807

The weighted average per share grant date fair value of options granted during the first quarter of Fiscal 2011 and Fiscal 2010 was $1.05 and $0.80, respectively. The total intrinsic value of options exercised during the first quarter of Fiscal 2011 and 2010 was approximately $1,150 and $11,000, respectively. As of June 30, 2010, there was approximately $2.0 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.5 years.

During the first quarter of Fiscal 2011 and 2010, the Company issued a total of 22,060 and 12,315 shares of stock, respectively, to non-employee directors who elected to take payment of all or any portion of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares during the first quarter of Fiscal 2011 and 2010 was $1.15 and $0.68, respectively.

A summary of restricted stock unit activity for the first quarter of Fiscal 2011 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2010	1,734,504	$0.91

Granted	537,810	1.08
Vested and issued	(192,120)	1.22
Forfeited	(43,515)	1.52

Unvested restricted stock units outstanding at June 30, 2010	2,036,679	$1.21
Restricted stock units expected to vest beyond June 30, 2010	1,740,309	$0.98

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the first quarter of Fiscal 2011 and 2010 was approximately $0.2 million in each period. The Company recorded expense of approximately $0.2 million associated with its restricted stock awards and units during the first quarter of Fiscal 2011 and 2010 in each period. As of June 30, 2010, there was approximately $1.4 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.4 years.

9.  Underwritten and Registered Direct Placement of Common Stock

Effective February 24, 2010, the Company completed an underwritten public offering in which it sold 43.8 million shares of the Company’s common stock, par value $.001 per share, at a price of $1.05 per share. The sale resulted in gross proceeds of approximately $46.0 million and proceeds, net of direct transaction costs, of approximately $42.5 million.

Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders (the “Holders”) of warrants to purchase an aggregate of 7.2 million shares of the Company’s common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the “Initial Warrants”). These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of common stock (the “New Warrants”) in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. The modification of these warrants resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the New Warrants acquired by the Holders was $0.0625 per share of common stock, and the exercise price of the New Warrants was $1.42 per share. The New Warrants are exercisable through May 7, 2016 and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $0.4 million and the Company recorded a $6.4 million warrant liability, which represented the fair value of the New Warrants on the date of issuance. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million. The February 2010 transaction triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the exercise price of each warrant previously outstanding was adjusted. Following such adjustments, warrants issued in September 2009 and still outstanding as of June 30, 2010 represented warrants to purchase 5.8 million shares at an exercise price of $1.34 per share.

Effective May 7, 2009, the Company completed a registered direct placement in which it sold 14.4 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The seven-year warrants were immediately exercisable and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million. Warrants to purchase 3.6 million shares at an exercise price of $0.95 per share issued in May 2009 were outstanding as of June 30, 2010.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. The February 2010, September 2009 and May 2009 transactions triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of June 30, 2010 represented warrants to purchase 7.7 million shares at an exercise price of $1.61 per share. As of June 30, 2010, none of these warrants had been exercised.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During Fiscal 2009, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. The February 2010 and May 2009 transactions triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, the warrants issued in January 2007 and still outstanding as of June 30, 2010 represented warrants to purchase 17.0 million shares at an exercise price of $1.17 per share.

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

The Company recorded a benefit of $9.2 million for the change in the fair value of the warrant liability during the first quarter of Fiscal 2011.

The fair value of the Company’s warrant liability (see Note 9—Underwritten and Registered Direct Placement of Common Stock) recorded in the Company’s financial statements is determined using the Black-Scholes valuation method and the quoted price of the Company’s common stock in an active market, a level 2 input. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the Black-Scholes model and the following assumptions:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Risk-free interest rates range	0.6% to 2.4%	1.5% to 3.2%
Contractual term (in years)	1.6 years to 5.9 years	2.6 years to 6.8 years
Expected volatility range	87.8% to 102.8%	88.8% to 98.9%

From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

The table below presents the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2010 and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value (in thousands):

	Fair Value Measurements at June 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$23,599	$23,599	$—	$—
Restricted cash	$5,000	$5,000	$—	$—
Warrant liability	$(17,559)	$—	$(17,559)	$—
CPS Second funding liability	$(3,081)	$—	$(3,081)	$—

Cash equivalents includes cash held in money market, U.S. treasury funds at June 30, 2010.

On February 1, 2010, the Company acquired the TA100 microturbine product line from CPS. In connection with the acquisition, the Company agreed to pay additional consideration of $3.1 million on July 30, 2010 (the “Second Funding Date”). This second payment constitutes a financial instrument which was accounted for as a liability at fair value at the acquisition date. This liability is recorded at fair value and is being accreted to its full settlement value at the Second Funding Date by recording the increase to interest expense.

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements (the “Agreements”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. As of June 30, 2010, the Company had a standby letter of credit for one of its customers in the amount of $0.5 million. This letter of credit limits the amount the Company can borrow on its Credit Facility with Wells Fargo. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner.

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

As of March 31, 2010, the Company determined that it was not in compliance with the financial covenant in the Agreements regarding the Company’s net income. On May 11, 2010, the Company received a notice of default from Wells Fargo related to the Company’s noncompliance. As a result, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. On June 11, 2010, the Company received from Wells Fargo a waiver of the Company’s noncompliance with the financial covenant as of March 31, 2010 and the Company amended the Agreements to set the covenants for Fiscal 2011. As a condition of the amended Agreements, the Company has restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility. If the Company had not obtained the waiver and amended the Agreements, the Company would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company was in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on the Company’s current twelve month forecasts, management believes that the Company will be in compliance with the covenants contained in the amended Agreements for the next twelve months.

On June 29, 2010, the Company, entered into a Fourth Amendment to the Agreements (the “Fourth Amendment”) with Wells Fargo. The Fourth Amendment amends the financial covenant related to capital expenditures by adding a limitation on expenditures for Fiscal 2011.  Under the terms of the Fourth Amendment, the Company may not incur or contract to incur capital expenditures of more than (i) $4.5 million in the aggregate during Fiscal 2011, and (ii) zero for each subsequent year until the Company and Wells Fargo agree on limits on capital expenditures for subsequent periods based on the Company’s projections for such periods.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. The Company’s borrowing rate at each of June 30, 2010 and March 31, 2010 was 7.5%.

The Company has incurred $0.2 million in origination fees. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of June 30, 2010 and March 31, 2010, $6.0 million and $7.6 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the first quarter of Fiscal 2011 was $0.2 million, which includes $48,300 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the first quarter of Fiscal 2010 was $0.1 million, which includes $19,100 million in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, the location of the sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Changes in accrued warranty reserve during the first quarter of Fiscal 2010 are as follows (in thousands):

Balance, March 31, 2010	$1,036
Warranty provision relating to products shipped during the period	191
Changes for accruals related to preexisting warranties or reliability repair programs	138
Deductions for warranty claims	(273)
Balance, June 30, 2010	$1,092

13.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”), a division of United Technologies Corporation. The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“C200”) microturbine. Pursuant to the terms of the Development Agreement, UTCP contributed $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company pays to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. UTCP earned $0.1 million in royalties for C200 system sales during each of the three months ended June 30, 2010 and 2009, respectively. Earned royalties of $0.1 million and $0.2 million were unpaid as of June 30, 2010 and March 31, 2010, respectively and are included in accrued expenses in the accompanying balance sheet. The Company recorded the benefits from this Development Agreement as a reduction of research and development (“R&D”) expenses. During the three months ended June 30, 2009, the Company recognized approximately $1.3 million of such benefits. As of June 30, 2009, the Company had received a total of $0.5 million of in-kind services. In-kind services performed by UTCP under the cost-sharing program are recorded as consulting expense within R&D expenses. Funding in excess of expenses incurred is recorded in Other Current Liabilities. The program concluded in June 2009 and, therefore, there was no funding in excess of expenses recorded in Other Current Liabilities as of June 30, 2010. The reduction of R&D expenses was recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2015. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.3 million as of June 30, 2010 and March 31, 2010, respectively. Rent expense was approximately $0.6 million and $0.5 million during the first quarter of Fiscal 2011 and 2010, respectively.

Purchase Commitments

As of June 30, 2010, the Company had firm commitments to purchase inventories of approximately $17.1 million. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

CPS will continue to manufacture the TA100 microturbines for Capstone through March 31, 2011. The Company has agreed to purchase for cash any TA100 microturbine inventory remaining after March 31, 2011 that has not been consumed as part of the TA100 manufacturing process and is not considered excess or obsolete and will obtain title to certain TA100 manufacturing equipment.

In November 2009, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to last 24 months and cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. The Company billed the DOE under this contract a cumulative amount of $0.6 million through June 30, 2010.

Agreements the Company has with some of its distributors and Authorized Service Companies (“ASCs”) require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, the Company is then required to replace the affected stock at no cost to the distributors or ASCs. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at ASCs. As of June 30, 2010 and March 31, 2010, no significant inventories were held at ASCs.

Legal Matters

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The Company’s case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, and management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the Company’s secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds’ reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters’ reply brief in support of their cross-appeals were filed on November 17, 2009. Management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

15.  Net Income (Loss) Per Common Share

Basic net income (loss) per share of common stock is computed using the weighted average number of common shares outstanding for the period. Excluded from diluted loss per share for the first quarter of Fiscal 2011 and 2010, were 38,830,554 and 41,164,979 potentially dilutive stock options, restricted stock units, and shares issued to CPS as part of the settlement of the second funding liability because their effect would be antidilutive. Basic net earnings per share is reconciled to diluted net earnings per share in the following table.

Three months ended June 30, 2010 (thousands, except per share data):

Income available to common stockholders	$392

Plus: Income impact of assumed conversions	(1,073)
Loss available to common stockholders on a diluted basis	$(681)

Weighted-average shares	242,266

Dilutive potential common shares—conversion of warrants	664
Adjusted weighted-average shares	242,930

Diluted loss per share	$(0.00)

16. Acquisition

On February 1, 2010 (the “Closing Date”), the Company acquired the TA100 microturbine generator product line (the “MPL”) from CPS to expand the Company’s microturbine product line and to gain relationships with distributors to supply the Company’s products. The Company entered into an Asset Purchase Agreement (“APA”), subject to an existing license retained by CPS, to purchase all of the rights and assets related to the manufacture and sale of the MPL, including intellectual property, design, tooling, drawings, patents, know-how, distribution and supply agreements.

The table below summarizes the consideration paid for the rights and assets of the MPL on the Closing Date. No voting interests in CPS were acquired in this transaction.

Description	Purchase Price
(In thousands)
Stock issued at Closing Date	$1,798
Fair value of consideration at Second Funding Date, stock or cash	2,990
Total purchase consideration	$4,788

Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the Closing Date and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the “Second Funding Date”). The additional consideration may be paid, at the Company’s discretion, in a currently undetermined number of shares, or cash. If settled in common stock, the number of shares of common stock issuable at the Second Funding Date will be equal to $3.1 million divided by the average closing share price of the common stock for the 30-day trading period ending on the trading date immediately preceding the Second Funding Date. This second payment constitutes a financial instrument which is accounted for as a liability at fair value at the acquisition date in accordance with ASC 480, “Distinguishing Liabilities from Equity.” This liability was recorded at fair value on the Closing Date and is being accreted to its full settlement value at the Second Funding Date by recording the increase to interest expense. On July 30, 2010, the Company issued to CPS 3,131,313 shares of common stock of the Company in lieu of cash consideration.

The Company determined that the CPS transaction constitutes a business combination in accordance with ASC 805, “Business Combinations.” The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values on the acquisition date. The Company incurred $0.1 million of costs during Fiscal 2010 related to the acquisition of the MPL. These costs are recorded in selling, general and administrative expenses in the accompanying statement of operations.

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

The financial activity of the MPL acquisition is included in the Company’s Statements of Operations for the three months ended June 30, 2010. Total revenue generated from the MPL during the three months ended June 30, 2010 was $1.5 million. The following pro forma financial information for the first quarter of Fiscal 2010 presents the results as if the MPL acquisition had occurred at the beginning of the year (in thousands):

Three Months Ended June 30 2009
Revenue	$14,708
Net Loss	(15,951)

Supply Agreement

On the Closing Date, the Company and CPS entered into a manufacturing supply agreement under which CPS will continue to manufacture the TA100 microturbines for the Company through March 31, 2011 (the “Transition Period”). During the Transition Period, CPS will lease from the Company on a royalty-free basis the intellectual property required to manufacture TA100 microturbines.

At the end of the Transition Period, the Company has agreed to purchase for cash any remaining TA100 microturbine inventory that has not been consumed as part of the TA100 manufacturing process and is not considered excess or obsolete and will obtain title to certain TA100 manufacturing equipment. The manufacturing equipment is accounted for as a capital lease at the acquisition date under ASC 840 “Leases” and recorded at fair value.

Original Equipment Manufacturer (“OEM”)Agreement

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2010. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2010 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”) and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. There are several technologies which are used to provide “on-site power generation” (also called “distributed generation”), such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand—alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors. Our distributors, along with our Authorized Service Companies (“ASCs”), install the microturbines. Service is provided directly by us through our Factory Protection Plan (“FPP”) or by our distributors and ASCs. Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. We offer microturbines from 30 kilowatts (“kW”) up to 1 megawatt in electric power output, designed for commercial, industrial, and utility users. Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store. The 60 kW and 65 kW (“C60 Series”) microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization (“ISO”) sized container, Capstone has created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 1000 kW (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C60 Series and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our C60 Series was certified by the California Air Resources Board (“CARB”) to meet its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications. In March 2009, our 30-kilowatt microturbines successfully demonstrated ultra-low emissions by complying with the Environmental Protection Agency and CARB 2010 emissions requirements which reduced previous requirements for NOx by 86%, carbon monoxide (CO) by 98%, and volatile organic compounds (VOCs) by 98%.

On February 1, 2010, we entered into an Asset Purchase Agreement with Calnetix Power Solutions, Inc. (“CPS”). The Company acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the CPS 100 kW (“TA100”) microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements. Pursuant to the transaction, on February 1, 2010, the Company issued to CPS 1,550,387 shares of common stock of the Company and agreed to pay additional consideration of $3.1 million on July 30, 2010.  On July 30, 2010, the Company issued to CPS 3,131,313 shares of common stock of the Company in lieu of cash consideration. CPS will continue to manufacture the TA100 microturbines for Capstone through March 31, 2011. We have agreed to purchase for cash any remaining TA100 microturbine inventory remaining after March 31, 2011 that has not been consumed as part of the TA100 manufacturing process and is not considered excess or obsolete, and we will obtain title to certain TA100 manufacturing equipment. On the closing date of February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements during a three-year period, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. We must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators.

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

An overview of our direction, targets and key initiatives follows:

1)      Focus on Vertical Markets— Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (CHP and CCHP, resource recovery, hybrid electric vehicles and secure power), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors.

During the first quarter of Fiscal 2011, we booked total orders of $11.1 million for 75 units, or 11.4 megawatts, compared to $7.8 million for 86 units, or 7.2 megawatts, during the first quarter of Fiscal 2010. We shipped 98 units with an aggregate of 13.4 megawatts, generating revenue of $12.8 million compared to 80 units with an aggregate of 11.8 megawatts, generating revenue of $10.2 million during the first quarter of Fiscal 2010. Total backlog as of June 30, 2010 increased $25.5 million, or 43%, to $84.6 million from $59.1 million as of June 30, 2009. As of June 30, 2010, we had 703 units, or 94.4 megawatts, in total backlog compared to 611 units, or 67.4 megawatts, as of June 30, 2009. As of June 30, 2010, all of the backlog was current and expected to be shipped within the next twelve months compared to 487 units, or 63.7 megawatts, valued at $54.8 million as of June 30, 2009. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. During the first quarter of Fiscal 2011, we booked our first order for 14 waste heat recovery generators, which is reflected in the ending backlog as of June 30, 2010. Additionally, during the first quarter of Fiscal 2011, we booked orders for four unit upgrades and shipped one unit upgrade. The remaining three unit upgrades are reflected in the ending backlog as of June 30, 2010. Unit upgrades consist of a C200 engine, electronics and installation hardware for populating a vacant compartment in a C600 or C800 system. For example, adding two unit upgrades to a C600 would convert the system into a C1000 system. Our actual product shipments during the first quarter of Fiscal 2011 were: 35% for use in CHP applications, 1% for use in CCHP applications, 4% for use in resource recovery applications and 60% for use in other applications (including hybrid electric vehicles and secure power).

The following table summarizes our backlog:

	As of June 30,
	2010		2009
	Megawatts	Units	Megawatts	Units
Current
C30	5.5	184	6.3	208
C60 Series	23.6	363	11.8	182
TA100	3.7	37	—	—
C200	10.0	50	12.2	61
C600	3.0	5	1.2	2
C800	3.2	4	7.2	9
C1000	43.0	43	25.0	25
Waste heat recovery generator	1.8	14	—	—
Unit upgrades	0.6	3	—	—
Total Current Backlog	94.4	703	63.7	487

Long-term
C30	—	—	3.7	124
Total Long-term Backlog	—	—	3.7	124

Total Backlog	94.4	703	67.4	611

2)      Sales and Distribution Channels— We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 38 distributors and Original Equipment Manufacturers (“OEMs”). Internationally, outside of North America, we currently have 56 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3)      Service—We serve our customers directly and through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local ASCs to do so. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers (“ASPs”) and must be employed by an ASC in order to perform work pursuant to a Capstone FPP. The majority of our distributors are ASCs. FPPs are generally paid quarterly in advance. Our FPP backlog as of June 30, 2010 was $19.3 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2024.

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

6)      Cost and Core Competencies— We are making progress towards achieving cost improvement goals through design changes, robotics, parts commonality, tier one suppliers and lower cost offshore suppliers. In conjunction with these changes, we launched a strategic supply chain initiative to develop suppliers on a global basis. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress diversifying our suppliers internationally and within the United States. In addition, management expects to leverage our costs as product volumes increase.

Management believes that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions, our financial model indicates that we will achieve positive cash flow when we ship approximately 200 units in a quarter, dependent on an assumed product mix, which is not reflective of what is in our current backlog. Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding, if available.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies (except as noted below) are described in greater detail in our Annual Report on Form 10-K for Fiscal 2010 and continue to include the following areas:

•    Impairment of long-lived assets, including intangible assets with finite lives;

•    Inventory write-downs and classification of inventories;

•    Estimates of warranty obligations;

•    Allowance for doubtful accounts;

•    Deferred tax assets and valuation allowance;

•    Stock-based compensation expense;

•    Loss contingencies; and

•    Fair value of financial instruments.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Revenue.  Revenue is reported net of allowances. Revenue for the first quarter of Fiscal 2011 increased $2.4 million, or 18%, to $16.1 million from $13.7 million for the first quarter of Fiscal 2010. The change in revenue for the first quarter of Fiscal 2011 compared to the first quarter of Fiscal 2010 included a $2.6 million increase in revenue from Europe, a $1.0 million increase in revenue from Asia and a $0.7 million increase in revenue from North America, all primarily the result of our efforts to improve distribution channels, offset by a $1.9 million decrease in revenue from Australia because of lower sales volume in the region.

Overall microturbine product shipments were 18 units (2.0 megawatts) higher during the first quarter of Fiscal 2011 compared to the first quarter of Fiscal 2010, totaling 98 units (13.4 megawatts) and 80 units (11.8 megawatts), respectively. Megawatts shipped and revenue during the first quarter of Fiscal 2011 increased as a result of the introduction of our new TA100 and further market adoption of our C200 and C1000 Series product lines.

Average revenue per unit increased for the first quarter of Fiscal 2011 to approximately $130,000 compared to approximately $128,000 per unit for the first quarter of Fiscal 2010.

The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2010			2009
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.2	0.9	30	$0.6	0.5	16
C60 Series	3.1	2.9	44	3.4	3.5	53
TA100	1.5	1.0	10	—	—	—
C200	1.4	1.0	5	0.5	0.6	3
C600	0.6	0.6	1	0.5	0.6	1
C800	0.6	0.8	1	1.2	1.6	2
C1000 Series	4.2	6.0	6	4.0	5.0	5
Unit upgrades	0.2	0.2	1	—	—	—
Total from Microturbine Products	$12.8	13.4	98	$10.2	11.8	80
Accessories, Parts and Service	3.3	—	—	3.5	—	—
Total	$16.1	13.4	98	$13.7	11.8	80

Sales to Banking Production Centre (“BPC”), one of our Russian distributors, accounted for 32% of revenue for the first quarter of Fiscal 2011. Sales to BPC and Aquatec-Maxcon Pty Ltd. (“Aquatec”), our Australian distributor, accounted for 27% and 18% of revenue for the first quarter of Fiscal 2010, respectively.

Gross Loss.  Cost of goods sold includes direct material costs, production and service center overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $0.5 million, or 3% of revenue, during the first quarter of Fiscal 2011 compared to $2.8 million, or 21% of revenue, during the first quarter of Fiscal 2010. The decrease of $2.3 million in gross loss was the result of $2.2 million related to a change in product mix, which includes the TA100 in the first quarter of Fiscal 2011, and we sold more C200 and C1000 Series systems during the first quarter of Fiscal 2011. The C200 and C1000 series systems have a higher margin than in the same period last year, when these products had low introductory pricing and higher than planned product cost. In addition, the $2.3 million decrease included a $0.8 million decrease in inventory charges, offset by increased warranty expense of $0.7 million.

Inventory charges decreased $0.8 million as the Company reduced its charges related to scrap and yield issues in the manufacturing process of the C200 and C1000 Series products from the prior year.

Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs. Warranty programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense consisted of a $0.7 million increase in warranty programs compared to the prior period because of a higher benefit recorded in the prior period. The benefit was because of warranty program reductions for units subsequently covered by factory protection plans and our expectation that units will operate beyond the estimated warranty failure period. There was no such benefit during the first quarter of Fiscal 2011.

Management expects we will continue to incur gross losses until we are able to achieve higher unit sales volumes to cover our fixed manufacturing costs. We have taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development (“R&D”) Expenses. R&D expenses include labor costs, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2011 increased $0.7 million, or 88%, to $1.5 million from $0.8 million for the first quarter of Fiscal 2010. R&D expenses are reported net of benefits from cost—sharing programs, such as Department of Energy (“DOE”) grants and UTCP funding. There were approximately $0.2 million of such benefits for the first quarter of Fiscal 2011 and $1.3 million of such benefits for the first quarter of Fiscal 2010. There were no in—kind services performed under the cost—sharing programs during the first quarter of Fiscal 2011 or Fiscal 2010. The overall increase in R&D expenses of $0.7 million resulted from reduced UTCP funding benefits of $1.1 million from the cost—sharing program, offset by decreased consulting of $0.2 million and labor costs of $0.2 million. The UTCP cost-sharing program concluded in June 2009. Cost—sharing programs vary from period to period depending on the phases of the programs. Management expects R&D expenses in Fiscal 2011 to be slightly lower than in Fiscal 2010.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.2 million, or 3%, to $6.4 million for the first quarter of Fiscal 2011 from $6.2 million for the first quarter of Fiscal 2010. The net increase in SG&A expenses was comprised of an increase of $0.2 million related to travel, $0.1 million in marketing and $0.1 million in facilities expense, offset by a decrease of $0.2 million in consulting. Management expects SG&A expenses in Fiscal 2011 to be slightly lower than in Fiscal 2010.

Interest Income. There was no interest income during the first quarter of Fiscal 2011. The decrease in interest income was attributable to a general decline in market interest rates that resulted in lower yields earned on our cash and cash equivalents in comparison to interest income in the same period last year. Management expects interest income in Fiscal 2011 to be lower than in Fiscal 2010 as we continue to use cash to support our operations.

Interest Expense. Interest expense increased $0.2 million, or 200%, to $0.3 million for the first quarter of Fiscal 2011 from $0.1 million for the first quarter of Fiscal 2010. The increased interest expense was because of higher average balances for the revolving Credit Facility and the accretion of interest expense for the CPS second funding liability. The interest expense for the second funding liability is a non-cash transaction and does not impact the Company’s cash balances. As of June 30, 2010, we had total debt of $6.0 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was a benefit of $9.2 million for the first quarter of Fiscal 2011. The change in fair value of the warrant liability was a charge of $5.2 million for the first quarter of Fiscal 2010. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Black—Scholes valuation model and the quoted price of the Company’s common stock in an active market. When the quoted price of the Company’s stock increases from the prior period, a charge will be recorded. Conversely, when the quoted price of the Company’s stock decreases, a benefit will be recorded. This revaluation has no impact on the Company’s cash balances.

Income Taxes. Income taxes for the first quarter of Fiscal 2011 decreased to $76,000 from $0.1 million for the same period last year. The decrease during the period was related to service activity in Mexico during the first quarter of Fiscal 2010 that exceeded certain thresholds.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for Fiscal 2011 include approximately $2.0 million for rental units and plant and equipment costs related to manufacturing and operations. The majority of the $2.0 million relates to the rental units, which can be built primarily from inventory on hand. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $20.5 million during the first quarter of Fiscal 2011, compared to an increase of $5.9 million during the first quarter of Fiscal 2010. The cash was used in:

Operating Activities.  During the first quarter of Fiscal 2011, we used $13.5 million in cash in our operating activities, which consisted of non-cash adjustments (primarily change in fair value of warrant liability, employee stock-based compensation, depreciation and amortization, warranty and inventory charges) of $7.3 million and cash used for working capital of $6.6 million, offset by net income for the period of $0.4 million. During the first quarter of Fiscal 2010, operating cash usage was $9.9 million, which consisted of a net loss for the period of $15.3 million and cash used for working capital of $1.9 million, offset by non-cash adjustments of $7.1 million. The change between the first quarter of Fiscal 2011 and the first quarter of Fiscal 2010 in working capital of $4.7 million, was primarily attributable to the change in accounts receivable which increased by $3.4 million because of higher sales occurring at the end of the period and the timing of collections. Additionally, the change in working capital was attributable to the change in inventory which had increased $2.4 million because of higher inventory levels in the first quarter of Fiscal 2010 and the change in net accounts payable and accrued expenses increased $1.2 million because of higher purchases of inventory in Fiscal 2010. Company initiatives to reduce inventory resulted in a reduction in inventory levels for the first quarter of Fiscal 2010 compared to a slight increase in the first quarter of Fiscal 2011. Additionally, the change in working capital cash usage is attributable to a $0.8 million decrease in the change of other current liabilities because of the completion of certain UTCP Development Agreement milestones during the first quarter of Fiscal 2010.

Investing Activities.  Net cash used in investing activities of $5.4 million during the first quarter of Fiscal 2011 relates primarily to restricted cash of $5.0 million. As a condition of the amended Agreements with Wells Fargo, we have restricted $5.0 million of cash as additional security for the Credit Facility. In addition, we used $0.4 million for the acquisition of fixed assets during the first quarter of Fiscal 2011. We used $0.5 million for the acquisition of fixed assets during the first quarter of Fiscal 2010.

Financing Activities.  During the first quarter of Fiscal 2011, we used $1.7 million in financing activities compared to cash generated during the first quarter of Fiscal 2010 of $16.4 million. The funds used from financing activities in the first quarter of Fiscal 2011 were primarily the result of repayment of credit facility obligations to Wells Fargo. Net repayments of credit facility obligations were $1.6 million during the first quarter of Fiscal 2011 compared with net borrowing of $5.1 million during the first quarter of Fiscal 2010.

The funds generated from financing activities during the first quarter of Fiscal 2010 were primarily the result of a registered offering of our common stock, which was completed effective May 7, 2009. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.3 million.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in a slight amount of cash generated during the first quarter of Fiscal 2011. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in a slight amount of cash used during the first quarter of Fiscal 2010. During Fiscal 2010, we generated additional financing from the Credit Facility (defined below) by drawing down our line of credit when funds were available.

We maintain two Credit and Security Agreements (the “Agreements”) with Wells Fargo. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. As of June 30, 2010, the Company had a standby letter of credit for one of its customers in the amount of $0.5 million. This letter of credit limits the amount the Company can borrow on its Credit Facility with Wells Fargo. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner. As of June 30, 2010 and March 31, 2010, $6.0 million and $7.6 million in borrowings were outstanding, respectively, under the Credit Facility.

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

As of March 31, 2010, we determined that we were not in compliance with the financial covenant in the Agreements regarding our net income. On May 11, 2010, we received a notice of default from Wells Fargo related to our noncompliance. As a result, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. On June 11, 2010, we received from Wells Fargo a waiver of our noncompliance with the financial covenant as of March 31, 2010 and amended the Agreements to set the covenants for Fiscal 2011. As a condition of the amended Agreements, we have restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility. If we had not obtained the waiver and amended the Agreements, we would not be able to draw additional funds under the Credit Facility. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral under the Agreements, which would be subject to seizure by Wells Fargo if we were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current twelve month forecasts, we believe we will maintain compliance with the covenants contained in the amended Agreements for the next twelve months.

On June 29, 2010, the Company entered into a Fourth Amendment to the Agreements (the “Fourth Amendment”) with Wells Fargo. The Fourth Amendment amends the financial covenant related to capital expenditures by adding a limitation on expenditures for Fiscal 2011.  Under the terms of the Fourth Amendment, the Company may not incur or contract to incur capital expenditures of more than (i) $4.5 million in the aggregate during Fiscal 2011, and (ii) zero for each subsequent year until the Company and Wells Fargo agree on limits on capital expenditures for subsequent periods based on the Company’s projections for such periods.

Except for scheduled payments made on operating leases during the first quarter of Fiscal 2011, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2010.

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

Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the recession in economic activity.

Should we be unable to execute our plans or obtain additional financing, that might be needed if our cash needs change, we may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Pronouncements

In April 2010, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued updated guidance of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” for establishing the criteria for separating consideration in multiple element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor specific evidence or other third party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for Fiscal 2010.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the first quarter of Fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for our June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. Our case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, and management believes that the outcome of this litigation will not have a material adverse impact on the consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington(the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a

Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross- appeal. Simmonds’ reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters’ reply brief in support of their cross- appeals were filed on November 17, 2009. Management believes that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10.1	Third Amendment to Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, National Association, dated June 11, 2010 (c)
10.2	Fourth Amendment to Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, National Association, dated June 29, 2010 (d)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 001-15957).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 001-15957).

(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, dated July 1, 2010 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2010

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10.1	Third Amendment to Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, National Association, dated June 11, 2010 (c)
10.2	Fourth Amendment to Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, National Association, dated June 29, 2010 (d)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 001-15957).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 001-15957).

(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, dated July 1, 2010 (File No. 001-15957).