Form 10-Q
period 2010-09-30
CAPSTONE TURBINE Corp
filed 2010-11-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2010 was 246,666,165.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	September 30,	March 31,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$20,270	$47,270
Accounts receivable, net of allowance for doubtful accounts of $255 at September 30, 2010 and $121 at March 31, 2010	24,690	18,464
Inventories	18,496	19,645
Prepaid expenses and other current assets	2,725	1,335
Total current assets	66,181	86,714
Property, plant and equipment, net	6,998	8,247
Non-current portion of inventories	3,380	3,588
Intangible assets, net	4,099	4,643
Restricted cash	5,000	—
Other assets	530	254
Total	$86,188	$103,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$14,456	$15,338
Accrued salaries and wages	1,438	1,741
Accrued warranty reserve	860	1,036
Deferred revenue	1,522	923
Revolving credit facility	7,437	7,571
Current portion of notes payable and capital lease obligations	124	161
Warrant liability	10,622	26,803
Other current liabilities	—	3,026
Total current liabilities	36,459	56,599
Long-term portion of notes payable and capital lease obligations	82	141
Other long-term liabilities	303	274
Commitments and contingencies (Note 14)	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 246,434,409 shares issued and 245,537,009 shares outstanding at September 30, 2010; 243,015,511 shares issued and 242,119,402 shares outstanding at March 31, 2010	246	243
Additional paid-in capital	725,850	721,408
Accumulated deficit	(675,711)	(674,178)
Treasury stock, at cost; 897,400 shares at September 30, 2010 and 896,109 shares at March 31, 2010	(1,041)	(1,041)
Total stockholders’ equity	49,344	46,432
Total	$86,188	$103,446

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$18,922	$15,522	$34,974	$29,247
Cost of goods sold	18,803	18,520	35,367	35,082
Gross margin (loss)	119	(2,998)	(393)	(5,835)
Operating expenses:
Research and development	2,040	2,271	3,562	3,032
Selling, general and administrative	6,611	6,840	13,047	13,063
Total operating expenses	8,651	9,111	16,609	16,095
Loss from operations	(8,532)	(12,109)	(17,002)	(21,930)
Other income	—	—	4	—
Interest income	2	—	2	8
Interest expense	(196)	(143)	(506)	(275)
Change in fair value of warrant liability	6,937	(19,558)	16,181	(24,755)
Loss before income taxes	(1,789)	(31,810)	(1,321)	(46,952)
Provision for income taxes	136	71	212	188
Net loss	$(1,925)	$(31,881)	$(1,533)	$(47,140)

Net loss per common share — basic and diluted	$(0.01)	$(0.17)	$(0.01)	$(0.25)

Weighted average shares used to calculate basic and diluted net loss per common share	245,510	191,170	243,890	187,480

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,533)	$(47,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,960	1,702
Amortization of deferred financing costs	97	40
Interest expense on second funding liability	80	—
Provision for allowance for doubtful accounts	—	168
Inventory (recovery) write-down	(52)	617
Provision for warranty expenses	961	461
Loss on disposal of equipment	20	—
Stock-based compensation	1,333	1,867
Change in fair value of warrant liability	(16,181)	24,755
Changes in operating assets and liabilities:
Accounts receivable	(6,226)	(4,256)
Inventories	1,774	4,142
Prepaid expenses and other assets	(1,763)	(374)
Accounts payable and accrued expenses	(818)	2,982
Accrued salaries and wages and long term liabilities	(274)	(623)
Accrued warranty reserve	(1,137)	(1,129)
Deferred revenue	599	723
Other current liabilities	—	(815)
Net cash used in operating activities	(21,160)	(16,880)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(616)	(1,085)
Increase in restricted cash	(5,000)	—
Net cash used in investing activities	(5,616)	(1,085)
Cash Flows from Financing Activities:
Net (repayment) proceeds from revolving credit facility	(134)	4,286
Payment of deferred financing costs	—	(56)
Repayment of notes payable and capital lease obligations	(96)	(10)
Net proceeds from employee stock-based transactions	6	113
Net proceeds from issuance of common stock and warrants	—	11,611
Proceeds from exercise of common stock warrants	—	6,503
Net cash (used in) provided by financing activities	(224)	22,447
Net (decrease) increase in Cash and Cash Equivalents	(27,000)	4,482
Cash and Cash Equivalents, Beginning of Period	47,270	19,519
Cash and Cash Equivalents, End of Period	$20,270	$24,001
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$339	$221
Income taxes	$—	$2

Supplemental Disclosures of Non-Cash Information:

Included in accounts payable at September 30, 2010 and 2009, is $27 and $131 of fixed asset purchases, respectively.

During the six months ended September 30, 2010, the Company issued 3,131,313 shares of common stock to Calnetix Power Solutions, Inc. to satisfy the amount due of $3.1 million in connection with the acquisition of the Calnetix microturbine generator line. See Note 16—Acquisition, for a description of tangible and intangible assets acquired and other details of the acquisition.

During the six months ended September 30, 2009, the Company incurred $224 of capital expenditures that were funded by capital lease borrowings.

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2010 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. This Quarterly Report on Form 10-Q (the “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” year.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company had $83.5 million, or 667 units, in backlog, all of which was current and expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. Although the Company has made progress on direct material cost reduction efforts, the Company was behind schedule in reducing costs at the end of the second quarter of Fiscal 2011. In addition, the Company’s working capital requirements are higher than planned primarily because of slower collection of accounts receivable and lower than anticipated inventory turns. Further, the Company has not been able to fully achieve its planned number of product shipments partly as a result of a shortage in certain key supplies. If the Company is unable to improve its performance in the areas discussed above and successfully obtain a release of all or a portion of its restricted cash from Wells Fargo as further described under “Liquidity and Capital Resources” in this Form 10-Q, the Company may need to raise additional funds in the near term. The Company could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing, that might be needed if the Company’s cash needs change, the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at September 30, 2010.

3.  Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Aquatec-Maxcon Pty Ltd. (“Aquatec”), the Company’s Australian distributor, Pumps and Service Company (“Pumps and Service”), one of the Company’s domestic distributors, and Banking Production Centre (“BPC”), one of the Company’s Russian distributors, accounted for 14%, 13% and 11% of revenue for the three months ended September 30, 2010, respectively. Sales to BPC, Aquatec, and Fluxo Soluçôes Intergradas Ltda, the Company’s Brazilian distributor, accounted for 20%, 14% and 12% of revenue for the three months ended September 30, 2009, respectively.

BPC and Pumps and Service accounted for 21% and 10% of revenue, respectively, for the six months ended September 30, 2010. For the six months ended September 30, 2009, BPC and Aquatec accounted for 23% and 16% of revenue, respectively.

Additionally, BPC and Greenvironment plc, the Company’s Finland distributor, accounted for 19% and 12% of net accounts receivable, respectively, as of September 30, 2010. BPC and Greenvironment plc accounted for 20% and 16% of net accounts receivable, respectively, as of March 31, 2010.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	September 30, 2010	March 31, 2010
	(In thousands)
Raw materials	$20,329	$19,772
Work in process	469	583
Finished goods	1,078	2,878
Total	21,876	23,233
Less non-current portion	3,380	3,588
Current portion	$18,496	$19,645

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2010	March 31, 2010
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$22,257	$22,543
Leasehold improvements	9,652	9,654
Molds and tooling	4,965	4,930
	36,874	37,127
Less accumulated depreciation and amortization	(29,876)	(28,880)
Total property, plant and equipment, net	$6,998	$8,247

During the three months ended September 30, 2010, the Company sold ten of its microturbine rental units for approximately $430,000. The net book value of the rental equipment related to this sale was approximately $365,000.  The Company recognized this sale as revenue and the cost of the units as cost of goods sold.

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

		At
	Weighted	September 30, 2010			March 31, 2010
	Average	Gross			Gross
	Amortization	carrying	Accumulated		carrying	Accumulated
	period	amount	amortization	Net	amount	amortization	Net

Manufacturing license	17 years	$3,700	$(3,363)	$337	$3,700	$(3,338)	$362
Technology	10 years	2,240	(149)	2,091	2,240	(37)	2,203
Parts and service customer relationships	5 years	1,080	(123)	957	1,080	(26)	1,054
TA100 customer relationships	2 years	617	(206)	411	617	(51)	566
Backlog	1.2 years	490	(216)	274	490	(91)	399
Trade name	1.2 years	69	(40)	29	69	(10)	59

Total		$8,196	$(4,097)	$4,099	$8,196	$(3,553)	$4,643

The Company recorded amortization expense of $0.2 million and $0.5 million for the three and six months ended September 30, 2010, respectively. The Company recorded amortization expense of $12,300 and $24,600 for the three and six months ended September 30, 2009, respectively.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $18,200 and $14,800 were earned by the supplier for the three months ended September 30, 2010 and 2009, respectively. Royalties of approximately $28,400 and $26,200 were earned by the supplier for the six months ended September 30, 2010 and 2009, respectively. Earned royalties of approximately $18,200 and $44,600 were unpaid as of September 30, 2010 and March 31, 2010, respectively, and are included in accrued expenses in the accompanying balance sheets.

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

8.  Stock-Based Compensation

As of September 30, 2010, the Company had outstanding 3,700,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”). These stock options were granted prior to Fiscal 2008 with exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new officers and employees of the Company. Included in the 3,700,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s Senior Vice President of Customer Service and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Additionally, the Company had outstanding 212,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued prior to Fiscal 2008 as inducement grants to new officers of the Company. Included in the 212,500 units were 125,000 units granted to the Company’s President and Chief Executive Officer, 50,000 units granted to the Company’s Executive Vice President of Sales and Marketing and 37,500 granted to the Company’s Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of two or four years. For restricted stock units with two year vesting, one-half of the units vests one year after the issuance date and the other half vests two years after the issuance date. For restricted stock units with four year vesting, one-fourth vests annually beginning one year after the issuance date.

Valuation and Expense Information

For the three months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense of $0.7 million and $0.9 million, respectively. For the six months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense of $1.3 million and $1.9 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of goods sold	$68	$62	$169	$211
Research and development	32	158	63	316
Selling, general and administrative	571	677	1,101	1,340
Stock-based compensation expense	$671	$897	$1,333	$1,867

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rates	1.4%	3.5%	3.1%	2.9%
Expected lives (in years)	5.0	4.9	5.0	4.9
Dividend yield	—%	—%	—%	—%
Expected volatility	97.3%	91.8%	97.9%	87.2%

The Company’s computation of expected volatility for the three and six months ended September 30, 2010 and 2009 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three and six months ended September 30, 2010 and 2009 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2010	9,183,577	$1.61
Granted	1,086,600	1.02
Exercised	(5,000)	0.99
Forfeited, cancelled or expired	(72,478)	6.92
Options outstanding at September 30, 2010	10,192,699	$1.51	6.9	$9,800

Options fully vested at September 30, 2010 and those expected to vest beyond September 30, 2010	9,762,920	$1.53	6.8	$8,990

Options exercisable at September 30, 2010	7,338,054	$1.70	6.3	$1,000

The weighted average per share grant date fair value of options granted during the three months ended September 30, 2010 and 2009 was $0.66 and $1.19, respectively. The weighted average per share grant date fair value of options granted during the six months ended September 30, 2010 and 2009 was $1.02 and $0.84, respectively. There were no options exercised during the three months ended September 30, 2010. The total intrinsic value of options exercised during the three months ended September 30, 2009 was approximately $0.1 million. The total intrinsic value of options exercised during the six months ended September 30, 2010 and 2009 was approximately $1,150 and $0.1 million, respectively. As of September 30, 2010, there was approximately $1.7 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.4 years.

During the six months ended September 30, 2010 and 2009, the Company issued a total of 61,091 and 17,660 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for the shares issued during the six months ended September 30, 2010 and 2009 was $0.90 and $0.89, respectively.

A summary of restricted stock unit activity for the six months ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2010	1,734,504	$0.91

Granted	590,930	1.05
Vested and issued	(211,753)	1.11
Forfeited	(54,174)	1.43

Unvested restricted stock units outstanding at September 30, 2010	2,059,507	$1.22
Restricted stock units expected to vest beyond September 30, 2010	1,791,115	$0.77

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the three months ended September 30, 2010 and 2009 was approximately $36,000 and $25,000, respectively. The total fair value of restricted stock units vested and issued by the Company during the six months ended September 30, 2010 and 2009 was approximately $0.3 million and $0.2 million, respectively. The Company recorded expense of approximately $0.3 million and $0.2 million associated with its restricted stock awards and units during the three months ended September 30, 2010 and 2009, respectively. The Company recorded expense of approximately $0.5 million and $0.4 million associated with its restricted stock awards and units during the six months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was approximately $1.2 million of total compensation cost related to nonvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.16 years.

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

Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders (the “Holders”) of warrants to purchase an aggregate of 7.2 million shares of the Company’s common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the “Initial Warrants”). These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of common stock (the “New Warrants”) in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. The modification of these warrants resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the New Warrants acquired by the Holders was $0.0625 per share of common stock, and the exercise price of the New Warrants was $1.42 per share. The New Warrants are exercisable through May 7, 2016 and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $0.4 million and the Company recorded a $6.4 million warrant liability, which represented the fair value of the New Warrants on the date of issuance. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million. The February 2010 transaction triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the exercise price of each warrant previously outstanding was adjusted. Following such adjustments, warrants issued in September 2009 and still outstanding as of September 30, 2010 represented warrants to purchase 5.8 million shares at an exercise price of $1.34 per share.

Effective May 7, 2009, the Company completed a registered direct placement in which it sold 14.4 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The seven-year warrants were immediately exercisable and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million. Warrants to purchase 3.6 million shares at an exercise price of $0.95 per share issued in May 2009 were outstanding as of September 30, 2010.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. The February 2010, September 2009 and May 2009 transactions triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. The issuance of stock to CPS on the Second Funding Date (as hereinafter defined) also triggered certain anti-dilution provisions in the warrants outstanding. See Note 16—Acquisition, for discussion of the CPS transaction. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of September 30, 2010 represented warrants to purchase 7.7 million shares at an exercise price of $1.60 per share. As of September 30, 2010, none of these warrants had been exercised.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During Fiscal 2009, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. The February 2010 and May 2009 transactions triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, the warrants issued in January 2007 and still outstanding as of September 30, 2010 represented warrants to purchase 17.0 million shares at an exercise price of $1.17 per share.

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

The Company recorded a total benefit of $6.9 million and a charge of $19.6 million for the change in the fair value of the warrant liability during the three months ended September 30, 2010 and 2009, respectively. The Company recorded a total benefit of $16.2 million and a charge of $24.8 million for the change in the fair value of the warrant liability during the six months ended September 30, 2010 and 2009, respectively.

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the Black-Scholes model and the following assumptions:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Risk-free interest rates range	0.61% to 2.54%	1.6% to 2.42%
Contractual term (in years)	1.3 years to 5.9 years	2.6 years to 6.8 years
Expected volatility range	85.3% to 103%	88.1% to 98.9%

From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

The table below presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value (in thousands):

	Fair Value Measurements at September 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,239	$12,239	$—	$—
Restricted cash	$5,000	$5,000	$—	$—
Warrant liability	$(10,622)	$—	$(10,622)	$—

Cash equivalents includes cash held in money market and U.S. treasury funds at September 30, 2010.

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements (the “Agreements”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. As of September 30, 2010, the Company had a standby letter of credit for one of its vendors in the amount of $0.5 million. This letter of credit limits the amount the Company can borrow on its Credit Facility with Wells Fargo. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner.

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

As of March 31, 2010, the Company determined that it was not in compliance with the financial covenant in the Agreements regarding the Company’s net income. On May 11, 2010, the Company received a notice of default from Wells Fargo related to the Company’s noncompliance. As a result, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. On June 11, 2010, the Company received from Wells Fargo a waiver of the Company’s noncompliance with the financial covenant as of March 31, 2010 and the Company amended the Agreements to set the covenants for Fiscal 2011. As a condition of the amended Agreements, the Company had restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility. The Company is in discussions with Wells Fargo pertaining to the release of all or a portion of the restricted cash.  If the Company had not obtained the waiver and amended the Agreements, the Company would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company was in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. As of September 30, 2010, the Company was in compliance with the covenants contained in the amended Agreements and based on the Company’s current forecasts, management believes that the Company will be in compliance with the covenants through the end of Fiscal 2011.

On June 29, 2010, the Company entered into a Fourth Amendment to the Agreements (the “Fourth Amendment”) with Wells Fargo. The Fourth Amendment amended the financial covenant related to capital expenditures by adding a limitation on expenditures for Fiscal 2011.  Under the terms of the Fourth Amendment, the Company may not incur or contract to incur capital expenditures of more than (i) $4.5 million in the aggregate during Fiscal 2011, and (ii) zero for each subsequent year until the Company and Wells Fargo agree on limits on capital expenditures for subsequent periods based on the Company’s projections for such periods.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating interest rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. The Company’s borrowing rate at September 30, 2010 and March 31, 2010 was 7.5% and 10.5%, respectively.

The Company has incurred $0.2 million in origination fees. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of September 30, 2010 and March 31, 2010, $7.4 million and $7.6 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the three months ended September 30, 2010 and 2009 was $0.2 million and $0.1 million, which includes $48,000 and $21,000 in amortization of deferred financing costs, respectively. Interest expense related to the Credit Facility during the six months ended September 30, 2010 and 2009 was $0.4 million and $0.2 million, which includes $0.1 million and $40,000 in amortization of deferred financing costs, respectively.

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

Changes in accrued warranty reserve during the six months ended September 30, 2010 are as follows (in thousands):

Balance, March 31, 2010	$1,036
Warranty provision relating to products shipped during the period	437
Changes for accruals related to preexisting warranties or reliability repair programs	524
Deductions for warranty claims	(1,137)
Balance, September 30, 2010	$860

13.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”), a division of United Technologies Corporation. The Development Agreement engages UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“C200”) microturbine. Pursuant to the terms of the Development Agreement, UTCP contributed $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company pays to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. UTCP earned $0.2 million and $73,000 in royalties for C200 system sales during the three months ended September 30, 2010 and 2009, respectively. UTCP earned $0.3 million and $0.1 million in royalties for C200 system sales during the six months ended September 30, 2010 and 2009, respectively. Earned royalties of $0.2 million were unpaid as of September 30, 2010 and March 31, 2010, respectively and are included in accrued expenses in the accompanying balance sheet. The Company recorded the benefits from this Development Agreement as a reduction of research and development (“R&D”) expenses. During the three months ended June 30, 2009, the Company recognized approximately $1.3 million of such benefits. As of June 30, 2009, the Company had received a total of $0.5 million of in-kind services. In-kind services performed by UTCP under the cost-sharing program are recorded as consulting expense within R&D expenses. Funding in excess of expenses incurred is recorded in Other Current Liabilities. The program concluded in June 2009 and, therefore, there was no funding in excess of expenses recorded in Other Current Liabilities as of September 30, 2010 and March 31, 2010. The reduction of R&D expenses was recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2016. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.3 million as of September 30, 2010 and March 31, 2010. Rent expense was approximately $0.7 million and $0.6 million during the three months ended September 30, 2010 and 2009, respectively. Rent expense was approximately $1.3 million and $1.1 million during the six months ended September 30, 2010 and 2009, respectively.

Purchase Commitments

As of September 30, 2010, the Company had firm commitments to purchase inventories of approximately $20.1 million. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

CPS will continue to manufacture the TA100 microturbines for Capstone through March 31, 2011. The Company has agreed to purchase for cash any TA100 microturbine inventory remaining after March 31, 2011 that has not been consumed as part of the TA100 manufacturing process and is not considered excess or obsolete and will obtain title to certain TA100 manufacturing equipment.

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency will come from an improved  microturbine design, with a projected electrical efficiency of 42% and power output of 370kW. The project is estimated to last 24 months and cost approximately $17.4 million. The DOE will contribute $5.0 million under the program, and the Company will incur approximately $12.4 million in research and development expense. As of September 30, 2010 the Company has not billed the DOE under this contract.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to last 24 months and cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. The Company billed the DOE under this contract a cumulative amount of $0.8 million through September 30, 2010.

Agreements the Company has with some of its distributors require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, the Company is then required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held by distributors. As of September 30, 2010 and March 31, 2010, no significant inventories were held by distributors.

Legal Matters

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the “Tolling Agreements”). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The Company’s case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named officers and directors at this time. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, and management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the Company’s secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds’ reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters’ reply brief in support of their cross-appeals were filed on November 17, 2009. On October 5, 2010, the Ninth Circuit Court of Appeals heard oral arguments regarding this matter. A decision is not expected for at least six to 12 months. Management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

15.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2010 which would make these instruments anti-dilutive. As of September 30, 2010 and 2009, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 12.3 million and 11.4 million, respectively. As of September 30, 2010 and 2009, the number of warrants excluded from diluted net loss per common share computations was approximately 34.1 million and 33.1 million, respectively.

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

The table below summarizes the consideration paid for the rights and assets of the MPL. No voting interests in CPS were acquired in this transaction.

Description	Purchase Price
(In thousands)
Stock issued at Closing Date	$1,798
Stock issued at Second Funding Date	2,990
Total purchase consideration	$4,788

Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the Closing Date and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the “Second Funding Date”). The additional consideration was to be paid, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS. This second payment constituted a financial instrument which was accounted for as a liability at fair value at the acquisition date in accordance with ASC 480, “Distinguishing Liabilities from Equity.” This liability was recorded at fair value on the Closing Date and was accreted to its full settlement value at the Second Funding Date by recording the increase to interest expense.

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

The financial activity of the MPL acquisition is included in the Company’s Statements of Operations for the six months ended September 30, 2010. Total revenue generated from the MPL during the six months ended September 30, 2010 was $2.0 million. The following pro forma financial information for the six months ended September 30, 2009 presents the results as if the MPL acquisition had occurred at the beginning of the year (in thousands):

Six Months Ended September 30, 2009
Revenue	$31,214
Net Loss	(47,656)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2010. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those identified under Risk Factors in Item I.A. of this Form 10-Q, those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2010 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”) and combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. There are several technologies which are used to provide “on-site power generation” (also called “distributed generation”), such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand—alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors. Our distributors, along with our Authorized Service Companies (“ASCs”), install the microturbines. Service is provided directly by us through our Factory Protection Plan (“FPP”) under which we charge a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed, or by our distributors and ASCs. Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

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

During the three months ended September 30, 2010, we booked total orders of $14.4 million for 138 units, or 14.8 megawatts, compared to $12.7 million for 129 units, or 13.2 megawatts, during the three months ended September 30, 2009. During the three months ended September 30, 2010, we shipped 174 units with an aggregate of 15.8 megawatts, generating revenue of $15.5 million compared to 138 units with an aggregate of 13.7 megawatts, generating revenue of $12.5 million during the three months ended September 30, 2009. Total backlog as of September 30, 2010 increased $24.2 million, or 41%, to $83.5 million from $59.3 million as of September 30, 2009. As of September 30, 2010, we had 667 units, or 93.4 megawatts, in total backlog compared to 602 units, or 66.9 megawatts, as of September 30, 2009. As of September 30, 2010, all of the backlog was current and expected to be shipped within the next twelve months compared to 503 units, or 64.0 megawatts, valued at $55.9 million as of September 30, 2009. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. During the three months ended June 30, 2010, we booked our first order for 14 waste heat recovery generators, of which 12 waste heat recovery generators are reflected in the ending backlog as of September 30, 2010. Additionally, during the three months ended June 30, 2010, we booked orders for four unit upgrades and shipped one unit upgrade. The remaining three unit upgrades were shipped during the three months ended September 30, 2010. Unit upgrades consist of a C200 engine, electronics and installation hardware for populating a vacant compartment in a C600 or C800 system. For example, adding two unit upgrades to a C600 would convert the system into a C1000 system. Our actual product shipments during the three months ended September 30, 2010 were: 23% for use in CHP applications, 1% for use in CCHP applications, 16% for use in resource recovery applications and 60% for use in other applications (including hybrid electric vehicles and secure power).

The following table summarizes our backlog:

	As of September 30,
	2010		2009
	Megawatts	Units	Megawatts	Units
Current
C30	4.1	137	6.9	230
C60 Series	23.6	363	11.3	174
TA100	5.2	52	—	—
C200	10.2	51	12.6	63
C600	3.6	6	1.8	3
C800	3.2	4	6.4	8
C1000	42	42	25.0	25
Waste heat recovery generator	1.5	12	—	—
Total Current Backlog	93.4	667	64.0	503
Long-term
C30	—	—	2.9	99
Total Long-term Backlog	—	—	2.9	99

Total Backlog	93.4	667	66.9	602

2)              Sales and Distribution Channels— We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 35 distributors and Original Equipment Manufacturers (“OEMs”). Internationally, outside of North America, we currently have 58 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3)              Service—We serve our customers directly and through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local ASCs to do so. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers (“ASPs”) and must be employed by an ASC in order to perform work pursuant to a Capstone FPP. The majority of our distributors are ASCs. FPPs are generally paid quarterly in advance. Our FPP backlog as of September 30, 2010 was $23.5 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2025.

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

6)              Cost and Core Competencies— We are continuing to make progress towards achieving cost improvement goals through design changes, robotics, parts commonality, tier one suppliers and lower cost offshore suppliers. In conjunction with these changes, we launched a strategic supply chain initiative to develop suppliers on a global basis. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress diversifying our suppliers internationally and within the United States. Management expects to continue leveraging our costs as product volumes increase.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

Revenue.  Revenue is reported net of allowances. Revenue for the three months ended September 30, 2010 increased $3.4 million, or 22%, to $18.9 million from $15.5 million for the three months ended September 30, 2009. The change in revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 included a $2.7 million increase in revenue from the European market, a $2.5 million increase in revenue from the North American market, $0.3 million increase in revenue from the Australian market and a $0.2 million increase in revenue from the African market, all primarily the result of our efforts to improve distribution channels, offset by a $1.9 million decrease in revenue from the South American market and a $0.4 million decrease in revenue from the Asian market because of lower order volume in the regions.

Overall microturbine product shipments were 36 units (2.1 megawatts) higher during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, totaling 174 units (15.8 megawatts) and 138 units (13.7 megawatts), respectively. Megawatts shipped and revenue during the three months ended September 30, 2010 increased as a result of higher sales volume of our C60 Series microturbine, the sale of ten C60 Series microturbine rental units, the introduction of our new TA100 and further market adoption of our C200 and C1000 Series product lines. Additionally, during the three months ended September 30, 2010, we shipped our first order for two waste heat recovery generators.

Average revenue per unit during each of the three months ended September 30, 2010 and 2009 was approximately $90,000, respectively.

For the three months ended September 30, 2010, a shortage in certain key parts delayed our ability to ship products as scheduled.  The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. As a result of such issues, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2010			2009
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$2.5	1.8	61	$2.5	1.9	63
C60 Series	5.8	5.8	89	4.1	4.2	64
TA100	0.6	0.5	5	—	—	—
C200	1.6	1.8	9	0.7	0.6	3
C600	1.0	1.2	2	0.5	0.6	1
C800	—	—	—	1.8	2.4	3
C1000 Series	3.2	4.0	4	2.9	4.0	4
Waste heat recovery generator	0.4	0.3	2	—	—	—
Unit upgrades	0.4	0.4	2	—	—	—
Total from Microturbine Products	$15.5	15.8	174	$12.5	13.7	138
Accessories, Parts and Service	3.4	—	—	3.0	—	—
Total	$18.9	15.8	174	$15.5	13.7	138

Sales to Aquatec-Maxcon Pty Ltd. (“Aquatec”), the Company’s Australian distributor, Pumps and Service Company(“Pumps and Service”), one of the Company’s domestic distributors, and Banking Production Centre (“BPC”), one of the Company’s Russian distributors, accounted for 14%, 13% and 11% of revenue for the three months ended September 30, 2010, respectively. Sales to BPC, Aquatec, and Fluxo Soluçôes Intergradas Ltda, the Company’s Brazilian distributor, accounted for 20%, 14% and 12% of revenue for the three months ended September 30, 2009, respectively.

Gross Margin (Loss). Cost of goods sold includes direct material costs, production and service center overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $0.1 million, or 1% of revenue, during the three months ended September 30, 2010 compared to a gross loss of $3.0 million, or 19% of revenue, during the three months ended September 30, 2009. The improvement in gross margin of $3.1 million was the result of $2.6 million related to a change in product mix, which includes higher sales of our C60 Series and C200 systems, introduction of our new TA100 and initial sales of the waste heat recovery generator and unit upgrades during the three months ended September 30, 2010. In addition, the C200 and C1000 series systems had a higher margin than in the same period last year, when these products had low introductory pricing and higher than planned product cost. The $3.1 million improvement in gross margin also reflected a decrease in warranty expense of $0.2 million and a $0.3 million decrease in inventory charges.

Inventory charges decreased $0.3 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as the Company reduced its charges related to scrap and yield issues in the manufacturing process of the C200 and C1000 Series products from the prior year.

Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs. Warranty programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense consisted of a $0.4 million decrease in per-unit warranty accrual offset by a $0.2 million increase in warranty programs compared to the prior year period because of a benefit recorded in the prior period. The benefit resulted from warranty program reductions for units subsequently covered by factory protection plans and our expectation that units will operate beyond the estimated warranty failure period. There was no such benefit during the three months ended September 30, 2010.

Management has taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development (“R&D”) Expenses. R&D expenses include labor costs, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the three months ended September 30, 2010 decreased $0.3 million, or 13%, to $2.0 million from $2.3 million for the three months ended September 30, 2009. R&D expenses are reported net of benefits from cost—sharing programs, such as Department of Energy (“DOE”) grants and UTCP funding. There were approximately $0.2 million of such benefits for the three months ended September 30, 2010 and no such benefits for the three months ended September 30, 2009. There were no in—kind services performed under the cost—sharing programs during the three months ended September 30, 2010 or 2009. The overall decrease in R&D expenses of $0.3 million resulted from decreased supplies expense of $0.3 million. The UTCP cost-sharing program concluded in June 2009. Cost—sharing programs vary from period to period depending on the phases of the programs. Management expects R&D expenses in Fiscal 2011 to be slightly lower than in Fiscal 2010.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses decreased $0.2 million, or 3%, to $6.6 million for the three months ended September 30, 2010 from $6.8 million for the three months ended September 30, 2009. The net decrease in SG&A expenses was comprised of a decrease of $0.5 million related to consulting expense and $0.1 million in professional services expense, which includes accounting, legal and insurance expense, offset by an increase of $0.3 million in facilities expense and $0.1 million related to travel expense. Management expects SG&A expenses in Fiscal 2011 to be slightly lower than in Fiscal 2010.

Interest Income. Interest income was $2,000 during the three months ended September 30, 2010. There was no interest income during the three months ended September 30, 2009. The increase during the period was attributable to higher average cash balances and more cash held in interest-bearing accounts. Management expects interest income in Fiscal 2011 to be lower than in Fiscal 2010 as we continue to use cash to support our operations.

Interest Expense. Interest expense increased $0.1 million, or 100%, to $0.2 million for the three months ended September 30, 2010 from $0.1 million for the three months ended September 30, 2009. The increased interest expense resulted from higher average balances outstanding under the revolving Credit Facility. As of September 30, 2010, we had total debt of $7.4 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was a benefit of $6.9 million for the three months ended September 30, 2010. The change in fair value of the warrant liability was a charge of $19.6 million for the three months ended September 30, 2009. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Black—Scholes valuation model and the quoted price of the Company’s common stock in an active market. When the quoted price of the Company’s stock increases from the prior period, a charge will be recorded. Conversely, when the quoted price of the Company’s stock decreases, a benefit will be recorded. This revaluation has no impact on the Company’s cash balances.

Income Taxes. Income tax expense during each of the three months ended September 30, 2010 and 2009 was approximately $0.1 million. Income tax expense is related to service activity in Mexico that exceeded certain thresholds.

Six Months Ended September 30, 2010 and 2009

Revenue.  Revenue for the six months ended September 30, 2010 increased $5.7 million, or 20%, to $34.9 million from $29.2 million for the same period last year. The change in revenue for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 included a $5.3 million increase in revenue from the European market, a $3.1 million increase in revenue from the North American market, a $0.6 million increase in revenue from the Asian market and a $0.2 million increase in revenue from the African market, all primarily the result of efforts to improve distribution channels. This overall increase in revenue was offset by a $1.9 million decrease in revenue from the South American market and a $1.6 million decrease in revenue from the Australia market because of lower order volume in the regions.

Overall microturbine product shipments were 54 units (3.7 megawatts) higher during the six months ended September 30, 2010 compared to the six months ended September 30, 2009, totaling 272 units (29.2 megawatts) and 218 units (25.5 megawatts), respectively. Megawatts shipped and revenue during the six months ended September 30, 2010 increased as a result of the introduction of our new TA100, higher sales volume of our C60 Series microturbine, the sale of ten microturbine rental units and further market adoption of our C200 and C1000 Series product lines. Additionally, during the six months ended September 30, 2010, we shipped our first order for two waste heat recovery generators.

Average revenue per unit during each of the six months ended September 30, 2010 and 2009 was approximately $0.1 million.

For the six months ended September 30, 2010, a shortage in certain key parts delayed our ability to ship products as scheduled.  The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog. As a result of such issues,, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Six Months Ended September 30,
	2010			2009
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$3.7	2.7	91	$3.1	2.4	79
C60 Series	8.8	8.7	133	7.5	7.7	117
TA100	2.0	1.5	15	—	—	—
C200	3.0	2.8	14	1.2	1.2	6
C600	1.6	1.8	3	1.0	1.2	2
C800	0.6	0.8	1	3.0	4.0	5
C1000 Series	7.4	10.0	10	6.9	9.0	9
Waste heat recovery generator	0.4	0.3	2	—	—	—
Unit upgrades	0.7	0.6	3	—	—	—
Total from Microturbine Products	$28.2	29.2	272	$22.7	25.5	218
Accessories, Parts and Service	6.7	—	—	6.5	—	—
Total	$34.9	29.2	272	$29.2	25.5	218

Sales to BPC and Pumps and Service accounted for 21% and 10% of revenue for the six months ended September 30, 2010, respectively. Sales to BPC and Aquatec accounted for 23% and 16% of revenue for the six months ended September 30, 2009, respectively.

Gross Loss. The gross loss was $0.4 million, or 1% of revenue, for the six months ended September 30, 2010 compared to $5.8 million, or 20% of revenue, for the six months ended September 30, 2009. The improvement of gross loss of $5.4 million was the result of $4.8 million related to a change in product mix, which includes the TA100. In addition, we sold more microturbine products during the six months ended September 30, 2010. The C200 and C1000 series systems had a higher margin than in the same period last year, when these products had low introductory pricing and higher than planned product cost. The $5.4 million improvement in gross loss also reflected a $1.1 million decrease in inventory charges offset by an increase in warranty expense of $0.5 million.

Inventory charges decreased $1.1 million during the six months ended September 30, 2010 compared to the six months ended September 30, 2009 as the Company reduced its charges related to scrap and yield issues in the manufacturing process of the C200 and C1000 Series products from the prior year.

The increase in warranty expense of $0.5 million consisted of a $0.8 million increase in warranty programs compared to the prior year period because of a higher benefit recorded in the prior year period. The benefit resulted from warranty program reductions for units subsequently covered by factory protection plans and our expectation that units will operate beyond the estimated warranty failure period. There was no such benefit during the six months ended September 30, 2010. The increase in warranty programs above was offset by a $0.3 million decrease in per-unit warranty accrual.

Management has taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development Expenses. R&D expenses for the six months ended September 30, 2010 increased $0.6 million, or 20%, to $3.6 million from $3.0 million for the six months ended September 30, 2009. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants and UTCP funding. There were approximately $0.4 million of such benefits for the six months ended September 30, 2010 and $1.3 million of such benefits for the six months ended September 30, 2009. There were no in—kind services performed under the cost—sharing programs during the six months ended September 30, 2010 or 2009. The overall increase in R&D expenses of $0.6 million resulted from reduced benefits of $0.9 million from cost—sharing programs, offset by decreased spending for consulting fees of $0.2 million and supplies of $0.1 million. The UTCP cost-sharing program concluded in June 2009. Cost-sharing programs vary from period to period depending on the phases of the programs. Management expects R&D costs in Fiscal 2011 to be slightly lower than in Fiscal 2010.

Selling, General, and Administrative Expenses. We had SG&A expenses of approximately $13.1 million for each of the six months ended September 30, 2010 and 2009. During the six months ended September 30, 2010, consulting expense decreased $0.7 million, while facility expense increased $0.4 million and travel related expense increased $0.3 million. Management expects SG&A costs in Fiscal 2011 to be slightly lower than in Fiscal 2010.

Interest Income. Interest income decreased $6,000, or 75%, to $2,000 for the six months ended September 30, 2010 from $8,000 for the six months ended September 30, 2009. The decrease in interest income was attributable to a general decline in market interest rates that resulted in lower yields earned on our cash and cash equivalents in comparison to interest income in the same period last year. Management expects interest income in Fiscal 2011 to be lower than in Fiscal 2010 as we continue to use cash to support our operations.

Interest Expense. Interest expense increased $0.2 million, or 67%, to $0.5 million for the six months ended September 30, 2010 from $0.3 million for the six months ended September 30, 2009. The increased interest expense resulted from higher average balances outstanding under the revolving Credit Facility. As of September 30, 2010, we had total debt of $7.4 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was a benefit of $16.2 million for the six months ended September 30, 2010. The change in fair value of the warrant liability was a charge of $24.8 million for the six months ended September 30, 2009. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model and the quoted price of the Company’s common stock in an active market. This revaluation has no impact on the Company’s cash balances.

Income Taxes. We had income tax expense of approximately $0.2 million for each of the six months ended September 30, 2010 and 2009. Income tax expense was related to service activity in Mexico that exceeded certain thresholds.

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

Our cash and cash equivalent balances decreased $27.0 million during the six months ended September 30, 2010, compared to an increase of $4.5 million during the six months ended September 30, 2009. The cash was used in:

Operating Activities.  During the six months ended September 30, 2010, we used $21.2 million in cash in our operating activities, which consisted of a net loss for the period of $1.5 million, non-cash adjustments (primarily change in fair value of warrant liability, employee stock-based compensation, depreciation and amortization, warranty and inventory charges) of $11.8 million and cash used for working capital of $7.9 million. During the six months ended September 30, 2009, operating cash usage was $16.9 million, which consisted of a net loss for the period of $47.1 million offset by non-cash adjustments of $29.6 million and cash from working capital of $0.6 million.

The net decrease in the change between the six months ended September 30, 2010 and the six months ended September 30, 2009 in working capital of $8.5 million, was primarily attributable to the change in accounts receivable which decreased by $1.9 million because of the timing of collections and higher sales occurring at the end of the period. Additionally, the change in working capital was attributable to the change in inventory which had decreased $2.4 million because of higher inventory levels in the six months ended September 30, 2009 and the change in net accounts payable and accrued expenses decreased $3.6 million because of higher purchases of inventory in the six months ended September 30, 2009. Company initiatives to reduce inventory resulted in a reduction in inventory levels for the six months ended September 30, 2009 compared to the six months ended September 30, 2010. Additionally, the change in working capital was attributable to the change in prepaid expenses and other current assets which decreased $1.4 million. Additionally, the change in working capital cash usage is attributable to a $0.8 million increased in the change of other current liabilities because of the completion of certain UTCP Development Agreement milestones during the first quarter of Fiscal 2010.

Investing Activities.  Net cash used in investing activities of $5.6 million during the six months ended September 30, 2010 relates primarily to restricted cash of $5.0 million. As a condition of the amended Agreements with Wells Fargo, we have restricted $5.0 million of cash as additional security for the Credit Facility. In addition, we used $0.6 million for the acquisition of fixed assets during the six months ended September 30, 2010. We used $1.1 million for the acquisition of fixed assets during the first quarter of Fiscal 2010.

Financing Activities.  During the six months ended September 30, 2010, we used $0.2 million in financing activities compared to cash generated during the six months ended September 30, 2009 of $22.4 million. The funds used in financing activities during the six months ended September 30, 2010 were primarily used to repay credit facility obligations to Wells Fargo. Net repayments of credit facility obligations were $0.1 million during the six months ended September 30, 2010 compared with net borrowing of $4.2 million during the six months ended September 30, 2009.

The funds generated from financing activities during the six months ended September 30, 2009 were primarily the result of warrant exercises, sale of warrants and a registered offering of our common stock and warrants, which were completed effective September 17, 2009 and May 7, 2009, respectively. The exercise of warrants and sale of warrants in September 2009 resulted in gross proceeds of approximately $6.5 million and $0.4 million, respectively. The offering of our common stock and warrants in May 2009 resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in a slight amount of cash generated during the six months ended September 30, 2010, compared with $0.1 million of cash during the six months ended September 30, 2009. During the six months ended September 30, 2010 and 2009, we generated additional financing from the Credit Facility (defined below) by drawing down our line of credit when funds were available.

We maintain two Credit and Security Agreements (the “Agreements”) with Wells Fargo. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. As of September 30, 2010, the Company had a standby letter of credit for one of its customers in the amount of $0.5 million. This letter of credit limits the amount the Company can borrow on its Credit Facility with Wells Fargo. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner. As of September 30, 2010 and March 31, 2010, $7.4 million and $7.6 million in borrowings were outstanding, respectively, under the Credit Facility.

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

As of March 31, 2010, we determined that we were not in compliance with the financial covenant in the Agreements regarding our net income. On May 11, 2010, we received a notice of default from Wells Fargo related to our noncompliance. As a result, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. On June 11, 2010, we received from Wells Fargo a waiver of our noncompliance with the financial covenant as of March 31, 2010 and amended the Agreements to set the covenants for Fiscal 2011. As a condition of the amended Agreements, we had restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility. We are in discussions with Wells Fargo pertaining to the release of the restricted cash and expect that Wells Fargo will release one-half of the restricted cash in the quarter ending December 31, 2010 with the remainder to be released in equal parts upon confirming covenant compliance after each of the next two quarters. If we had not obtained the waiver and amended the Agreements, we would not be able to draw additional funds under the Credit Facility. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral under the Agreements, which would be subject to seizure by Wells Fargo if we were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. As of September 30, 2010, we were in compliance with the covenants contained in the amended Agreements and based on our current forecasts we believe we will maintain compliance with the covenants through the end of Fiscal 2011.

On June 29, 2010, the Company entered into a Fourth Amendment to the Agreements (the “Fourth Amendment”) with Wells Fargo. The Fourth Amendment amended the financial covenant related to capital expenditures by adding a limitation on expenditures for Fiscal 2011. Under the terms of the Fourth Amendment, the Company may not incur or contract to incur capital expenditures of more than (i) $4.5 million in the aggregate during Fiscal 2011, and (ii) zero for each subsequent year until the Company and Wells Fargo agree on limits on capital expenditures for subsequent periods based on the Company’s projections for such periods.

Except for scheduled payments made on operating leases during the first quarter of Fiscal 2011, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2010.

Although we have made progress on direct material cost reduction efforts, we were behind schedule in reducing costs at the end of the second quarter of Fiscal 2011. In addition, our working capital requirements are higher than planned primarily because of slower collection of accounts receivable and lower than anticipated inventory turns. Further, we have not been able to fully achieve our planned number of product shipments partly as a result of a shortage in certain key supplies. If we are unable to improve our performance in the areas discussed above and successfully obtain a release of all or a portion of the restricted cash from Wells Fargo, we may need to raise additional funds in the near term. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. We have substantial accounts receivable as evidenced by days sales outstanding, or DSO, of 93 days as of September 30, 2010.  No assurances can be given that future bad debt expense will not increase above current operating levels.  Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the recession in economic activity.

Should we be unable to execute our plans or obtain additional financing, that might be needed if our cash needs change, we may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for our June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the “Tolling Agreements”). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. Our case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named officers and directors at this time. Notices of appeal of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, and management believes that the outcome of this litigation will not have a material adverse impact on the consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington(the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a

Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross- appeal. Simmonds’ reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters’ reply brief in support of their cross- appeals were filed on November 17, 2009. On October 5, 2010, the Ninth Circuit Court of Appeals heard oral arguments regarding this matter. A decision is not expected for at least six to 12 months. Management believes that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2010 except for the addition of two risk factors and an update to an existing risk factor as set forth below:

If we continue to fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On August 23, 2010, we received a notice from the Nasdaq Listing Qualifications Department stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until February 22, 2011, to regain compliance with the minimum bid price requirement.  In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days, at which time Nasdaq would provide written confirmation of our compliance. In the event we do not meet the minimum bid price requirement during the initial 180-day grace period, we may be eligible for an additional 180-day grace period under the Nasdaq listing rules if we meet the listing standards for The Nasdaq Capital Market. We may need to implement a reverse stock split to regain compliance with the Nasdaq listing rules.

If we continue to fail to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of your investment.

We have substantial accounts receivable, and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.

We have substantial accounts receivable as evidenced by days sales outstanding, or DSO, of 93 days as of September 30, 2010.  No assurances can be given that future bad debt expense will not increase above current operating levels.  Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

We may not be able to produce our products on a timely basis because of delays in production resulting from issues with our suppliers or the failure to correctly anticipate product supply requirements.

Some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers, or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventories based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Additionally, if we fail to correctly anticipate our internal supply requirements, an undersupply of parts could limit our production capacity. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply of components or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation. We also outsource certain of our components internationally and expect to increase international outsourcing of components. As a result of outsourcing internationally, we may be subject to delays in delivery because of regulations associated with the import/export process, delays in transportation or regional instability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The issuance of equity securities to CPS on July 30, 2010 is described in a Current Report on Form 8-K, that was filed with the Securities and Exchange Commission on August 4, 2010.

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
Date: November 9, 2010

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