Form 10-Q
period 2010-12-31
CAPSTONE TURBINE Corp
filed 2011-02-07
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 245,983,836.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	December 31,	March 31,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$27,470	$47,270
Accounts receivable, net of allowance for doubtful accounts of $281 at December 31, 2010 and $121 at March 31, 2010	22,638	18,464
Inventories	15,245	19,645
Prepaid expenses and other current assets	3,037	1,335
Total current assets	68,390	86,714
Property, plant and equipment, net	6,641	8,247
Non-current portion of inventories	3,158	3,588
Intangible assets, net	3,893	4,643
Restricted cash	2,500	—
Other assets	178	254
Total	$84,760	$103,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$17,303	$15,338
Accrued salaries and wages	1,940	1,741
Accrued warranty reserve	864	1,036
Deferred revenue	1,882	923
Revolving credit facility	8,283	7,571
Current portion of notes payable and capital lease obligations	504	161
Warrant liability	11,816	26,803
Other current liabilities	—	3,026
Total current liabilities	42,592	56,599
Long-term portion of notes payable and capital lease obligations	34	141
Other long-term liabilities	294	274
Commitments and contingencies (Note 14)	—	—
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 246,932,972 shares issued and 245,983,836 shares outstanding at December 31, 2010; 243,015,511 shares issued and 242,119,402 shares outstanding at March 31, 2010	247	243
Additional paid-in capital	726,496	721,408
Accumulated deficit	(683,809)	(674,178)
Treasury stock, at cost; 949,136 shares at December 31, 2010 and 896,109 shares at March 31, 2010	(1,094)	(1,041)
Total stockholders’ equity	41,840	46,432
Total	$84,760	$103,446

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue	$24,159	$15,986	$59,133	$45,233
Cost of goods sold	23,233	16,204	58,600	51,286
Gross margin (loss)	926	(218)	533	(6,053)
Operating expenses:
Research and development	1,424	1,965	4,986	4,997
Selling, general and administrative	5,959	7,433	19,006	20,496
Total operating expenses	7,383	9,398	23,992	25,493
Loss from operations	(6,457)	(9,616)	(23,459)	(31,546)
Other income	—	—	4	—
Interest income	1	—	3	8
Interest expense	(219)	(181)	(725)	(456)
Change in fair value of warrant liability	(1,194)	2,257	14,987	(22,498)
Loss before income taxes	(7,869)	(7,540)	(9,190)	(54,492)
Provision for income taxes	229	(370)	441	(182)
Net loss	$(8,098)	$(7,170)	$(9,631)	$(54,310)

Net loss per common share — basic and diluted	$(0.03)	$(0.04)	$(0.04)	$(0.29)

Weighted average shares used to calculate basic and diluted net loss per common share	245,780	196,405	244,517	190,453

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(9,631)	$(54,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,831	2,351
Amortization of deferred financing costs	145	62
Interest expense on second funding liability	55	—
Provision for allowance for doubtful accounts	(174)	84
Inventory write-down	258	818
Provision for warranty expenses	1,313	585
Loss on disposal of equipment	21	1
Stock-based compensation	1,965	3,977
Change in fair value of warrant liability	(14,987)	22,498
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	(3,090)
Inventories	4,947	4,709
Prepaid expenses and other assets	(1,327)	(212)
Accounts payable and accrued expenses	1,992	1,355
Accrued salaries and wages and long term liabilities	219	(234)
Accrued warranty reserve	(1,485)	(1,714)
Deferred revenue	959	(189)
Other current liabilities	—	(815)
Net cash used in operating activities	(16,899)	(24,124)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(899)	(1,604)
Increase in restricted cash	(2,500)	—
Net cash used in investing activities	(3,399)	(1,604)
Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	712	3,767
Payment of deferred financing costs	—	(81)
Repayment of notes payable and capital lease obligations	(207)	(43)
Net proceeds from employee stock-based transactions	(7)	135
Net proceeds from issuance of common stock and warrants	—	11,611
Proceeds from exercise of common stock warrants	—	6,503
Net cash provided by financing activities	498	21,892
Net (decrease) in Cash and Cash Equivalents	(19,800)	(3,836)
Cash and Cash Equivalents, Beginning of Period	47,270	19,519
Cash and Cash Equivalents, End of Period	$27,470	$15,683
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$504	$373
Income taxes	$—	$2
Cash received during the period for income tax refund	$—	$381

Supplemental Disclosures of Non-Cash Information:
Included in accounts payable at December 31, 2010 and 2009, is $63 and $107 of fixed asset purchases, respectively.

During the nine months ended December 31, 2010, the Company issued 3,131,313 shares of common stock to Calnetix Power Solutions, Inc. to satisfy the amount due of $3.1 million in connection with the acquisition of the Calnetix microturbine generator line. See Note 16—Acquisition, for a description of tangible and intangible assets acquired and other details of the acquisition.

During the nine months ended December 31, 2010, the Company incurred $443 of insurance contracts financed by notes payable.

During the nine months ended December 31, 2009, the Company incurred $224 of capital expenditures that were funded by capital lease borrowings.

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

The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient gross margin to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings.

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, the Company had $84.7 million, or 569 units, in backlog, all of which was current and expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. Although the Company has made progress on direct material cost reduction efforts, the Company was behind schedule in reducing costs at the end of the third quarter of Fiscal 2011. In addition, the Company’s working capital requirements are higher than planned primarily because of slower collection of accounts receivable and lower than anticipated inventory turns. Further, the Company has not been able to fully achieve its planned number of product shipments partly as a result of shortages from certain suppliers. If the Company is unable to improve its performance in the areas discussed above and successfully obtain a release of the remaining portion of its restricted cash from Wells Fargo as further described under “Liquidity and Capital Resources” in this Form 10-Q, the Company may need to raise additional funds in the near term. The Company could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that might be needed if the Company’s cash needs change, the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at December 31, 2010.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Banking Production Centre (“BPC”), one of the Company’s Russian distributors, and Pumps and Service Company (“Pumps and Service”), one of the Company’s domestic distributors, accounted for 24% and 16% of revenue for the three months ended December 31, 2010, respectively. Sales to Aquatec-Maxcon Pty Ltd. (“Aquatec”), our Australian distributor, Pumps and Service and Comercial Supernova SA, the Company’s Colombian distributor, accounted for 17%, 10% and 10% of revenue for the three months ended December 31, 2009, respectively.

BPC and Pumps and Service accounted for 22% and 13% of revenue, respectively, for the nine months ended December 31, 2010. For the nine months ended December 31, 2009, Aquatec and BPC accounted for 16% and 15% of revenue, respectively.

Additionally, BPC and Greenvironment plc, the Company’s Finnish distributor, accounted for 22% and 12% of net accounts receivable, respectively, as of December 31, 2010. BPC and Greenvironment plc accounted for 20% and 16% of net accounts receivable, respectively, as of March 31, 2010.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	December 31, 2010	March 31, 2010
	(In thousands)
Raw materials	$16,692	$19,772
Work in process	359	583
Finished goods	1,352	2,878
Total	18,403	23,233
Less non-current portion	3,158	3,588
Current portion	$15,245	$19,645

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2010	March 31, 2010
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$22,347	$22,543
Leasehold improvements	9,663	9,654
Molds and tooling	5,028	4,930
	37,038	37,127
Less accumulated depreciation and amortization	(30,397)	(28,880)
Total property, plant and equipment, net	$6,641	$8,247

During the nine months ended December 31, 2010, the Company sold ten of its microturbine rental units for approximately $430,000. The net book value of the rental equipment related to this sale was approximately $365,000. The Company recognized this sale as revenue and the cost of the units as cost of goods sold.

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

		At
	Weighted	December 31, 2010			March 31, 2010
	Average	Gross			Gross
	Amortization period	carrying amount	Accumulated amortization	Net	carrying amount	Accumulated amortization	Net

Manufacturing license	17 years	$3,700	$(3,375)	$325	$3,700	$(3,338)	$362
Technology	10 years	2,240	(206)	2,034	2,240	(37)	2,203
Parts and service customer relationships	5 years	1,080	(178)	902	1,080	(26)	1,054
TA100 customer relationships	2 years	617	(283)	334	617	(51)	566
Backlog	1.2 years	490	(207)	283	490	(91)	399
Trade name	1.2 years	69	(54)	15	69	(10)	59
Total		$8,196	$(4,303)	$3,893	$8,196	$(3,553)	$4,643

The Company recorded amortization expense of $0.2 million and $0.7 million for the three and nine months ended December 31, 2010, respectively. The Company recorded amortization expense of $12,400 and $37,000 for the three and nine months ended December 31, 2009, respectively.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from the supplier. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $16,700 and $13,600 were earned by the supplier for the three months ended December 31, 2010 and 2009, respectively. Royalties of approximately $45,100 and $39,800 were earned by the supplier for the nine months ended December 31, 2010 and 2009, respectively. Earned royalties of approximately $16,700 and $44,600 were unpaid as of December 31, 2010 and March 31, 2010, respectively, and are included in accrued expenses in the accompanying balance sheets.

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

8.  Stock-Based Compensation

As of December 31, 2010, the Company had outstanding 3,700,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”). These stock options were granted prior to Fiscal 2008 with exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new officers and employees of the Company. Included in the 3,700,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s Senior Vice President of Customer Service and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Additionally, the Company had outstanding 87,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued prior to Fiscal 2008 as inducement grants to new officers of the Company. The 87,500 units consisted of 50,000 units granted to the Company’s Executive Vice President of Sales and Marketing and 37,500 granted to the Company’s Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of two or four years. For restricted stock units with two year vesting, one-half of the units vests one year after the issuance date and the other half vests two years after the issuance date. For restricted stock units with four year vesting, one-fourth vests annually beginning one year after the issuance date.

During the three months ended December 31, 2009, the Company issued options to purchase 250,000 shares of common stock to consultants under the 2000 Plan. There were no shares of common stock issued to consultants during the three months ended December 31, 2010. Options and stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date using the Black-Scholes valuation method.

Valuation and Expense Information

For the three months ended December 31, 2010 and 2009, the Company recognized stock-based compensation expense of $0.6 million and $2.1 million, respectively. For the nine months ended December 31, 2010 and 2009, the Company recognized stock-based compensation expense of $2.0 million and $4.0 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Cost of goods sold	$40	$14	$209	$225
Research and development	48	216	111	532
Selling, general and administrative	544	1,880	1,645	3,220
Stock-based compensation expense	$632	$2,110	$1,965	$3,977

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Risk-free interest rates	—%	3.4%	3.1%	2.3%
Expected lives (in years)	—	10	5	6.2
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	100%	97.9%	90.5%

The Company’s computation of expected volatility for the three and nine months ended December 31, 2010 and 2009 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three and nine months ended December 31, 2010 and 2009 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2010	9,183,577	$1.61
Granted	1,086,600	1.02
Exercised	(5,000)	0.99
Forfeited, cancelled or expired	(73,478)	6.85
Options outstanding at December 31, 2010	10,191,699	$1.51	6.7	$333,000

Options fully vested at December 31, 2010 and those expected to vest beyond December 31, 2010	9,921,181	$1.52	6.6	$324,349

Options exercisable at December 31, 2010	7,768,327	$1.67	6.1	$203,484

There were no options granted during the three months ended December 31, 2010. The weighted average per share grant date fair value of options granted during the three months ended December 31, 2009 was $1.14. The weighted average per share grant date fair value of options granted during the nine months ended December 31, 2010 and 2009 was $1.02 and $0.92, respectively. There were no options exercised during the three months ended December 31, 2010 and 2009. The total intrinsic value of options exercised during the nine months ended December 31, 2010 and 2009 was approximately $1,150 and $0.1 million, respectively. As of December 31, 2010, there was approximately $1.2 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.5 years.

During the nine months ended December 31, 2010 and 2009, the Company issued a total of 92,528 and 36,878 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant, and the weighted average grant date fair value for the shares issued during the nine months ended December 31, 2010 and 2009 was $0.83 and $1.11, respectively.

A summary of restricted stock unit activity for the nine months ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2010	1,734,504	$0.91
Granted	630,720	1.03
Vested and issued	(663,003)	1.00
Forfeited	(98,252)	1.32
Unvested restricted stock units outstanding at December 31, 2010	1,603,969	$0.96
Restricted stock units expected to vest beyond December 31, 2010	1,387,257	$0.96

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the three months ended December 31, 2010 and 2009 was approximately $25,000 and $0.7 million, respectively. The total fair value of restricted stock units vested and issued by the Company during the nine months ended December 31, 2010 and 2009 was approximately $0.7 million and $0.9 million, respectively. The Company recorded expense of approximately $0.3 million and $0.2 million associated with its restricted stock awards and units during the three months ended December 31, 2010 and 2009, respectively. The Company recorded expense of approximately $0.8 million and $0.7 million associated with its restricted stock awards and units during the nine months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was approximately $1.0 million of total compensation cost related to nonvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.2 years.

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

Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders (the “Holders”) of warrants to purchase an aggregate of 7.2 million shares of the Company’s common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the “Initial Warrants”). These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of common stock (the “New Warrants”) in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. The modification of these warrants resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the New Warrants acquired by the Holders was $0.0625 per share of common stock, and the exercise price of the New Warrants was $1.42 per share. The New Warrants are exercisable through May 7, 2016 and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $0.4 million and the Company recorded a $6.4 million warrant liability, which represented the fair value of the New Warrants on the date of issuance. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million. The February 2010 transaction triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the exercise price of each warrant previously outstanding was adjusted. Following such adjustments, warrants issued in September 2009 and still outstanding as of December 31, 2010 represented warrants to purchase 5.8 million shares at an exercise price of $1.34 per share.

Effective May 7, 2009, the Company completed a registered direct placement in which it sold 14.4 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The seven-year warrants were immediately exercisable and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million. Warrants to purchase 3.6 million shares at an exercise price of $0.95 per share issued in May 2009 were outstanding as of December 31, 2010.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. The February 2010, September 2009 and May 2009 transactions triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. The issuance of stock to CPS on the Second Funding Date (as hereinafter defined) also triggered certain anti-dilution provisions in the warrants outstanding. See Note 16—Acquisition, for discussion of the CPS transaction. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of December 31, 2010 represented warrants to purchase 7.7 million shares at an exercise price of $1.60 per share. As of December 31, 2010, none of these warrants had been exercised.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. During Fiscal 2009, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. The February 2010 and May 2009 transactions triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, the warrants issued in January 2007 and still outstanding as of December 31, 2010 represented warrants to purchase 17.0 million shares at an exercise price of $1.17 per share.

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

The Company recorded a total charge of $1.2 million and a benefit of $2.3 million for the change in the fair value of the warrant liability during the three months ended December 31, 2010 and 2009, respectively. The Company recorded a total benefit of $15.0 million and a charge of $22.5 million for the change in the fair value of the warrant liability during the nine months ended December 31, 2010 and 2009, respectively.

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the Black-Scholes model and the following assumptions:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Risk-free interest rates range	1.8% to 9.4%	2.1% to 8.9%
Contractual term (in years)	1.3 years to 5.9 years	1.1 years to 5.4 years
Expected volatility range	53.4% to 93.3%	53.4% to 93.1%

From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

The table below presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value (in thousands):

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,739	$12,739	$—	$—
Restricted cash	$2,500	$2,500	$—	$—
Warrant liability	$(11,816)	$—	$(11,816)	$—

Cash equivalents include cash held in money market and U.S. treasury funds at December 31, 2010.

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements (the “Agreements”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. As of December 31, 2010, the Company had a standby letter of credit for one of its vendors in the amount of $0.5 million. This letter of credit limits the amount the Company can borrow on its Credit Facility with Wells Fargo. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner.

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

As of March 31, 2010, the Company determined that it was not in compliance with the financial covenant in the Agreements regarding the Company’s net income. On May 11, 2010, the Company received a notice of default from Wells Fargo related to the Company’s noncompliance. As a result, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. On June 11, 2010, the Company received from Wells Fargo a waiver of the Company’s noncompliance with the financial covenant as of March 31, 2010 and the Company amended the Agreements to set the covenants for Fiscal 2011. As a condition of the amended Agreements, Wells Fargo restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility. As of December 31, 2010, the Company was in compliance with the covenants contained in the amended Agreements. The Credit Facility includes financial covenants through March 31, 2011, at which time the covenants for subsequent periods will be negotiated.  It is possible that the Company will be unable to meet the financial covenants at March 31, 2011.  If a covenant violation were to occur, the Company would expect to be able to negotiate a waiver of compliance from Wells Fargo.  If the Company were unable to obtain such a waiver, Wells Fargo has the option to terminate the Agreements or accelerate the indebtedness.

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

On November 9, 2010, the Company entered into a Fifth Amendment to the Agreements (the “Fifth Amendment”) with Wells Fargo. The Fifth Amendment provides for the release by Wells Fargo of the $5.0 million in cash restricted since June 2010 upon the Company’s satisfaction of certain conditions. During the three months ended December 31, 2010, Wells Fargo released $2.5 million. The Company expects Wells Fargo to release the second tranche of $1.2 million and the last tranche consisting of the remaining $1.3 million of cash in the following two quarters if the Company remains in compliance with the financial covenants in the Agreements.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating interest rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. The Company’s borrowing rate at December 31, 2010 and March 31, 2010 was 7.5% and 10.5%, respectively.

The Company has incurred $0.2 million in origination fees. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of December 31, 2010 and March 31, 2010, $8.3 million and $7.6 million in borrowings were outstanding, respectively, under the Credit Facility. The Company did not have material remaining borrowing capacity under the Credit Facility as of December 31, 2010. Interest expense related to the Credit Facility during each of the three months ended December 31, 2010 and 2009 was $0.2 million, which includes $48,000 and $22,000 in amortization of deferred financing costs, respectively. Interest expense related to the Credit Facility during the nine months ended December 31, 2010 was $0.6 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2009 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs.

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

Changes in accrued warranty reserve during the nine months ended December 31, 2010 are as follows (in thousands):

Balance, March 31, 2010	$1,036
Increase in warranty provision	1,313
Deductions for warranty claims	(1,485)
Balance, December 31, 2010	$864

13.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”), a division of United Technologies Corporation. The Development Agreement engaged UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“C200”) microturbine. Pursuant to the terms of the Development Agreement, UTCP contributed $12.0 million in cash and approximately $800,000 of in-kind services toward the Company’s efforts to develop the C200. In return, the Company agreed to pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment had been recovered and, thereafter, the royalty would be reduced to 5% of the sales price. In August 2009, the Development Agreement was assigned by UTCP to Carrier Corporation (“Carrier”).

The Company recorded the benefits from this Development Agreement as a reduction of research and development (“R&D”) expenses. During the nine months ended December 31, 2009, the Company recognized approximately $1.3 million of such benefits and received a total of $0.5 million of in-kind services. In-kind services performed by Carrier under the cost-sharing program were recorded as consulting expense within R&D expenses. Funding in excess of expenses incurred was recorded in Other Current Liabilities. The program concluded in June 2009 and, therefore, there was no funding in excess of expenses recorded in Other Current Liabilities as of December 31, 2010 and March 31, 2010. The reduction of R&D expenses was recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables.

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier. The amendment amends the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. Carrier earned $0.5 million and $0.4 million in royalties for C200 and C1000 Series system sales during the three months ended December 31, 2010 and 2009, respectively. Carrier earned $1.4 million and $1.0 million in royalties for C200 and C1000 Series system sales during the nine months ended December 31, 2010 and 2009, respectively. Earned royalties of $2.1 million and $0.2 million were unpaid as of December 31, 2010 and March 31, 2010, respectively and are included in accrued expenses in the accompanying balance sheet.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2016. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.3 million as of December 31, 2010 and March 31, 2010. Rent expense was approximately $0.6 million during each of the three months ended December 31, 2010 and 2009. Rent expense was approximately $1.9 million and $1.7 million during the nine months ended December 31, 2010 and 2009, respectively.

Purchase Commitments

As of December 31, 2010, the Company had firm commitments to purchase inventories of approximately $14.9 million. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

CPS will continue to manufacture the TA100 microturbines for Capstone through March 31, 2011. The Company has agreed to purchase for cash any TA100 microturbine inventory remaining after March 31, 2011 that has not been consumed as part of the TA100 manufacturing process and is not considered excess or obsolete and will obtain title to certain TA100 manufacturing equipment.

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to last 24 months and cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $0.1 million through December 31, 2010.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to last 24 months and cost approximately $3.8 million. The DOE will contribute $2.5 million toward the project, and the Company will incur approximately $1.3 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $0.9 million through December 31, 2010.

Agreements the Company has with some of its distributors require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, the Company is then required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held by distributors. As of December 31, 2010 and March 31, 2010, no significant inventories were held by distributors.

Legal Matters

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the “Tolling Agreements”). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The Company’s case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named officers and directors at this time. Appeals of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain. Management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the Company’s secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the

Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds’ reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters’ reply brief in support of their cross-appeals were filed on November 17, 2009. On October 5, 2010, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) heard oral arguments regarding this matter. On December 2, 2010, the Ninth Circuit affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ initial public offerings, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc.  Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.  It further ordered that no further petitions for rehearing may be filed. On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court.  On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested that the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. Management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

15.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended December 31, 2010 which would make these instruments anti-dilutive. As of December 31, 2010 and 2009, the number of antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 11.8 million and 11.2 million, respectively. As of December 31, 2010 and 2009, the number of warrants excluded from diluted net loss per common share computations was approximately 34.1 million and 33.1 million, respectively.

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

The Company determined that the CPS transaction constitutes a business combination in accordance with ASC 805, “Business Combinations.” The purchase price was allocated to the tangible and intangible assets acquired based on their estimated fair values on the acquisition date. The Company incurred $0.1 million of costs during the fourth quarter of Fiscal 2010 related to the acquisition of the MPL. These costs are recorded in selling, general and administrative expenses in the accompanying statement of operations. In October 2010, General Electric Company purchased certain assets of CPS, including the 125 kW waste heat recovery generator systems product line.

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

The financial activity of the MPL acquisition is included in the Company’s Statements of Operations for the nine months ended December 31, 2010. Total revenue generated from the MPL during the nine months ended December 31, 2010 was $4.0 million. The following pro forma financial information for the nine months ended December 31, 2009 presents the results as if the MPL acquisition had occurred at the beginning of the year (in thousands):

Nine Months Ended December 31, 2009
Revenue	$48,173
Net Loss	(56,386)

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

Original Equipment Manufacturer (“OEM”) Agreement

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

We believe we were the first company to offer a commercially available power source using microturbine technology. We offer microturbines from 30 kilowatts (“kW”) up to 1 megawatt in electric power output, designed for commercial, industrial, and utility users. Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store. The 60 kW and 65 kW (“C60 Series”) microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization (“ISO”) sized container, Capstone has created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 1000 kW (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C60 Series and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our C60 Series was certified by the California Air Resources Board (“CARB”) to meet its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications. In March 2009, our C30 liquid fueled (LF) microturbine engine successfully demonstrated ultra-low emissions by complying with the Environmental Protection Agency and CARB 2010 emissions requirements which required a reduction of NOx by more than 80%. In December 2010, our C30 compressed natural gas (CNG) microturbine engine was also certified to comply with CARB 2010 requirements for on-road heavy duty diesel engines for urban buses.

On February 1, 2010, we entered into an Asset Purchase Agreement with Calnetix Power Solutions, Inc. (“CPS”). We acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the CPS 100 kW (“TA100”) microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements. Pursuant to the transaction, on February 1, 2010, we issued to CPS 1,550,387 shares of common stock of the Company and agreed to pay additional consideration of $3.1 million on July 30, 2010.  On July 30, 2010, we issued to CPS 3,131,313 shares of common stock of the Company in lieu of cash consideration. CPS will continue to manufacture the TA100 microturbines for Capstone through March 31, 2011. We have agreed to purchase for cash any remaining TA100 microturbine inventory remaining after March 31, 2011 that has not been consumed as part of the TA100 manufacturing process and is not considered excess or obsolete, and we will obtain title to certain TA100 manufacturing equipment. On the closing date of February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements during a three-year period, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. We must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators. In October 2010, General Electric Company purchased certain assets of CPS, including the 125 kW waste heat recovery generator systems product and assumed the OEM Agreement.

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

During the three months ended December 31, 2010, we booked total orders of $20.0 million for 73 units, or 21.2 megawatts, compared to $31.2 million for 256 units, or 34.3 megawatts, during the three months ended December 31, 2009. During the three months ended December 31, 2010, we shipped 171 units with an aggregate of 20.0 megawatts, generating revenue of $18.8 million compared to 122 units with an aggregate of 12.2 megawatts, generating revenue of $12.4 million during the three months ended December 31, 2009. Total backlog as of December 31, 2010 increased $6.6 million, or 8%, to $84.7 million from $78.1 million as of December 31, 2009. As of December 31, 2010, we had 569 units, or 94.6 megawatts, in total backlog compared to 736 units, or 89.0 megawatts, as of December 31, 2009. As of December 31, 2010, all of the backlog was current and expected to be shipped within the next twelve months compared to 611 units, or 85.2 megawatts, valued at $74.0 million that was current and expected to be shipped within the next twelve months as of December 31, 2009. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. During the three months ended June 30, 2010, we booked our first order for 14 waste heat recovery generators, of which 12 waste heat recovery generators are reflected in the ending backlog as of December 31, 2010. Our actual product shipments during the three months ended December 31, 2010 were: 38.1% for use in CHP applications, 1.6% for use in CCHP applications, 10.7% for use in resource recovery applications and 49.6% for use in other applications (including hybrid electric vehicles and secure power).

The following table summarizes our backlog:

	As of December 31,
	2010		2009
	Megawatts	Units	Megawatts	Units
Current
C30	3.7	122	5.8	195
C60 Series	20.5	316	19.6	301
TA100	3.3	33	—	—
C200	4.0	20	13.2	66
C600	3.6	6	1.8	3
C800	8.0	10	4.8	6
C1000	50.0	50	40.0	40
Waste heat recovery generator	1.5	12	—	—
Total Current Backlog	94.6	569	85.2	611
Long-term
C30	—	—	3.8	125
Total Long-term Backlog	—	—	3.8	125

Total Backlog	94.6	569	89.0	736

2)              Sales and Distribution Channels— We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 36 distributors and Original Equipment Manufacturers (“OEMs”). Internationally, outside of North America, we currently have 60 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3)              Service— We serve our customers directly and through qualified distributors and ASCs, all of whom will perform their service work using technicians specifically trained by Capstone. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local ASCs to do so. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers (“ASPs”) and must be employed by an ASC in order to perform work pursuant to a Capstone FPP. The majority of our distributors are ASCs. FPPs are generally paid quarterly in advance. Our FPP backlog as of December 31, 2010 was $25.7 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2025.

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

5)              New Product Development— Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C60 Series, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. We are currently focusing efforts on a more efficient microturbine Combined Heat and Power (CHP) system. The first phase of the development program is expected to improve our existing C200 engine to increase power output and electrical efficiency, resulting in a system with a targeted power output of 250kW and projected electrical efficiency of 35%. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW.

In addition, we are developing and testing a fuel flexible microturbine system capable of operating on synthetic gas fuel mixtures containing varying amounts of hydrogen.

6)              Cost and Core Competencies— We are continuing to make progress towards achieving cost improvement goals through design and manufacturability changes, robotics, parts commonality, tier one suppliers and lower cost offshore suppliers. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress and plan to continue diversifying our suppliers internationally and within the United States. Management also expects to be able to continue leveraging our costs as product volumes increase.

Management believes that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions, our financial model indicates that we will achieve positive cash flow when we ship approximately 200 units in a quarter, dependent on an assumed product mix. Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding, if available.

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

•    Stock-based compensation expense;

•    Loss contingencies; and

•    Fair value of financial instruments.

Results of Operations

Three Months Ended December 31, 2010 and 2009

Revenue.  Revenue is reported net of allowances. Revenue for the three months ended December 31, 2010 increased $8.2 million, or 51%, to $24.2 million from $16.0 million for the three months ended December 31, 2009. The change in revenue for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 included a $5.2 million increase in revenue from the European market, a $4.5 million increase in revenue from the North American market and a $2.7 million increase in revenue from the Asian market, all primarily the result of our efforts to improve distribution channels. This overall increase in revenue was offset by a $2.7 million decrease in revenue from the Australian market, a $0.9 million decrease in revenue from the South American market and a $0.6 million decrease in revenue from the African market because of lower order volume in the regions.

Overall microturbine product shipments were 49 units (7.8 megawatts) higher during the three months ended December 31, 2010 compared to the three months ended December 31, 2009, totaling 171 units (20.0 megawatts) and 122 units (12.2 megawatts), respectively. Megawatts shipped and revenue during the three months ended December 31, 2010 increased as a result of higher sales volume of our C60 Series microturbine and the introduction of our new TA100.

Average revenue per unit increased for the three months ended December 31, 2010 to approximately $110,000 compared to approximately $103,000 for the three months ended December 31, 2009.

For the three months ended December 31, 2010, revenue for our accessories, parts and service increased $1.8 million, or 50%, to $5.4 million from $3.6 million for the three months ended December 31, 2009. The increase in revenue resulted from higher sales of microturbine parts and FPP contracts.

For the three months ended December 31, 2010, shortages in certain parts delayed our ability to ship products as scheduled. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. As a result of such issues, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2010			2009
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.8	0.6	20	$2.0	1.2	38
C60 Series	7.8	7.9	121	4.8	4.4	69
TA100	2.0	1.6	16	—	—	—
C200	0.6	0.6	3	1.6	1.8	9
C600	0.6	0.6	1	1.1	1.2	2
C800	1.2	1.6	2	1.4	1.6	2
C1000	5.6	7.0	7	1.5	2.0	2
Waste heat recovery generator	0.2	0.1	1	—	—	—
Unit upgrades	—	—	—	—	—	—
Total from Microturbine Products	$18.8	20.0	171	$12.4	12.2	122
Accessories, Parts and Service	5.4	—	—	3.6	—	—
Total	$24.2	20.0	171	$16.0	12.2	122

Sales to Banking Production Centre (“BPC”), one of our Russian distributors, and Pumps and Service Company (“Pumps and Service”), one of the Company’s domestic distributors, accounted for 24% and 16% of revenue for the three months ended December 31, 2010, respectively. Sales to Aquatec-Maxcon Pty Ltd. (“Aquatec”), our Australian distributor, Pumps and Service and Comercial Supernova SA, the Company’s Colombian distributor, accounted for 17%, 10% and 10% of revenue for the three months ended December 31, 2009, respectively.

Gross Margin (Loss). Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $0.9 million, or 4% of revenue, during the three months ended December 31, 2010 compared to a gross loss of $0.2 million, or 1% of revenue, during the three months ended December 31, 2009. The improvement in gross margin of $1.1 million was the result of $1.9 million related to a change in product mix, which includes higher sales of our C60 Series units, introduction of our new TA100 and higher parts and FPP sales during the three months ended December 31, 2010. In addition, the C200 and C1000 Series systems had better margins than in the same period last year, when these products had low introductory pricing and higher than planned product cost. The $1.9 million improvement in gross margin related to product mix was offset by higher inventory charges of $0.6 million and warranty expense of $0.2 million.

Inventory charges increased $0.6 million during the three months ended December 31, 2010 compared to the three months ended December 31, 2009 because of charges incurred in meeting obligations under FPP contracts.

Warranty expense is a combination of a per-unit warranty accrual recorded at the time revenue is recognized and changes, if any, in estimates for warranty programs. Warranty programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The net increase in warranty expense consisted of a benefit in the prior year period from the reduction of warranty programs of $0.4 million offset by an improvement of $0.2 million in per-unit warranty in the current year period. The benefit resulted from warranty program reductions for units subsequently covered by factory protection plans and our expectation that units will operate beyond the estimated warranty failure period.

Management has taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development (“R&D”) Expenses. R&D expenses include labor costs, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the three months ended December 31, 2010 decreased $0.6 million, or 30%, to $1.4 million from $2.0 million for the three months ended December 31, 2009. R&D expenses are reported net of benefits from cost—sharing programs, such as Department of

Energy (“DOE”) grants. There were approximately $0.3 million and $0.1 million of such benefits for the three months ended December 31, 2010 and 2009, respectively. The overall decrease in R&D expenses of $0.6 million resulted from decreased spending for consulting of $0.2 million and salary expense of $0.2 million, and an increase in benefits from cost sharing programs of $0.2 million. Cost—sharing programs vary from period to period depending on the phases of the programs. Management expects R&D expenses in Fiscal 2011 to be slightly lower than in Fiscal 2010.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses decreased $1.4 million, or 19%, to $6.0 million for the three months ended December 31, 2010 from $7.4 million for the three months ended December 31, 2009. The net decrease in SG&A expenses was comprised of a decrease of $1.1 million related to salary expense and $0.5 million in consulting, offset by an increase of $0.2 million in facilities expense. Management expects SG&A expenses in Fiscal 2011 to be slightly lower than in Fiscal 2010.

Interest Income. Interest income was $1,000 for the three months ended December 31, 2010. There was no interest income during the three months ended December 31, 2009. The increase during the period was attributable to higher average cash balances and more cash held in interest-bearing accounts. Management expects interest income in Fiscal 2011 to be lower than in Fiscal 2010 as we continue to use cash to support our operations.

Interest Expense. Interest expense for each of the three months ended December 31, 2010 and 2009 was approximately $0.2 million. Interest expense is primarily from the average balances outstanding under the revolving Credit Facility. As of December 31, 2010, we had total debt of $8.3 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was a charge of $1.2 million for the three months ended December 31, 2010. The change in fair value of the warrant liability was a benefit of $2.3 million for the three months ended December 31, 2009. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Black—Scholes valuation model and the quoted price of our common stock in an active market. When the quoted price of our stock increases from the prior period, a charge will be recorded. Conversely, when the quoted price of our stock decreases, a benefit will be recorded. This revaluation has no impact on our cash balances.

Income Taxes. Income tax expense for the three months ended December 31, 2010 increased $0.6 million, to $0.2 million from a tax benefit of $0.4 million for the three months ended December 31, 2009. The increase in income tax expense was related to an R&D tax credit of $0.4 million that was received during the three months ended December 31, 2009. Income tax expense is related to service activity in Mexico that exceeded certain thresholds.

Nine Months Ended December 31, 2010 and 2009

Revenue.  Revenue for the nine months ended December 31, 2010 increased $13.9 million, or 31%, to $59.1 million from $45.2 million for the same period last year. The change in revenue for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 included a $10.6 million increase in revenue from the European market, a $7.6 million increase in revenue from the North American market and a $3.3 million increase in revenue from the Asian market, all primarily the result of efforts to improve distribution channels. This overall increase in revenue was offset by a $4.3 million decrease in revenue from the Australian market, $2.9 million decrease in revenue from the South American market and a $0.4 million increase in revenue from the African market because of lower order volume in the regions.

Overall microturbine product shipments were 103 units (11.5 megawatts) higher during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009, totaling 443 units (49.2 megawatts) and 340 units (37.7 megawatts), respectively. Megawatts shipped and revenue during the nine months ended December 31, 2010 increased as a result of the introduction of our new TA100, higher sales volume of our C60 Series microturbine, the sale of ten microturbine rental units and further market adoption of our C200 and C1000 Series product lines.

Average revenue per unit increased for the nine months ended December 31, 2010 to approximately $106,000 compared to approximately $104,000 for the nine months ended December 31, 2009.

For the nine months ended December 31, 2010, revenue for our accessories, parts and service increased $1.9 million, or 20%, to $12.0 million from $10.1 million for the nine months ended December 31, 2009. The increase in revenue resulted from higher sales of microturbine parts and FPP contracts. For the nine months ended December 31, 2010, a shortage in certain key parts delayed our ability to ship products as scheduled. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our quarterly revenue and backlog.  As a result of such issues, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Nine Months Ended December 31,
	2010			2009
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$4.5	3.3	111	$5.1	3.6	117
C60 Series	16.7	16.6	254	12.3	12.1	186
TA100	4.0	3.1	31	—	—	—
C200	3.6	3.4	17	2.8	3.0	15
C600	2.2	2.4	4	2.1	2.4	4
C800	1.8	2.4	3	4.4	5.6	7
C1000	13.0	17.0	17	8.4	11.0	11
Waste heat recovery generator	0.6	0.4	3	—	—	—
Unit upgrades	0.7	0.6	3	—	—	—
Total from Microturbine Products	$47.1	49.2	443	$35.1	37.7	340
Accessories, Parts and Service	12.0	—	—	10.1	—	—
Total	$59.1	49.2	443	$45.2	37.7	340

BPC and Pumps and Service accounted for 22% and 13% of revenue, respectively, for the nine months ended December 31, 2010. For the nine months ended December 31, 2009, Aquatec and BPC accounted for 16% and 15% of revenue, respectively.

Gross Margin (Loss). The gross margin was $0.5 million, or 1% of revenue, for the nine months ended December 31, 2010 compared to a gross loss of $6.1 million, or 13% of revenue, for the nine months ended December 31, 2009. The improvement of gross margin of $6.6 million was the result of $6.7 million related to a change in product mix, which includes the TA100. In addition, we sold more microturbine products and higher parts and FPP sales during the nine months ended December 31, 2010. The C200 and C1000 series systems had better margin than in the same period last year, when these products had low introductory pricing and higher than planned product cost. The $6.7 million improvement in gross margin related to product mix also reflected a $0.6 million decrease in inventory charges offset by an increase in warranty expense of $0.7 million.

Inventory charges decreased $0.6 million during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 as we reduced the charges related to scrap and yield issues in the manufacturing process of the C200 and C1000 Series products from the prior year.

Warranty expense for the nine months ended December 31, 2009 reflects a benefit from warranty program reductions of $1.2 million. No such benefit was reflected in warranty expense for the nine months ended December 31, 2010. The benefit in the prior year period resulted from warranty program reductions for units subsequently covered by factory protection plans and our expectation that units will operate beyond the estimated warranty period. However, per-unit warranty expense improved $0.5 million during the nine months ended December 31, 2010 compared to the prior year period.  The net result is an increase of $0.7 million in warranty expense during the nine months ended December 31, 2010 compared to the prior year period.

Management has taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Research and Development Expenses. We had R&D expenses of approximately $5.0 million for each of the nine months ended December 31, 2010 and 2009. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants and UTCP funding. There were approximately $0.6 million of such benefits for the nine months ended December 31, 2010 and $1.4 million of such benefits for the nine months ended December 31, 2009. During the nine months ended December 31, 2010, benefits from cost—sharing programs were reduced $0.8 million, offset by decreased spending for consulting expense of $0.4 million, salary expense of $0.2 million and supplies of $0.2 million. The UTCP cost-sharing program concluded in June 2009. Cost-sharing programs vary from period to period depending on the phases of the programs. Management expects R&D costs in Fiscal 2011 to be slightly lower than in Fiscal 2010.

Selling, General, and Administrative Expenses. SG&A expenses decreased $1.5 million, or 7%, to $19.0 million for the nine months ended December 31, 2010 from $20.5 million for the nine months ended December 31, 2009. The net decrease in SG&A expenses was comprised of a decrease in consulting expense of $1.2 million and salary expense of $1.1 million, offset by an increase of $0.4 million in travel expense and $0.4 million in facilities expense.

Interest Income. Interest income decreased $5,000, or 63%, to $3,000 for the nine months ended December 31, 2010 from $8,000 for the nine months ended December 31, 2009. The decrease in interest income was attributable to a general decline in market interest rates that resulted in lower yields earned on our cash and cash equivalents in comparison to interest income in the same period last year. Management expects interest income in Fiscal 2011 to be lower than in Fiscal 2010 as we continue to use cash to support our operations.

Interest Expense. Interest expense increased $0.2 million, or 40%, to $0.7 million for the nine months ended December 31, 2010 from $0.5 million for the nine months ended December 31, 2009. The increased interest expense resulted from higher average balances outstanding under the revolving Credit Facility. As of December 31, 2010, we had total debt of $8.3 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was a benefit of $15.0 million for the nine months ended December 31, 2010. The change in fair value of the warrant liability was a charge of $22.5 million for the nine months ended December 31, 2009. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model and the quoted price of our common stock in an active market. This revaluation has no impact on our cash balances.

Income Taxes. Income tax expense for the nine months ended December 31, 2010 increased $0.6 million, to $0.4 million from a tax benefit of $0.2 million for the nine months ended December 31, 2009. The increase in income tax expense was related to a R&D tax credit of $0.4 million that was received during the nine months ended December 31, 2009. Income tax expense was related to service activity in Mexico that exceeded certain thresholds.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the remainder of Fiscal 2011 includes approximately $0.7 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $19.8 million during the nine months ended December 31, 2010, compared to a decrease of $3.8 million during the nine months ended December 31, 2009. The cash was used in:

Operating Activities.  During the nine months ended December 31, 2010, we used $16.9 million in cash in our operating activities, which consisted of a net loss for the period of $9.6 million, non-cash adjustments (primarily change in fair value of warrant liability, employee stock-based compensation, depreciation and amortization, warranty and inventory charges) of $8.6 million offset by cash generated from working capital of $1.3 million. During the nine months ended December 31, 2009, operating cash usage was $24.1 million, which consisted of a net loss for the period of $54.3 million and cash used for working capital of $0.2 million offset by non-cash adjustments of $30.4 million.

During the nine months ended December 31, 2010, an additional $1.5 million in cash was generated from working capital compared to the nine months ended December 31, 2009. The increase in cash generated from working capital during to the nine months ended December 31, 2010 reflects the following:

•                  An increase in deferred revenues of $1.0 million during the nine months ended December 31, 2010 compared to a decrease in deferred revenues of $0.2 million during the nine months ended December 31, 2009. The change in deferred revenues increased $1.2 million during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 because of an increase in the advanced payments from our comprehensive FPP service programs compared to the same period last year.

•                  A decrease in inventory of $4.9 million during the nine months ended December 31, 2010 compared to a decrease in inventory of $4.7 million during the nine months ended December 31, 2009. Management initiatives to reduce inventory resulted in further reductions in inventory levels compared to the same period last year.

•                  An increase in accounts payable and accrued expenses of $2.0 million during the nine months ended December 31, 2010 compared to an increase in accounts payable and accrued expenses of $1.4 million during the nine months ended December 31, 2009. The change in accounts payable and accrued expenses increased $0.6 million during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 primarily because of an increase in inventory purchases as a result of higher unit shipments compared to the same period last year.

•                  No change in other current liabilities during the nine months ended December 31, 2010 compared to a decrease in other current liabilities of $0.8 million during the nine months ended December 31, 2009. Other current liabilities during the nine months ended December 31, 2010 remained stable as certain UTCP Development Agreement milestones were completed during the first quarter of Fiscal 2010.

•                  An increase in prepaid expenses and other current assets of $1.3 million during the nine months ended December 31, 2010 compared to an increase in prepaid expenses and other current assets of $0.2 million during the nine months ended December 31, 2009. The change in prepaid expenses and other current assets increased $1.1 million during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 because of assets sold to a vendor.

•                  An increase in accounts receivable of $4.0 million during the nine months ended December 31, 2010 compared to an increase in accounts receivable of $3.1 million during the nine months ended December 31, 2009. The change in accounts receivable increased $0.9 million during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 because of the timing of collections and higher sales occurring at the end of the period.

Investing Activities.  Net cash used in investing activities of $3.4 million during the nine months ended December 31, 2010 relates primarily to restricted cash of $2.5 million. As a condition of the amended Agreements with Wells Fargo, we have restricted $2.5 million of cash as additional security for the Credit Facility. In addition, we used $0.9 million for the acquisition of fixed assets during the six months ended December 31, 2010. We used $1.6 million for the acquisition of fixed assets during the nine months ended December 31, 2010.

Financing Activities.  During the nine months ended December 31, 2010, we generated $0.5 million from financing activities compared to cash generated during the nine months ended December 31, 2009 of $21.9 million. The funds generated in financing activities during the nine months ended December 31, 2010 were primarily from our credit facility with Wells Fargo. Net borrowing under the credit facility was $0.7 million during the nine months ended December 31, 2010 compared with net borrowing of $3.8 million during the nine months ended December 31, 2009.

The funds generated from financing activities during the nine months ended December 31, 2009 were primarily the result of warrant exercises, sale of warrants and a registered offering of our common stock and warrants, which were completed effective September 17, 2009 and May 7, 2009, respectively. The exercise of warrants and sale of warrants in September 2009 resulted in gross proceeds of approximately $6.5 million and $0.4 million, respectively. The offering of our common stock and warrants in May 2009 resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in a slight amount of cash generated during the nine months ended December 31, 2010, compared with $0.1 million of cash during the nine months ended December 31, 2009. During the nine months ended December 31, 2010 and 2009, we generated additional financing from the Credit Facility (defined below) by drawing down our line of credit when funds were available.

We maintain two Credit and Security Agreements (the “Agreements”) with Wells Fargo. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. As of December 31, 2010, we had a standby letter of credit for one of our vendors in the amount of $0.5 million. This letter of credit limits the amount we can borrow on our Credit Facility with Wells Fargo. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner. As of December 31, 2010 and March 31, 2010, $8.3 million and $7.6 million in borrowings were outstanding, respectively, under the Credit Facility.

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

As of March 31, 2010, we determined that we were not in compliance with the financial covenant in the Agreements regarding our net income. On May 11, 2010, we received a notice of default from Wells Fargo related to our noncompliance. As a result, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. On June 11, 2010, we received from Wells Fargo a waiver of our noncompliance with the financial covenant as of March 31, 2010 and amended the Agreements to set the covenants for Fiscal 2011. As a condition of the amended Agreements, Wells Fargo restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility. As of December 31, 2010, we were in compliance with the covenants contained in the amended Agreements. The Credit Facility includes financial covenants through March 31, 2011, at which time the covenants for subsequent periods will be negotiated.  It is possible that we will be unable to meet the financial covenants at March 31, 2011.  If a covenant violation were to occur, we would expect to be able to negotiate a waiver of compliance from Wells Fargo.  If we were unable to obtain such a waiver, Wells Fargo has the option to terminate the Agreements or accelerate the indebtedness.

On June 29, 2010, we entered into a Fourth Amendment to the Agreements (the “Fourth Amendment”) with Wells Fargo. The Fourth Amendment amended the financial covenant related to capital expenditures by adding a limitation on expenditures for Fiscal 2011. Under the terms of the Fourth Amendment, we may not incur or contract to incur capital expenditures of more than (i) $4.5 million in the aggregate during Fiscal 2011, and (ii) zero for each subsequent year until the Company and Wells Fargo agree on limits on capital expenditures for subsequent periods based on management’s projections for such periods.

On November 9, 2010, we entered into a Fifth Amendment to the Agreements (the “Fifth Amendment”) with Wells Fargo. The Fifth Amendment provides for the release by Wells Fargo of the $5.0 million in cash restricted since June 2010 upon the Company’s satisfaction of certain conditions. During the three months ended December 31, 2010, Wells Fargo released $2.5 million. Management expects Wells Fargo to release the second tranche of $1.2 million and the last tranche consisting of the remaining $1.3 million of cash in the following two quarters if we remain in compliance with the financial covenants in the Agreements.

Except for scheduled payments made on operating leases during the third quarter of Fiscal 2011, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2010.

Although we have made progress on direct material cost reduction efforts, we were behind schedule in reducing costs at the end of the third quarter of Fiscal 2011. In addition, our working capital requirements are higher than planned primarily because of slower collection of accounts receivable and lower than anticipated inventory turns. Further, we have not been able to fully achieve our planned number of product shipments partly as a result of shortages from certain key suppliers. If we are unable to improve our performance in the areas discussed above and successfully obtain a release of the remaining portion of the restricted cash from Wells Fargo, we may need to raise additional funds in the near term. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. We have substantial accounts receivable as evidenced by days sales outstanding, or DSO, of 93 days as of December 31, 2010.  No assurances can be given that future bad debt expense will not increase above current operating levels.  Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the recession in economic activity.

Should we be unable to execute our plans or obtain additional financing that might be needed if our cash needs change, we may be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recently Issued Accounting Pronouncements

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for our June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the “Tolling Agreements”). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. Our case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named officers and directors at this time. Appeals of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain. Management believes that the outcome of this litigation will not have a material adverse impact on the consolidated financial position and results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington(the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross- appeal. Simmonds’ reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters’ reply brief in support of their cross- appeals were filed on November 17, 2009. On October 5, 2010, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) heard oral arguments regarding this matter. On December 2, 2010, the Ninth Circuit affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ initial public offerings, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed. On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested that the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. Management believes that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2010 and Quarterly Report on Form 10-Q for the three months ended September 30, 2010 except for the following update to a previously disclosed risk factor:

If we fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On August 23, 2010, we received a notice from the Nasdaq Listing Qualifications Department stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until February 22, 2011, to regain compliance with the minimum bid price requirement.  On January 21, 2011, we received a notice from the Nasdaq Listing Qualifications Department stating that the closing bid price of our common stock had been $1.00 or greater for the previous ten consecutive business days and that we had regained compliance with the minimum bid price requirement. However, there can be no assurance that we will be able to comply with the continued listing standards in the future.

If we fail to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of your investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Fifth Amendment to Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, National Association, dated November 9, 2010 (c)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, dated November 12, 2010 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: February 7, 2011

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Fifth Amendment to Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, National Association, dated November 9, 2010 (c)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, dated November 12, 2010 (File No. 001-15957).