Form 10-K
period 2011-03-31
CAPSTONE TURBINE Corp
filed 2011-06-14
CIK 1009759

Use these links to rapidly review the document

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2010 was approximately $189.1 million.

         As of June 7, 2011, 259,316,216 shares of the registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the registrant's 2011 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10-K

PART I

Item 1.    Business.

Overview

        Capstone Turbine Corporation ("Capstone" or the "Company") develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP"), integrated combined heat and power ("ICHP"), and combined cooling, heat and power ("CCHP")), resource recovery and secure power. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. There are several technologies that are used to provide "on-site power generation" (also called "distributed generation") such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors. Our distributors install the microturbines. Service is provided directly by us through our Factory Protection Plan ("FPP") or by our distributors. Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

        We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines designed for commercial, industrial, and utility users from 30 kilowatts ("kW") up to one megawatt in electric power output. Our 30 kW ("C30") microturbine can produce enough electricity to power a small convenience store. The 65 kW ("C65") microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200 kW ("C200") microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization ("ISO") sized container, Capstone has created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 1000 kW ("C1000 Series") microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources, including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C65 and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. Our C65 was certified by the California Air Resources Board ("CARB") as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB as meeting 2008 waste gas emissions requirements for landfill and digester gas applications. Our C200 Landfill and Digester

Gas systems were certified in November 2010 by CARB as meeting 2008 waste gas emissions requirements for landfill and digester gas applications.

        On February 1, 2010, we acquired the 100 kW ("TA100") microturbine product line from Calnetix Power Solutions, Inc. ("CPS") and entered into a manufacturing sub-contract agreement and an original equipment manufacturer agreement with selected exclusive rights to package a combined microturbine and waste heat recovery generator product. The TA100 microturbine is most similar to the Capstone product design compared to other microturbine products in the industry and the 100 kW rating fits well between our C65 and C200 microturbines. The 125 kW waste heat recovery generator can be directly fired by the exhaust of six C65 or two C200 microturbines to provide a total of over 500 kW of clean and efficient green power in applications where the microturbine exhaust is not otherwise utilized, such as CHP or CCHP.

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

        Capstone has a factory direct service offering for commissioning and post-commissioning service. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel or contracts with one of its local distributors to do so. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers ("ASPs") and must be employed by a distributor in order to perform work pursuant to a Capstone FPP. The majority of our distributors provide these services.

Our Products

        We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our 60 kW microturbine ("C60"), which was replaced by the C65 models during the quarter ended March 31, 2006. We began shipping the C60 Integrated CHP solution in 2003. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on Capstone's C200 microturbine engine. The C1000 Series product can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO-sized container. Our C1000 Series product beta testing was successfully implemented during Fiscal 2009 and the first commercial shipment was on December 29, 2008. We began shipping TA100 microturbines in March 2010.

        During Fiscal 2011, we booked total orders of $86.5 million for 554 units, or 91.9 megawatts, compared to $73.5 million for 620 units, or 77.2 megawatts, during Fiscal 2010. We shipped 611 units with an aggregate of 69.7 megawatts, generating revenue of $66.4 million compared to 499 units with an aggregate of 52.8 megawatts, generating revenue of $48.7 million during Fiscal 2010. Total backlog as of March 31, 2011 increased $20.1 million, or 23%, to $106.4 million from $86.3 million at March 31, 2010. As of March 31, 2011, we had 669 units, or 118.6 megawatts, in total backlog compared to 726 units, or 96.4 megawatts, for the same period last year. As of March 31, 2011 and 2010, all of the backlog was current and expected to be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our revenue and backlog. During Fiscal 2011, we booked our first order for 14 waste heat recovery generators, 12 of which are in the ending backlog as of March 31, 2011.

        The following table summarizes our backlog:

	Years Ended March 31,
	2011		2010
	Megawatts	Units	Megawatts	Units
Current (Expected delivery within the next twelve months)
C30	3.2	106	5.9	196
C65	27.0	416	23.4	361
TA100	2.3	23	4.7	47
C200	5.2	26	14.2	71
C600	5.4	9	2.4	4
C800	12.0	15	4.8	6
C1000	62.0	62	41.0	41
Waste heat recovery generator	1.5	12	—	—

Total Backlog	118.6	669	96.4	726

        Capstone microturbines are compact, lightweight and environmentally friendly generators of electricity and heat, compared to competing technologies. They operate on the same principle as a jet engine with the added capability of using a variety of commercially available fuels. For example, our microturbines can operate on low British Thermal Unit ("BTU") gas, which is gas with lower energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills or agrodigesters.

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

        We also offer C65 and C200 ICHP systems. These systems combine the standard C65 and C200 microturbine unit with a Heat Recovery Module that provides electricity and heats water.

        Our family of products is offered in the following configurations:

	C30		C65		TA100		C200		C1000 Series
Fuel Types	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode
Low pressure natural gas	X	X	X	X	X	X	X	X	X	X
High pressure natural gas	X	X	X	X	X	X	X	X	X	X
Compressed natural gas	X	X	X	X	X	X	X	X	X	X
Landfill gas	X		X				X		X
Digester gas	X		X				X		X
Gaseous propane	X	X	X	X			X	X	X	X
Diesel	X	X	X	X
Bio-diesel	X	X	X	X
Kerosene	X	X	X	X

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

        In addition, our proprietary Capstone Remote Monitoring Software ("CRMS") allows end users to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the CRMS allows end users to remotely and efficiently monitor performance, power generation and time of operation using our CRMS interface software with standard personal computers. This remote capability can provide end users with power generation flexibility and cost savings. Our Internet-based communication system, the Capstone Service Network ("CSN"), provides continuous remote monitoring and diagnostics to customers who purchase the service. If the CSN detects an out-of-limit condition or alarm, it automatically notifies the responsible distributor for immediate follow-up action.

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

        Our C65 grid-connect and stand-alone microturbine power systems are listed by Underwriters Laboratories ("UL") as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements. Our products are manufactured by processes that are ISO 9001:2000 and ISO 14001:2004 certified.

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

        Our 60 kW microturbine power system was the first combustion power generation product to be certified by the CARB as meeting its stringent distributed generation emissions standards that went into effect in 2003. Our C65 microturbine now meets the even more stringent CARB 2007 standard for natural gas, as well as the 2008 CARB standard for landfill and digester gas fuels.

        The TA100 microturbine power system offers a digital communications interface which can be connected to an external controller (not sold by Capstone) to provide multiple unit and dual mode dispatching functionality. An external synchronization board is provided to parallel the electrical output in multiple unit configurations for stand-alone operation.

        We are the first microturbine manufacturer to achieve UL Class I, Division 2 certification for operation in hazardous-area oil and gas applications. These specially packed systems are applied in oil and gas production areas with potentially explosive environments.

        In September 2009, we received UL certification for our C200 grid-connect and stand-alone microturbine power systems as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

        In June 2010, we received UL certification for our C1000 Series grid-connect and stand-alone microturbine power systems as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

Applications

        Worldwide, stationary power generation applications vary from huge central stationary generating facilities up to 1,000 MW, to back-up generators as small as two kW. Historically, power generation in most developed countries such as the United States, has been part of a regulated utility system. A number of developments related primarily to the deregulation of the utility industry as well as significant technology advances have broadened the range of power supply choices available to all types of customers.

        Capstone products serve multiple vertical markets worldwide from applications as small as 30 kW up to 5 MW. Our broad family of microturbine based low emission solutions are used in a variety of applications generally requiring a minimum of 30 kW and a maximum of 5 MW. Within the distributed generation markets served, we focus on vertical markets that we have identified as having the greatest near-term potential. In the markets we are focusing on (energy efficiency, renewable energy, natural resources, critical power supply and mobile products), we have identified specific targeted vertical market segments.

Energy Efficiency—CHP/CCHP

        Energy efficiency maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage to customers. Energy efficiency uses both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 75% or more. The increased operating efficiency reduces overall green house gas emissions compared with traditional independent sources such as power generation and local thermal generation and, through displacement of other separate systems, can reduce variable production costs. Our microturbines' emissions of commonly found air pollutants ("criteria pollutants") such as Nitrogen oxides ("NOx") and volatile organic compounds ("VOCs") are lower than those from the on-site boilers that our CHP system displaces—meaning that local emissions of these pollutants are actually reduced when a Capstone energy efficiency CHP system is installed. This high CHP efficiency also means more efficient use of expensive fuels and can reduce net utility costs for end users. The most prominent uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications. For example, we have used the heat generated by the microturbines to supply hot water solutions for hotels, schools, big box retail, commercial and industrial customers. When our microturbine exhaust drives an absorption chiller, the chiller produces chilled water for air conditioning and other uses.

        There are energy efficiency markets for CHP and CCHP applications worldwide. A study conducted for the US Department of Energy ("DOE") calculated the total potential energy efficiency CHP market in the United States to be over 35.5 gigawatts through 2020. Many governments have encouraged more efficient use of the power generation process to reduce pollution, lower dependence on fossil fuels and control the cost of locally produced goods. To access these markets, we have entered into agreements with distributors which have engineered energy efficiency CHP packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. Further, we have our own integrated energy efficiency CHP product for the C65 and C200 products.

Renewable Energy

        Our microturbine products can use renewable methane gases from landfills, wastewater treatment facilities and other biogas applications like cow, pig and chicken manure. Capstone's product can burn these renewable waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity from this "free" renewable fuel for use at the site or in the surrounding community. Our microturbine products have demonstrated effectiveness in these applications and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur.

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

Natural Resources—Oil, Natural Gas, Shale Gas & Mining

        On a worldwide basis, there are thousands of locations where the drilling, production, compression and transportation of natural resources and other extraction and production processes creates fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbine products are installed in the natural resource market to be used at oil and gas exploration, production, compression and transmission sites both onshore and offshore as a highly reliable critical source of power generation. Typically these oil and gas or mining operations have no electric utility grid and rely solely on Capstone's microturbine product for reliable low emission power supply.

        Many major oil and gas companies are exploring large shale reserves—or plays—in the United States. In mid 2010 Capstone sold its first turbines into the U.S. shale gas market in the Eagle Ford and Marcellus shale plays. The market for Capstone turbines and microturbines in this industry is vast. The shale gas market is expected to grow substantially, especially since the U.S. Environmental Protection Agency's (EPA) Clean Air Act has strict requirements for emissions levels at natural gas sites.

Critical Power Supply

        Because of the potentially catastrophic consequences of even momentary system failure, certain power users such as high technology and information systems companies require particularly high levels of reliability in their power service. Capstone's secure power offerings are the world's only microturbine powered Uninterruptible Power Source ("UPS") solutions that can offer clean, IT-grade power produced from microturbines, the utility or a combination of both. We offer two microturbine-powered UPS solutions that support prime and dispatched power options. The Capstone UPSource microturbine-powered UPS solution provides prime or emergency power solutions. Capstone's Hybrid UPS microturbine powered solution provides power when dispatched in high efficiency, standard UPS and emergency power solutions. Both secure power products offer eight 9's of reliability (99.999999%) in common N + 1 configurations. Dual mode units operating in a prime power configuration can support a 150% overload for 10 seconds during transient conditions. Dual mode units operating in grid parallel mode can provide customers a back-up power system with an economic return. These systems offer high onsite energy efficiency when combined with a heat exchanger (CHP) to create hot water or with a chiller (CCHP) for air conditioning at these facilities. This configuration, when combined with the Capstone Dual Mode Controller, can transition from the grid parallel mode to prime power mode in less than 10 seconds. This provides end users with a backup system with a short return on investment.

Mobile Products—Hybrid Electric Vehicles

        Our technology is also used in hybrid electric vehicle applications. Our customers have applied our products in hybrid electric vehicles such as transit buses, trucks and boats. In these applications the microturbine acts as an onboard battery charger to recharge the electric vehicle battery system as needed. The benefits of this microturbine hybrid include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability compared with traditional internal combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, before after treatment that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. Many manufacturers are incorporating exhaust after-treatment that increases upfront equipment costs, vehicle weight and life cycle costs and may reduce overall engine efficiency.

Sales, Marketing and Distribution

        We sell our microturbines worldwide. With the introduction of the C200 and C1000 Series products, management anticipates that our microturbines will be used in applications requiring up to five megawatts.

        We primarily sell our microturbine products through distributors, and in some cases, we sell our microturbine products directly to end users. Our parts are sold to distributors and end users. Our typical terms of sale include shipment of the products with title, care, custody and control transferring at our dock, payment due anywhere from in advance of shipment to 90 days from shipment, and warranty periods of approximately 15 to 18 months from shipment. We typically do not have customer acceptance provisions in our agreements.

North America

        We have distribution agreements with a number of companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been energy efficiency, renewable energy, natural resources and mobile products.

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

        Our market focus in Asia and Australia is energy efficiency and natural resources. Our historical sales in Southeast Asia and Australia have primarily been in the oil & gas market. Other areas in Asia and the Pacific Rim offer attractive opportunities as well. South Korea and China are areas where resource recovery applications and CHP and CCHP solutions are expected to experience market growth.

Europe and Russia

        To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased Capstone local sales and service support. We have an office in Europe for the purpose of working with our distributors there on a daily basis to realize growth opportunities. We have established a spare parts distribution center in Europe to make parts readily available to our distributors. Renewable energy applications have been growing in Europe based on attractive incentives established in several countries. Further, Europe has a history of extensive use of distributed generation technologies.

South America

        Our sales and marketing strategy in South America has been to develop and strengthen distributor relationships throughout South America.

        Our market focus in South America is energy efficiency and natural resources. Our historical sales in South America have primarily been in the natural resources market.

Revenue

        For geographic and segment revenue information, please see Note 2—Summary of Significant Accounting Policies—Segment Reporting in the "Notes to Consolidated Financial Statements."

Customers

        Sales to Banking Production Centre ("BPC"), one of the Company's Russian distributors, and Pumps and Service Company ("Pumps and Service"), one of the Company's domestic distributors, accounted for 23% and 18%, respectively, of revenue for the year ended March 31, 2011. Sales to BPC accounted for 23%, 14% and 13% of our revenue for the years ended March 31, 2011, 2010 and 2009, respectively. Sales to Pumps and Service accounted for 18%, 4% and 6% of our revenue for the years ended March 31, 2011, 2010 and 2009, respectively. Sales to Aquatec-Maxcon Pty Ltd. ("Aquatec"), our Australian distributor, accounted for 4%, 14% and 5% of our revenue for the years ended March 31, 2011, 2010 and 2009, respectively. Additionally, BPC and Verdesis S.A. ("Verdesis"), the Company's Belgian distributor, accounted for 26% and 10%, respectively, of net accounts receivable as of March 31, 2011. BPC and Greenvironment plc, the Company's Finnish distributor, accounted for 20% and 16%, respectively, of net accounts receivable as of March 31, 2010.

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

        Our microturbines may also compete with other distributed generation technologies, including solar power, wind-powered systems and fuel cells. Solar-powered and wind-powered systems produce no emissions. The main drawbacks to solar-powered and wind-powered systems are their dependence on weather conditions, the utility grid and high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market for fuel cells is still developing, a number of companies are focused on markets similar to ours; including FuelCell Energy Inc., UTC Power Corporation ("UTCP"), Plug Power Inc. and Ballard Power Systems Inc. Fuel cells have lower levels of NOx and other criteria pollutant emissions than our microturbines. Fuel cells, like wind-powered systems and solar power systems, have received higher levels of incentives for the same type of applications as microturbines. Management believes that, absent these high government-supported incentives, microturbines provide a better value to end users in most applications. However, over the medium-to-long term, fuel cell technologies that compete more directly with our products may be introduced.

        We also compete with other companies who have microturbine products, including Flex Energy and Turbec S.p.A.

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

Governmental and Regulatory Impact

        Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

        In February 2009, the President of the United States signed into law the American Recovery and Reinvestment Act of 2009 ("ARRA"). ARRA has dedicated billions of dollars towards clean energy research and deployment. Some of Capstone's distributors' projects in Fiscal 2010 were partly funded through ARRA with payments made directly to federal agencies. Members of Congress introduced legislation in calendar 2009 and 2010 that may benefit Capstone in Fiscal 2012. In addition, certain proposed changes to the Internal Revenue Code of 1986 may result in positive tax benefits for our end users. This proposed legislation targets CHP, hybrid electric and natural gas-powered vehicles. Additionally, Capstone continues to engage with Federal and State policymakers to develop government programs to promote the deployment of Capstone's low emission and energy efficient products. We cannot provide assurance that any such legislation will be enacted, however, or that it will benefit us if enacted.

        In California, the Self Generation Incentive Program was modified to allow natural gas and energy efficiency CHP applications to receive rebates. However, at this time, management believes that our end users would not realize any significant benefits to their capital equipment purchase plans until the second half of calendar 2011.

        Government funding can impact the rate of development of new technologies. While we continue to receive development funding, committed amounts remaining are relatively low. Competing new technologies generally receive larger incentives and development funding than do microturbines.

Sourcing and Manufacturing

        Our microturbines are designed to achieve high-volume, low-cost production objectives. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. The microturbines are designed for simple assembly and testing and to facilitate automated production techniques using less-skilled labor.

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

        Solar Turbines Incorporated ("Solar"), a wholly owned subsidiary of Caterpillar Inc., had been our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar's technology, which allows us to manufacture recuperator cores ourselves. In June 2001, we started to manufacture recuperator cores. Recuperator cores using the Solar technology, which we make and sell, are subject to a per-unit royalty fee. As of March 31, 2011, cumulative royalties of $0.3 million have been paid under the terms of the licensing agreement with Solar.

        On April 28, 2011, we purchased $2.3 million of the remaining TA100 microturbine inventory from CPS that was not consumed as part of the TA100 manufacturing process and acquired the manufacturing equipment. On February 1, 2010, the Company and CPS entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements during a three-year period, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. We must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators.

Research and Development ("R&D")

        For the fiscal years ended March 31, 2011, 2010 and 2009, R&D expense was $7.0 million, $7.0 million and $8.1 million and was 9%, 11% and 19% of total revenue, respectively. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE grant and the Development and License Agreement ("Development Agreement") with Carrier Corporation ("Carrier"), successor in interest to UTC Power Corporation. Benefits from cost-sharing programs were $0.9 million, $1.7 million and $8.1 million for the years ended March 31, 2011, 2010 and 2009, respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

        The CARB has established extremely high industry standards for distributed generation technologies by requiring them to meet emissions levels comparable to the Best Available Control Technology for large state-of-the-art central utility power plants. Capstone's microturbines have become even "greener" with the ultra low emissions product designed to meet this CARB 2007 standard which reduced previous requirements for NOx by 86%, carbon monoxide (CO) by 98%, and VOCs by 98%. In addition to the emission reductions, test results showed that the microturbine removed concentrations of unburned hydrocarbons (HC) in the ambient air. The ultra low emissions performance was attained without sacrificing Capstone's signature low maintenance costs by combining ultra low emission lean premix combustion technology with a catalyst that requires no scheduled maintenance for the life of the system. This is in contrast to exhaust cleanup systems used by traditional reciprocating engine driven generation equipment that use chemicals such as ammonia or urea and need frequent adjustments to maintain proper function and air quality. Certification to this standard allows generators to be installed in most of the major air quality management districts in California without regular on-site emissions testing. To date, only microturbines and fuel cells have been certified to this new standard. Installing six 65 kW microturbines operating 24 hours a day reduces NOx emissions by approximately five tons per year which equates to the environmental impact of taking 258 cars off the road, based on EPA emissions and efficiency data for the average U.S. power plant and average passenger vehicle. Capstone enhanced its C65 microturbine to meet the CARB 2007 standard with co-funding from the DOE.

        Capstone microturbines were the first power generation technology to receive CARB 2008 Waste Gas Emissions certification for operation on landfill and digester gas. Capstone microturbines are capable of burning waste gases with methane contents as low as 30% which can be challenging for competing combustion technologies. We achieve CARB waste gas emissions requirements with our low premix combustion technology inherent to the microturbine which requires no exhaust after treatment. Certification to the new waste fuel emissions standard makes approved technologies such as the Capstone landfill and digester microturbines much easier to locate in California. Producing energy using gas from these applications avoids the need to use non-renewable resources such as coal, oil, or natural gas to produce the same amount of energy.

        Capstone released for sale its C65 Liquid Fuel configuration microturbine system. The high reliability benefits of the Capstone microturbine product make it well suited for remote power and secure power applications which often use liquid fuel. Capstone liquid fuel microturbines are able to burn a variety of fuels including kerosene, high and low sulfur diesel, and biodiesel blends.

        Capstone released versions of its C30 and C65 microturbine products for operation in high humidity applications. The new package provides resistance to corrosive environmental conditions typical of coastal, jungle and other high humidity installations. Previously released products for offshore manned and unmanned platforms have been well received by our oil and gas customers. The high humidity package is a further offering to many of these same customers for use at land-based oil and gas facilities.

        Our more recent significant R&D activity has been the C200 microturbine—a 200 kW, higher electrical efficiency product. Capstone worked with the DOE on its "Advanced MicroTurbine System" program and received funding for some of the early C200 development efforts. C200 beta testing demonstrated performance to design objectives making the C200 the highest electrical efficiency turbine less than 4.5 megawatts. The C200 includes the same low emissions, certification options, and flexible configuration features incorporated on our existing C30 and C65 products. Capstone signed an agreement with Carrier to provide cash and in-kind services to complete development and commercially launch the C200 product in September 2007. Our C200 beta testing was successfully implemented during Fiscal 2005 and the first commercial shipment was on August 28, 2008.

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

        In March 2009, we successfully demonstrated that our intercooled and recuperated ("ICR") microturbine produces emission levels that comply with the EPA and CARB 2010 requirements for heavy duty diesel engines and hybrid electric buses. Sales of heavy duty trucks and buses represent a major market opportunity, and, therefore, these applications have the potential to become a focused area for development if we can achieve the required performance and price levels. In December 2010, we released configurations of the C30 compressed natural gas ("CNG") microturbine that meet or exceed emissions standards, including the EPA and CARB 2010 requirements for heavy duty diesel engines for urban bus. The C30 CNG microturbine is Capstone's second CARB certified engine for automotive applications; the C30 liquid fuel microturbine was certified in June 2010.

        In July 2010, we successfully demonstrated a commercial concentrated solar power product converting sunlight to electricity with a solar receiver driving a C65 microturbine. This renewable solution focuses enough sunlight energy to provide heat to drive the microturbine and offers higher solar conversion efficiencies over a traditional solar photovoltaic system.

        We are currently focusing efforts on a more efficient microturbine CHP system. The DOE awarded us a grant of $5.0 million in support of this development program. The first phase of the development program is expected to improve our existing C200 engine to increase power output and electrical efficiency, resulting in a system with a targeted power output of 250 kW and projected electrical efficiency of 35%. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW.

        The technology developed with the 370kW engine is directly applicable to the ICR microturbine targeted at the needs of the Class 8 truck market (trucks or tractor-trailers with a manufacturer's listed gross vehicle weight of 33,000 pounds or more).

        In addition, we are developing and testing a fuel flexible microturbine system capable of operating on synthetic gas fuel mixtures containing varying amounts of hydrogen. The DOE awarded us a grant of $2.5 million in support of this development program.

Protecting our Intellectual Property Rights and Patents

        We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 110 U.S. and 36 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2027. These numbers include 24 U.S. patents and 3 international patents that were acquired from CPS.

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

        As of March 31, 2011, we had 195 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

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

Item 1A.    Risk Factors.

        This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") pertaining to, among other things,

  •
  our results of operations;

  •
  profits and losses;

  •
  R&D activities;

  •
  sales expectations;

  •
  our ability to develop markets for our products;

  •
  sources for parts;

  •
  federal, state and local government regulations;

  •
  general business;

  •
  industry and economic conditions applicable to us;

  •
  the efficiency, reliability and environmental advantages of our products and their need for maintenance;

  •
  our ability to be cost-competitive and to outperform competition;

  •
  customer satisfaction;

  •
  the value of using our products;

  •
  our ability to achieve economies of scale;

  •
  market advantage;

  •
  return on investments;

  •
  issues with suppliers;

  •
  anticipation of product supply requirements;

  •
  listing requirements;

  •
  our microturbine technology;

  •
  the utilization of our products;

  •
  competition;

  •
  the introduction of new technologies;

  •
  our production capacity;

  •
  protection of intellectual property;

  •
  the adequacy of our facilities;

  •
  the impact of pending litigation;

  •
  dividends;

  •
  business strategy;

  •
  product development;

  •
  capital resources;

  •
  capital expenditures;

  •
  liquidity;

  •
  amortization expense of intangibles;

  •
  cost of warranties;

  •
  stock-based compensation;

  •
  our stockholders rights plan;

  •
  purchase and lease commitments;

  •
  current liabilities;

  •
  recently issued accounting standards;

  •
  market risk;

  •
  interest rate sensitivity; and

  •
  growth of the shale gas market.

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

        The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause actual results and conditions to differ materially from those projected in forward looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks actually occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report, our quarterly reports on Form 10-Q and other documents filed by us from time to time.

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

        We maintain two Credit and Security Agreements (the "Agreements") with Wells Fargo Bank, National Association, or Wells Fargo, that provide us with a credit facility up to $10 million in the aggregate. At March 31, 2011, we had $7.1 million outstanding under this line of credit. Under this credit facility, we are required to satisfy specified financial and restrictive covenants. Failure to comply with these covenants could cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately or allow Wells Fargo to terminate the credit facility. In addition, we have pledged our accounts receivables, inventories, equipment, patents and other assets as collateral under the Agreements which would be subject to seizure by Wells Fargo if we were in default and unable to repay the indebtedness.

        At several times during Fiscal 2010, we were in noncompliance with certain covenants under the credit facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default and waiver. As a condition of the amended Agreements, $5.0 million of cash was restricted in June 2010 as additional security for the credit facility. On November 9, 2010, we entered into an amendment to the Agreements that provides for the release by Wells Fargo of the $5.0 million in cash upon the Company's satisfaction of certain conditions. During Fiscal 2011, Wells Fargo released $3.7 million of the restricted cash. The remaining $1.3 million of cash was released in connection with the amendment to the Agreements on June 9, 2011 described below. On March 25, 2011, we entered into a an amendment to the Agreements that allows the Company to form one wholly-owned subsidiary in each of Singapore and the United Kingdom provided that the amount of cash and cash equivalents that may be held by, or invested in each such subsidiary is within certain agreed upon limits. This amendment also provides that, if requested by Wells Fargo, the Company will grant Wells Fargo a security interest in 65% of the equity interests of each subsidiary to secure indebtedness under the Agreements.

        As of March 31, 2011, we determined that we were not in compliance with one of the financial covenants in the Agreements regarding our net income. On June 9, 2011, we entered into an amendment to the Agreements which provided a waiver of our noncompliance with the financial covenant as of March 31, 2011 and removed the net worth financial covenant for future periods. Additionally, this amendment also established the financial covenants for Fiscal 2012 and authorized the release of the remaining $1.3 million of restricted cash. If we had not obtained these waivers, or if we are ever again in noncompliance, we would not be able to draw additional funds under the credit facility.

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

  •
  We may be required to repay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the Agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any outstanding indebtedness under the credit facility is accelerated, our assets may not be sufficient to repay such indebtedness.

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

We may not be able to produce our products on a timely basis if we fail to correctly anticipate product supply requirements or if we suffer delays in production resulting from issues with our suppliers. Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, or they may provide components at significantly increased prices.

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

Current economic conditions may have an impact on our business and financial condition, including some effects we may not be able to predict.

        Current economic conditions may prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the continued recession in economic activity.

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

        Our sales and marketing efforts may not achieve intended results and, therefore, may not generate the revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on selected vertical markets. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near term plans will be successful. If we are not able to address markets for our products successfully, we may not be able to grow our business, compete effectively or achieve profitability.

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

Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.

        As we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and global economic or political instability. Two of our top distributors are located in Russia and Belgium, and therefore we are particularly susceptible to risks associated with doing business in these two countries. BPC, a privately owned company located in Russia, accounted for approximately 26% of our net accounts receivable as of March 31, 2011 and approximately 23% of our revenue for the fiscal year ended March 31, 2011. Verdesis, a Belgian distributor, accounted for approximately 10% of our net accounts receivable as of March 31, 2011 and approximately 4% of our revenue for the fiscal year ended March 31, 2011.

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

        We have substantial accounts receivable as evidenced by days sales outstanding, or DSO, of 78 days as of March 31, 2011. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

Loss of a significant customer could have a material adverse effect on our results of operations.

        BPC and Pumps and Service accounted for approximately 23% and 18%, respectively, of our revenue for the fiscal year ended March 31, 2011. As of March 31, 2011, BPC and Pumps and Service represented 26% and 1% of net accounts receivable, respectively. Loss of BPC, Pumps and Service or any other significant customers could adversely affect our results of operations.

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

Changes in our product components may require us to replace parts held at distributors.

        We have entered into agreements with some of our distributors requiring that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, we are required to replace the affected stock at no cost to the distributors. It is possible that future changes in our product technology could involve costs that have a material adverse effect on our results of operations, cash flow or financial position.

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

        Our operating results depend on our ability to develop and introduce new products, enhance existing products and reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of the products, differentiation of products from those of our competitors, meeting changing customer requirements, emerging industry standards and market acceptance of these products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

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

        Our products contain a number of commodity materials, from metals, which include steel, special high temperature alloys, copper, nickel and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our requirements. The cost of metals has historically fluctuated. The pricing could impact the costs to manufacture our products. If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

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

Potential intellectual property, labor, product liability, stockholder or other litigation may adversely impact our business.

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

        We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date such stockholder acquired such status unless appropriate board or stockholder approvals are obtained.

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

Item 3.    Legal Proceedings.

        In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its then officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for our June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants' alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the "Tolling Agreements"). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of "focus cases" and on October 13, 2004, the District Court certified the focus cases as class actions. Our case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court's class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement "fairness" hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the District Court that they do not intend to take any further action against the named officers and directors at this time. Appeals of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain. Management believes that the outcome of this litigation will not have a material adverse impact on the consolidated financial position and results of operations.

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington(the "Washington District Court") against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any "short swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds' claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross appeal. Simmonds' reply brief and opposition to the cross appeal were filed on November 2, 2009 and the underwriters' reply brief in support of their cross appeals was filed on November 17, 2009. On October 5, 2010, the Ninth Circuit Court of Appeals (the "Ninth Circuit") heard oral arguments regarding this matter. On December 2, 2010, the Ninth Circuit affirmed the Washington District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the Washington District Court's decision on the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' initial public offerings, finding plaintiff's claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff's demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed. On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit's mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters' motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters' motion and requested that the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant's motion and ruled that the mandate in all cases (including the Company's and other moving issuers) is stayed for ninety days pending Appellant's filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the adequacy of the pre-suit demand. Plaintiff's petition was docketed by the Supreme Court on April 7, 2011. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. Underwriter's petition was docketed by the Supreme Court on April 18, 2011. On May 12, 2011, Vanessa Simmonds filed her Brief in Opposition to the underwriters' Petition. On May 26, 2011, the moving issuer defendants filed their Brief in Opposition to Vanessa Simmonds' Petition, and on June 6, 2011, Vanessa Simmonds filed her reply to that Brief. Management believes that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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

	High	Low
Year Ended March 31, 2010:
First Quarter	$1.34	$0.60
Second Quarter	$1.57	$0.71
Third Quarter	$1.50	$1.07
Fourth Quarter	$1.45	$1.06
Year Ended March 31, 2011:
First Quarter	$1.35	$0.97
Second Quarter	$1.02	$0.62
Third Quarter	$1.10	$0.73
Fourth Quarter	$2.14	$0.94

        As of June 7, 2011, the last reported sale price of our common stock on the Nasdaq Global Market was $1.67 per share.

Stockholders

        As of June 7, 2011 there were 854 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

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

        Amounts in thousands, except per share data.

	Year Ended March 31,
	2011	2010	2009	2008	2007
Statement of Operations:
Revenue	$81,890	$61,554	$43,949	$31,305	$21,108
Cost of goods sold	82,427	69,999	49,277	35,105	26,045

Gross loss	(537)	(8,445)	(5,328)	(3,800)	(5,027)
Operating costs and expenses:
Research and development	6,986	6,954	8,125	8,906	9,374
Selling, general and administrative	26,203	28,383	28,628	25,622	24,615
Loss from operations	(33,726)	(43,782)	(42,081)	(38,328)	(39,016)
Net loss	$(38,470)	$(67,241)	$(41,717)	$(36,113)	$(36,728)
Net loss per share of common stock—basic and diluted	$(0.16)	$(0.34)	$(0.25)	$(0.25)	$(0.32)

	As of March 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$33,456	$47,270	$19,519	$42,605	$60,322
Working capital	22,274	30,115	34,741	44,934	72,103
Total assets	87,019	103,446	72,329	74,046	97,003
Revolving credit facility	7,080	7,571	3,654	—	—
Capital lease/note payable obligations	297	302	41	18	46
Long-term liabilities	309	274	288	463	561
Stockholders' equity	$34,480	$46,432	$50,470	$53,053	$81,785

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

Overview

        Capstone is, and has been, the market leader in microturbines based on the number of microturbines sold. We were able to significantly increase revenues again this year despite the challenging economic conditions worldwide. Management believes that our efforts on the continued growth and broadening of our distribution network and the stronger than anticipated market acceptance of our new C1000 Series products were the primary reasons for our revenue growth. In addition, management believes that the oil & gas, high rise buildings, biogas, UPS and hybrid electric vehicle markets can provide potential opportunities to Capstone in the near term.

        Our Chief Executive Officer and Executive Vice President of Sales & Marketing have significant experience in distributed generation and co-generation. They have successfully sold competing products, including GE Energy Jenbacher, Caterpillar Inc., Deutz Corporation, Waukesha gas engines and other microturbines. Effective April 2011, we filled a newly created position of Senior Vice President of Program Management. This officer is responsible for the timely execution of our various research and development programs.

        We continue to focus on improving our products and delivery based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets.

        On February 1, 2010, we entered into an Asset Purchase Agreement with CPS. The Company acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the CPS 100 kW ("TA100") microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements. Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the closing date on February 1, 2010 and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the "Second Funding Date"). The additional consideration was to be paid, at the Company's discretion, in shares of the Company's common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS.

        On April 28, 2011, we purchased $2.3 million of the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the manufacturing equipment. On the closing date of February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements during a three-year period, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. We must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators.

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

        An overview of our direction, targets and key initiatives follows:

  1)
  Focus on Vertical Markets—Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply and mobile products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors.

    During Fiscal 2011, we booked orders for 91.9 megawatts and shipped 69.7 megawatts of products, resulting in 118.6 megawatts in backlog at the end of the fiscal year. Our actual product shipments in Fiscal 2011 were: 41% for use in energy efficiency applications, 14% for use in renewable energy applications, 39% for use in natural resources applications and 6% for use in other applications (including critical power supply and mobile products).

  2)
  Sales and Distribution Channel—We seek out distributors and representatives that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 36 distributors and OEMs, which include six distributors added as a result of the CPS transaction. Internationally, outside of North America, we currently have 61 distributors and OEMs, which include 11 distributors added as a result of the CPS transaction. We continue to refine the distribution channels to address our specific targeted markets.

  3)
  Service—We serve our customers directly and through qualified distributors, who will perform their service work using technicians specifically trained by Capstone. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local distributors to do so. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called ASPs and must be employed by a distributor in order to perform work pursuant to a Capstone FPP. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of Fiscal 2011 was $29.7 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2026. Service revenue in Fiscal 2011 was approximately 8% of total revenue.

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

  5)
  New Product Development—Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. We are currently focusing efforts on developing a more efficient microturbine Combined Heat and Power (CHP) system. The first phase of the development program is expected to improve our existing C200 engine to increase power output and electrical efficiency, resulting in a system with a targeted power output of 250 kW and projected electrical efficiency of 35%. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

    In addition, we are developing and testing a fuel flexible microturbine system capable of operating on synthetic gas fuel mixtures containing varying amounts of hydrogen.

  6)
  Cost and Core Competencies—We are continuing to make progress towards achieving cost improvement goals through design and manufacturability changes, robotics, parts commonality, tier one suppliers and lower cost offshore suppliers. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress and plan to continue diversifying our suppliers internationally and within the United States. Management also expects to be able to continue leveraging our costs as product volumes increase.

        Management believes that effective execution in each of these key areas will be necessary to leverage Capstone's promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions, our financial model indicates that we will achieve positive cash flow when we ship approximately 200 units in a quarter, depending on an assumed product mix. Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding, if available.

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

  •
  We evaluate the carrying value of long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows is less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the assets. The estimated fair value of the assets are determined using the best information available, which generally is an estimate of the future discounted cash flow associated with the assets using a discount rate that approximates the weighted-average cost of capital for the Company. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

    The estimation of future cash flows requires significant estimates of factors that include future sales growth and gross margin performance. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast, the carrying value of our asset groups may prove to be unrecoverable and we may incur impairment charges in the future. A significant assumption in our forecasts is our ability to reduce our direct material costs. Based on our current forecasts, if we were not able to achieve additional significant cost reductions, our estimated undiscounted cash flows may not exceed the carrying value of our long-lived assets, which could result in a future impairment of our long-lived assets. The Company performed an analysis as of March 31, 2011 and determined that the estimated undiscounted cash flows of the long-lived assets exceeded the carrying value of the assets and no write-down was necessary. See Note 5—Intangible Assets in the "Notes to Consolidated Financial Statements."

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

  •
  Our revenue consists of sales of products, parts, accessories and service, net of discounts. Our distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectability is reasonably assured. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. For multiple-element arrangements, we recognize revenue for delivered elements when the delivered item has stand-alone value to the customer, the Company's estimated selling price of each element is known and customer acceptance, if required, has occurred. We allocate the total contract value among each element based on its relative selling price.

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

    The use of Black—Scholes model requires us to make estimates of the following assumptions:

    •
    Expected volatility—The estimated stock price volatility was derived based upon the Company's actual historic stock prices over the expected option life, which represents the Company's best estimate of expected volatility.

    •
    Expected option life—The expected life, or term, of options granted was derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding.

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

  •
  As discussed in Note 9—Fair Value Measurements in the "Notes to Consolidated Financial Statements", ASC 815 requires that our warrants be accounted for as derivative instruments and that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Monte–Carlo simulation model.

    The use of the Monte–Carlo simulation model requires us to make estimates of the following assumptions:

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

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010

        Revenue.    Revenue for Fiscal 2011 increased $20.3 million, or 33%, to $81.9 million from $61.6 million for Fiscal 2010. The change in revenue for Fiscal 2011 compared to Fiscal 2010 included a $13.4 million increase in revenue from the North American market, a $12.2 million increase in revenue from the European market and a $2.4 million increase in revenue from the Asian market, all primarily the result of efforts to improve distribution channels. This overall increase in revenue was offset by a $5.1 million decrease in revenue from the Australian market, $2.2 million decrease in revenue from the South American market and a $0.4 million decrease in revenue from the African market because of lower order volume in these regions.

        For Fiscal 2011, revenue from microturbine products increased $17.6 million , or 36%, to $66.3 million from $48.7 million for Fiscal 2010. Overall microturbine product shipments were 112 units (16.9 megawatts) higher during Fiscal 2011 compared to Fiscal 2010, totaling 611 units (69.7 megawatts) and 499 units (52.8 megawatts), respectively. Megawatts shipped and revenue during Fiscal 2011 increased as a result of higher sales volume of our C65 microturbine, the introduction of our new TA100, the sale of ten microturbine rental units and further market adoption of our C200 and C1000 Series product lines. Average revenue per unit increased for Fiscal 2011 to approximately $109,000 compared to approximately $98,000 for Fiscal 2010.

        For Fiscal 2011, revenue from our accessories, parts and service increased $2.7 million, or 21%, to $15.6 million from $12.9 million for Fiscal 2010. The increase in revenue resulted from higher sales of microturbine parts and FPP contracts. For Fiscal 2011, a shortage in certain key parts delayed our ability to ship products as scheduled. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not in our control and can affect our revenue and backlog. As a result of such issues, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

        The following table summarizes our revenue (revenue amounts in millions):

	Years Ended March 31,
	2011			2010
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$6.0	4.4	148	$6.9	5.0	161
C65	23.4	23.2	356	17.4	17.7	272
TA100	5.1	4.1	41	1.2	1.1	11
C200	5.3	5.0	25	4.9	5.6	28
C600	2.2	2.4	4	2.8	3.0	5
C800	4.4	5.6	7	5.0	6.4	8
C1000	18.6	24.0	24	10.5	14.0	14
Waste heat recovery generator	0.6	0.4	3	—	—	—
Unit upgrades	0.7	0.6	3	—	—	—

Total from Microturbine Products	$66.3	69.7	611	$48.7	52.8	499
Accessories, Parts and Service	15.6	—	—	12.9	—	—

Total	$81.9	69.7	611	$61.6	52.8	499

        Sales to BPC accounted for 23% and 14% of our revenue for the years ended March 31, 2011 and 2010, respectively. Sales to Pumps and Service accounted for 18% and 4% our revenue for the years ended March 31, 2011 and 2010, respectively. Sales to Aquatec accounted for 4% and 14% of our revenue for the years ended March 31, 2011 and 2010, respectively.

        Gross Loss.    Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was $0.5 million, or 1% of revenue, for Fiscal 2011 compared to a gross loss of $8.4 million, or 14% of revenue, for Fiscal 2010. The improvement in gross loss of $7.9 million was the result of $10.2 million related to a change in product mix. In addition, we sold more microturbine products and increased parts and FPP sales during Fiscal 2011. The C200 and C1000 series systems had better margins than in the same period last year as a result of higher average selling prices and lower direct materials costs. The $10.2 million improvement in gross loss related to product mix was offset by an increase in production and service center labor and overhead expenses of $1.5 million and warranty expense of $0.8 million. Management has implemented certain initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

        Production and service center labor and overhead expense increased $1.5 million during Fiscal 2011 compared to Fiscal 2010 as the result of part shortages and service center repairs of the C200 and C1000 Series products.

        Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.8 million reflects an increase in the standard warranty provision of $1.5 million as a result of higher sales volume during Fiscal 2011 compared to the prior year period. In addition, it also reflects a decrease of $0.7 million in the warranty expense relating to a benefit in reliability repair program reductions in Fiscal 2011.

        Research and Development Expenses.    R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. We had R&D expenses of approximately $7.0 million during each of Fiscal 2011 and Fiscal 2010. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants and Carrier funding. There were approximately $0.9 million of such benefits for Fiscal 2011 and $1.7 million of such benefits for Fiscal 2010. During Fiscal 2011, benefits from cost-sharing programs decreased $0.8 million, offset by lower spending for salaries of $0.4 million and consulting expense of $0.4 million. The Carrier cost-sharing program concluded in June 2009. Cost-sharing programs vary from period to period depending on the phases of the programs. Management expects R&D costs in Fiscal 2012 to be slightly higher than in Fiscal 2011.

        Selling, General and Administrative ("SG&A") Expenses.    SG&A expenses decreased $2.2 million, or 8%, to $26.2 million for Fiscal 2011 from $28.4 million for Fiscal 2010. The net decrease in SG&A expenses was comprised of lower consulting expense of $1.3 million, salaries of $0.9 million and professional services expense, including legal, bank fees, and insurance of $0.9 million, offset by an increase of $0.5 million in facilities expense and $0.4 million in travel expense. Management expects SG&A expenses in Fiscal 2012 to be higher than in Fiscal 2011 as we refine our distribution channels and advance general and administrative key initiatives.

        Other Income.    Other income was $32,000 during Fiscal 2011. This other income was primarily the result of our closure of certain offices that we held in Italy.

        Interest Income.    Interest income decreased $4,000, or 50%, to $4,000 for Fiscal 2011 from $8,000 for Fiscal 2010. The decrease in interest income was attributable to a general decline in market interest rates that resulted in lower yields earned on our cash and cash equivalents in comparison to interest income in the same period last year. Management expects interest income in Fiscal 2012 to be higher than in Fiscal 2011 as we continue to invest cash from our operations.

        Interest Expense.    Interest expense increased $0.2 million, or 29%, to $0.9 million for Fiscal 2011 from $0.7 million for Fiscal 2010. The increased interest expense resulted from higher average balances outstanding under the revolving Credit Facility. As of March 31, 2011, we had total debt of $7.1 million outstanding under the revolving Credit Facility.

        Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability decreased $19.2 million, or 84%, to a charge of $3.7 million for Fiscal 2011 from a charge of $22.9 million for Fiscal 2010. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises, revaluing the warrant liability based on the Monte–Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock in an active market. The revaluation of the warrant liability has no impact on our cash balances.

        Income Tax Provision.    Income taxes during Fiscal 2011 increased $0.3 million to a tax expense of $0.2 million from a tax benefit of $0.1 million during Fiscal 2010. The increase in income taxes was related to foreign taxes of $0.5 million reduced by a R&D tax credit of $0.2 million that was received during Fiscal 2010. The effective income tax rate of .63% differs from the federal and state blended statutory rate of 39.51% primarily as a result of recording taxable losses. At March 31, 2011, we had federal and state net operating loss carryforwards of approximately $576.7 million and $301.6 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $231.0 million at March 31, 2011 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2010, the net deferred tax asset was fully reserved.

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

        Overall microturbine product shipments were slightly higher during Fiscal 2010 compared to Fiscal 2009 totaling 499 units (52.8 megawatts) and 494 units (34.1 megawatts) respectively. Megawatts shipped and revenue during Fiscal 2010 increased as a result of the introduction of our new TA100, C200 and C1000 Series product lines. The average revenue per unit increased to $98,000 in Fiscal 2010 compared to $66,000 per unit for Fiscal 2009 year because of the benefit of a full twelve months of sales of higher priced C200 and C1000 Series systems, which were introduced during Fiscal 2009.

        The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

        The following table summarizes our revenue (revenue amounts in millions):

	Years Ended March 31,
	2010			2009
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$6.9	5.0	161	$4.0	3.1	104
C65	17.4	17.7	272	23.8	24.4	375
TA100	1.2	1.1	11	—	—	—
C200	4.9	5.6	28	1.4	1.8	9
C600	2.8	3.0	5	1.0	1.2	2
C800	5.0	6.4	8	1.1	1.6	2
C1000 Series	10.5	14.0	14	1.1	2.0	2

Total from Microturbine Products	$48.7	52.8	499	$32.4	34.1	494
Accessories, Parts and Service	12.9	—	—	11.5	—	—

Total	$61.6	52.8	499	$43.9	34.1	494

        Sales to BPC accounted for 14% and 13% of revenues for the year ended March 31, 2010 and 2009, respectively. Sales to Aquatec accounted for 14% and 5% of our revenue for the years ended March 31, 2010 and 2009, respectively. Sales to UTC accounted for 0.2% and 7% of revenue for year ended March 31, 2010 and 2009, respectively.

        Gross Loss.    The gross loss was $8.4 million, or 14% of revenue, during Fiscal 2010 compared to $5.3 million, or 12% of revenue, during Fiscal 2009. The increase of $3.1 million in gross loss was the result of increased warranty expense of $2.3 million, increased inventory charges of $1.2 million and $0.6 million related to a change in product mix as we sold more C200 and C1000 Series systems in

Fiscal 2010, which had a lower margin in Fiscal 2010 than our overall average margin mix from Fiscal 2009, as a result of low introductory pricing and initially higher than planned product cost. This was offset by a decrease in our production and service center overhead of $1.0 million.

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

        The increase in inventory charges of $1.2 million was because of charges related to scrap in the manufacturing process of the C200 and C1000 Series products. These charges were offset by decreased production and service center overhead of $1.0 million. The reduction in overhead was a result of our production cost reduction efforts, primarily related to the decrease in manufacturing personnel.

        Research and Development Expenses.    R&D expenses during Fiscal 2010 decreased $1.1 million, or 14%, to $7.0 million from $8.1 million during Fiscal 2009. R&D expenses are reported net of benefits from cost-sharing programs, such as the DOE grant and Carrier funding. There were approximately $1.7 million of such benefits during Fiscal 2010 and $8.1 million of such benefits during Fiscal 2009. There were no in-kind services performed under the cost-sharing programs during Fiscal 2010. In-kind services performed during Fiscal 2009 were valued at $0.2 million and recorded as consulting expenses. The overall decrease in R&D expenses of $1.1 million resulted from decreased spending for consulting expenses of $2.4 million, supplies of $2.4 million, salary expense of $1.3 million, facilities expense of $1.3 million and travel expense of $0.1 million, offset by reduced Carrier funding benefits of $6.4 million for the cost-sharing program, which concluded in June 2009. Cost-sharing programs vary from period to period depending on the phases of the programs.

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

        Change in Fair Value of Warrant Liability.    The change in fair value of warrant liability was a charge of $22.9 million during Fiscal 2010. There was no change in fair value of warrant liability during Fiscal 2009. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of revaluing the warrant liability, impacted primarily by the quoted price of the Company's common stock in an active market. This revaluation has no impact on the Company's cash balances.

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

  Amounts in thousands, except per share data

	Year Ended March 31, 2011				Year Ended March 31, 2010
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$22,757	$24,159	$18,922	$16,052	$16,321	$15,986	$15,522	$13,725
Cost of goods sold	23,827	23,233	18,803	16,564	18,713	16,204	18,520	16,562

Gross margin (loss)	(1,070)	926	119	(512)	(2,392)	(218)	(2,998)	(2,837)
Operating costs and expenses:
R&D	2,000	1,424	2,040	1,522	1,957	1,965	2,271	761
SG&A	7,197	5,959	6,611	6,436	7,887	7,433	6,840	6,223

Loss from operations	(10,267)	(6,457)	(8,532)	(8,470)	(12,236)	(9,616)	(12,109)	(9,821)
Net income (loss)	$(28,839)	$(8,098)	$(1,925)	$392	$(12,931)	$(7,170)	$(31,881)	$(15,259)

Net loss per common share—basic and diluted	$(0.12)	$(0.03)	$(0.01)	$(0.00)	$(0.05)	$(0.04)	$(0.17)	$(0.08)

Liquidity and Capital Resources

        Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the year ended March 31, 2012 include approximately $0.6 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

        Our cash and cash equivalent balances decreased $13.8 million during the year ended March 31, 2011, compared to an increase of $27.8 million during the year ended March 31, 2010. The cash was generated from or used in:

        Operating Activities.    During the year ended March 31, 2011, we used $21.9 million in cash in our operating activities, which consisted of a net loss for the period of $38.5 million, offset by non-cash adjustments (primarily change in fair value of warrant liability, employee stock-based compensation, depreciation and amortization, warranty and inventory charges) of $13.8 million and cash generated from working capital of $2.8 million. During the year ended March 31, 2010, operating cash usage was $34.6 million, which consisted of a net loss for the period of $67.2 million and cash used for working capital of $1.3 million offset by non-cash adjustments of $33.9 million.

        During the year ended March 31, 2011, an additional $4.1 million in cash was generated from working capital compared to the year ended March 31, 2010. The increase in cash generated from working capital during the year ended March 31, 2011 reflects the following:

  •
  An increase in accounts receivable of $1.1 million during the year ended March 31, 2011 compared to an increase in accounts receivable of $7.8 million during the year ended March 31, 2010. The change in accounts receivable decreased $6.7 million during the year ended March 31, 2011 compared to the year ended March 31, 2010 because of the timing of collections and higher sales occurring at the end of the period.

  •
  An increase in accounts payable and accrued expenses of $5.0 million during the year ended March 31, 2011 compared to an increase in accounts payable and accrued expenses of $4.1 million during the year ended March 31, 2010. The change in accounts payable and accrued expenses increased $0.9 million during the year ended March 31, 2011 compared to the year ended March 31, 2010 primarily because of an increase in inventory purchases as a result of higher unit shipments.

  •
  No change in other current liabilities during the year ended March 31, 2011 compared to a decrease in other current liabilities of $0.8 million during the year ended March 31, 2010. Other current liabilities during the year ended March 31, 2011 remained stable as certain Carrier Corporation Development Agreement milestones were completed during the first quarter of Fiscal 2010.

  •
  A decrease in accrued warranty reserve of $2.0 million during the year ended March 31, 2011 compared to a decrease in accrued warranty reserve of $2.6 million during the year ended March 31, 2010. The change in accrued warranty reserve decreased $0.6 million during the year ended March 31, 2011 compared to the year ended March 31, 2010 because of lower warranty costs incurred in the current year for our C200 and C1000 Series systems.

  •
  An increase in deferred revenues of $0.2 million during the year ended March 31, 2011 compared to a decrease in deferred revenues of $0.3 million during the year ended March 31, 2010. The change in deferred revenues increased $0.5 million during the year ended March 31, 2011 compared to the year ended March 31, 2010 because of an increase in advanced payments from our comprehensive FPP service programs compared to the same period last year.

  •
  An increase in prepaid expenses and other current assets of $0.9 million during the year ended March 31, 2011 compared to a decrease in prepaid expenses and other current assets of $0.3 million during the year ended March 31, 2010. The change in prepaid expenses and other current assets increased $1.2 million during the year ended March 31, 2011 compared to the year ended March 31, 2010 because of prepaid inventory held at vendor sites for which title remains with the vendor.

  •
  A decrease in inventory of $1.8 million during the year ended March 31, 2011 compared to a decrease in inventory of $6.1 million during the year ended March 31, 2010. Management initiatives to reduce inventory resulted in further reductions in inventory levels.

        Investing Activities—Net cash used in investing activities of $2.3 million during the year ended March 31, 2011 relates to restricted cash of $1.3 million held as additional security for the Credit Facility (defined below). In addition, we used $1.0 million for the acquisition of fixed assets during the year ended March 31, 2011. We used $2.0 million for the acquisition of fixed assets during the year ended March 31, 2010.

        Financing Activities—During Fiscal 2011, we generated $10.4 million from financing activities compared to cash generated during Fiscal 2010 of $64.4 million. The funds generated from financing activities in Fiscal 2011 were primarily the result of the March 2011 warrant exercise transaction described below.

        Effective March 9, 2011, we entered into warrant exercise agreements with (i) the only two holders (the "2009 Holders") of warrants to purchase an aggregate of 3,612,717 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), issued by the Company on May 7, 2009 (the "2009 Warrants") (ii) one holder (the "2008 Holder") of warrants to purchase an aggregate of 392,191 shares of Common Stock issued by the Company on September 23, 2008 (the "2008 Warrants") and (iii) four holders (the "2007 Holders") of warrants to purchase an aggregate of 8,468,323 shares of Common Stock issued by the Company on January 24, 2007 (the "2007 Warrants"). Pursuant to the Warrant Exercise Agreements, the 2009 Holders agreed to exercise the 2009 Warrants at the existing exercise price of $0.95 per share in exchange for a fee of an aggregate amount of approximately $1.0 million, the 2008 Holder agreed to exercise the 2008 Warrants at the existing exercise price of $1.60 per share in exchange for a fee of an aggregate amount of approximately $156,876 and the 2007 Holders agreed to exercise the 2007 Warrants at the existing exercise price of $1.17 per share in exchange for a fee of an aggregate amount of approximately $1.2 million. The net proceeds to the Company in connection with the exercise of the 2009 Warrants, the 2008 Warrants and the 2007 Warrants, after deducting expenses of approximately $0.4 million, is approximately $11.2 million. Immediately prior to the exercise of these warrants, we revalued the warrants and recorded a charge of $6.9 million to operations during the three months ended March 31, 2011. In connection with the induced exercise of the warrants, we modified the warrant agreements, which resulted in a reduction of the charge to operations by $1.0 million during the three months ended March 31, 2011. The exercise of these warrants resulted in a reduction of the warrant liability of $9.7 million.

        The funds generated from financing activities during Fiscal 2010 were primarily the result of an underwritten offering, a warrant exercise transaction and issuance of new warrants and a registered offering of our common stock and warrants, which were completed effective February 24, 2010, September 17, 2009 and May 7, 2009, respectively. The underwritten offering resulted in gross proceeds of approximately $46.0 million and proceeds net of direct transaction costs of $42.4 million. The exercise of warrants and issuance of new warrants in September 2009 resulted in gross proceeds of approximately $6.5 million and $0.4 million, respectively. The offering of our common stock and warrants in May 2009 resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million.

        Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $40,000 of net cash generated during Fiscal 2011, compared with $0.1 million of net cash during Fiscal 2010. During Fiscal 2011 and Fiscal 2010, we generated additional financing from the Credit Facility by drawing down our line of credit when funds were available.

        We maintain two Credit and Security Agreements (the "Agreements") with Wells Fargo. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the

"Credit Facility"). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner. As of March 31, 2011 and 2010, $7.1 million and $7.6 million in borrowings were outstanding, respectively, under the Credit Facility.

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

        Several times since entering into the Agreements, we were in noncompliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default and waiver.

        As a result of our non-compliance with the financial covenant in the Agreements regarding our net income as of March 31, 2010, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. In addition, as a condition of the further amendment of the Agreements, Wells Fargo restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility.

        On June 29, 2010, we entered into an amendment to the Agreements with Wells Fargo to amend the financial covenant related to capital expenditures by adding a limitation on expenditures for Fiscal 2011. Under the terms of this amendment, we may not incur or contract to incur capital expenditures of more than (i) $4.5 million in the aggregate during Fiscal 2011, and (ii) zero for each subsequent year until the Company and Wells Fargo agree on limits on capital expenditures for subsequent periods based on management's projections for such periods.

        On November 9, 2010, we entered into an amendment to the Agreements with Wells Fargo to provide for the release by Wells Fargo of the $5.0 million in cash restricted since June 2010 upon the Company's satisfaction of certain conditions. During Fiscal 2011, Wells Fargo released $3.7 million of the restricted cash.

        On March 25, 2011 we entered into a an amendment to the Agreements that allows the Company to form one wholly-owned subsidiary in each of Singapore and the United Kingdom provided that the amount of cash and cash equivalents that may be held by, or invested in each such subsidiary is within certain agreed upon limits. This amendment also provides that, if requested by Wells Fargo, the Company will grant Wells Fargo a security interest in 65% of the equity interests of each subsidiary to secure indebtedness under the Agreements.

        As of March 31, 2011, we determined that we were not in compliance with one of the financial covenants in the Agreements regarding our net income. On June 9, 2011, we entered into an amendment to the Agreements which provided a waiver of our noncompliance with the financial covenant as of March 31, 2011, and removed the net worth financial covenant for future periods. Additionally, this amendment also set the financial covenants for Fiscal 2012 and authorized the release of the remaining $1.3 million of restricted cash.

        If we had not obtained the waivers and amended the Agreements as described above, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Agreements for the next twelve months.

        Although we have made progress on direct material cost reduction efforts, we were behind schedule in reducing costs at the end of Fiscal 2011. Further, we have not been able to fully achieve our planned number of product shipments partly as a result of shortages from certain key suppliers. If we are unable to improve our performance in the areas discussed above and successfully meet our financial covenant, we may need to raise additional funds in the near term. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced (on a fully diluted basis in the case of convertible securities). In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

        Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. We have substantial accounts receivable as evidenced by days sales outstanding, or DSO, of 78 days as of March 31, 2011. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the recession in economic activity.

        Should we be unable to execute our plans or obtain additional financing that might be needed if our cash needs change, we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contractual Obligations and Commercial Commitments

        At March 31, 2011, our commitments under notes payable, capital leases and non-cancelable operating leases were as follows:

	Payment Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in Thousands)
Contractual Obligations:
Capital Lease Obligations	$297	$214	$80	$3	$—
Operating Lease Obligations	$4,521	$1,792	$1,551	$1,178	$—
Revolving Credit Facility	$7,080	$7,080	$—	$—	$—

        As of March 31, 2011, we had firm commitments to purchase inventories of approximately $21.5 million through Fiscal 2014. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

        As of March 31, 2011, we agreed to purchase for cash any remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and was not considered excess or obsolete and to acquire certain TA100 manufacturing equipment. On April 28, 2011, we purchased $2.3 million of the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the manufacturing equipment.

        Agreements we have with some of our distributors require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in product technology could result and yield costs if significant amounts of inventory are held at distributors. As of March 31, 2011, no significant inventories were held at distributors.

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

Impact of Recently Issued Accounting Standards

        In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-17, Revenue Recognition—Milestone Method ("ASU 2010-17"). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement.

Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

        In September 2009, the FASB issued updated guidance of Accounting Standards Codification ("ASC") 605, "Revenue Recognition," for establishing the criteria for separating consideration in multiple element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor specific evidence or other third party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

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

Interest

        As of March 31, 2011, we had $7.1 million outstanding under our Credit Facility. A hypothetical 2% change in interest rates would not have any effect on our payments because interest on our Credit Facility balance of $7.1 million as of March 31, 2011 would still be lower than the minimum interest payment of approximately $31,000 each calendar month payable pursuant to the Credit Facility.

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

        In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2011 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2011. Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued a report on the Company's internal control over financial reporting. The report of Deloitte & Touch LLP follows. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the three month period ended March 31, 2011 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the internal control over financial reporting of Capstone Turbine Corporation and subsidiaries (the "Company") as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2011 of the Company and our report dated June 14, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding Capstone Turbine Corporation's adoption of the guidance in FASB ASC Topic 815—Derivatives and Hedging, effective April 1, 2009.

/s/DELOITTE & TOUCHE LLP
Los Angeles, California
June 14, 2011

Item 9B.    Other Information.

        On June 9, 2011, our Board of Directors unanimously approved a second amendment (the "Second Amendment") to the Rights Agreement, dated July 7, 2005, between the Company and Mellon Investor Services LLC (as amended, the "Rights Agreement"). The Rights Agreement, as amended, will be submitted for approval by the Company's stockholders at the 2011 annual meeting of stockholders.

        The Second Amendment adds an additional "sunset provision," which provides that the Rights Agreement will expire on the 30th day after the 2014 annual meeting of stockholders unless continuation of the Rights Agreement is approved by the stockholders at that meeting. The Second Amendment also provides for an update to the definition of "Beneficial Owner" to include derivative interests in the calculation of a stockholder's ownership. In addition, the Second Amendment clarifies the manner in which the exchange provision of the Rights Agreement shall be effected.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Information contained under the caption "Proposal 1: Election of Directors to the Board of Directors" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Executive Officers

        Information contained under the caption "Executive Officers of the Company" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

        Information contained under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Code of Ethics

        Information contained under the caption "Other Information—Code of Business Conduct and Code of Ethics" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Stockholder Nominees

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Director Recommendation and Nomination Process" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Audit and Compliance Committee

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Board Committees—Audit Committee" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information contained under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        Information contained under the caption "Securities Authorized for Issuance under Equity Compensation Plans" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

        Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information contained under the captions "Other Information—Related Person Transactions Policies and Procedures" and "Governance of the Company and Practices of the Board of Directors—Board of Directors; Leadership Structure" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information contained under the caption "Fees and Services of the Independent Registered Public Accounting Firm" included in our proxy statement relating to our 2011 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
1. and 2.    Financial statements and financial statement schedule

        The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a)
3.    Index to Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)
2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011
2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(b)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation(c)
4.1	Specimen stock certificate(d)
4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(e)
4.3	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(f)
4.4	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(e)
4.5	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)
4.6	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC
4.7	Form of Warrant issued to investors in the September 2009 Warrant Exchange Transaction(h)
4.8	Form of Warrant issued to investors in the 2009 registered direct offering(i)
4.9	Form of Warrant issued to investors in the 2008 registered direct offering(j)
4.10	Form of Warrant issued to investors in the 2007 registered direct offering(k)
10.1	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(l)
10.2	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(l)

Exhibit Number		Description
10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(m)
10.4		Lease between Capstone Turbine Corporation and AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(n)
10.5	*	1993 Incentive Stock Option Plan(o)
10.6	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan(p)
10.7	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 9, 2009(q)
10.8	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 11, 2008(r)
10.9	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(s)
10.10	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(t)
10.11	*	Deferred Compensation Plan of Capstone Turbine Corporation(u)
10.12	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(v)
10.13		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(p)
10.14		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011
10.15		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2009 registered direct offering(i)
10.16		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2008 registered direct offering(j)
10.17		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the September 2009 Warrant Exchange Transaction(h)
10.18		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the March 2011 Warrant Exchange Transaction(w)
10.19		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(x)
10.20		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(x)
10.21		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(x)
10.22		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(y)
10.23		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(t)

Exhibit Number		Description
10.24		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(z)
10.25		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(aa)
10.26		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(bb)
10.27		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011
10.28	*	Capstone Turbine Corporation Executive Performance Incentive Plan(cc)
10.29	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(dd)
10.30	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(dd)
10.31	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(dd)
10.32	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(x)
10.33	*	Amended and Restated Change of Control Severance Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(x)
10.34	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(ee)
10.35	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(ee)
10.36	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(ee)
10.37	*	Form of Inducement Stock Option Agreement(ff)
10.38	*	Form of Inducement Restricted Stock Unit Agreement(ff)
14.1		Code of Business Conduct(gg)
14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(gg)
21		Subsidiary List
23		Consent of Independent Registered Public Accounting Firm
24		Power of Attorney (included on the signature page of this Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).

(b)
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

(m)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 000-15957).

(n)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on August 17, 2009 (File No. 000-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1, dated March 22, 2000 (File No. 333-33024).

(p)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(q)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2009 (File No. 001-15957).

(r)
Incorporated by reference to Appendix B to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(s)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(t)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-15957).

(u)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated July 31, 2001 (File No. 333-66390).

(v)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (File No. 001-15957).

(w)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 10, 2011 (File No. 000-15957).

(x)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(y)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2009 (File No. 001-15957).

(z)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 1, 2010 (File No. 000-15957).

(aa)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on November 12, 2010 (File No. 000-15957).

(bb)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 25, 2011 (File No. 000-15957).

(cc)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(dd)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(ee)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(ff)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049)

(gg)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

*
Management contract or compensatory plan or arrangement

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2011 and 2010	F-3
For the years ended March 31, 2011, 2010 and 2009:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2011, 2010 and 2009:
Schedule II—Valuation and Qualifying Accounts	F-41

        Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiaries (the "Company") as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capstone Turbine Corporation and subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company changed its method of accounting for warrants with anti-dilution provisions with the adoption of the guidance in FASB ASC Topic 815—Derivatives and Hedging, effective April 1, 2009.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Los Angeles, California
June 14, 2011

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2011	March 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$33,456	$47,270
Accounts receivable, net of allowance for doubtful accounts of $212 at March 31, 2011 and $121 at March 31, 2010	19,329	18,464
Inventories	19,267	19,645
Prepaid expenses and other current assets	2,369	1,335

Total current assets	74,421	86,714

Property, plant and equipment, net	5,939	8,247
Non-current portion of inventories	1,454	3,588
Intangible assets, net	3,574	4,643
Restricted cash	1,250	—
Other assets	381	254

Total	$87,019	$103,446

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$20,292	$15,338
Accrued salaries and wages	1,555	1,741
Accrued warranty reserve	1,081	1,036
Deferred revenue	1,153	923
Revolving credit facility	7,080	7,571
Current portion of notes payable and capital lease obligations	214	161
Warrant liability	20,772	26,803
Other current liabilities	—	3,026

Total current liabilities	52,147	56,599

Long-term portion of notes payable and capital lease obligations	83	141
Other long-term liabilities	309	274
Commitments and contingencies (Note 11)	—	—
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 259,544,911 shares issued and 258,595,291 shares outstanding at March 31, 2011; 243,015,511 shares issued and 242,119,402 shares outstanding at March 31, 2010	260	243
Additional paid-in capital	747,962	721,408
Accumulated deficit	(712,648)	(674,178)
Treasury stock, at cost; 949,620 shares at March 31, 2011 and 896,109 shares at March 31, 2010	(1,094)	(1,041)

Total stockholders' equity	34,480	46,432

Total	$87,019	$103,446

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2011	2010	2009
Revenue	$81,890	$61,554	$43,949
Cost of goods sold	82,427	69,999	49,277

Gross loss	(537)	(8,445)	(5,328)
Operating expenses:
Research and development	6,986	6,954	8,125
Selling, general and administrative	26,203	28,383	28,628

Total operating expenses	33,189	35,337	36,753

Loss from operations	(33,726)	(43,782)	(42,081)
Other income	32	—	—
Interest income	4	8	515
Interest expense	(873)	(673)	(69)
Change in fair value of warrant liability	(3,667)	(22,853)	—

Loss before income taxes	(38,230)	(67,300)	(41,635)
(Benefit) provision for income taxes	240	(59)	82

Net loss	$(38,470)	$(67,241)	$(41,717)

Net loss per common share—basic and diluted	$(0.16)	$(0.34)	$(0.25)

Weighted average shares used to calculate basic and diluted net loss per common share	245,941	199,579	164,462

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock				Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2008	148,238,852	148	626,952	(573,383)	660,541	(664)	53,053
Purchase of treasury stock	—	—	—	—	157,399	(298)	(298)
Vested restricted stock awards	691,174	1	(1)	—	—	—	—
Stock-based compensation	—	—	3,320	—	—	—	3,320
Exercise of stock options and employee stock purchases	1,197,582	1	2,411	—	—	—	2,412
Stock awards to Board of Directors	102,886	—	101	—	—	—	101
Warrants exercised	3,172,367	3	4,121	—	—	—	4,124
Issuance of common stock, net of issuance costs	21,485,660	22	29,453	—	—	—	29,475
Net loss	—	—	—	(41,717)	—	—	(41,717)

Balance, March 31, 2009	174,888,521	175	666,357	(615,100)	817,940	(962)	50,470
Purchase of treasury stock	—	—	—	—	78,169	(79)	(79)
Vested restricted stock awards	786,389	1	(1)	—	—	—	—
Stock-based compensation	—	—	4,560	—	—	—	4,560
Exercise of stock options and employee stock purchases	246,857	—	213	—	—	—	213
Stock awards to Board of Directors	57,532	—	66	—	—	—	66
Cumulative effect of adoption of new accounting pronouncement	—	—	(14,750)	8,163	—	—	(6,587)
Warrants exercised	7,225,434	7	15,012	—	—	—	15,018
Issuance of common stock, net of issuance costs	58,260,391	58	48,155	—	—	—	48,214
Issuance of common stock for Calnetix Power Solutions acquisition	1,550,387	2	1,796	—	—	—	1,798
Net loss	—	—	—	(67,241)	—	—	(67,241)

Balance, March 31, 2010	243,015,511	$243	$721,408	$(674,178)	896,109	$(1,041)	$46,432
Purchase of treasury stock	—	—	—	—	53,511	(53)	(53)
Vested restricted stock awards	742,460	1	(1)	—	—	—	—
Stock-based compensation	—	—	2,318	—	—	—	2,318
Exercise of stock options and employee stock purchases	72,842	—	74	—	—	—	74
Stock awards to Board of Directors	109,554	—	100	—	—	—	100
Warrants exercised	12,473,231	13	20,968	—	—	—	20,981
Issuance of common stock for Calnetix Power Solutions acquisition, net of issuance costs	3,131,313	3	3,095	—	—	—	3,098
Net loss	—	—	—	(38,470)	—	—	(38,470)

Balance, March 31, 2011	259,544,911	$260	$747,962	$(712,648)	949,620	$(1,094)	$34,480

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net loss	$(38,470)	$(67,241)	$(41,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,823	3,496	2,959
Amortization of deferred financing costs	193	83	10
Interest expense on second funding liability	55	35	—
Provision for allowance for doubtful accounts	231	172	15
Inventory write-down	1,123	1,238	786
Provision (benefit) for warranty expenses	2,089	1,336	(944)
Loss on disposal of equipment	213	30	7
Stock-based compensation	2,418	4,626	3,421
Change in fair value of warrant liability	3,667	22,853	—
Changes in operating assets and liabilities:
Accounts receivable	(1,096)	(7,765)	(4,118)
Inventories	1,764	6,069	(14,355)
Prepaid expenses and other assets	(910)	348	144
Accounts payable and accrued expenses	4,966	4,134	3,645
Accrued salaries and wages and long term liabilities	(151)	(335)	368
Accrued warranty reserve	(2,044)	(2,644)	(1,303)
Deferred revenue	230	(248)	391
Other current liabilities	—	(815)	(4,843)

Net cash used in operating activities	(21,899)	(34,628)	(55,534)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,047)	(2,002)	(6,754)
Proceeds from disposal of equipment	—	—	20
Changes in restricted cash	(1,250)	—	33

Net cash used in investing activities	(2,297)	(2,002)	(6,701)

Cash Flows from Financing Activities:
Net (repayment) proceeds from revolving credit facility	(491)	3,917	3,654
Payment of deferred financing costs	—	(186)	(202)
Repayment of notes payable and capital lease obligations	(448)	(80)	(16)
Net proceeds from employee stock-based transactions	39	138	2,114
Net proceeds from issuance of common stock and warrants	—	54,089	29,475
Proceeds from exercise of common stock warrants	11,282	6,503	4,124

Net cash provided by financing activities	10,382	64,381	39,149

Net increase (decrease) in Cash and Cash Equivalents	(13,814)	27,751	(23,086)
Cash and Cash Equivalents, Beginning of Year	47,270	19,519	42,605

Cash and Cash Equivalents, End of Year	$33,456	$47,270	$19,519

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$624	$540	$29
Income taxes	$—	$80	$2
Cash received during the period for income tax refund	$222	$381	—

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

Supplemental Disclosures of Non-Cash Information:

        During the years ended March 31, 2011 and 2010, the Company issued 3,131,313 and 1,550,387 shares of common stock, respectively, to Calnetix Power Solutions, Inc. in connection with the acquisition of the Calnetix microturbine generator product line. See Note 14—Acquisition, for tangible and intangible assets acquired and details of the acquisition.

        In connection with the March 9, 2011 exercise of warrants, the Company recorded $11.2 million to additional paid-in capital to settle the warrant liability.

        In connection with the September 17, 2009 exercise of warrants, the Company recorded $8.5 million to additional paid-in capital to settle the warrant liability.

        In connection with the May 7, 2009 issuance of common stock and warrants, the Company recorded $5.5 million to warrant liability to record the fair value of the warrants on the date of issuance.

        During the year ended March 31, 2011, the Company incurred $443 thousand of insurance contracts financed by notes payable. There were no insurance contracts financed by notes payable during the years ended March 31, 2010 and 2009.

        During the year ended March 31, 2010, the Company incurred $224 thousand of capital expenditures that were funded by capital lease borrowings. There were no capital expenditures funded by capital lease borrowings during the years ended March 31, 2011 and 2009.

        Included in accounts payable at March 31, 2011, 2010 and 2009 is $78 thousand, $91 thousand, and $371 thousand of fixed asset purchases, respectively.

        During the years ended March 31, 2010 and 2009, the Company purchased fixed assets in consideration for the issuance of a note payable of $117 thousand and $40 thousand, respectively. There were no fixed assets purchased with a note payable during the year ended March 31, 2011.

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

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

        The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings. As of March 31, 2011, the Company had $106.4 million, or 669 units, in backlog, all of which are expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), some of which are beyond the Company's control and can affect the Company's revenue and backlog. Although the Company has made progress on direct material cost reduction efforts, the Company was behind schedule in reducing costs at the end of Fiscal 2011. Further, the Company has not been able to fully achieve its planned number of product shipments partly as a result of shortages from certain suppliers. If the Company is unable to improve its performance in the areas discussed above and meet its financial covenants with Wells Fargo as further described under Note 10—Revolving Credit Facility in this Form 10-K, the Company may need to raise additional funds in the near term. The Company could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that might be needed if the Company's cash needs change, the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        The consolidated financial statements include the accounts of the Company, Capstone Turbine Singapore Pte., Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

        The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2011.

2. Summary of Significant Accounting Policies

        Cash Equivalents    The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Restricted Cash    As of March 31, 2011, the Company maintained $1.3 million as additional security for its line of credit with Wells Fargo. See Note 10—Revolving Credit Facility, for discussion of the line of credit with Wells Fargo.

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

        Depreciation and Amortization    Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Leasehold improvements are amortized over the period of the lease or the estimated useful lives of the assets, whichever is shorter. Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method with the exception of the backlog of 100 kW microturbines ("TA100") acquired from Calnetix Power Solutions, Inc. ("CPS"). Purchased backlog is amortized based on unit sales.

        Long-Lived Assets    The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2011 and determined that the estimated undiscounted cash flows of the long-lived assets exceeded the carrying value of the assets and no write-down was necessary. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. See Note 5—Intangible Assets.

        The estimation of future cash flows requires significant estimates of factors that include future sales growth and gross margin performance. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast the carrying value of our asset groups may prove to be unrecoverable and we may incur impairment charges in the future.

        Deferred Revenue    Deferred revenue consists of deferred product and service revenue and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company's revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Revenue    The Company's revenue consists of sales of products, parts and accessories and service, net of discounts. Capstone's distributors purchase products and parts for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning repair and maintenance service. The Company's standard terms of sales to distributors and direct end-users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by Capstone except for warranties provided on the products and parts sold. Revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectibility is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Service performed by the Company has consisted primarily of commissioning and time and materials based contracts. The time and materials contracts are usually related to out-of-warranty units. Service revenue derived from time and materials contracts is recognized as performed. The Company also provides maintenance service contracts to customers of its existing install base. The maintenance service contracts are agreements to perform certain agreed-upon service to maintain a product for a specified period of time. Service revenue derived from maintenance service contracts is recognized on a straight-line basis over the contract period. The Company occasionally enters into agreements that contain multiple elements, such as sale of equipment, installation, engineering and/or service. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand- alone value to the customer, the Company's estimated selling price of each element is known and customer acceptance provisions, if any, have occurred. The Company allocates the total contract value among each element based on their relative selling prices.

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

        Research and Development ("R&D") The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $0.9 million, $1.7 million and $8.1 million for the years ended March 31, 2011, 2010 and 2009, respectively.

        Income Taxes    Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and income tax basis of assets and liabilities. Such deferred income tax

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

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

        Risk Concentrations    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held in institutions periodically exceeds amounts insured by the Federal Deposit Insurance Corporation. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

        The Company sells microturbines and related parts and service. Sales to Banking Production Centre ("BPC"), one of the Company's Russian distributors, and Pumps and Service Company ("Pumps and Service"), one of the Company's domestic distributors, accounted for 23% and 18%, respectively, of revenue for the year ended March 31, 2011. Sales to BPC accounted for 23%, 14% and 13% of the Company's revenue for the years ended March 31, 2011, 2010 and 2009, respectively. Sales to Pumps and Service accounted for 18%, 4% and 6% of the Company's revenue for the years ended March 31, 2011, 2010 and 2009, respectively. Sales to Aquatec-Maxcon Pty Ltd. ("Aquatec"), the Company's Australian distributor, accounted for 4%, 14% and 5% of the Company's revenue for the years ended March 31, 2011, 2010 and 2009, respectively. Additionally, BPC and Verdesis S.A. ("Verdesis"), the Company's Belgian distributor, accounted for 26% and 10%, respectively, of net accounts receivable as of March 31, 2011. BPC and Greenvironment plc, the Company's Finnish distributor, accounted for 20% and 16%, respectively, of net accounts receivable as of March 31, 2010

        Several components of the Company's products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

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

        Net Loss Per Common Share    Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2011, 2010 and 2009 were 10.1 million, 9.2 million and 9.2 million, respectively. Outstanding restricted stock units at March 31, 2011, 2010 and 2009 were 1.5 million, 1.7 million and 2.5 million, respectively. As of March 31, 2011,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

2010 and 2009, the number of warrants excluded from diluted net loss per common share computations was approximately 21.7 million, 34.1 million and 23.7 million, respectively.

        Stock-Based Compensation    Options or stock awards are recorded at their estimated fair value at the measurement date.

        Restructuring Costs    The Company did not record severance costs during Fiscal 2011. In February 2010, the Company eliminated 28 employees, or 13% of its workforce. As a result of this restructuring activity, $0.2 million in severance costs were expensed during Fiscal 2010. As of March 31, 2010, the Company had approximately $44,000 in remaining severance cost accruals recorded and scheduled for payment during the first quarter of Fiscal 2011. Beginning in December 2008 and continuing into March 2009, the Company eliminated 42 employees, or 17%, of its workforce. As a result of this restructuring activity, $0.6 million in severance costs were expensed during Fiscal 2009. As of March 31, 2009, the Company had $0.2 million in remaining severance costs accrued which were paid during the first quarter of Fiscal 2010.

        Segment Reporting    The Company is considered to be a single operating segment. The business activities of this operating segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company's customers:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
North America	$31,854	$18,382	$21,309

United States	25,630	12,950	16,708
Mexico	5,416	4,231	4,496
All others	808	1,201	105
Europe	$36,030	$23,871	$14,627

Russia	20,655	9,592	5,582
All others	15,375	14,279	9,045
Asia	$7,811	$5,325	$2,123
Australia	$3,754	$8,891	$5,232
All others	$2,441	$5,085	$658

Total Revenue	$81,890	$61,554	$43,949

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the Company's revenue by product:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
C30	$6,043	$6,888	$4,003
C65	23,377	17,406	23,779
TA100	5,121	1,208	—
C200	5,289	4,929	1,419
C600	2,172	2,801	893
C800	4,362	5,101	1,098
C1000	18,619	10,395	1,145
Waste heat recovery generator	627	—	—
Unit upgrades	704	—	—

Total from Microturbine Products	$66,314	$48,728	$32,337
Accessories, Parts and Service	15,576	12,826	11,612

Total	$81,890	$61,554	$43,949

        Substantially all of the Company's operating assets are in the United States.

        Recent Accounting Pronouncements    In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-17, Revenue Recognition—Milestone Method ("ASU 2010-17"). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

        In September 2009, the FASB issued updated guidance of Accounting Standards Codification ("ASC") 605, "Revenue Recognition," for establishing the criteria for separating consideration in multiple element arrangements. The updated guidance is effective for fiscal years beginning on or after June 15, 2010 and requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor specific evidence or other third party evidence of the selling price for the deliverables. The updated guidance also provides additional factors that should be considered when determining whether software in a

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

tangible product is essential to its functionality. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

3. Inventories

        Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following as of March 31, 2011 and 2010:

	2011	2010
	(In thousands)
Raw materials	$18,649	$19,772
Work in process	290	583
Finished goods	1,782	2,878

Total	20,721	23,233
Less non-current portion	1,454	3,588

Current portion	$19,267	$19,645

        The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of March 31, 2011 is 3.21 years. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2011 over the periods presented in the following table:

Expected Period of Use	Non-current Inventory Balance Expected to be Used
(In thousands)
13 to 24 months	$758
25 to 36 months	241
37 to 48 months	455

Total	$1,454

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment

        Property, plant and equipment as of March 31, 2011 and 2010 consisted of the following:

	2011	2010	Estimated Useful Life
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$21,635	$22,543	2 - 10 years
Leasehold improvements	9,663	9,654	10 years
Molds and tooling	4,773	4,930	2 - 5 years

	36,071	37,127
Less, accumulated depreciation	(30,132)	(28,880)

Total property, plant and equipment, net	$5,939	$8,247

        Depreciation expense for property, plant and equipment was $2.8 million, $3.2 million and $2.7 million for the years ended March 31, 2011, 2010 and 2009, respectively.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2011
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,388	$312
Technology	10 years	2,240	261	1,979
Parts and service customer relationships	5 years	1,080	252	828
TA100 customer relationships	2 years	617	360	257
Backlog	1.2 years	490	292	198
Trade name	1.2 years	69	69	—

Total		$8,196	$4,622	$3,574

	March 31, 2010
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,338	$362
Technology	10 years	2,240	37	2,203
Parts and service customer relationships	5 years	1,080	26	1,054
TA100 customer relationships	2 years	617	51	566
Backlog	1.2 years	490	91	399
Trade name	1.2 years	69	10	59

Total		$8,196	$3,553	$4,643

        Amortization expense for the intangible assets was $1.1 million, $0.3 million, and $0.3 million for the years ended March 31, 2011, 2010 and 2009.

        Expected future amortization expense of intangible assets as of March 31, 2011 is as follows:

Year Ending March 31,	Amortization Expense
(In thousands)
2012	$746
2013	489
2014	489
2015	474
2016	273
Thereafter	1,103

Total expected future amortization	$3,574

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets (Continued)

        On February 1, 2010, the Company acquired the TA100 microturbine generator product line (the "MPL") from CPS to expand the Company's microturbine product line and to gain relationships with distributors to supply the Company's products. See Note 14—Acquisition, for discussion of the MPL acquired from CPS. The acquired intangible assets include technology, parts and service customer relationships, the MPL customer relationships, backlog and trade name. These intangible assets have estimated useful lives between one and ten years. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income approach. Purchased identifiable intangible assets, except for backlog, are amortized on a straight-line basis over their respective useful lives and classified as a component of cost of goods sold or selling, general and administrative expenses based on the function of the underlying asset. Backlog is amortized on a per unit basis as the backlog units are sold and presented as a component of cost of goods sold.

        The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated ("Solar"). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $62,800, $56,000, and $52,100 were earned by Solar for the years ended March 31, 2011, 2010 and 2009, respectively. Earned royalties of approximately $17,700 and $44,600 were unpaid as of March 31, 2011 and 2010, respectively, and are included in accrued expenses in the accompanying balance sheets.

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

6. Accrued Warranty Reserve

        Changes in the accrued warranty reserve are as follows as of March 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Balance, beginning of the period	$1,036	$2,344	$4,591
Standard warranty provision	2,015	492	353
Changes for accrual related to reliability repair programs	74	844	(1,297)
Deductions for warranty claims	(2,044)	(2,644)	(1,303)

Balance, end of the period	$1,081	$1,036	$2,344

7. Income Taxes

        ASC 740, Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109) ("ASC 740"), clarifies the accounting for income taxes by

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management's evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2011 and 2010 was $2.0 million and $1.8 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2011 or March 31, 2010. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2011 and March 31, 2010 was $2.0 million and $1.8 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2011 and 2010 was $9.0 million and $9.1 million, and $7.6 million and $6.1 million, respectively.

        A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2008	$2,479
Gross decrease related to prior year tax positions	(1,177)
Gross increase related to current year tax positions	73
Lapse of statute of limitations	—

Balance at March 31, 2009	$1,375
Gross increase related to prior year tax positions	325
Gross increase related to current year tax positions	106
Lapse of statute of limitations	—

Balance at March 31, 2010	$1,806
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	167
Lapse of statute of limitations	—

Balance at March 31, 2011	$1,973

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2005. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2011. The Internal Revenue Service has initiated an examination of our United States federal income tax return for 2010. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The Company's deferred tax assets and liabilities consisted of the following at March 31, 2011 and 2010:

	2011	2010
	(In thousands)
Deferred tax assets:
Inventories	$1,213	$1,554
Warranty reserve	427	417
Deferred revenue	326	335
Net operating loss ("NOL") carryforwards	212,705	220,637
Tax credit carryforwards	16,573	16,325
Depreciation, amortization and impairment loss	3,945	3,003
Other	4,505	4,389

Deferred tax assets	239,694	246,660
Valuation allowance for deferred tax assets	(231,009)	(235,352)

Deferred tax assets, net of valuation allowance	8,685	11,308
Deferred tax liabilities:
Federal benefit of state taxes	(8,685)	(11,308)

Net deferred tax assets	$—	$—

        Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets. The change in valuation allowance for Fiscal 2011, 2010 and 2009 was $4.3 million, $28.8 million and $11.8 million, respectively.

        The Company's NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2011 were as follows (in thousands):

	Amount	Expiration Period
	(In thousands)
Federal NOL	$576,716	2011 - 2030
State NOL	$301,616	2011 - 2030
Federal tax credit carryforwards	$8,997	2011 - 2030
State tax credit carryforwards	$7,576	Indefinite

        The NOLs and federal and state tax credits can be carried forward to offset future taxable income, if any. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.6 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The federal tax credit carryforward is a research and development credit, which may be carried forward. The state tax credits consist of a research and development credit can be carried forward indefinitely.

        Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder ("Disqualifying Dispositions") provide the Company with a tax deduction equal to the difference

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

between the exercise price and the fair market value of the stock on the date of exercise. Approximately $27.7 million of the Company's federal and state NOL carryforwards as of March 31, 2011 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of approximately $10.4 million associated with these stock options would be excluded from the provision for income taxes and credited directly to additional paid-in-capital.

        A reconciliation of income tax (benefit) expense to the federal statutory rate follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Federal income tax at the statutory rate	$(12,997)	$(22,883)	$(14,194)
State taxes, net of federal effect	(1,390)	(2,749)	(1,705)
Foreign taxes	461	322	80
R&D tax credit	(367)	(4,037)	4,384
Rate change	1,541	—	—
Warrant liability	9,981	—	—
Expiring NOL	6,278	—	—
Valuation allowance	(4,343)	28,817	11,759
Other	1,076	471	(242)

Income tax (benefit) expense	$240	$(59)	$82

8. Stockholders' Equity

Stock Plans

1993 Incentive Stock Plan and 2000 Equity Incentive Plan

        In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan ("1993 Plan"). A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan. In June 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") as a successor plan to the 1993 Plan. The 2000 Plan provides for awards of up to 11,180,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued is 18,980,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee's authority includes determining the number of incentive awards and vesting provisions. As of March 31, 2011, there were 1,209,921 shares available for future grant.

        As of March 31, 2011, the Company had outstanding 3,700,000 non-qualified common stock options issued outside of the 2000 Plan. These stock options were granted at exercise prices equal to the fair market value of the Company's common stock on the grant date as inducement grants to new officers and employees of the Company. Included in the 3,700,000 options were 2,000,000 options granted to the Company's President and Chief Executive Officer, 850,000 options granted to the Company's Executive Vice President of Sales and Marketing, 650,000 options granted to the Company's former Senior Vice President of Customer Service and 200,000 options granted to the Company's Senior Vice President of Human Resources. Additionally, the Company had outstanding 87,500

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued prior to Fiscal 2008 as inducement grants to new officers of the Company. The 87,500 units consisted of 50,000 units granted to the Company's Executive Vice President of Sales and Marketing and 37,500 granted to the Company's former Senior Vice President of Customer Service. Although the options and units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan.

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

        Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date using the Black-Scholes valuation method. There were no shares issued to consultants during the year ended March 31, 2011. During the year ended March 31, 2010, the Company issued options to purchase 250,000 shares of common stock to consultants under the 2000 Plan. During the year ended March 31, 2009, the Company issued 100,000 shares of stock awards to consultants under the 2000 Plan.

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. In August 2010, the Board of Directors adopted and the stockholders approved an amendment and restatement of the Purchase Plan. The amendment and restatement includes an increase of 500,000 shares of Common Stock that will be available under the Purchase Plan and extends the term of the Purchase Plan for a period of ten years. As amended, the Purchase Plan will continue by its terms through June 30, 2020, unless terminated sooner, and will reserve for issuance a total of 1,400,000 shares of Common Stock. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee's regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question. During the fiscal years ended March 31, 2011, 2010 and 2009, the Company issued a total of 25,133, 51,313 and 55,187 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the Purchase Plan. As of March 31, 2011, there were 486,306 shares available for future grant under the Purchase Plan.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

Valuation and Expense Information

        For the fiscal years ended March 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $2.4 million, $4.6 million and $3.4 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense for the years ended March 31, 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Cost of goods sold	$209	$238	$519
Research and development	211	643	631
Selling, general and administrative	1,998	3,745	2,203
Revenue	—	—	68

Stock-based compensation expense	$2,418	$4,626	$3,421

        The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2011	2010	2009
Risk-free interest rates	3.1%	2.3%	2.4%
Expected lives (in years)	5.0	6.2	4.9
Dividend yield	—%	—%	—%
Expected volatility	97.9%	90.5%	98.7%

        The Company's computation of expected volatility for the fiscal years ended March 31, 2011, 2010 and 2009 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options' expected term. Included in the calculation of stock-based compensation expense is the Company's estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the fiscal years ended March 31, 2011, 2010 and 2009 has been reduced by estimated forfeitures. Management's estimate of forfeitures is based on historical forfeitures.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at March 31, 2010	9,183,577	$1.61
Granted	1,086,600	$1.02
Exercised	(47,709)	$1.05
Forfeited, cancelled or expired	(76,478)	$6.65

Options outstanding at March 31, 2011	10,145,990	$1.51	6.40	$5,905,451
Options fully vested at March 31, 2011 and those expected to vest beyond March 31, 2011	9,911,678	$1.52	6.34	$5,722,606
Options exercisable at March 31, 2011	7,828,038	$1.65	5.80	$4,082,239

        The weighted average per share grant date fair value of options granted during the fiscal years ended March 31, 2011, 2010 and 2009 was $1.02, $0.95 and $1.02, respectively. The total intrinsic value of option exercises during the fiscal years ended March 31, 2011, 2010 and 2009, was approximately $35,000, $0.1 million and $1.2 million, respectively. As of March 31, 2011, there was approximately $1.3 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.4 years.

        During the fiscal years ended March 31, 2011, 2010 and 2009 the Company issued a total of 109,554, 57,532 and 102,866 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors' fees in stock in lieu of cash. For each term of the Board of Directors (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive, in lieu of all or any portion of their annual retainer or committee fee cash payment, a stock award. The shares of stock were valued based on the closing price of the Company's common stock on the date of grant, and the weighted average grant date fair value for these shares during each of the fiscal years ended March 31, 2011, 2010 and 2009 was $0.91, $1.15 and $0.98, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The following table outlines the restricted stock unit activity:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2010	1,734,504	$0.91
Granted	647,040	$1.04
Vested and issued	(742,460)	$0.90
Forfeited	(124,886)	$1.00

Nonvested restricted stock units outstanding at March 31, 2011	1,514,198	$1.81

Restricted stock units expected to vest beyond March 31, 2011	1,328,942	$1.81

        The restricted stock units were valued based on the closing price of the Company's common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company's estimate of forfeitures is based on historical forfeitures.

        The total fair value of restricted stock units vested and issued by the Company during the years ended March 31, 2011, 2010 and 2009 was approximately $0.8 million, $0.9 million and $1.2 million, respectively. The Company recorded expense of approximately $1.0 million, $1.0 million and $0.8 million associated with its restricted stock awards and units for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. As of March 31, 2011, there was approximately $0.9 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.0 years.

Stockholder Rights Plan

        The Company has entered into a rights agreement, as amended, with Mellon Investor Services LLC, as rights agent. In connection with the rights agreement, the Company's board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company's common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the rights agreement. Initially, the rights are attached to all common stock certificates representing shares then outstanding, and no separate rights certificates are distributed. Subject to certain exceptions specified in the rights agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company's board of directors shall determine) following the commencement of a tender offer or

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

exchange offer (other than certain permitted offers described in the rights agreement) that would result in a person or group beneficially owning 20% or more of the outstanding shares of the Company's common stock. On June 9, 2011, the Company's board of directors unanimously approved a second amendment to the rights agreement. The rights agreement, as amended, will be submitted for approval by the Company's stockholders at the 2011 annual meeting of stockholders. The second amendment adds an additional "sunset provision," which provides that the rights agreement will expire on the 30th day after the 2014 annual meeting of stockholders unless continuation of the rights agreement is approved by the stockholders at that meeting. The second amendment also provides for an update to the definition of "Beneficial Owner" to include derivative interests in the calculation of a stockholder's ownership. In addition, the second amendment clarifies the manner in which the exchange provision of the rights agreement shall be effected. The rights are intended to protect the Company's stockholders in the event of an unfair or coercive offer to acquire the Company. The rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the board of directors. The rights should also not interfere with any merger or other business combination approved by the board of directors.

Underwritten and Registered Direct Placement of Common Stock

        Effective March 9, 2011, the Company entered into warrant exercise agreements with (i) the only two holders (the "2009 Holders") of warrants to purchase an aggregate of 3,612,717 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), issued by the Company on May 7, 2009 (the "2009 Warrants") (ii) one holder (the "2008 Holder") of warrants to purchase an aggregate of 392,191 shares of Common Stock issued by the Company on September 23, 2008 (the "2008 Warrants") and (iii) four holders (the "2007 Holders") of warrants to purchase an aggregate of 8,468,323 shares of Common Stock issued by the Company on January 24, 2007 (the "2007 Warrants"). Pursuant to the Warrant Exercise Agreements, the 2009 Holders agreed to exercise the 2009 Warrants at the existing exercise price of $0.95 per share in exchange for a fee of an aggregate amount of approximately $1.0 million, the 2008 Holder agreed to exercise the 2008 Warrants at the existing exercise price of $1.60 per share in exchange for a fee of an aggregate amount of approximately $156,876 and the 2007 Holders agreed to exercise the 2007 Warrants at the existing exercise price of $1.17 per share in exchange for a fee of an aggregate amount of approximately $1.2 million. The net proceeds to the Company in connection with the exercise of the 2009 Warrants, the 2008 Warrants and the 2007 Warrants, after deducting expenses of approximately $0.4 million, is approximately $11.2 million. Immediately prior to the exercise of these warrants, the Company revalued the warrants and recorded a charge of $6.9 million to operations during the three months ended March 31, 2011. In connection with the induced exercise of the warrants, the Company modified the warrant agreements, which resulted in a reduction of the charge to operations by $1.0 million during the three months ended March 31, 2011. The exercise of these warrants resulted in a reduction of the warrant liability of $9.7 million.

        Effective February 24, 2010, the Company completed an underwritten public offering in which it sold 43.8 million shares of the Company's common stock, par value $.001 per share, at a price of $1.05 per share. The sale resulted in gross proceeds of approximately $46.0 million and proceeds, net of direct transaction costs, of approximately $42.5 million.

        Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders (the "Holders") of warrants to purchase an aggregate of 7.2 million shares of the Company's

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the "Initial Warrants"). Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of common stock (the "New Warrants") in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. In connection with the induced exercise of the warrants, the Company modified the warrant agreements, which resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the New Warrants acquired by the Holders was $0.0625 per share of common stock, and the initial exercise price of the New Warrants was $1.42 per share. The New Warrants are exercisable during the period beginning on September 17, 2009 and continuing through May 7, 2016 and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale of the New Warrants resulted in gross proceeds of approximately $0.4 million and the Company recorded a $6.4 million warrant liability, which represented the fair value of the New Warrants on the date of issuance, resulting in a charge of $6.0 million to operations during the three months ended September 30, 2009. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million. The February 2010 underwritten public offering triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the exercise price of each warrant previously outstanding was adjusted. Following such adjustments, warrants issued in September 2009 and still outstanding as of March 31, 2011 represented warrants to purchase 5.8 million shares at an exercise price of $1.34 per share. These warrants are classified as liabilities under the caption "Warrant liability" and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability." See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

        Effective May 7, 2009, the Company completed a registered direct placement in which it sold 14.4 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. The seven-year warrants are immediately exercisable and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million. As discussed above, on March 9, 2011, warrants to purchase 3.6 million shares were exercised resulting in proceeds of approximately $2.4 million. As of March 31, 2011, none of the warrants issued in May 2009 were outstanding. As of March 31, 2010, these warrants are classified as liabilities under the caption "Warrant liability" in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability" in the accompanying statements of operations. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

        Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. As discussed above, on March 9, 2011, warrants to purchase 0.4 million shares were exercised resulting in proceeds of approximately $0.5 million. The February 2010, September 2009 and May 2009 underwritten public offerings triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of March 31, 2011 represented warrants to purchase 7.3 million shares at an exercise price of $1.60 per share. These warrants are classified as liabilities under the caption "Warrant liability" in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability" in the accompanying statement of operations. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

        Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. The five-year warrants were immediately exercisable and include anti-dilution provisions, subject to certain limitations. During Fiscal 2009, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. During Fiscal 2011, warrants to purchase 8.5 million shares were exercised resulting in gross proceeds of approximately $8.7 million. The February 2010 and May 2009 underwritten public offerings triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, the warrants issued in January 2007 and still outstanding as of March 31, 2011 represented warrants to purchase 8.5 million shares at an exercise price of $1.17 per share. These warrants are classified as liabilities under the caption "Warrant liability" in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability" in the accompanying statements of operations. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

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

  •
  Quoted prices for similar assets or liabilities in active markets

  •
  Quoted prices for identical or similar assets or liabilities in inactive markets

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

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

        The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2011 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$8,289	$8,289	$—	$—
Restricted cash	$1,250	$1,250	$—	$—
Warrant Liability	$(20,772)	$—	$—	$(20,772)

        Cash equivalents includes cash held in money market and U.S. treasury funds at March 31, 2011.

        The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2010 and are categorized using the fair value hierarchy(in thousands):

	Fair Value Measurements at March 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$39,191	$39,191	$—	$—
Warrant Liability	$(26,803)	$—	$—	$(26,803)
CPS Second Funding Liability	$(3,026)	$—	$(3,026)	$—

Basis for Valuation

        The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. As the Company's obligations under the Credit Facility are based on adjustable market interest rates, the Company has determined that the carrying value approximates the fair value. The fair value of the CPS Second Funding Liability was

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

computed using a discounted cash flow model using estimated market rates. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of March 31, 2011		As of March 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$7,080	$7,080	$7,571	$7,571
CPS Second Funding Liability	$—	$—	$3,026	$3,100

        Effective April 1, 2009, the Company adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued by the Company in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to the Company's own stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants were reclassified as liabilities under the caption "Warrant liability" and recorded at estimated fair value at each reporting date, computed using the Monte–Carlo simulation valuation method. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. Changes in the liability from period to period are recorded in the Statements of Operations under the caption "Change in fair value of warrant liability." On April 1, 2009, the Company recorded a cumulative effect adjustment based on the grant date fair value of the warrants issued in September 2008 and January 2007 that were outstanding at April 1, 2009 and the change in fair value of the warrant liability through April 1, 2009.

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

        The fair value of the Company's warrant liability (see Note 8—Stockholders' Equity—Underwritten and Registered Direct Placement of Common Stock) recorded in the Company's financial statements is determined using the Monte–Carlo simulation valuation method and the quoted price of the Company's common stock in an active market, a Level 3 measurement. In the notes to its consolidated financial statements for the year ended March 31, 2010, the Company classified the inputs to determine

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

the fair value of the warrant liability as Level 2 in the fair value hierarchy; however, the Company has reclassified such warrant liability as Level 3 for all periods presented because the Company's fair value determination was made using significant unobservable inputs. Volatility is based on the actual market activity of the Company's stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' expected life.

        The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	Fiscal Year Ended March 31, 2011	Fiscal Year Ended March 31, 2010
Risk-free interest rates range	0.2% to 2.1%	1.2% to 3.4%
Contractual term (in years)	0.8 years to 5.1 years	1.8 years to 6.8 years
Expected volatility range	60.0% to 92.3%	88.1% to 108.0%

        From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

        As discussed above, the Company adopted authoritative guidance issued by the FASB on contracts in an entity's own equity that requires the common stock warrants to be classified as liabilities at their estimated fair value with changes in fair value at each reporting date recognized in the statement of operations. Prior to April 1, 2009, none of the assets and liabilities of the Company included in the consolidated balance sheets were measured at fair value using significant unobservable inputs (Level 3). The table below provides a reconciliation of the beginning and ending balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability:
Balance as of April 1, 2009	$8,163
Total realized and unrealized (gains) losses:
Expense included in Change in fair value of warrant liability	22,853
Purchases, issuances and settlements	(4,213)

Balance at March 31, 2010	$26,803
Total realized and unrealized (gains) losses:
Expense included in Change in fair value of warrant liability	3,667
Purchases, issuances and settlements	(9,698)

Balance at March 31, 2011	$20,772

10. Revolving Credit Facility

        The Company maintains two Credit and Security Agreements (the "Agreements") with Wells Fargo Bank, National Association ("Wells Fargo"). The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the "Credit Facility"). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revolving Credit Facility (Continued)

Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. As of March 31, 2010, the Company had a standby letter of credit for one of its customers in the amount of $0.5 million. This letter of credit limits the amount the Company can borrow on its Credit Facility with Wells Fargo. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner.

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

        Several times since entering into the Agreements, the Company was in noncompliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver.

        As a result of the Company's non-compliance with the financial covenant in the Agreements regarding the Company's net income as of March 31, 2010, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. In addition, as a condition of the further amendment of the Agreements, Wells Fargo restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility.

        On June 29, 2010, the Company entered into an amendment to the Agreements with Wells Fargo to amend the financial covenant related to capital expenditures by adding a limitation on expenditures for Fiscal 2011. Under the terms of this amendment, the Company may not incur or contract to incur capital expenditures of more than (i) $4.5 million in the aggregate during Fiscal 2011, and (ii) zero for each subsequent year until the Company and Wells Fargo agree on limits on capital expenditures for subsequent periods based on management's projections for such periods.

        On November 9, 2010, the Company entered into an amendment to the Agreements with Wells Fargo to provide for the release by Wells Fargo of the $5.0 million in cash restricted since June 2010 upon the Company's satisfaction of certain conditions. During Fiscal 2011, Wells Fargo released $3.7 million of the restricted cash.

        On March 25, 2011 the Company entered into an amendment to the Agreements that allows the Company to form one wholly-owned subsidiary in each of Singapore and the United Kingdom provided that the amount of cash and cash equivalents that may be held by, or invested in each such subsidiary is within certain agreed upon limits. This amendment also provides that, if requested by Wells Fargo, the Company will grant Wells Fargo a security interest in 65% of the equity interests of each subsidiary to secure indebtedness under the Agreements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revolving Credit Facility (Continued)

        As of March 31, 2011, the Company determined that it was not in compliance with one of the financial covenants in the Agreements regarding net income. On June 9, 2011, the Company entered into an amendment to the Agreements which provided a waiver of the Company's noncompliance with this financial covenant as of March 31, 2011 and removed the net worth financial covenant for future periods. Additionally, this amendment also set the financial covenants for Fiscal 2012 and authorized the release of the remaining $1.3 million of restricted cash.

        If the Company had not obtained the waivers and amended the Agreements as described above, the Company would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on the Company's current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements for the next twelve months.

        The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of the Company's borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. The Company's borrowing rate at March 31, 2011 and 2010 was 7.5% and 10.5%, respectively.

        The Company incurred $0.2 million in origination fees in 2009. These fees were capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2011 and 2010, $7.1 million and $7.6 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the year ended March 31, 2011 was $0.8 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the year ended March 31, 2010 was $0.6 million, which includes $0.1 million in amortization of deferred financing costs.

11. Commitments and Contingencies

Purchase Commitments

        As of March 31, 2011, the Company had firm commitments to purchase inventories of approximately $21.5 million through Fiscal 2014. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

Lease Commitments

        The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2015. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.3 million as of March 31, 2011 and 2010. Rent expense was approximately $2.4 million, $2.3 million and $2.1 million for the years ended March 31, 2011, 2010 and 2009, respectively.

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

        At March 31, 2011, the Company's minimum commitments under non-cancelable operating leases were as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2012	$1,792
2013	1,551
2014	898
2015	280
2016	—

Total minimum lease payments	$4,521

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        During the three months ended September 30, 2009, the Company entered into a 24-month capital lease to finance approximately $61,000 of computer equipment and an 18-month capital lease to finance approximately $163,000 for a forklift. As of March 31, 2011, the 18-month capital lease was paid in full.

        During the three months ended March 31, 2010, the Company purchased office copiers that were financed with notes payable. The outstanding balance of the notes payable was approximately $0.1 million as of March 31, 2011 and 2010. The notes bear interest at 11.0% with principal and interest paid monthly through December 2014. The related office copiers collateralize the notes payable.

        During the three months ended December 31, 2010, the Company incurred $0.4 million of insurance contracts financed by notes payable. The outstanding balance of the notes payable as of March 31, 2011 was approximately $0.2 million. The notes bear interest at 4.5% with principal and interest paid monthly through July 2011.

        The Company owns automobiles that it has financed with notes payable. The outstanding balances of the notes payable as of March 31, 2011 and 2010 were approximately $20,000 and $28,000, respectively. The notes bear interest at 6.8% with principal and interest paid monthly through June 2013. The related automobiles collateralize the notes payable.

Other Commitments

        On April 28, 2011, the Company purchased $2.3 million of the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the manufacturing equipment. See Note 14—Acquisition, for discussion of commitments associated with the MPL acquired from CPS.

        In September 2010, the Company was awarded a grant from the U.S. Department of Energy ("DOE") for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to last 24 months and cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $0.3 million through March 31, 2011.

        In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to last 24 months and cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. The Company billed the DOE under this contract a cumulative amount of $1.0 million through March 31, 2011.

        Agreements the Company has with some of its distributors require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company's product technology could result and yield costs to the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

Company if significant amounts of inventory are held at distributors. As of March 31, 2011, no significant inventories were held at distributors.

Legal Matters

        In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its then officers, and the underwriters of the Company's initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company's common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for the Company's June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants' alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the "Tolling Agreements"). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of "focus cases" and on October 13, 2004, the District Court certified the focus cases as class actions. The Company's case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court's class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement "fairness" hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the District Court that they do not intend to take any further action against the named officers and directors at this time. Appeals of the opinion granting final approval have been filed. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain. Management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (the "Washington District Court") against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company's initial public offering in June 1999, and the Company's secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Simmonds filed her opposition to this motion on September 8, 2008, and the Company and the other Issuer Defendants filed a Reply in Support of Their Joint Motion to Dismiss on October 23, 2008. On March 12, 2009, the Washington District Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds' claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Simmonds filed her opening brief on appeal on August 26, 2009. On October 2, 2009, the Company and other Issuer Defendants filed a joint response brief, and the underwriters filed a brief in support of their cross-appeal. Simmonds' reply brief and opposition to the cross-appeal were filed on November 2, 2009 and the underwriters' reply brief in support of their cross-appeals was filed on November 17, 2009. On October 5, 2010, the Ninth Circuit Court of Appeals (the "Ninth Circuit") heard oral arguments regarding this matter. On December 2, 2010, the Ninth Circuit affirmed the Washington District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the Washington District Court's decision on the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' initial public offerings, finding plaintiff's claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff's demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

petitions for rehearing may be filed. On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit's mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters' motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters' motion and requested that the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant's motion and ruled that the mandate in all cases (including the Company's and other moving issuers) is stayed for ninety days pending Appellant's filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the adequacy of the pre-suit demand. Plaintiff's petition was docketed by the Supreme Court on April 7, 2011. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. Underwriter's petition was docketed by the Supreme Court on April 18, 2011. On May 12, 2011, Vanessa Simmonds filed her Brief in Opposition to the underwriters' Petition. On May 26, 2011, the moving issuer defendants filed their Brief in Opposition to Vanessa Simmonds' Petition, and on June 6, 2011, Vanessa Simmonds filed her reply to that Brief. Management believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

12. Employee Benefit Plans

        The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company began matching 50 cents on the dollar up to 4% of the employee's contributions in October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company's match vests 25% a year over four years starting from the employee's hire date. The expense recorded by the Company for each of the years ended March 31, 2011, 2010 and 2009 was approximately $0.2 million.

13. Other Current Liabilities

        In September 2007, the Company entered into a Development and License Agreement (the "Development Agreement") with UTC Power Corporation ("UTCP"), a division of United Technologies Corporation. The Development Agreement engaged UTCP to fund and support the Company's continued development and commercialization of the Company's 200 kilowatt ("C200") microturbine. Pursuant to the terms of the Development Agreement, UTCP contributed $12.0 million in cash and approximately $800,000 of in-kind services toward the Company's efforts to develop the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Other Current Liabilities (Continued)

C200. In return, the Company agreed to pay to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP's cash and in-kind services investment had been recovered and, thereafter, the royalty would be reduced to 5% of the sales price. In August 2009, the Development Agreement was assigned by UTCP to Carrier Corporation ("Carrier").

        The Company recorded the benefits from this Development Agreement as a reduction of research and development ("R&D") expenses. During the year ended March 31, 2010, the Company recognized approximately $1.3 million of such benefits and there were no in-kind services for the year ended March 31, 2010. During the year ended March 31, 2009, the Company recognized approximately $8.1 million of such benefits and received a total of $0.2 million of in-kind services. In-kind services performed by Carrier under the cost-sharing program were recorded as consulting expense within R&D expenses. Funding in excess of expenses incurred was recorded in Other Current Liabilities. The program concluded in June 2009 and, therefore, there was no funding in excess of expenses recorded in Other Current Liabilities as of March 31, 2011 and March 31, 2010. The reduction of R&D expenses was recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables.

        On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier. The amendment amends the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. Carrier earned $1.9 million and $1.5 million in royalties for C200 and C1000 Series system sales during the year ended March 31, 2011 and 2010, respectively. Earned royalties of $1.7 million and $0.2 million were unpaid as of March 31, 2011 and March 31, 2010, respectively, and are included in accrued expenses in the accompanying balance sheets.

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

        Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the Closing Date and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the "Second

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Acquisition (Continued)

Funding Date"). The additional consideration was to be paid, at the Company's discretion, in shares of the Company's common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS. This second payment constituted a financial instrument which was accounted for as a liability at fair value at the acquisition date in accordance with ASC 480, "Distinguishing Liabilities from Equity." This liability was recorded at fair value on the Closing Date and was accreted to its full settlement value at the Second Funding Date by recording the increase to interest expense.

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

        The financial results of the MPL have been included in the Company's Statements of Operations commencing on the Closing Date. Total revenue and net loss generated from the MPL subsequent to the Closing Date were $1.3 million and $32,500, respectively. The following unaudited pro forma

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Acquisition (Continued)

financial information presents the results as if the MPL acquisition had occurred at the beginning of each year (in thousands):

	Fiscal Year Ended March 31,
	2010	2009
Revenue	$64,279	$49,474
Net Loss	(69,977)	(44,446)

Supply Agreement

        On the Closing Date, the Company and CPS entered into a manufacturing supply agreement under which CPS would continue to manufacture the TA100 microturbines for the Company through March 31, 2011 (the "Transition Period"). During the Transition Period, CPS leased from the Company on a royalty-free basis the intellectual property required to manufacture TA100 microturbines.

        The Company agreed to purchase for cash at the end of the Transition Period any remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and was not considered excess or obsolete and to obtain title to certain TA100 manufacturing equipment. The manufacturing equipment is accounted for as a capital lease at the acquisition date under ASC 840 "Leases" and recorded at fair value.

        On April 28, 2011, the Company purchased $2.3 million of the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the manufacturing equipment.

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

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2011, 2010 and 2009

(In thousands)

Allowance for Doubtful Accounts:
Balance, March 31, 2008	$629
Additions charged to costs and expenses	273
Deductions	(258)

Balance, March 31, 2009	644
Additions charged to costs and expenses	420
Deductions	(943)

Balance, March 31, 2010	121
Additions charged to costs and expenses	359
Deductions	(268)

Balance, March 31, 2011	$212

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
Date: June 14, 2011	By:	/s/ EDWARD I. REICH Edward I. Reich Executive Vice President, Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date

/s/ DARREN R. JAMISON Darren R. Jamison	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2011
/s/ EDWARD I. REICH Edward I. Reich	Chief Financial Officer (Principal Financial Officer)	June 14, 2011
/s/ JAYME L. BROOKS Jayme L. Brooks	Chief Accounting Officer (Principal Accounting Officer)	June 14, 2011
/s/ GARY D. SIMON Gary D. Simon	Chairman of the Board of Directors	June 14, 2011
/s/ RICHARD K. ATKINSON Richard K. Atkinson	Director	June 14, 2011
/s/ JOHN V. JAGGERS John V. Jaggers	Director	June 14, 2011

Signature	Title	Date

/s/ NOAM LOTAN Noam Lotan	Director	June 14, 2011
/s/ GARY J. MAYO Gary J. Mayo	Director	June 14, 2011
/s/ ELIOT G. PROTSCH Eliot G. Protsch	Director	June 14, 2011
/s/ HOLLY A. VAN DEURSEN Holly A. Van Deursen	Director	June 14, 2011
/s/ DARRELL J. WILK Darrell J. Wilk	Director	June 14, 2011

Exhibit Index

Exhibit Number		Description
2.1		Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)
2.2		Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011
2.3		Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011
3.1		Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(b)
3.2		Amended and Restated Bylaws of Capstone Turbine Corporation(c)
4.1		Specimen stock certificate(d)
4.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(e)
4.3		Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(f)
4.4		Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(e)
4.5		Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)
4.6		Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC
4.7		Form of Warrant issued to investors in the September 2009 Warrant Exchange Transaction(h)
4.8		Form of Warrant issued to investors in the 2009 registered direct offering(i)
4.9		Form of Warrant issued to investors in the 2008 registered direct offering(j)
4.10		Form of Warrant issued to investors in the 2007 registered direct offering(k)
10.1		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(l)
10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(l)
10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(m)
10.4		Lease between Capstone Turbine Corporation and AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(n)
10.5	*	1993 Incentive Stock Option Plan(o)
10.6	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan(p)
10.7	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 9, 2009(q)

Exhibit Number		Description
10.8	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 11, 2008(r)
10.9	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(s)
10.10	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(t)
10.11	*	Deferred Compensation Plan of Capstone Turbine Corporation(u)
10.12	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(v)
10.13		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(p)
10.14		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011
10.15		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2009 registered direct offering(i)
10.16		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2008 registered direct offering(j)
10.17		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the September 2009 Warrant Exchange Transaction(h)
10.18		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the March 2011 Warrant Exchange Transaction(w)
10.19		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(x)
10.20		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(x)
10.21		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(x)
10.22		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(y)
10.23		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(t)
10.24		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(z)
10.25		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(aa)
10.26		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(bb)
10.27		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011
10.28	*	Capstone Turbine Corporation Executive Performance Incentive Plan(cc)
10.29	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(dd)
10.30	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(dd)

Exhibit Number		Description
10.31	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(dd)
10.32	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(x)
10.33	*	Amended and Restated Change of Control Severance Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(x)
10.34	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(ee)
10.35	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(ee)
10.36	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(ee)
10.37	*	Form of Inducement Stock Option Agreement(ff)
10.38	*	Form of Inducement Restricted Stock Unit Agreement(ff)
14.1		Code of Business Conduct(gg)
14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(gg)
21		Subsidiary List
23		Consent of Independent Registered Public Accounting Firm
24		Power of Attorney (included on the signature page of this Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).

(b)
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

(m)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 000-15957).

(n)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on August 17, 2009 (File No. 000-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1, dated March 22, 2000 (File No. 333-33024).

(p)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(q)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2009 (File No. 001-15957).

(r)
Incorporated by reference to Appendix B to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(s)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(t)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-15957).

(u)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated July 31, 2001 (File No. 333-66390).

(v)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (File No. 001-15957).

(w)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 10, 2011 (File No. 000-15957).

(x)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(y)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2009 (File No. 001-15957).

(z)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 1, 2010 (File No. 000-15957).

(aa)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on November 12, 2010 (File No. 000-15957).

(bb)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 25, 2011 (File No. 000-15957).

(cc)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(dd)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(ee)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(ff)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049)

(gg)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

*
Management contract or compensatory plan or arrangement