Form 10-Q
period 2011-06-30
CAPSTONE TURBINE Corp
filed 2011-08-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2011 was 259,591,285.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$22,105	$33,456
Accounts receivable, net of allowance for doubtful accounts of $167 at June 30, 2011 and $212 at March 31, 2011	19,943	19,329
Inventories	22,654	19,267
Prepaid expenses and other current assets	2,073	2,369
Total current assets	66,775	74,421
Property, plant and equipment, net	5,604	5,939
Non-current portion of inventories	1,217	1,454
Intangible assets, net	3,375	3,574
Restricted cash	—	1,250
Other assets	358	381
Total	$77,329	$87,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,917	$20,292
Accrued salaries and wages	1,937	1,555
Accrued warranty reserve	1,684	1,081
Deferred revenue	1,898	1,153
Revolving credit facility	6,394	7,080
Current portion of notes payable and capital lease obligations	36	214
Warrant liability	14,498	20,772
Total current liabilities	43,364	52,147
Long-term portion of notes payable and capital lease obligations	75	83
Other long-term liabilities	307	309
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 260,466,375 shares issued and 259,472,964 shares outstanding at June 30, 2011; 259,544,911 shares issued and 258,595,291 shares outstanding at March 31, 2011	260	260
Additional paid-in capital	750,008	747,962
Accumulated deficit	(715,544)	(712,648)
Treasury stock, at cost; 975,090 shares at June 30, 2011 and 949,620 shares at March 31, 2011	(1,141)	(1,094)
Total stockholders’ equity	33,583	34,480
Total	$77,329	$87,019

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Revenue	$24,282	$16,052
Cost of goods sold	23,775	16,564
Gross margin (loss)	507	(512)
Operating expenses:
Research and development	2,162	1,522
Selling, general and administrative	6,640	6,436
Total operating expenses	8,802	7,958
Loss from operations	(8,295)	(8,470)
Other income	4	4
Interest expense	(231)	(310)
Change in fair value of warrant liability	5,626	9,244
Income (loss) before income taxes	(2,896)	468
Provision for income taxes	—	76
Net (loss) income	$(2,896)	$392

Net (loss) income per common share
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average shares used to calculate net (loss) income per common share
Basic	259,366	242,270
Diluted	259,366	242,930

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(2,896)	$392
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	832	965
Amortization of deferred financing costs	48	48
Interest expense on second funding liability	—	55
Provision for allowance for doubtful accounts	23	—
Inventory write-down (recovery)	284	(55)
Provision for warranty expenses	1,402	329
Stock-based compensation	420	662
Change in fair value of warrant liability	(5,626)	(9,244)
Changes in operating assets and liabilities:
Accounts receivable	(637)	(6,026)
Inventories	(3,434)	(18)
Prepaid expenses and other current assets	277	(102)
Accounts payable and accrued expenses	(3,367)	(626)
Accrued salaries and wages and long term liabilities	380	243
Accrued warranty reserve	(799)	(273)
Deferred revenue	745	202
Other current liabilities	—	—
Net cash used in operating activities	(12,348)	(13,448)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(312)	(350)
Changes in restricted cash	1,250	(5,000)
Net cash provided by (used in) investing activities	938	(5,350)
Cash Flows from Financing Activities:
Net repayment of revolving credit facility	(686)	(1,618)
Repayment of notes payable and capital lease obligations	(186)	(53)
Net (cash used in) proceeds from employee stock-based transactions	(35)	13
Proceeds from exercise of common stock warrants	966	—
Net cash provided by (used in) financing activities	59	(1,658)
Net decrease in Cash and Cash Equivalents	(11,351)	(20,456)
Cash and Cash Equivalents, Beginning of Period	33,456	47,270
Cash and Cash Equivalents, End of Period	$22,105	$26,814
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$54	$155
Income taxes	$—	$—
Supplemental Disclosures of Non-Cash Information:
Included in accounts payable at June 30, 2011 and 2010, is $70 thousand and $38 thousand of fixed asset purchases, respectively.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), resource recovery (including “renewable” fuels) and secure power. In addition, the Company’s microturbines can be used as battery charging generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been producing its microturbine generators commercially since 1998.

The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2011 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2011, the Company had $115.3 million, or 695 units, in backlog, all of which was current and expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. Although the Company has made progress on direct material cost reduction efforts, the Company was behind schedule in reducing costs at the end of the first quarter of Fiscal 2012. In addition, the Company’s working capital requirements were higher than planned primarily as a result of increased inventories and reductions in accounts payable and accrued expenses. Management believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if anticipated cash needs of the Company change, it is possible that the Company may decide to raise additional capital in the future. The Company could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that might be needed if the Company’s cash needs change, the Company may be unable to continue as a going concern. Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company, Capstone Turbine Singapore Pte., Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at June 30, 2011.

3.  Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income”, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments included in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present reclassification adjustments for items on the face of the financial statements. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which amends current guidance to require common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The company does not believe that the adoption of the provisions of ASU 2011-04 will have a material impact on the Company’s consolidated financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed, and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Banking Production Centre (“BPC”), one of the Company’s Russian distributors, and E—Finity Distributed Generation, LLC, one of the Company’s domestic distributors, accounted for 22% and 11%, respectively, of revenue for the first quarter of Fiscal 2012. Sales to BPC accounted for 32% of revenue for the first quarter of Fiscal 2011.

Additionally, BPC and Acrona Systems, Ltd the Company’s Swedish distributor, accounted for 29% and 11% of net accounts receivable as of June 30, 2011. BPC and Verdesis S.A., the Company’s Belgian distributor, accounted for 26% and 10%, respectively of net accounts receivable as of March 31, 2011.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	June 30, 2011	March 31, 2011
	(In thousands)
Raw materials	$22,044	$18,649
Work in process	332	290
Finished goods	1,495	1,782
Total	23,871	20,721
Less non-current portion	1,217	1,454
Current portion	$22,654	$19,267

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2011 is 1.75 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2011 over the periods presented in the following table:

Expected Period of Use	Non-current Inventory Balance Expected to be Used
(In thousands)
13 to 24 months	$482
25 to 36 months	331
37 to 48 months	404
Total	$1,217

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2011	March 31, 2011
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$21,778	$21,635
Leasehold improvements	9,717	9,663
Molds and tooling	4,778	4,773
	36,273	36,071
Less accumulated depreciation and amortization	(30,669)	(30,132)
Total property, plant and equipment, net	$5,604	$5,939

Depreciation expense for property, plant and equipment was $0.6 million and $0.7 million for first quarter of Fiscal 2012 and 2011, respectively.

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2011
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,400	$300
Technology	10 years	2,240	317	1,923
Parts and service customer relationships	5 years	1,080	306	774
TA100 customer relationships	2 years	617	437	180
Backlog	Various	490	292	198
Trade name		69	69	—
Total		$8,196	$4,821	$3,375

The Company recorded amortization expense of $0.2 million and $0.3 million for the first quarter of Fiscal 2012 and 2011, respectively.

Expected future amortization expense of intangible assets as of June 30, 2011 is as follows:

Year Ending March 31,	Amortization Expense
(In thousands)
2012	$547
2013	489
2014	489
2015	474
2016	273
Thereafter	1,103
Total expected future amortization	$3,375

Intangible assets consisted of the following (in thousands):

	March 31, 2011
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,388	$312
Technology	10 years	2,240	261	1,979
Parts and service customer relationships	5 years	1,080	252	828
TA100 customer relationships	2 years	617	360	257
Backlog	Various	490	292	198
Trade name		69	69	—
Total		$8,196	$4,622	$3,574

Expected future amortization expense of intangible assets as of March 31, 2011 is as follows:

Year Ending March 31,	Amortization Expense
(In thousands)
2012	$746
2013	489
2014	489
2015	474
2016	273
Thereafter	1,103
Total expected future amortization	$3,574

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $18,600 and $10,200 were earned by Solar for the first quarter of Fiscal 2012 and 2011, respectively. Earned royalties of approximately $36,300 and $17,700 were unpaid as of June 30, 2011 and March 31, 2011, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

8.  Stock-Based Compensation

As of June 30, 2011, the Company had outstanding 3,950,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”). The company granted 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,700,000 of the options prior to Fiscal 2008, with exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new officers and employees of the Company. Included in the 3,950,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s former Senior Vice President of Customer Service, 250,000 options were granted to the Company’s Senior Vice President of Program Management and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years.

Valuation and Expense Information

For the first quarter of Fiscal 2012 and 2011, the Company recognized stock-based compensation expense of $0.4 million and $0.7 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Cost of goods sold	$38	$101
Research and development	81	31
Selling, general and administrative	301	530
Stock-based compensation expense	$420	$662

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Risk-free interest rates	1.98%	3.2%
Expected lives (in years)	5.0	5.0
Dividend yield	—	—
Expected volatility	89.2%	98.0%

The Company’s computation of expected volatility for the first quarter of Fiscal 2012 and 2011 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the first quarter of Fiscal 2012 and 2011 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2011	10,145,990	$1.51
Granted	753,300	1.77
Exercised	—	—
Forfeited, cancelled or expired	(56,000)	28.90
Options outstanding at June 30, 2011	10,843,290	$1.39	6.44	$3,560,355

Options fully vested at June 30, 2011 and those expected to vest beyond June 30, 2011	10,506,939	$1.38	6.35	$3,485,566

Options exercisable at June 30, 2011	8,244,728	$1.43	5.75	$2,615,870

The weighted average per share grant date fair value of options granted during the first quarter of Fiscal 2012 and Fiscal 2011 was $1.77 and $1.05, respectively. There were no stock options exercised during the first quarter of Fiscal 2012. The total intrinsic value of options exercised during the first quarter of Fiscal 2011 was approximately $1,150. As of June 30, 2011, there was approximately $1.8 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.6 years.

During the first quarter of Fiscal 2012 and 2011, the Company issued a total of 14,681 and 22,060 shares of stock, respectively, to non-employee directors who elected to take payment of all or any portion of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares during the first quarter of Fiscal 2012 and 2011 was $1.67  and $1.15, respectively.

A summary of restricted stock unit activity for the first quarter of Fiscal 2012 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2011	1,514,198	$1.81

Granted	256,914	1.73
Vested and issued	(294,339)	1.74
Forfeited	(43,576)	0.94

Unvested restricted stock units outstanding at June 30, 2011	1,433,197	$1.45
Restricted stock units expected to vest beyond June 30, 2011	1,212,363	$1.38

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the first quarter of Fiscal 2012 and 2011 was approximately $0.4 million and $0.2 million, respectively. The Company recorded expense of approximately $0.2 million associated with its restricted stock awards and units during the first quarter of Fiscal 2012 and 2011, respectively. As of June 30, 2011, there was approximately $1.0 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.3 years.

9.  Underwritten and Registered Direct Placement of Common Stock

Effective March 9, 2011, the Company entered into warrant exercise agreements with (i) the only two holders (the “2009 Holders”) of warrants to purchase an aggregate of 3,612,717 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), issued by the Company on May 7, 2009 (the “2009 Warrants”) (ii) one holder (the “2008 Holder”)

of warrants to purchase an aggregate of 392,191 shares of Common Stock issued by the Company on September 23, 2008 (the “2008 Warrants”) and (iii) four holders (the “2007 Holders”) of warrants to purchase an aggregate of 8,468,323 shares of Common Stock issued by the Company on January 24, 2007 (the “2007 Warrants”). Pursuant to the warrant exercise agreements, the 2009 Holders agreed to exercise the 2009 Warrants at the existing exercise price of $0.95 per share in exchange for a fee of an aggregate amount of approximately $1.0 million, the 2008 Holder agreed to exercise the 2008 Warrants at the existing exercise price of $1.60 per share in exchange for a fee of an aggregate amount of approximately $156,876 and the 2007 Holders agreed to exercise the 2007 Warrants at the existing exercise price of $1.17 per share in exchange for a fee of an aggregate amount of approximately $1.2 million. The net proceeds to the Company in connection with the exercise of the 2009 Warrants, the 2008 Warrants and the 2007 Warrants, after deducting expenses of approximately $0.4 million, was approximately $11.2 million. Immediately prior to the exercise of these warrants, the Company revalued the warrants and recorded a charge of $6.9 million to operations during the three months ended March 31, 2011. In connection with the induced exercise of the warrants, the Company modified the warrant agreements, which resulted in a reduction of the charge to operations by $1.0 million during the three months ended March 31, 2011. The exercise of these warrants resulted in a reduction of the warrant liability of $9.7 million.

Effective February 24, 2010, the Company completed an underwritten public offering in which it sold 43.8 million shares of the Company’s common stock, par value $.001 per share, at a price of $1.05 per share. The sale resulted in gross proceeds of approximately $46.0 million and proceeds, net of direct transaction costs, of approximately $42.5 million.

Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders (the “Holders”) of warrants to purchase an aggregate of 7.2 million shares of the Company’s common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the “Initial Warrants”). Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of common stock (the “New Warrants”) in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. In connection with the induced exercise of the warrants, the Company modified the warrant agreements, which resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the New Warrants acquired by the Holders was $0.0625 per share of common stock, and the initial exercise price of the New Warrants was $1.42 per share. The New Warrants are exercisable during the period beginning on September 17, 2009 and continuing through May 7, 2016 and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale of the New Warrants resulted in gross proceeds of approximately $0.4 million and the Company recorded a $6.4 million warrant liability, which represented the fair value of the New Warrants on the date of issuance, resulting in a charge of $6.0 million to operations during the three months ended September 30, 2009. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million. The February 2010 underwritten public offering triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the exercise price of each warrant previously outstanding was adjusted. Following such adjustments, warrants issued in September 2009 and still outstanding as of June 30, 2011 represented warrants to purchase 5.8 million shares at an exercise price of $1.34 per share. These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

Effective May 7, 2009, the Company completed a registered direct placement in which it sold 14.4 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. The seven-year warrants are immediately exercisable and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million. As discussed above, on March 9, 2011, warrants to purchase 3.6 million shares were exercised resulting in proceeds of approximately $2.4 million. As of June 30, 2011, none of the warrants issued in May 2009 were outstanding. During Fiscal 2011, these warrants were classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. As discussed above, on March 9, 2011, warrants to purchase 0.4 million shares were exercised resulting in proceeds of approximately $0.5 million. The February 2010, September 2009 and May 2009 underwritten public offerings triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of June 30, 2011 represented warrants to purchase 6.7 million shares at an exercise price of $1.60 per share. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. The five-year warrants were immediately exercisable and include anti-dilution provisions, subject to certain limitations. During Fiscal 2009, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. During Fiscal 2011, warrants to purchase 8.5 million shares were exercised resulting in gross proceeds of approximately $8.7 million. The February 2010 and May 2009 underwritten public offerings triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, the warrants issued in January 2007 and still outstanding as of June 30, 2011 represented warrants to purchase 8.5 million shares at an exercise price of $1.17 per share. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

10. Fair Value Measurements

The FASB has established a framework for measuring fair value using generally accepted accounting principles. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the first quarter of Fiscal 2012 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$9,539	$9,539	$—	$—
Warrant Liability	$(14,498)	$—	$—	$(14,498)

Cash equivalents include cash held in money market and U.S. treasury funds at June 30, 2011.

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

Basis for Valuation

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. As the Company’s obligations under the Credit Facility are based on adjustable market interest rates, the Company has determined that the carrying value approximates the fair value. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of June 30, 2011		As of March 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$6,394	$6,394	$7,080	$7,080

The fair value of the Company’s warrant liability (see Note 9—Underwritten and Registered Direct Placement of Common Stock) recorded in the Company’s financial statements is determined using the Monte—Carlo simulation valuation method and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. In the notes to its consolidated financial statements for the quarter ended June 30, 2010, the Company classified the inputs to determine the fair value of the warrant liability as Level 2 in the fair value hierarchy; however, the Company has reclassified such warrant liability as Level 3 for all periods presented because the Company’s fair value determination was made using significant unobservable inputs. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Risk-free interest rates range	0.1% to 1.5%	0.6% to 2.4%
Contractual term (in years)	0.6 years to 4.9 years	1.6 years to 5.9 years
Expected volatility range	65.6% to 83.3%	87.8% to 102.8%

From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

As discussed above, the Company adopted authoritative guidance issued by the FASB on contracts in an entity’s own equity that requires the common stock warrants to be classified as liabilities at their estimated fair value with changes in fair value at each reporting date recognized in the statement of operations. Prior to April 1, 2009, none of the assets and liabilities of the Company included in the consolidated balance sheets were measured at fair value using significant unobservable inputs (Level 3).

The table below provides a reconciliation of the beginning and ending balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability:
Balance at March 31, 2010	$26,803
Total realized and unrealized (gains) losses:
Expense included in change in fair value of warrant liability	3,667
Purchases, issuances and settlements	(9,698)
Balance at March 31, 2011	$20,772
Total realized and unrealized (gains) losses:
Expense included in change in fair value of warrant liability	(5,626)
Purchases, issuances and settlement	(648)
Balance at June 30, 2011	$14,498

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

As a result of the Company’s non-compliance with the financial covenant in the Agreements regarding the Company’s net income as of March 31, 2010, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. In addition, as a condition of the further amendment of the Agreements, Wells Fargo restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility.

On November 9, 2010, the Company entered into an amendment to the Agreements with Wells Fargo to provide for the release by Wells Fargo of the $5.0 million in cash restricted since June 2010 upon the Company’s satisfaction of certain conditions. During Fiscal 2011, Wells Fargo released $3.7 million of the restricted cash.

As of March 31, 2011, the Company determined that it was not in compliance with one of the financial covenants in the Agreements regarding net income. On June 9, 2011, the Company entered into an amendment to the Agreements which provided a waiver of the Company’s noncompliance with this financial covenant as of March 31, 2011 and removed the net worth financial covenant for future periods. Additionally, this amendment also set the financial covenants for Fiscal 2012 and authorized the release of $1.3 million of restricted cash.

If the Company had not obtained the waivers and amended the Agreements as described above, the Company would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for the Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. As of June 30, 2011, the Company was in compliance with the covenants contained in the amended Agreements and based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements through the end of Fiscal 2012.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the greater of the Prime Rate plus applicable margin or 5% plus applicable margin, subject to a minimum interest floor. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $31,000 per month. The Company’s borrowing rate at each of June 30, 2011 and March 31, 2011 was 7.5%.

The Company incurred $0.2 million in origination fees in 2009. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of June 30, 2011 and March 31, 2011, $6.4 million and $7.1 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the first quarter of Fiscal 2012 was $0.2 million, which includes $48,600 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the first quarter of Fiscal 2011 was $0.2 million, which includes $48,300 million in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, the location of the sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is taken into account in estimating future warranty liabilities.

Changes in accrued warranty reserve during the first quarter of Fiscal 2012 are as follows (in thousands):

Balance, March 31, 2011	$1,081
Standard warranty provision	1,200
Changes for accrual related to reliability repair programs	202
Deductions for warranty claims	(799)
Balance, June 30, 2011	$1,684

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

The Company recorded the benefits from this Development Agreement as a reduction of research and development (“R&D”) expenses. In-kind services performed by UTCP under the cost-sharing program were recorded as consulting expense within R&D expenses. Funding in excess of expenses incurred was recorded in Other Current Liabilities. The program concluded in June 2009 and, therefore, there was no funding in excess of expenses recorded in Other Current Liabilities as of June 30, 2011. The reduction of R&D expenses was recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables.

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier. The amendment amends the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. Carrier earned $0.6 million and $0.1 million in royalties for C200 and C1000 Series system sales during the first quarter of Fiscal 2012 and Fiscal 2011, respectively. Earned royalties of $0.6 million and $1.7 million were unpaid as of June 30, 2011 and March 31, 2011, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2015. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.3 million as of June 30, 2011 and March 31, 2011, respectively. Rent expense was approximately $0.5 million and $0.6 million during the first quarter of Fiscal 2012 and 2011, respectively.

Purchase Commitments

As of June 30, 2011, the Company had firm commitments to purchase inventories of approximately $31.6 million through Fiscal 2012. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

On April 28, 2011, the Company purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the manufacturing equipment. See Note 16—Acquisition, for discussion of commitments associated with the TA100 microturbine generator product line (“MPL”) acquired from CPS.

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency is expected to come from an improved microturbine design, with a projected electrical efficiency of 42% (compared to 33% for the C200) and power output of 370 kW. The project was estimated to last 24 months and cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $0.4 million through June 30, 2011.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to last 24 months and cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. The Company billed the DOE under this contract a cumulative amount of $1.0 million through June 30, 2011.

Agreements the Company has with some of its distributors require that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, the Company is then required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2011 and March 31, 2011, no significant inventories were held at distributors.

Legal Matters

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the “Tolling Agreements”). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The Company’s case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the District Court that they do not intend to take any further action against the named officers and directors at this time. Appeals of the opinion granting final approval were filed, and the appeals filed by one objector were remanded to the district court to determine standing to appeal. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain. Management believes that the outcome of this litigation will not have a material impact on the Company’s business, operating results, cash flows, financial position or results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the Company’s secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. On December 2, 2010, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) affirmed the Washington District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit, however, reversed and remanded the Washington District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ initial public offerings, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc.  Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.  It further ordered that no further petitions for rehearing may be filed.  On January 26, 2011, the Ninth Circuit ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Simmonds’ filing of a petition for writ of certiorari in the United States Supreme Court.  On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue.  On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue.  Management believes that the outcome of this litigation will not have a material impact on the Company’s business, operating results, cash flows, financial position or results of operations.

From time to time, the Company may become subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material effect on the Company’s business, operating results, cash flows, financial position or results of operations should such litigation be resolved unfavorably.

15.  Net Income (Loss) Per Common Share

Basic net income (loss) per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the first quarter of Fiscal 2012 which would make these instruments anti-dilutive. As of June 30, 2011, the number of shares subject to antidilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 12.3 million. As of June 30, 2011, the number of shares subject to warrants excluded from diluted net loss per common share computations was approximately 21.1 million. Excluded from diluted loss per share for the first quarter of Fiscal 2011 were 38,830,554 shares as a result of potentially dilutive stock options, restricted stock units, and shares issued to CPS as part of the settlement of the second funding liability because their effect would be antidilutive.

Basic net earnings per share is reconciled to diluted net earnings per share in the following table for the three months ended June 30, 2010 (thousands, except per share data):

Income available to common stockholders	$392

Plus: Income impact of assumed conversions	(1,073)
Loss available to common stockholders on a diluted basis	$(681)

Weighted-average shares	242,266

Dilutive potential common shares—conversion of warrants	664
Adjusted weighted-average shares	242,930

Diluted loss per share	$(0.00)

16. Acquisition

On February 1, 2010 (the “Closing Date”), the Company acquired the microturbine product line (“MPL”) from CPS to expand the Company’s microturbine product line and to gain relationships with distributors to supply the Company’s products. The Company entered into an Asset Purchase Agreement (“APA”), subject to an existing license retained by CPS, to purchase all of the rights and assets related to the manufacture and sale of the MPL, including intellectual property, design, tooling, drawings, patents, know-how, distribution and supply agreements.

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

The financial activity of the MPL acquisition is included in the Company’s Statements of Operations commencing on the Closing Date.

Supply Agreement

On the Closing Date, the Company and CPS entered into a manufacturing supply agreement under which CPS would continue to manufacture the TA100 microturbines for the Company through March 31, 2011 (the “Transition Period”). During the Transition Period, CPS leased from the Company on a royalty-free basis the intellectual property required to manufacture TA100 microturbines.

The Company purchased for cash at the end of the Transition Period the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and was not considered excess or obsolete and obtained title to certain TA100 manufacturing equipment. The manufacturing equipment was accounted for as a capital lease at the acquisition date under ASC 840 “Leases” and recorded at fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2011. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2011 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. There are several technologies which are used to provide “on-site power generation” (also called “distributed generation”), such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand—alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors. Our distributors install the microturbines. Service is provided directly by us through our Factory Protection Plan (“FPP”) or by our distributors. Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines designed for commercial, industrial and utility users from 30 kilowatts (“kW”) up to one megawatt in electric power output. Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store. The 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization (“ISO”) sized container, Capstone has created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 1000 kW (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C65 and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. The California Air Resources Board (“CARB”) has established extremely high industry standards for distributed generation technologies by requiring them to meet emissions levels comparable to the Best Available Control Technology for large state-of-the-art central utility power plants. Capstone’s microturbines have become even “greener” with the ultra-low emissions by complying with the Environmental Protection Agency and CARB 2007 emissions requirements which reduced previous requirements for NOx by 86%, carbon monoxide (CO) by 98%, and volatile organic compounds (VOCs) by 98%. Our C65 was certified by CARB to meet its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications. Our C200 Landfill and Digester Gas systems were certified in November 2010 by CARB as meeting 2008 waste gas emissions requirements for landfill and digester gas applications.

On February 1, 2010, the Company acquired the 100 kW (“TA100”) microturbine product line from Calnetix Power Solutions, Inc. (“CPS”) to expand the Company’s microturbine product line and to add new relationships with distributors to supply the Company’s products. See Note 16—Acquisition, for discussion of the TA100 acquired from CPS.

On April 28, 2011, we purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the TA100 manufacturing equipment. On the closing date of February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements during a three-year period, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. We must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators.

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

During the first quarter of Fiscal 2012, we booked total orders of $29.7 million for 196 units, or 33.2 megawatts, compared to $11.1 million for 75 units, or 11.4 megawatts, during the first quarter of Fiscal 2011. We shipped 170 units with an aggregate of 21.9 megawatts, generating revenue of $20.8 million compared to 98 units with an aggregate of 13.4 megawatts, generating revenue of $12.8 million during the first quarter of Fiscal 2011. Total backlog as of June 30, 2011 increased $30.7 million, or 36%, to $115.3 million from $84.6 million as of June 30, 2010. As of June 30, 2011, we had 695 units, or 129.9 megawatts, in total backlog compared to 703 units, or 94.4 megawatts, as of June 30, 2010. As of June 30, 2011 and June 30, 2010, all of the backlog was current and expected to be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the first quarter of Fiscal 2012 were: 19% for use in energy efficiency applications, 19% for use in renewable energy applications and 62% for use in oil, gas & other natural resources applications.

The following table summarizes our backlog:

	As of June 30,
	2011		2010
	Megawatts	Units	Megawatts	Units
Current
C30	4.5	149	5.5	184
C60 Series	24.8	382	23.6	363
TA100	2.3	23	3.7	37
C200	5.2	26	10.0	50
C600	12.0	20	3.0	5
C800	13.6	17	3.2	4
C1000	66.0	66	43.0	43
Waste heat recovery generator	1.5	12	1.8	14
Unit upgrades	—	—	0.6	3
Total Current Backlog	129.9	695	94.4	703
Long-term
Total Long-term Backlog	—	—	—	—

Total Backlog	129.9	695	94.4	703

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

3)              Service— We serve our customers directly and through qualified distributors, who will perform their service work using technicians specifically trained by Capstone. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local distributors to do so. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of first quarter of Fiscal 2012 was $29.8 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2026.

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

5)              New Product Development— Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products.  We are currently focusing efforts on developing a more efficient microturbine Combined Heat and Power (CHP) system. The first phase of the development program is expected to improve our existing C200 engine to increase power output and electrical efficiency, resulting in a system with a targeted power output of 250 kW and projected electrical efficiency of 35% (compared to 33% for the C200). The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies (except as noted below) are described in greater detail in our Annual Report on Form 10-K for Fiscal 2011 and continue to include the following areas:

•                  Impairment of long-lived assets, including intangible assets with finite lives;

•                  Inventory write-downs and classification of inventories;

•                  Estimates of warranty obligations;

•                  Allowance for doubtful accounts;

•                  Deferred tax assets and valuation allowance;

•                  Stock-based compensation expense;

•                  Loss contingencies; and

•                  Fair value of financial instruments.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenue.  Revenue for the first quarter of Fiscal 2012 increased $8.2 million, or 51%, to $24.3 million from $16.1 million for the first quarter of Fiscal 2011. The change in revenue for the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 included a $5.7 million increase in revenue from the North American market, a $2.5 million increase in revenue from the European market, a $0.8 million increase in revenue from the South American market and a $0.6 million increase in revenue from the Australian market, all primarily the result of our efforts to improve distribution channels. This overall increase in revenue was offset by a $1.4 million decrease in revenue from the Asian market because of lower sales volume in the region.

For the first quarter of Fiscal 2012, revenue from microturbine products increased $8.0 million, or 63%, to $20.8 million from $12.8 million for the first quarter of Fiscal 2011. Overall microturbine product shipments were 72 units (8.5 megawatts) higher during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011, totaling 170 units (21.9 megawatts) and 98 units (13.4 megawatts), respectively. Megawatts shipped and revenue during the first quarter of Fiscal 2012 increased as a result of higher sales volume of our C65 microturbine and further market adoption of our C1000 Series product line. Average revenue per unit for the first quarter of Fiscal 2012 was approximately $122,000 compared to approximately $130,000 per unit for the first quarter of Fiscal 2011.

For the first quarter of Fiscal 2012, revenue from our accessories, parts and service increased $0.2 million, or 6%, to $3.5 million from $3.3 million for the first quarter of Fiscal 2011. The increase in revenue resulted from higher sales of microturbine parts and FPP contracts. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2011			2010
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.3	1.0	33	$1.2	0.9	30
C65	8.1	7.7	119	3.1	2.9	44
TA100	0.5	0.2	2	1.5	1.0	10
C200	0.2	0.2	1	1.4	1.0	5
C600	2.1	2.4	4	0.6	0.6	1
C800	2.0	2.4	3	0.6	0.8	1
C1000 Series	6.6	8.0	8	4.2	6.0	6
Unit upgrades	—	—	—	0.2	0.2	1
Total from Microturbine Products	$20.8	21.9	170	$12.8	13.4	98
Accessories, Parts and Service	3.5	—	—	3.3	—	—
Total	$24.3	21.9	170	$16.1	13.4	98

Sales to Banking Production Centre (“BPC”), one of the Company’s Russian distributors, and E—Finity Distributed Generation, LLC, one of the Company’s domestic distributors, accounted for 22% and 11%, respectively, of revenue for the first quarter of Fiscal 2012. Sales to BPC accounted for 32% of revenue for the first quarter of Fiscal 2011.

Gross Margin (Loss). Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $0.5 million, or 2% of revenue, for the first quarter of Fiscal 2012 compared to a gross loss of $0.5 million, or 3% of revenue, for the first quarter of Fiscal 2011. The improvement in gross margin of $1.0 million was the result of a $3.7 million benefit realized from a change in product mix, which reflects the sale of more microturbine products, parts and FPP during the first quarter of Fiscal 2012. The C30, C65, C200 and C1000 systems had better margins than in the same period last year as a result of higher average selling prices and all products had overall lower direct materials costs. The $3.7 million benefit related to product mix was offset by an increase in warranty expense of $1.1 million, production and service center labor and overhead expenses of $1.1 million and inventory charges of $0.5 million. Management has implemented certain initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Production and service center labor and overhead expense increased $1.1 million during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 as the result of increased freight expense and further expansion of our service centers to meet obligations under FPP contracts.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $1.1 million reflects an increase in the standard warranty provision as a result of an increase in warranty claims and higher sales volume during the first quarter of Fiscal 2012 compared to the prior year period.

Inventory charges increased $0.5 million during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 primarily as the result of physical inventory adjustments and reserve for excess and obsolete inventory.

Research and Development (“R&D”) Expenses. R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2012 increased $0.7 million, or 47%, to $2.2 million from $1.5 million for the first quarter of Fiscal 2011. R&D expenses are reported net of benefits from cost—sharing programs, such as Department of Energy (“DOE”) grants. There were approximately $0.2 million of such benefits during each of the first quarter of Fiscal 2012 and first quarter of Fiscal 2011. The overall increase in R&D expenses of $0.7 million resulted from increased salaries of $0.5 million and supplies of $0.2 million. Cost—sharing programs vary from period to period depending on the phases of the programs. Management expects R&D expenses in Fiscal 2012 to be slightly higher than in Fiscal 2011.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.2 million, or 3%, to $6.6 million for the first quarter of Fiscal 2012 from $6.4 million for the first quarter of Fiscal 2011. The net increase in SG&A expenses was comprised of an increase in professional services expense, including legal, bank fees, and insurance of $0.4 million, offset by a decrease in facilities expense of $0.1 million and a decrease in marketing expense of $0.1 million. Management expects SG&A expenses in Fiscal 2012 to be higher than in Fiscal 2011 as we refine our distribution channels and advance general and administrative key initiatives.

Interest Income. There was no interest income during each of the first quarter of Fiscal 2012 and first quarter of Fiscal 2011. Management expects interest income in Fiscal 2012 to be minimal because of current interest rates.

Interest Expense. Interest expense decreased $0.1 million, or 33%, to $0.2 million for the first quarter of Fiscal 2012 from $0.3 million for the first quarter of Fiscal 2011. The decreased interest expense was resulted from the accretion of interest expense for the CPS second funding liability during the first quarter of Fiscal 2011. The incurrence of interest expense for the second funding liability was a non-cash transaction and did not impact the Company’s cash balances. As of June 30, 2011, we had total debt of $6.4 million outstanding under the revolving Credit Facility.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was a benefit of $5.6 million for the first quarter of Fiscal 2012. The change in fair value of the warrant liability was a benefit of $9.2 million for the first quarter of Fiscal 2011. In accordance with ASC 815, “Derivatives and Hedging” adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is impacted primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

Income Taxes. There was no income tax expense during the first quarter of Fiscal 2012. Income taxes for the first quarter of Fiscal 2011 was $76,000. Income tax expense was related to service activity in Mexico during the first quarter of Fiscal 2011 that exceeded certain thresholds.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for Fiscal 2012 include approximately $0.6 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short—term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $11.4 million during the first quarter of Fiscal 2012, compared to a decrease of $20.5 million during the first quarter of Fiscal 2011.

Operating Activities.  During the first quarter of Fiscal 2012, we used $12.3 million in cash in our operating activities, which consisted of a net loss for the period of $2.9 million, non-cash adjustments (primarily change in fair value of warrant liability, employee stock—based compensation, depreciation and amortization, warranty and inventory charges) of $2.6 million and cash used for working capital of $6.8 million. During the first quarter of Fiscal 2011, operating cash usage was $13.5 million, which consisted of non-cash adjustments of $7.3 million and cash used for working capital of $6.6 million, offset by net income for the period of $0.4 million.

During the first quarter of Fiscal 2012, an additional $0.2 million in cash was used for working capital compared to the first quarter of Fiscal 2011. The increase in cash used for working capital during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 reflects the following:

•                  An increase in inventory of $3.4 million during the first quarter of Fiscal 2012 compared to an increase in inventory of $18,000 during the first quarter of Fiscal 2011. The increase in inventory was primarily the result of the TA100 microturbine inventory that was purchased from CPS.

•                  An increase in accrued warranty reserve of $0.8 million during the first quarter of Fiscal 2012 compared to an increase in accrued warranty reserve of $0.3 million during the first quarter of Fiscal 2011. The change in accrued warranty reserve increased $0.5 million during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 because of higher shipments and warranty expense for our C200 and C1000 Series systems.

•                  An increase in deferred revenues of $0.8 million during the first quarter of Fiscal 2012 compared to an increase in deferred revenues of $0.2 million during the first quarter of Fiscal 2011. The change in deferred revenues increased $0.6 million during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 because of an increase in FPP contract enrollment compared to the same period last year.

•                  An increase in accounts receivable of $0.6 million during the first quarter of Fiscal 2012 compared to an increase in accounts receivable of $6.0 million during the first quarter of Fiscal 2011. The change in accounts receivable decreased $5.4 million during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 because of the timing of collections and overall higher sales.

•                  A decrease in accounts payable and accrued expenses of $3.3 million during the first quarter of Fiscal 2012 compared to a decrease in accounts payable and accrued expenses of $0.6 million during the first quarter of Fiscal 2011. The change in accounts payable and accrued expenses increased $2.7 million during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 primarily as a result of inventory purchases, royalties and incentive compensation related payments.

•                  A decrease in prepaid expenses and other current assets of $0.3 million during the first quarter of Fiscal 2012 compared to an increase in prepaid expenses and other current assets of $0.1 million during the first quarter of Fiscal 2011. The change in prepaid expenses and other current assets decreased $0.4 million during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 because of less prepaid inventory held at vendor sites.

Investing Activities.  Net cash from investing activities of $0.9 million during the first quarter of Fiscal 2012 relates primarily to the release of $1.3 million of restricted cash from Wells Fargo. In addition, we used $0.3 million for the acquisition of fixed assets during the first quarter of Fiscal 2012. We used $5.4 million for the acquisition of fixed assets and because of the restriction of cash during the first quarter of Fiscal 2011. In addition, as a condition of the amended Agreements with Wells Fargo, we had restricted $5.0 million of cash as additional security for the Credit Facility during the first quarter of Fiscal 2011.

Financing Activities.  During the first quarter of Fiscal 2012, we generated $0.1 million in financing activities compared to cash used during the first quarter of Fiscal 2011 of $1.7 million. The funds generated from financing activities in the first quarter of Fiscal 2012 were primarily the result of the exercise of warrants yielding $1.0 million in cash. There were no warrants exercised during the first quarter of Fiscal 2011. Net repayments of credit facility obligations were $0.7 million during the first quarter of Fiscal 2012 compared with net repayments of $1.6 million during the first quarter of Fiscal 2011.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $35,000 of cash used during the first quarter of Fiscal 2012. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in $13,000 of cash generated during the first quarter of Fiscal 2011. During Fiscal 2012, we generated additional financing from the Credit Facility (defined below) by drawing down our line of credit when funds were available.

We maintain two Credit and Security Agreements (the “Agreements”) with Wells Fargo. The Agreements provide the Company with a line of credit of up to $10 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on February 9, 2012 unless terminated sooner. As of June 30, 2011 and March 31, 2011, $6.4 million and $7.1 million in borrowings were outstanding, respectively, under the Credit Facility.

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

Several times since entering into the Agreements, we have been in noncompliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default and waiver.

As a result of our non-compliance with the financial covenant in the Agreements regarding our net income as of March 31, 2010, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. In addition, as a condition of the further amendment to the Agreements, Wells Fargo restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility.

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

If we had not obtained the waivers and amended the Agreements as described above, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. As of June 30, 2011 we were in compliance with the covenants contained in the amended Agreements and based on our current forecasts, we believe we will maintain compliance with the covenants contained in the amended Agreements through the end of Fiscal 2012.

Except for scheduled payments made on operating leases during the first quarter of Fiscal 2012, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2011.

Although we have made progress on direct material cost reduction efforts, we were behind schedule in reducing costs at the end of the first quarter of Fiscal 2012. In addition, our working capital requirements were higher than planned primarily as a result of increased inventories and reductions in accounts payable and accrued expenses. We believe that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if anticipated cash needs change, it is possible that we may decide to raise additional capital in the future. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all, especially given the state of worldwide capital markets. If we raise additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. Should we be unable to execute our plans or obtain additional financing that might be needed if the Company’s cash needs change, the Company may be unable to continue as a going concern. Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. We have substantial accounts receivable as evidenced by days sales outstanding, or DSO, of 75 days as of June 30, 2011.  No assurances can be given that future bad debt expense will not increase above current operating levels.  Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the recession in economic activity.

New Accounting Pronouncements

In June 2011, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present on the face of the financial statements reclassification adjustments for items. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The company does not believe that the adoption of the provisions of ASU 2011-04 will have a material impact on the company’s consolidated financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for Fiscal 2011.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the first quarter of Fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for our June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the “Tolling Agreements”). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. Our case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the District Court that they do not intend to take any further action against the named officers and directors at this time. Appeals of the opinion granting final approval were filed, and the appeals filed by one objector were remanded to the district court to determine standing to appeal. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain. Management believes that the outcome of this litigation will not have a material impact on our business, operating results, cash flows, financial position or results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington(the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. On December 2, 2010, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) affirmed the Washington District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit, however, reversed and remanded the Washington District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ initial public offerings, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc.  Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.  It further ordered that no further petitions for rehearing may be filed.  On January 26, 2011, the Ninth Circuit ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Simmonds’ filing of a petition for writ of certiorari in the United States Supreme Court.  On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue.  On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. Management believes that the outcome of this litigation will not have a material impact on our business, operating results, cash flows, financial position or results of operations.

From time to time, the Company may become subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. Other than the matters discussed above, we are not a party to any other material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material effect on our business, operating results, cash flows, financial position or results of operations should such litigation be resolved unfavorably.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011 except for the following update to a previously disclosed risk factor.

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.

Should we be unable to execute our plans to build sales and margins while controlling costs and obtain additional financing, we may be unable to continue as a going concern. Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially. Our available cash and proceeds from future financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. As a result, this would affect our ability to continue as a going concern. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue as a going concern, you could lose all or part of your investments in our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(a)
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
4	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC (a)
10	Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011 (a)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these Sections.

(a)                                  Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 001-15957)

(b)                                 Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(c)                                  Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2011

Exhibit Index

Exhibit Number	Description
2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(a)
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
4	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC (a)
10	Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011 (a)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these Sections.

(a)                                  Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 001-15957)

(b)                                 Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(c)                                  Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)