Form 10-Q
period 2011-09-30
CAPSTONE TURBINE Corp
filed 2011-11-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2011 was 259,754,708.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	September 30,	March 31,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$20,335	$33,456
Accounts receivable, net of allowance for doubtful accounts of $411 at September 30, 2011 and $212 at March 31, 2011	23,212	19,329
Inventories	23,460	19,267
Prepaid expenses and other current assets	1,877	2,369
Total current assets	68,884	74,421
Property, plant and equipment, net	5,307	5,939
Non-current portion of inventories	1,271	1,454
Intangible assets, net	3,175	3,574
Restricted cash	—	1,250
Other assets	454	381
Total	$79,091	$87,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$19,750	$20,292
Accrued salaries and wages	1,592	1,555
Accrued warranty reserve	1,499	1,081
Deferred revenue	2,205	1,153
Revolving credit facility	12,335	7,080
Current portion of notes payable and capital lease obligations	33	214
Warrant liability	5,854	20,772
Total current liabilities	43,268	52,147
Long-term portion of notes payable and capital lease obligations	67	83
Other long-term liabilities	298	309
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 415,000,000 shares authorized; 260,608,146 shares issued and 259,633,056 shares outstanding at September 30, 2011; 259,544,911 shares issued and 258,595,291 shares outstanding at March 31, 2011	261	260
Additional paid-in capital	750,618	747,962
Accumulated deficit	(714,280)	(712,648)
Treasury stock, at cost; 975,090 shares at September 30, 2011 and 949,620 shares at March 31, 2011	(1,141)	(1,094)
Total stockholders’ equity	35,458	34,480
Total	$79,091	$87,019

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$27,473	$18,922	$51,755	$34,974
Cost of goods sold	25,804	18,803	49,579	35,367
Gross margin (loss)	1,669	119	2,176	(393)
Operating expenses:
Research and development	2,245	2,040	4,407	3,562
Selling, general and administrative	6,584	6,611	13,224	13,047
Total operating expenses	8,829	8,651	17,631	16,609
Loss from operations	(7,160)	(8,532)	(15,455)	(17,002)
Other income	2	—	6	4
Interest income	1	2	1	2
Interest expense	(173)	(196)	(404)	(506)
Change in fair value of warrant liability	8,594	6,937	14,220	16,181
Income (loss) before income taxes	1,264	(1,789)	(1,632)	(1,321)
Provision for income taxes	—	136	—	212
Net income (loss)	$1,264	$(1,925)	$(1,632)	$(1,533)

Net income (loss) per common share
Basic	$0.00	$(0.01)	$(0.01)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted average shares used to calculate net income (loss) per common share
Basic	259,412	245,510	259,364	243,890
Diluted	261,418	245,510	259,364	243,890

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,632)	$(1,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,679	1,960
Amortization of deferred financing costs	97	97
Interest expense on second funding liability	—	80
Provision for allowance for doubtful accounts	194	—
Inventory write-down (recovery)	573	(52)
Provision for warranty expenses	2,342	961
Loss on disposal of equipment	—	20
Stock-based compensation	862	1,333
Change in fair value of warrant liability	(14,220)	(16,181)
Changes in operating assets and liabilities:
Accounts receivable	(4,077)	(6,226)
Inventories	(4,583)	1,774
Prepaid expenses and other current assets	322	(1,763)
Accounts payable and accrued expenses	(501)	(818)
Accrued salaries and wages and long term liabilities	26	(274)
Accrued warranty reserve	(1,924)	(1,137)
Deferred revenue	1,052	599
Net cash used in operating activities	(19,790)	(21,160)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(689)	(616)
Changes in restricted cash	1,250	(5,000)
Net cash provided by (used in) investing activities	561	(5,616)
Cash Flows from Financing Activities:
Net proceeds (repayment) from revolving credit facility	5,255	(134)
Repayment of notes payable and capital lease obligations	(197)	(96)
Net cash (used in) proceeds from employee stock-based transactions	(33)	6
Proceeds from exercise of common stock warrants	1,083	—
Net cash provided by (used in) financing activities	6,108	(224)
Net decrease in Cash and Cash Equivalents	(13,121)	(27,000)
Cash and Cash Equivalents, Beginning of Period	33,456	47,270
Cash and Cash Equivalents, End of Period	$20,335	$20,270
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$318	$339
Income taxes	$—	$—
Supplemental Disclosures of Non-Cash Information:
Included in accounts payable at September 30, 2011 and 2010, is $37 thousand and $27 thousand of fixed asset purchases, respectively.

During the six months ended September 30, 2010, the Company issued 3,131,313 shares of common stock to Calnetix Power Solutions, Inc. to satisfy the amount due of $3.1 million in connection with the acquisition of the Calnetix microturbine generator line. See Note 16—Acquisition, for further discussion.

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2011, the Company had $113.7 million, or 675 units, in backlog, all of which was current and expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. Although the Company has made progress on direct material cost reduction efforts, the Company was behind schedule in reducing costs at the end of the second quarter of Fiscal 2012. In addition, the Company’s working capital requirements were higher than planned primarily as a result of increased inventories, accounts receivable and warranty reserves. Management believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if anticipated cash needs of the Company change, it is possible that the Company may decide to raise additional capital in the future. The Company could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, any equity or debt securities that it would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that might be needed if the Company’s cash needs change, the Company may be unable to continue as a going concern. Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company, Capstone Turbine Singapore Pte., Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at September 30, 2011.

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

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition — Milestone Method” (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive: the following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed, and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Banking Production Centre (“BPC”), one of the Company’s Russian distributors, and Pumps and Service Company (“Pumps and Service”), one of the Company’s domestic distributors, accounted for 25% and 22%, respectively, of revenue for the three months ended September 30, 2011. Sales to Aquatec-Maxcon Pty Ltd., the Company’s Australian distributor, Pumps and Service and BPC accounted for 14%, 13% and 11% of revenue for the three months ended September 30, 2010, respectively.

BPC and Pumps and Service accounted for 23% and 15% of revenue, respectively, for the six months ended September 30, 2011. For the six months ended September 30, 2010, BPC and Pumps and Service accounted for 21% and 10% of revenue, respectively.

Additionally, BPC, Pumps and Service and Greenvironment plc, the Company’s Finnish distributor, accounted for 26%, 12% and 10% of accounts receivable, net, respectively, as of September 30, 2011. BPC and Verdesis S.A., the Company’s Belgian distributor, accounted for 26% and 10%, respectively of accounts receivable, net as of March 31, 2011.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	September 30, 2011	March 31, 2011
	(In thousands)
Raw materials	$22,415	$18,649
Work in process	274	290
Finished goods	2,042	1,782
Total	24,731	20,721
Less non-current portion	(1,271)	(1,454)
Current portion	$23,460	$19,267

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2011 is 1.6 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2011, over the periods presented in the following table:

Expected Period of Use	Non-current Inventory Balance
(In thousands)
13 to 24 months	$573
25 to 36 months	425
37 to 48 months	273
Total	$1,271

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2011	March 31, 2011
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$21,845	$21,635
Leasehold improvements	9,721	9,663
Molds and tooling	4,838	4,773
	36,404	36,071
Less accumulated depreciation and amortization	(31,097)	(30,132)
Total property, plant and equipment, net	$5,307	$5,939

The Company recorded depreciation expense of $0.6 million and $1.3 million for the three and six months ended September 30, 2011, respectively. The Company recorded depreciation expense of $0.7 million and $1.4 million for the three and six months ended September 30, 2010, respectively.

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2011
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,413	$287
Technology	10 years	2,240	373	1,867
Parts and service customer relationships	5 years	1,080	360	720
TA100 customer relationships	2 years	617	514	103
Backlog	Various	490	292	198
Trade name		69	69	—
Total		$8,196	$5,021	$3,175

The Company recorded amortization expense of $0.2 million and $0.4 million for the three and six months ended September 30, 2011, respectively. The Company recorded amortization expense of $0.2 million and $0.5 million for the three and six months ended September 30, 2010, respectively.

Expected future amortization expense of intangible assets as of September 30, 2011 is as follows:

Year Ending March 31,	Amortization Expense
(In thousands)
2012 (remainder of fiscal year)	$347
2013	489
2014	489
2015	474
2016	273
Thereafter	1,103
Total expected future amortization	$3,175

Intangible assets consisted of the following (in thousands):

	March 31, 2011
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,388	$312
Technology	10 years	2,240	261	1,979
Parts and service customer relationships	5 years	1,080	252	828
TA100 customer relationships	2 years	617	360	257
Backlog	Various	490	292	198
Trade name		69	69	—
Total		$8,196	$4,622	$3,574

Expected future amortization expense of intangible assets as of March 31, 2011 is as follows:

Year Ending March 31,	Amortization Expense
(In thousands)
2012	$746
2013	489
2014	489
2015	474
2016	273
Thereafter	1,103
Total expected future amortization	$3,574

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $19,800 and $18,200 were earned by Solar for the three months ended September 30, 2011 and 2010, respectively. Royalties of approximately $38,400 and $28,400 were earned by Solar for the six months ended September 30, 2011 and 2010, respectively. Earned royalties of approximately $19,800 and $17,700 were unpaid as of September 30, 2011 and March 31, 2011, respectively, and are included in accrued expenses in the accompanying balance sheets.

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

8.  Stock-Based Compensation

As of September 30, 2011, the Company had outstanding 3,950,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”). The Company granted 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,700,000 of the options prior to Fiscal 2008, with exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new officers and employees of the Company. Included in the 3,950,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 650,000 options granted to the Company’s former Senior Vice President of Customer Service, 250,000 options granted to the Company’s Senior Vice President of Program Management and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years.

Valuation and Expense Information

For the three months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $0.4 million and $0.7 million, respectively. For the six months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $0.9 million and $1.3 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$38	$68	$76	$169
Research and development	90	32	171	63
Selling, general and administrative	314	571	615	1,101
Stock-based compensation expense	$442	$671	$862	$1,333

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rates	0.9%	1.4%	1.9%	3.1%
Expected lives (in years)	5.0	5.0	5.0	5.0
Dividend yield	—%	—%	—%	—%
Expected volatility	87.4%	97.3%	89.0%	97.9%

The Company’s computation of expected volatility for the three and six months ended September 30, 2011 and 2010 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected terms. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three and six months ended September 30, 2011 and 2010 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2011	10,145,990	$1.51
Granted	823,300	1.71
Exercised	—	—
Forfeited, cancelled or expired	(60,000)	27.24
Options outstanding at September 30, 2011	10,909,290	$1.38	6.22	$450,977

Options fully vested at September 30, 2011 and those expected to vest beyond September 30, 2011	10,627,988	$1.38	6.14	$447,830

Options exercisable at September 30, 2011	8,511,144	$1.42	5.56	$354,732

The weighted average per share grant date fair value of options granted during the three months ended September 30, 2011 and 2010 was $1.13 and $0.66, respectively. The weighted average per share grant date fair value of options granted during the six months ended September 30, 2011 and 2010 was $1.71 and $1.02, respectively. There were no options exercised during the three months ended September 30, 2011 and 2010. There were no options exercised during the six months ended September 30, 2011. The total intrinsic value of options exercised during the six months ended September 30, 2010 was approximately $1,150. As of September 30, 2011, there was approximately $1.7 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.5 years.

During the six months ended September 30, 2011 and 2010, the Company issued a total of 36,378 and 61,091 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for the shares issued during the six months ended September 30, 2011 and 2010 was $1.40 and $0.90, respectively.

A summary of restricted stock unit activity for the six months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2011	1,514,198	$1.81

Granted	297,584	1.65
Vested and issued	(314,413)	1.65
Forfeited	(75,046)	0.97

Unvested restricted stock units outstanding at September 30, 2011	1,422,323	$1.27
Restricted stock units expected to vest beyond September 30, 2011	1,213,747	$1.20

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the three months ended September 30, 2011 and 2010 was approximately $22,800 and $36,000, respectively. The total fair value of restricted stock units vested and issued by the Company during the six months ended September 30, 2011 and 2010 was approximately $0.6 million and $0.3 million, respectively. The Company recorded expense of approximately $0.2 million and $0.3 million associated with its restricted stock awards and units during the three months ended September 30, 2011 and 2010, respectively. The Company recorded expense of approximately $0.4 million and $0.5 million associated with its restricted stock awards and units during the six months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was approximately $0.9 million of total compensation cost related to nonvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.1 years.

Stockholder Rights Plan

The Company has entered into a rights agreement, as amended, with Mellon Investor Services LLC, as rights agent. In connection with the rights agreement, the Company’s board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company’s common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the rights agreement. The rights agreement will expire on the 30th day after the 2014 annual meeting of stockholders unless continuation of the rights agreement is approved by the stockholders at that meeting. The rights are intended to protect the Company’s stockholders in the event of an unfair or coercive offer to acquire the Company. The rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the board of directors. The rights should also not interfere with any merger or other business combination approved by the board of directors.

9.  Underwritten and Registered Direct Placements of Common Stock

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

Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders (the “Holders”) of warrants to purchase an aggregate of 7.2 million shares of the Company’s common stock, par value $0.001 per share, issued by the Company to such Holders on May 7, 2009 (the “Initial Warrants”). Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to the Holders new warrants to purchase an aggregate of 5.8 million shares of common stock (the “New Warrants”) in exchange for the exercise in full of the Initial Warrants at the reduced exercise price of $0.90 per share. In connection with the induced exercise of the warrants, the Company modified the warrant agreements, which resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the New Warrants acquired by the Holders was $0.0625 per share of common stock, and the initial exercise price of the New Warrants was $1.42 per share. The New Warrants are exercisable during the period beginning on September 17, 2009 and continuing through May 7, 2016 and include certain weighted average anti-dilution provisions, subject to certain limitations. The sale of the New Warrants resulted in gross proceeds of approximately $0.4 million and the Company recorded a $6.4 million warrant liability, which represented the fair value of the New Warrants on the date of issuance, resulting in a charge of $6.0 million to operations during the three months ended September 30, 2009. The exercise of the Initial Warrants resulted in gross proceeds of approximately $6.5 million. The February 2010 underwritten public offering triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the exercise price of each warrant previously outstanding was adjusted. Following such adjustments, warrants issued in September 2009 and still outstanding as of September 30, 2011 represented warrants to purchase 5.8 million shares at an exercise price of $1.34 per share. These warrants are classified as liabilities under the caption “Warrant liability” and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability.” See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

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

As of September 30, 2011, none of the warrants issued in May 2009 were outstanding. During Fiscal 2011, these warrants were classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants are immediately exercisable and include anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. As discussed above, on March 9, 2011, warrants to purchase 0.4 million shares were exercised resulting in proceeds of approximately $0.5 million. During the six months ended September 30, 2011, warrants to purchase 0.6 million shares were exercised resulting in gross proceeds of approximately $1.0 million. The February 2010, September 2009 and May 2009 underwritten public offerings triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of September 30, 2011 represented warrants to purchase 6.7 million shares at an exercise price of $1.60 per share. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. The five-year warrants were immediately exercisable and include anti-dilution provisions, subject to certain limitations. During Fiscal 2009, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. During Fiscal 2011, warrants to purchase 8.5 million shares were exercised resulting in gross proceeds of approximately $8.7 million. During the six months ended September 30, 2011, warrants to purchase 0.1 million shares were exercised resulting in gross proceeds of approximately $0.1 million. The February 2010 and May 2009 underwritten public offerings triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, the warrants issued in January 2007 and still outstanding as of September 30, 2011 represented warrants to purchase 8.4 million shares at an exercise price of $1.17 per share. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

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

The table below presents assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$9,540	$9,540	$—	$—
Warrant Liability	$(5,854)	$—	$—	$(5,854)

Cash equivalents include cash held in money market and U.S. treasury funds at September 30, 2011.

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

Basis for Valuation

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. As the Company’s obligations under the revolving credit facility are based on adjustable market interest rates, the Company has determined that the carrying value approximates the fair value. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of September 30, 2011		As of March 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$12,335	$12,335	$7,080	$7,080

The fair value of the Company’s warrant liability (see Note 9—Underwritten and Registered Direct Placement of Common Stock) recorded in the Company’s financial statements is determined using the Monte—Carlo simulation valuation method and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. In the notes to its consolidated financial statements for the quarter ended September 30, 2010, the Company classified the inputs to determine the fair value of the warrant liability as Level 2 in the fair value hierarchy; however, the Company has reclassified such warrant liability as Level 3 for all periods presented because the Company’s fair value determination was made using significant unobservable inputs. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rates range	0.0% to 0.9%	0.6% to 2.5%	0.0% to 1.5%	0.2% to 2.5%
Contractual term (in years)	0.3 to 4.6	1.3 to 5.9	0.3 to 4.9	1.3 to 5.9
Expected volatility range	60.5% to 84.9%	85.3% to 103%	60.5% to 84.9%	85.3% to 103%

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

The table below provides a reconciliation of the beginning and ending balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability:
Balance at March 31, 2011	$20,772
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	(14,220)
Purchases, issuances and settlement	(698)
Balance at September 30, 2011	$5,854

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. The Agreements will terminate in accordance with their terms on September 30, 2014 unless terminated sooner.

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

Several times since entering into the Agreements, the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver.

As a result of the Company’s noncompliance with the financial covenant in the Agreements regarding the Company’s net income as of March 31, 2010, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. In addition, as a condition of the further amendment of the Agreements, Wells Fargo restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility.

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

On September 27, 2011, the Company entered into an amendment to the Agreements with Wells Fargo to increase the borrowing capacity available under the Company’s revolving line of credit to an aggregate of $15.0 million and extend the maturity date of the line of credit through September 30, 2014. Additionally, this amendment made certain changes to the calculation and payment of interest under the Agreements and the financial covenant requiring a specified ratio of minimum cash balances to unreimbursed line of credit advances.

If the Company had not obtained the waivers and amended the Agreements as described above, the Company would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for the Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. As of September 30, 2011, the Company was in compliance with the covenants contained in the amended Agreements and based on the Company’s current forecasts through the end of Fiscal 2012, the Company believes it will maintain compliance with the covenants contained in the amended Agreements.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of Daily Three Month LIBOR, which interest rate shall change whenever Daily Three Month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at September 30, 2011 and March 31, 2011 was 5.4% and 7.5%, respectively.

The Company incurred $0.2 million in origination fees in 2009. These fees have been capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of September 30, 2011 and March 31, 2011, $12.3 million and $7.1 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during each of the three months ended September 30, 2011 and 2010 was $0.2 million, which includes $48,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during each of the six months ended September 30, 2011 and 2010 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, the location of the sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs related to a specific plan developed by the Company to address reliability repairs on products covered under standard warranty and for products no longer in warranty when, in the Company’s judgment, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is taken into account in estimating future warranty liabilities.

Changes in accrued warranty reserve during the six months ended September 30, 2011 are as follows (in thousands):

Balance, March 31, 2011	$1,081
Standard warranty provision	2,016
Changes for accrual related to reliability repair programs	326
Deductions for warranty claims	(1,924)
Balance, September 30, 2011	$1,499

13.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”), a division of United Technologies Corporation. The Development Agreement engaged UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“C200”) microturbine. Pursuant to the terms of the Development Agreement, UTCP contributed $12.0 million in cash and approximately $0.8 million of in-kind services toward the Company’s efforts to develop the C200. In return, the Company pays to UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. In August 2009, the Development Agreement was assigned by UTCP to Carrier Corporation (“Carrier”).

The Company recorded the benefits from this Development Agreement as a reduction of research and development (“R&D”) expenses. In-kind services performed by UTCP under the cost-sharing program were recorded as consulting expense within R&D expenses. Funding in excess of expenses incurred was recorded in Other Current Liabilities. The program concluded in June 2009 and, therefore, there was no funding in excess of expenses recorded in Other Current Liabilities as of September 30, 2011. The reduction of R&D expenses was recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables.

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier. The amendment amends the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. Carrier earned $0.8 million and $0.2 million in royalties for C200 and C1000 Series system sales during the three months ended September 30, 2011 and 2010, respectively. Carrier earned $1.3 million and $0.3 million in royalties for C200 and C1000 system sales during the six months ended September 30, 2011 and 2010, respectively. Earned royalties of $0.8 million and $1.7 million were unpaid as of September 30, 2011 and March 31, 2011, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2015. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.3 million as of September 30, 2011 and March 31, 2011, respectively. Rent expense was approximately $0.5 million and $0.7 million during the three months ended September 30, 2011 and 2010, respectively. Rent expense was approximately $1.1 million and $1.3 million during the six months ended September 30, 2011 and 2010, respectively.

Purchase Commitments

As of September 30, 2011, the Company had firm commitments to purchase inventories of approximately $29.3 million through Fiscal 2012. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

On April 28, 2011, the Company purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and obtained title to certain TA100 manufacturing equipment. See Note 16—Acquisition, for discussion of commitments associated with the TA100 microturbine generator product line (“MPL”) acquired from CPS.

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency is expected to come from an improved microturbine design, with a projected electrical efficiency of 42% (compared to 33% for the C200) and power output of 370 kW. The project was estimated to last 24 months and cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $0.4 million through September 30, 2011.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to last 24 months and cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. The Company billed the DOE under this contract a cumulative amount of $1.1 million through September 30, 2011.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2011 and March 31, 2011, no significant inventories were held at distributors.

Legal Matters

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of the Company’s initial public offering. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for the Company’s June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the “Tolling Agreements”). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. The Company’s case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the District Court that they do not intend to take any further action against the named officers and directors at this time. Appeals of the opinion granting final approval were filed, all of which were disposed of except that the appeals filed by one objector were remanded to the district court to determine standing to appeal. On August 25, 2011, the District Court issued an order holding that the final objector had no standing to appeal. The objector has appealed that decision. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain. Management believes that the outcome of this litigation will not have a material impact on the Company’s business, operating results, cash flows, financial position or results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the Company’s secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. On December 2, 2010, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) affirmed the Washington District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit, however, reversed and remanded the Washington District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ initial public offerings, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc.  Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.  It further ordered that no further petitions for rehearing may be filed.  On January 26, 2011, the Ninth Circuit ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Simmonds’ filing of a petition for writ of certiorari in the United States Supreme Court.  On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the

U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue.  On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The Ninth Circuit mandate for all cases continues to be stayed pending final disposition of the underwriters’ Petition. Underwriters’ brief on the merits was submitted on August 18, 2011, and Simmonds’ brief was submitted on September 26, 2011. Oral argument in that case is scheduled for November 29, 2011. Management believes that the outcome of this litigation will not have a material impact on the Company’s business, operating results, cash flows, financial position or results of operations.

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

15.  Net Income (Loss) Per Common Share

Basic net income (loss) per share of common stock is computed using the weighted average number of common shares outstanding for the period. The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of awards (RSUs and RSAs), net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 1.3 million and stock awards totaling 0.3 million shares were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2011, because they were anti-dilutive. In net loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net Income
Net income (loss)	$1,264	$(1,925)	$(1,632)	$(1,533)
Basic Shares
Basic weighted average shares outstanding	259,412	245,510	259,364	243,890
Diluted Shares
Basic weighted average shares outstanding	259,412	245,510	259,364	243,890
Effect of dilutive warrants, stock options and non-vested share awards	2,006	—	—	—
Diluted weighted average shares outstanding	261,418	245,510	259,364	243,890

Net income (loss) per share:
Basic	$0.00	$(0.01)	$(0.01)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.01)

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

Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock on the Closing Date, with a fair value of $1.8 million and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the “Second Funding Date”). The additional consideration was to be paid, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS. This second payment constituted a financial instrument which was accounted for as a liability at fair value on the Closing Date in accordance with ASC 480, “Distinguishing Liabilities from Equity.” This liability was recorded at fair value on the Closing Date in the amount of $3.0 million and was accreted to its full settlement value on the Second Funding Date by recording the increase to interest expense in the amount of $0.1 million.

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

Overview

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), combined cooling, heat and power (“CCHP”)), resource recovery and secure power. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand—alone when no utility grid is available. There are several technologies which are used to provide “on-site power generation” (also called “distributed generation”), such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines can provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines can provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand—alone feature, customers can produce their own energy in the event of a power outage and can use the microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors. Our distributors install the microturbines. Service is provided directly by us through our Factory Protection Plan (“FPP”) or by our distributors. Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines designed for commercial, industrial and utility users from 30 kilowatts (“kW”) up to one megawatt in electric power output. Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store. The 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization (“ISO”) sized container, Capstone has created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 1000 kW (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra—low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C65 and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used.

Our products produce exceptionally clean power. The California Air Resources Board (“CARB”) has established extremely high industry standards for distributed generation technologies by requiring them to meet emissions levels comparable to the Best Available Control Technology for large state-of-the-art central utility power plants. Capstone’s microturbines have become even “greener” with ultra—low emissions by complying with the Environmental Protection Agency and CARB 2007 emissions requirements which reduced previous requirements for mono—nitrogen oxides (NOx) by 86%, carbon monoxide (CO) by 98%, and volatile organic compounds (VOCs) by 98%. Our C65 was certified by CARB to meet its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB to meet 2008 waste gas emissions requirements for landfill and digester gas applications. Our C200 Landfill and Digester Gas systems were certified in November 2010 by CARB as meeting 2008 waste gas emissions requirements for landfill and digester gas applications. In August 2011, we released C30 and C65 natural gas fueled microturbines that meet extremely low global emission standards, including CARB requirements for New On-Road Heavy-Duty Engines for Urban Bus—Hybrid service.

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

Renewable Energy

Our microturbine products can use renewable methane gases from landfills, wastewater treatment facilities and other biogas applications like cow, pig and chicken manure. Capstone’s product can burn these renewable waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution, while simultaneously producing electricity from this “free” renewable fuel for use at the site or in the surrounding community.

Natural Resources—Oil, Natural Gas, Shale Gas & Mining

On a worldwide basis, there are thousands of locations where the drilling, production, compression and transportation of natural resources and other extraction and production processes creates fuel byproducts, which traditionally have been released or burned into the atmosphere.  Typically oil and gas or mining operations have no electric utility grid and rely solely on Capstone’s microturbine product for reliable low emission power supply.

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

During the three months ended September 30, 2011, we booked total orders of $20.8 million for 152 units, or 20.5 megawatts, compared to $14.4 million for 138 units, or 14.8 megawatts, during the three months ended September 30, 2010. We shipped 172 units with an aggregate of 23.6 megawatts, generating revenue of $22.4 million compared to 174 units with an aggregate of 15.8 megawatts, generating revenue of $15.5 million during the three months ended September 30, 2010. Total backlog as of September 30, 2011 increased $30.2 million, or 36%, to $113.7 million from $83.5 million as of September 30, 2010. As of September 30, 2011, we had 675 units, or 126.8 megawatts, in total backlog compared to 667 units, or 93.4 megawatts, as of September 30, 2010. As of September 30, 2011 and September 30, 2010, all of the backlog was current and expected to be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the three months ended September 30, 2011 were: 21% for use in energy efficiency applications, 27% for use in renewable energy applications and 52% for use in oil, gas & other natural resources applications.

The following table summarizes our backlog:

	As of September 30,
	2011		2010
	Megawatts	Units	Megawatts	Units
Current
C30	4.4	146	4.1	137
C65	23.3	358	23.6	363
TA100	2.4	24	5.2	52
C200	7.4	37	10.2	51
C600	10.8	18	3.6	6
C800	12.0	15	3.2	4
C1000	65.0	65	42.0	42
Waste heat recovery generator	1.5	12	1.5	12
Total Backlog	126.8	675	93.4	667

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

3)

Service— We serve our customers directly and through qualified distributors, who will perform their service work using technicians specifically trained by Capstone. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local distributors to do so. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of September 30, 2011 was $28.6 million, which represents the value of the contractual agreements for FPP services that has not been earned and extends through Fiscal 2026.

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

Management believes that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions, our financial model anticipates that we will achieve positive cash flow when we ship approximately 200 units in a quarter, dependent on an assumed product mix. Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10.0 to $15.0 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding, if available.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Revenue.  Revenue for the three months ended September 30, 2011 increased $8.6 million, or 46%, to $27.5 million from $18.9 million for the three months ended September 30, 2010. The change in revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 included a $5.8 million increase in revenue from the European market, a $5.2 million increase in revenue from the North American market and a $0.8 million increase in revenue from the South American market, all primarily the result of our efforts to improve distribution channels. This overall increase in revenue was offset by a $1.9 million decrease in revenue from the Australian market, a $1.1 million decrease in revenue from the Asian market and a $0.2 million decrease in revenue from the African market because of lower sales volume in the regions.

For the three months ended September 30, 2011, revenue from microturbine products increased $6.9 million, or 45%, to $22.4 million from $15.5 million for the three months ended September 30, 2010. Overall microturbine product shipments were two units (7.8 megawatts higher) lower during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, totaling 172 units (23.6 megawatts) and 174 units (15.8 megawatts), respectively. Megawatts shipped and revenue during the three months ended September 30, 2011 increased as a result of higher sales volume for our C65 microturbine and further market adoption of our C1000 Series product line. Average revenue per unit increased for the three months ended September 30, 2011 to approximately $130,000 compared to approximately $90,000 per unit for the three months ended September 30, 2010.

For the three months ended September 30, 2011, revenue from our accessories, parts and service increased $1.7 million, or 50%, to $5.1 million from $3.4 million for the three months ended September 30, 2010. The increase in revenue resulted from  higher microturbine service work, sales of microturbine parts and  FPP contract enrollments. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2011			2010
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.3	0.9	30	$2.5	1.8	61
C65	8.2	7.5	116	5.8	5.8	89
TA100	—	—	—	0.6	0.5	5
C200	2.1	2.0	10	1.6	1.8	9
C600	2.7	3.0	5	1.0	1.2	2
C800	2.5	3.2	4	—	—	—
C1000 Series	5.6	7.0	7	3.2	4.0	4
Waste heat recovery generator	—	—	—	0.4	0.3	2
Unit upgrades	—	—	—	0.4	0.4	2
Total from Microturbine Products	$22.4	23.6	172	$15.5	15.8	174
Accessories, Parts and Service	5.1	—	—	3.4	—	—
Total	$27.5	23.6	172	$18.9	15.8	174

Sales to Banking Production Centre (“BPC”), one of the Company’s Russian distributors, and Pumps and Service Company (“Pumps and Service”), one of the Company’s domestic distributors, accounted for 25% and 22%, respectively, of revenue for the three months ended September 30, 2011. Sales to Aquatec-Maxcon Pty Ltd. (“Aquatec”), the Company’s Australian distributor, Pumps and Service and BPC accounted for 14%, 13% and 11% of revenue for the three months ended September 30, 2010, respectively.

Gross Margin. Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $1.7 million, or 6% of revenue, for the three months ended September 30, 2011 compared to a gross margin of $0.1 million, or 1% of revenue, for the three months ended September 30, 2010. The improvement in gross margin of $1.6 million was the result of a $3.6 million benefit realized from a change in product mix, which reflects the sale of higher priced microturbine products, increased microturbine service work and parts, as well as FPP contract enrollments during the three months ended September 30, 2011. All microturbine products had better margins than in the same period last year as a result of higher average selling prices and overall lower direct material costs. The $3.6 million benefit related to product mix was offset by increases in production and service center labor and overhead expenses of $1.3 million, royalty expense of $0.4 million and warranty expense of $0.3 million. Management has implemented certain initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Production and service center labor and overhead expense increased $1.3 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as the result of increased salaries expense and freight expense and further expansion of our service centers to meet obligations under FPP contracts.

Royalty expense increased $0.4 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in our royalty expense is related to sales growth of our C200 and C1000 Series systems.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.3 million reflects an increase in the standard warranty provision, an increase in warranty claims related primarily to early production C200 and C1000 Series systems and more units under warranty during the three months ended September 30, 2011 compared to the prior year period.

Research and Development (“R&D”) Expenses. R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the three months ended September 30, 2011 increased $0.2 million, or 10%, to $2.2 million from $2.0 million for the three months ended September 30, 2010. R&D expenses are reported net of benefits from cost—sharing programs, such as DOE grants. The overall increase in R&D expenses of $0.2 million resulted from increased salaries of $0.3 million and supplies of $0.2 million, offset by a decrease in consulting expense of $0.3 million. There were approximately $0.1 million of cost-sharing benefits during the three months ended September 30, 2011 and $0.2 million of such benefits during the three months ended September 30, 2010. Cost—sharing programs vary from period to period depending on the phases of the programs. Management expects R&D expenses in Fiscal 2012 to be slightly higher than in Fiscal 2011.

Selling, General, and Administrative (“SG&A”) Expenses. We had SG&A expenses of approximately $6.6 million for each of the three months ended September 30, 2011 and 2010. During the three months ended September 30, 2011 travel expense decreased $0.2 million, while consulting expense increased $0.2 million. Management expects SG&A expenses in Fiscal 2012 to be higher than in Fiscal 2011 as we refine our distribution channels and incur higher commissions on increased sales.

Interest Income. Interest income decreased $1,000, or 50%, to $1,000 for the three months ended September 30, 2011 from $2,000 for the three months ended September 30, 2010. The decrease in interest income was attributable to a general decline in market interest rates that resulted in lower yields earned on our cash and cash equivalents in comparison to the same period last year. Management expects interest income in Fiscal 2012 to be minimal because of current interest rates.

Interest Expense. Interest expense for each of the three months ended September 30, 2011 and 2010 was approximately $0.2 million. Interest expense is primarily from the average balances outstanding under the revolving Credit Facility. As of September 30, 2011, we had total debt of $12.3 million outstanding under the revolving Credit Facility. Effective September 27, 2011, we increased our revolving line of credit to $15.0 million and extended the maturity date through September 30, 2014.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was a benefit of $8.6 million for the three months ended September 30, 2011. The change in fair value of the warrant liability was a benefit of $6.9 million for the three months ended September 30, 2010. In accordance with ASC 815, “Derivatives and Hedging” adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is impacted primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

Income Taxes. There was no income tax expense during the three months ended September 30, 2011. Income tax expense for the three months ended September 30, 2010 was $0.1 million. Income tax expense during the three months ended September 30, 2010 related to service activity in Mexico that exceeded certain thresholds.

Six Months Ended September 30, 2011 and 2010

Revenue.  Revenue for the six months ended September 30, 2011 increased $16.9 million, or 48%, to $51.8 million from $34.9 million for the same period last year. The change in revenue for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 included a $10.9 million increase in revenue from the North American market, a $8.3 million increase in revenue from the European market and a $1.6 million increase in revenue from the South American market, all primarily the result of efforts to improve distribution channels. This overall increase in revenue was offset by a $2.5 million decrease in revenue from the Asian market, a $1.3 million decrease in revenue from the Australia market and a $0.1 million decrease in revenue from the African market because of lower order volume in the regions.

For the six months ended September 30, 2011, revenue from microturbine products increased $15.0 million, or 53%, to $43.2 million from $28.2 million for the six months ended September 30, 2010. Overall microturbine product shipments were 70 units (16.4 megawatts higher) higher during the six months ended September 30, 2011 compared to the six months ended

September 30, 2010, totaling 342 units (45.6 megawatts) and 272 units (29.2 megawatts), respectively. Megawatts shipped and revenue during the six months ended September 30, 2011 increased as a result of higher sales volume of our C65 microturbine and further market adoption of our C1000 Series product line. Average revenue per unit increased for the six months ended September 30, 2011 to approximately $126,000 compared to approximately $104,000 per unit for the six months ended September 30, 2010.

For the six months ended September 30, 2011, revenue from our accessories, parts and service increased $1.9 million, or 28%, to $8.6 million from $6.7 million for the six months ended September 30, 2010. The increase in revenue resulted from higher sales of microturbine parts, FPP contract enrollments and microturbine service work. The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Six Months Ended September 30,
	2011			2010
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$2.6	1.9	63	$3.7	2.7	91
C65	16.2	15.3	235	8.8	8.7	133
TA100	0.5	0.2	2	2.0	1.5	15
C200	2.3	2.2	11	3.0	2.8	14
C600	4.8	5.4	9	1.6	1.8	3
C800	4.5	5.6	7	0.6	0.8	1
C1000 Series	12.3	15.0	15	7.4	10.0	10
Waste heat recovery generator	—	—	—	0.4	0.3	2
Unit upgrades	—	—	—	0.7	0.6	3
Total from Microturbine Products	$43.2	45.6	342	$28.2	29.2	272
Accessories, Parts and Service	8.6	—	—	6.7	—	—
Total	$51.8	45.6	342	$34.9	29.2	272

BPC and Pumps and Service accounted for 23% and 15% of revenue, respectively, for the six months ended September 30, 2011. For the six months ended September 30, 2010, BPC and Pumps and Service accounted for 21% and 10% of revenue, respectively.

Gross Margin (Loss). The gross margin was $2.2 million, or 4% of revenue, for the six months ended September 30, 2011 compared to a gross loss of $0.4 million, or -1% of revenue, for the six months ended September 30, 2010. The improvement in gross margin of $2.6 million was the result of a $7.3 million benefit realized from higher overall volume, improved average selling prices and lower direct material cost during the six months ended September 30, 2011. The C30, C65, TA100, C1000 Systems had better margins than in the same period last year as a result of higher average selling prices and all products had overall lower direct materials costs. The $7.3 million benefit was offset by an increase in production and service center labor and overhead expenses of $2.2 million, warranty expense of $1.4 million, inventory charges of $0.6 million and royalty expense of $0.5 million. Management has taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

Production and service center labor and overhead expense increased $2.2 million during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 as the result of increased salaries expense and freight expense and further expansion of our service centers to meet obligations under FPP contracts.

The increase in warranty expense of $1.4 million reflects an increase in the standard warranty provision as a result of an increase in warranty claims related primarily to C200 and C1000 Series systems and higher volume of units under warranty during the six months ended September 30, 2011 compared to the prior year period.

Inventory charges increased $0.6 million during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 primarily as the result of physical inventory adjustments and reserve for excess and obsolete inventory.

Royalty expense increased $0.5 million during the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The increase in our royalty expense is related to sales growth of our C200 and C1000 Series systems.

Research and Development Expenses. R&D expenses for the six months ended September 30, 2011 increased $0.8 million, or 22%, to $4.4 million from $3.6 million for the six months ended September 30, 2010. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $0.8 million resulted from increased salaries of $0.8 million and supplies of $0.4 million, offset by a decrease in consulting related expense of $0.4 million. There were approximately $0.2 million of cost-sharing benefits for the six months ended September 30, 2011 and $0.4 million of such benefits for the six months ended September 30, 2010. Cost-sharing programs vary from period to period depending on the phases of the programs. Management expects R&D expenses in Fiscal 2012 to be slightly higher than in Fiscal 2011.

Selling, General, and Administrative Expenses. SG&A expenses for the six months ended September 30, 2011 increased $0.1 million, or 1%, to $13.2 million from $13.1 million for the six months ended September 30, 2010. The net increase in SG&A expenses was comprised of an increase of $0.5 million in professional services expense, which includes accounting and legal expenses, and an increase of $0.2 million related to consulting expense, offset by a decrease of $0.3 million related to travel expense, $0.2 million in facilities expense and $0.1 million in marketing expense. Management expects SG&A expenses in Fiscal 2012 to be higher than in Fiscal 2011 as we refine our distribution channels and incur higher commissions on increased sales.

Interest Income. Interest income decreased $1,000, or 50%, to $1,000 for the six months ended September 30, 2011 from $2,000 for the six months ended September 30, 2010. The decrease in interest income was attributable to a general decline in market interest rates that resulted in lower yields earned on our cash and cash equivalents in comparison to interest income in the same period last year. Management expects interest income in Fiscal 2012 to be minimal because of current interest rates.

Interest Expense. Interest expense decreased $0.1 million, or 20%, to $0.4 million for the six months ended September 30, 2011 from $0.5 million for the six months ended September 30, 2010. The decreased interest expense resulted from the accretion of interest expense for the CPS second funding liability during the six months ended September 30, 2010. The incurrence of interest expense for the second funding liability was a non-cash transaction and did not impact the Company’s cash balances. As of September 30, 2010, we had total debt of $12.3 million outstanding under the revolving Credit Facility. Effective September 27, 2011, we increased our revolving line of credit to $15.0 million and extended the maturity date through September 30, 2014.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability was a benefit of $14.2 million for the six months ended September 30, 2011. The change in fair value of the warrant liability was a benefit of $16.2 million for the six months ended September 30, 2010. In accordance with ASC 815, “Derivatives and Hedging” adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is impacted primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

Income Taxes. There was no income tax expense during the six months ended September 30, 2011. Income tax expense for the six months ended September 30, 2010 was $0.2 million. Income tax expense during the six months ended September 30, 2010 related to service activity in Mexico that exceeded certain thresholds.

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

Our cash and cash equivalent balances decreased $13.1 million during the six months ended September 30, 2011, compared to a decrease of $27.0 million during the six months ended September 30, 2010.

Operating Activities.  During the six months ended September 30, 2011, we used $19.8 million in cash in our operating activities, which consisted of a net loss for the period of $1.6 million, non-cash adjustments (primarily change in fair value of warrant liability, employee stock—based compensation, depreciation and amortization, warranty and inventory charges) of $8.5 million and cash used for working capital of $9.7 million. During the six months ended September 30, 2010, operating cash usage was $21.2 million, which consisted of a net loss for the period of $1.5 million, non-cash adjustments of $11.8 million and cash used for working capital of $7.9 million.

During the six months ended September 30, 2011, an additional $1.8 million in cash was used for working capital compared to the six months ended September 30, 2010. The increase in cash used for working capital during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 reflects the following:

•                  An increase in inventory of $4.6 million during the six months ended September 30, 2011 compared to a decrease in inventory of $1.7 million during the six months ended September 30, 2010. The increase in inventory was primarily the result of the TA100 microturbine inventory that was purchased from CPS.

•                  An increase in warranty payments of $1.9 million during the six months ended September 30, 2011 compared to an increase in warranty payments of $1.1 million during the six months ended September 30, 2010. The change in warranty payments increased $0.8 million during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 because of higher shipments and warranty claims related primarily to early production C200 and C1000 Series systems.

•                  An increase in accounts receivable of $4.1 million during the six months ended September 30, 2011 compared to an increase in accounts receivable of $6.2 million during the six months ended September 30, 2010. The change in accounts receivable decreased $2.1 million during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 because of the timing of collections and overall higher sales.

•                  A decrease in prepaid expenses and other current assets of $0.3 million during the six months ended September 30, 2011 compared to an increase in prepaid expenses and other current assets of $1.8 million during the six months ended September 30, 2010. The change in prepaid expenses and other current assets decreased $2.1 million during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 because of less prepaid inventory held at vendor sites.

•                  An increase in deferred revenue of $1.1 million during the six months ended September 30, 2011 compared to an increase in deferred revenue of $0.6 million during the six months ended September 30, 2010. The change in deferred revenue increased $0.5 million during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 because of an increase in FPP contract enrollment compared to the same period last year.

•                  A decrease in accounts payable and accrued expenses of $0.5 million during the six months ended September 30, 2011 compared to a decrease in accounts payable and accrued expenses of $0.8 million during the six months ended September 30, 2010. The change in accounts payable and accrued expenses decreased $0.3 million during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 primarily as a result of inventory purchases and timing of payments.

Investing Activities.  Net cash from investing activities of $0.6 million during the six months ended September 30, 2011 relates primarily to the release of $1.3 million of restricted cash from Wells Fargo. In addition, we used $0.7 million for the acquisition of fixed assets during the six months ended September 30, 2011. We used $5.6 million in investing activities primarily for  restriction of cash during the six months ended September 30, 2010. As a condition of the amended Agreements with Wells Fargo, we had restricted $5.0 million of cash as additional security for the Credit Facility. In addition, we used $0.6 million for the acquisition of fixed assets during the six months ended September 30, 2010.

Financing Activities.  During the six months ended September 30, 2011, we generated $6.1 million from financing activities compared to cash used during the six months ended September 30, 2010 of $0.2 million. The funds generated from financing activities in the six months ended September 30, 2011 were primarily from our Credit Facility with Wells Fargo and the result of the exercise of warrants yielding $1.1 million in cash. Net borrowing under the Credit Facility obligations were $5.3 million during the six months ended September 30, 2011 compared with net repayments of $0.1 million during the six months ended September 30, 2010. There were no warrants exercised during the six months ended September 30, 2010.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $33,000 of cash used during the six months ended September 30, 2011. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in $6,000 of cash generated during the six months ended September 30, 2010.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on September 30, 2014 unless terminated sooner. As of September 30, 2011 and March 31, 2011, $12.3 million and $7.1 million in borrowings were outstanding, respectively, under the Credit Facility.

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

Several times since entering into the Agreements, we have not been in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default and waiver.

As a result of our noncompliance with the financial covenant in the Agreements regarding our net income as of March 31, 2010, Wells Fargo imposed default pricing of an additional 3.0% effective March 1, 2010. In addition, as a condition of the further amendment to the Agreements, Wells Fargo restricted $5.0 million of cash effective June 11, 2010 as additional security for the Credit Facility.

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

On September 27, 2011, we entered into an amendment to the Agreements with Wells Fargo to increase the borrowing capacity available under the Company’s revolving line of credit to an aggregate of $15.0 million and extend the maturity date of the line of credit through September 30, 2014. Additionally, this amendment makes certain changes to the calculation and payment of interest under the Agreements and the financial covenant requiring a specified ratio of minimum cash balances to unreimbursed line of credit advances.

If we had not obtained the waivers and amended the Agreements as described above, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. As of September 30, 2011 we were in compliance with the covenants contained in the amended Agreements and based on our current forecasts through the end of Fiscal 2012, we believe we will maintain compliance with the covenants contained in the amended Agreements.

Except for scheduled payments made on operating leases during the six months ended September 30, 2011, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2011.

Although we have made progress on direct material cost reduction efforts, we were behind schedule in reducing costs at the end of the second quarter of Fiscal 2012. In addition, our working capital requirements were higher than planned primarily as a result of increased inventories, accounts receivable and warranty reserves. We believe that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if anticipated cash needs change, it is possible that we may decide to raise additional capital in the future. We could seek to raise such funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. We cannot be assured that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. Should we be unable to execute our plans or obtain additional financing that might be needed if the Company’s cash needs change, the Company may be unable to continue as a going concern. Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

•                  the market’s acceptance of our products and services;

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

Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. We have substantial accounts receivable as evidenced by days sales outstanding, or DSO, of 77 days as of September 30, 2011.  No assurances can be given that future bad debt expense will not increase above current operating levels.  Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the recession in economic activity.

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

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition — Milestone Method” (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive: (1) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance and (3) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, two of its then officers, and the underwriters of our initial public offering. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from June 28, 2000 to December 6, 2000. An amended complaint was filed on April 19, 2002. The plaintiffs allege that the prospectuses for our June 28, 2000 initial public offering and November 16, 2000 secondary offering were false and misleading in violation of the applicable securities laws because the prospectuses failed to disclose the underwriter defendants’ alleged agreement to allocate stock in these offerings to certain investors in exchange for excessive and undisclosed commissions and agreements to make additional purchases of stock in the aftermarket at pre-determined prices. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, No. 21 MC 92. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named officers and directors in the action against the Company, pursuant to the terms of Reservation of Rights and Tolling Agreements entered into with the plaintiffs (the “Tolling Agreements”). Subsequent addenda to the Tolling Agreements extended the tolling period through August 27, 2010. The District Court directed that the litigation proceed within a number of “focus cases” and on October 13, 2004, the District Court certified the focus cases as class actions. Our case is not one of these focus cases. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On August 14, 2007, the plaintiffs filed their second consolidated amended complaints against the six focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the District Court for preliminary approval. The District Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. On October 6, 2009, the District Court entered an opinion granting final approval to the settlement and directing that the Clerk of the District Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the Tolling Agreements, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the District Court that they do not intend to take any further action against the named officers and directors at this time. Appeals of the opinion granting final approval were filed, all of which were disposed of except that the appeals filed by one objector were remanded to the district court to determine standing to appeal. On August 25, 2011, the District Court issued an order holding that the final objector had no standing to appeal. The objector has appealed that decision. Because of the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain. Management believes that the outcome of this litigation will not have a material impact on our business, operating results, cash flows, financial position or results of operations.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington(the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. On December 2, 2010, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) affirmed the Washington District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit, however, reversed and remanded the Washington District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ initial public offerings, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc.  Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.  It further ordered that no further petitions for rehearing may be filed.  On January 26, 2011, the Ninth Circuit ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Simmonds’ filing of a petition for writ of certiorari in the United States Supreme Court.  On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue.  On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The Ninth Circuit mandate for all cases continues to be stayed pending final disposition of the underwriters’ Petition.  Underwriters’ brief on the merits was submitted on August 18, 2011, and Simmonds’ brief was submitted on September 26, 2011. Oral argument in that case is scheduled for November 29, 2011. Management believes that the outcome of this litigation will not have a material impact on our business, operating results, cash flows, financial position or results of operations.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011 and quarterly report on Form 10-Q for the three months ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011 (c)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

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

(c)                                  Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on October 3, 2011 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2011

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011 (c)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

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

(c)                                  Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on October 3, 2011 (File No. 001-15957).