Form 10-K
period 2012-03-31
CAPSTONE TURBINE Corp
filed 2012-06-14
CIK 1009759

Use these links to rapidly review the document

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2011 was approximately $259.6 million.

         As of June 7, 2012, there were 299,419,043 shares of the registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the registrant's 2012 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10-K

PART I

Item 1.    Business.

Overview

        Capstone Turbine Corporation ("Capstone" or the "Company") develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP"), integrated combined heat and power ("ICHP"), and combined cooling, heat and power ("CCHP")), renewable energy, natural resources and critical power supply. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. Several technologies are used to provide "on-site power generation" (also called "distributed generation") such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors. Our distributors install the microturbines. Service is provided directly by us through our Factory Protection Plan ("FPP") or by our distributors. Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

        We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines designed for commercial, industrial, and utility users with product offerings ranging from 30 kilowatts ("kW") to one megawatt in electric power output. Our 30 kW ("C30") microturbine can produce enough electricity to power a small convenience store. The 65 kW ("C65") microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200 kW ("C200") microturbine is well suited for larger hotels, office buildings and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization ("ISO") sized container, Capstone has created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 1000 kW ("C1000 Series") microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources, including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C65 and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. Our C65 was certified by the California Air Resources Board ("CARB") as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB as meeting 2008 waste gas emissions requirements for landfill and digester gas applications. Our C200 Landfill and

Digester Gas systems were certified in November 2010 by CARB as meeting 2008 waste gas emissions requirements for landfill and digester gas applications.

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

        To assure proper installation of Capstone microturbine systems, we have instituted a Factory Trained Installer ("FTI") training and certification program. Personnel from our distributors and OEMs, as well as design engineering firms, contractors and end users attend this FTI training. We offer to assist all customers by reviewing their installation designs to confirm that the technical requirements for proper operation have been met, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to Capstone technical requirements before we accept any warranty obligations. This is aimed at providing the end user with a proper installation that will operate as expected for the life of the equipment.

        Capstone has a factory direct service offering for commissioning and post-commissioning service. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance and other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel or contracts with one of its local distributors. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers ("ASPs") and must be employed by a distributor in order to perform work pursuant to a Capstone FPP. The majority of our distributors provide these services.

Our Products

        We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our 60 kW microturbine ("C60"), which was replaced by the C65 model during the quarter ended March 31, 2006. We began shipping the C60 Integrated CHP solution in 2003. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on Capstone's C200 microturbine engine. The C1000 Series product can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single

ISO-sized container. The first commercial shipment of our C1000 Series product was on December 29, 2008. We began shipping TA100 microturbines in March 2010.

        During Fiscal 2012, we booked total orders of $122.5 million for 637 units, or 136.3 megawatts, compared to $86.5 million for 554 units, or 91.9 megawatts, during Fiscal 2011. We shipped 627 units with an aggregate of 96.1 megawatts, generating revenue of $89.9 million compared to 611 units with an aggregate of 69.7 megawatts, generating revenue of $66.4 million during Fiscal 2011. Total backlog as of March 31, 2012 increased $32.6 million, or 31%, to $139.0 million from $106.4 million at March 31, 2011. As of March 31, 2012, we had 679 units, or 158.8 megawatts, in total backlog compared to 669 units, or 118.6 megawatts, for the same period last year. As of March 31, 2012 and 2011, all of the backlog was current and expected to be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not in our control and can affect the timing of our revenue and shipment of our products from backlog.

        The following table summarizes our backlog:

	As of March 31,
	2012		2011
	Megawatts	Units	Megawatts	Units
Current (Expected delivery within the next twelve months)
C30	3.4	112	3.2	106
C65	23.1	356	27.0	416
TA100	2.8	28	2.3	23
C200	9.0	45	5.2	26
C600	10.8	18	5.4	9
C800	6.4	8	12.0	15
C1000	102.0	102	62.0	62
Waste heat recovery generator	1.3	10	1.5	12

Total Backlog	158.8	679	118.6	669

        Capstone microturbines are compact, lightweight and environmentally friendly generators of electricity and heat compared to competing technologies. They operate on the same principle as a jet engine with the added capability of using a variety of commercially available fuels. For example, our microturbines can operate on low British Thermal Unit ("BTU") gas, which is gas with lower energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills and anaerobic digesters.

        Our microturbines incorporate four major design features:

  •
  advanced combustion technology;

  •
  patented air-bearing technology;

  •
  digital power electronics; and

  •
  remote monitoring capability.

        Our advanced combustion technology allows Capstone microturbines to achieve low emissions with a design that is simple to manufacture. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation. The air-bearing system allows the microturbine's single moving assembly to produce power without the need for typical petroleum-based lubrication. Air-bearings use a high-pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance such as oil changes. The electronic controls manage critical functions and monitor operations of the microturbine. For instance, our electronics control the microturbine's speed, temperature and fuel flow and communicate with external networks and building management systems. The power electronics coordinate with the grid when the units are operated in a grid-connect mode and with the onboard battery when equipped for stand-alone mode. All control functions are performed digitally. Performance is optimized, resulting in lower emissions, higher reliability and high efficiency over a variable power range.

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

        We offer various accessories for our products including rotary gas compressors with digital controls, heat recovery modules for CHP applications, dual mode controllers that allow automatic transition between grid connect and stand-alone modes, batteries with digital controls for stand-alone or dual-mode operations, power servers for large multipacked installations, protocol converters for Internet access, packaging options and miscellaneous parts such as frames, exhaust ducting and installation hardware. We also sell microturbine components and subassemblies.

        Our electronic controls manage microturbines using Capstone's proprietary software and advanced algorithms. The controls:

  •
  start the turbogenerator and manage its load;

  •
  coordinate the functioning of the microturbine with the grid;

  •
  manage the speed, fuel flow and exhaust temperature of the microturbine;

  •
  convert the variable frequency, up to a maximum of 1,600 Hertz and variable voltage power produced by the generator into a usable output of either 50 or 60 Hertz AC or DC for hybrid electric vehicle applications; and

  •
  provide digital communications to externally maintain and control the equipment.

        In addition, our proprietary Capstone Remote Monitoring Software ("CRMS") allows end users to remotely operate and manage the microturbine. Unlike the technology of other power sources that require manual monitoring and maintenance, the CRMS allows end users to remotely and efficiently monitor performance, power generation and time of operation using our CRMS interface software with standard personal computers. This remote capability can provide end users with power generation flexibility and cost savings. Capstone is currently developing an Internet based system to provide real-time continuous remote monitoring and diagnostics to customers who purchase the service. This new system is intended to replace the Capstone Service Network.

        The C30 microturbines were initially designed to operate connected to an electric utility grid and to use a high pressure natural gas fuel source. We have expanded our microturbine's functionality to operate with different fuels. The combustor system remains the same for all fuels except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone microturbine's multi-fuel capability provides significant competitive advantages with respect to some of our selected vertical markets.

        Our C65 grid-connect and stand-alone microturbine power systems are listed by Underwriters Laboratories ("UL") as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements. Our products are manufactured by processes that are ISO 9001:2000 and ISO 14001:2004 certified.

        In 2002, the California Energy Commission certified our C30 and C60 microturbines as the first products to comply with the requirements of its "Rule 21" grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of achieving this standard include avoiding both costly external equipment procurement requirements and extensive site-by-site and utility-by-utility analysis. Our protective relay functionality has also been recognized by the State of New York, which has pre-cleared our microturbines for connection to New York's electric utility grid.

        Our C60 microturbine was the first combustion power generation product to be certified by the CARB as meeting its stringent distributed generation emissions standards that went into effect in 2003. Our C65 microturbine now meets the even more stringent CARB 2007 standard for natural gas.

        The TA100 microturbine offers a digital communication interface which can be connected to an external controller (not sold by Capstone) to provide multiple unit and dual mode dispatching functionality. An external synchronization board is provided to parallel the electrical output in multiple unit configurations for stand-alone operation.

        We are the first microturbine manufacturer to achieve UL Class I, Division 2 certification for operation in hazardous-area oil and gas applications. These specially packaged systems are applied in oil and gas production areas with potentially explosive environments.

        In September 2009, we received UL certification for our C200 grid-connect and stand-alone microturbine as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

        In June 2010, we received UL certification for our C1000 Series grid-connect and stand-alone microturbine as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

Applications

        Worldwide, stationary power generation applications vary from huge central stationary generating facilities up to 1,000 MW to back-up generators as small as two kW. Historically, power generation in most developed countries such as the United States has been part of a regulated utility system. A number of developments related primarily to the deregulation of the utility industry as well as significant technology advances have broadened the range of power supply choices available to all types of customers.

        Capstone products serve multiple vertical markets worldwide. Within the distributed generation markets served, we focus on vertical markets that we have identified as having the greatest near-term potential. In the markets we are focusing on, which are energy efficiency, renewable energy, natural resources, critical power supply and mobile products, we have identified specific targeted vertical market segments.

Energy Efficiency—CHP/CCHP

        Energy efficiency maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage to customers. Energy efficiency uses both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 75% or more. The increased operating efficiency reduces overall greenhouse gas emissions compared with traditional independent sources such as power generation and local thermal generation and, through displacement of other separate systems, can reduce operating costs. Our microturbines' emissions of commonly found air pollutants ("criteria pollutants") such as nitrogen oxides ("NOx"), carbon monoxide ("CO") and volatile organic compounds ("VOCs") are lower than those from the on-site boilers that our CHP system displaces, meaning that local emissions of these pollutants are actually reduced when a Capstone energy efficiency CHP system is installed. This high CHP efficiency also means more efficient use of fuel and can reduce net utility costs for end users. The most common uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications. For example, we have used the heat generated by the microturbines to supply hot water solutions for hotels, office buildings and retail, commercial and industrial customers. When our microturbine exhaust drives an absorption chiller, the chiller produces chilled water for air conditioning and other uses.

        There are energy efficiency markets for CHP and CCHP applications worldwide. A study conducted for the US Department of Energy ("DOE") calculated the total potential energy efficiency CHP market in the United States to be over 35.5 gigawatts through 2020. Many governments have encouraged more efficient use of the power generation process to reduce pollution, lower dependence on fossil fuels and control the cost of locally produced goods. To access these markets, we have entered into agreements with distributors which have engineered energy efficiency CHP packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. We also offer our own integrated energy efficiency CHP and CCHP product for the C65, C200 and C1000 Series products.

Renewable Energy

        Our microturbines can use renewable methane gases from landfills, wastewater treatment facilities and other biogas applications such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. They can burn these renewable waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this "free" renewable fuel for use at the site or in the surrounding areas. The microturbines have demonstrated effectiveness in these applications and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur.

        In February 2010, we entered into an agreement with CPS to purchase 125 kW waste heat recovery generators in exchange for certain minimum purchase requirements through December 2015. Pursuant to this agreement, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application.

Natural Resources—Oil, Natural Gas, Shale Gas & Mining

        On a worldwide basis, there are thousands of locations where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbines are installed in the natural resource market to be used in oil and gas exploration, production, compression and transmission sites both onshore and offshore as a highly reliable critical source of power generation. In addition, our microturbines can use flare gas as a fuel to provide prime power. Typically these oil and gas or mining operations have no electric utility grid and rely solely on Capstone's microturbine for reliable low emission power supply.

        Many major oil and gas companies are exploring large shale reserves, or plays, in the United States. In mid 2010 Capstone sold its first microturbines into the U.S. shale gas market in the Eagle Ford and Marcellus shale plays. The market for Capstone microturbines in this industry is vast. The shale gas market is expected to grow substantially, especially since the U.S. Environmental Protection Agency's ("EPA") Clean Air Act has strict requirements for emissions levels at natural gas sites.

Critical Power Supply

        Because of the potentially catastrophic consequences of even momentary system failure, certain power users such as high technology and information systems companies require particularly high levels of reliability in their power service. Capstone's critical power supply offerings are the world's only microturbine powered Uninterruptible Power Source ("UPS") solutions that can offer clean, IT-grade power produced from microturbines, the utility or a combination of both. We offer two microturbine-powered UPS solutions that support prime and dispatched power options. The Capstone UPSource microturbine-powered UPS solution provides prime or emergency power solutions. Capstone's Hybrid UPS microturbine powered solution provides power when dispatched in high efficiency, standard UPS and emergency power solutions. Both critical power supply products offer 99.999999% reliability when the product has at least one independent backup. Dual mode units operating in a prime power configuration can support a 150% overload for 10 seconds during transient conditions. Dual mode units operating in grid parallel mode can provide customers a back-up power system with an economic return. These systems offer high onsite energy efficiency when combined with a heat exchanger (CHP) to create hot water or with a chiller (CCHP) for air conditioning at these facilities. This configuration, when combined with the Capstone Dual Mode Controller, can transition from the grid parallel mode to prime power mode in less than 10 seconds.

Mobile Products—Hybrid Electric Vehicles

        Our technology is also used in hybrid electric vehicle ("HEV") applications. Our customers have applied our products in hybrid electric vehicles such as transit buses, trucks and boats. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability compared with traditional internal combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, prior to aftertreatment that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. Many manufacturers are incorporating exhaust aftertreatment that increases upfront equipment costs, vehicle weight and life cycle costs and may reduce overall engine efficiency.

Sales, Marketing and Distribution

        We primarily sell our microturbine product, parts and service through distributors. Our typical terms of sale include shipment of the products with title, care, custody and control transferring at our dock, payment due anywhere from in advance of shipment to 90 days from shipment, and warranty periods of approximately 15 to 18 months from shipment. We typically do not have customer acceptance provisions in our agreements.

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

        Our market focus in Asia and Australia is energy efficiency, renewable energy and natural resources. Our historical sales in Southeast Asia and Australia have primarily been in the CHP, CCHP and the oil and gas market. Other areas in Asia and the Pacific Rim offer attractive opportunities as well. South Korea and China are areas where renewable energy applications and CHP and CCHP solutions are expected to experience market growth.

Europe and Russia

        To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased Capstone local sales and service support. We have an office in Europe for the purpose of working with our distributors there on a daily basis to realize growth opportunities. We have established a spare parts distribution center in Europe to make parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. Russia continues to be one of our fastest growing markets in CHP, CCHP, oil and gas, renewable energy and mobile products. Despite the increase in sales in Europe during Fiscal 2012, we have encountered some recent slowing of sales activity there and are discussing with certain of our European distributors the availability of financing for the purchase of our product. Continued financial instability there could have an adverse effect on our business.

South America

        Our sales and marketing strategy in South America has been to develop and strengthen distributor relationships throughout South America.

        Our market focus in South America is energy efficiency, renewable energy and natural resources. Our historical sales in South America have primarily been in the natural resources market.

Revenue

        For geographic and segment revenue information, please see Note 2—Summary of Significant Accounting Policies—Segment Reporting in the "Notes to Consolidated Financial Statements."

Customers

        Sales to Banking Production Centre ("BPC"), one of the Company's Russian distributors, accounted for 26%, 23% and 14% of our revenue for the years ended March 31, 2012, 2011 and 2010, respectively. Sales to Pumps and Service Company ("Pumps and Service"), one of the Company's domestic distributors, accounted for 19%, 18% and 4% of our revenue for the years ended March 31, 2012, 2011 and 2010, respectively. Sales to Aquatec-Maxcon Pty Ltd. ("Aquatec"), our Australian distributor, accounted for 2%, 4% and 14% of our revenue for the years ended March 31, 2012, 2011 and 2010, respectively. Additionally, BPC accounted for 44% of net accounts receivable as of March 31, 2012. BPC and Verdesis S.A. ("Verdesis"), the Company's Belgian distributor, accounted for 26% and 10%, respectively, of net accounts receivable as of March 31, 2011.

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

        Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because Capstone microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

        Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise and maintenance. These technologies, which typically have a lower up-front cost than microturbines, are currently produced by Caterpillar Inc., Cummins Inc., Dresser Waukesha, a business unit of Dresser, Inc., GE Energy Jenbacher gas engines, Tecogen, Inc. and Deutz Corporation, among others.

        Our microturbines may also compete with other distributed generation technologies, including solar power, wind power systems and fuel cells. Solar and wind powered systems produce no emissions. The main drawbacks to solar and wind powered systems are their dependence on weather conditions, the utility grid and high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market for fuel cells is still developing, a number of companies are focused on markets similar to ours, including FuelCell Energy Inc., UTC Power Corporation ("UTCP"), Bloom Energy Corporation, Plug Power Inc. and Ballard Power Systems Inc. Fuel cells have lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. Fuel cells, like solar and wind powered systems, have received higher levels of incentives for the same type of applications as microturbines. Management believes that, absent these higher government incentives, microturbines provide a better value to end users in most applications. However, over the medium-to-long term, fuel cell technologies that compete more directly with our products may be introduced.

        We also compete with other companies who have microturbine products, including FlexEnergy and Turbec S.p.A.

        Overall, we compete with end users' other options for electrical power and heat generation on the basis of our microturbine's ability to:

  •
  provide power when a utility grid is not available or goes out of service;

  •
  reduce total cost of purchasing electricity and fuel;

  •
  improve electric power availability and provide high power quality;

  •
  operate on multiple fuel types;

  •
  reduce emissions (both criteria pollutants and greenhouse gases);

  •
  simplify operation; and

  •
  control maintenance costs and associated disposal of hazardous materials.

Governmental and Regulatory Impact

        Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

        Capstone continues to engage with Federal and State policymakers to develop government programs to promote the deployment of Capstone's low emission and energy efficient products.

In 2011, U.S. Congresswoman Linda Sanchez introduced legislation to raise the investment tax credit for microturbine property. Other legislation is under consideration by Congress that could stimulate the market for Capstone products by providing incentives to encourage energy efficiency. We cannot provide assurance that any such legislation will be enacted, however, or that it will benefit us if enacted. Several state programs were introduced in 2011 and 2012 that provide financial support to combined heat and power projects, and some of these programs have begun to benefit Capstone's customers. For example, in California, the Self Generation Incentive Program was modified to allow natural gas and energy efficiency CHP applications to receive rebates.

        The United States Government is focused on promoting exports of American products with a specific emphasis on clean energy goods. Capstone participates in export promotion activities such as trade missions which help us enter new markets by facilitating interactions with foreign buyers and distributors. Capstone's customers have utilized trade financing through the Export-Import Bank of the United States ("Ex-Im Bank") in the past, and Capstone has seen more customers use Ex-Im Bank financing for projects in 2011 and 2012.

        Government funding can impact the rate of development of new technologies. While we continue to receive development funding, committed amounts remaining are relatively low. Competing new technologies generally receive larger incentives and development funding than do microturbines.

Sourcing and Manufacturing

        Our microturbines are designed to achieve high volume, low cost production objectives. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years.

        Our strategy of outsourcing the manufacturing and assembly of our nonproprietary product components allows for more attractive pricing, quick ramp-up and the use of just-in-time inventory management techniques. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. We assemble and test units as well as manufacture air-bearings and certain combustion system components at our facility in Chatsworth, California. Additionally, we assemble and test our C200 and C1000 Series products and manufacture recuperator cores at our facility in Van Nuys, California. Our strategy is to identify primary and secondary sources for other critical components. We have evaluated our core competencies to identify additional outsourcing opportunities which we are now actively pursuing. We monitor parts subject to a single or a limited source supply to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

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

        Solar Turbines Incorporated ("Solar"), a wholly owned subsidiary of Caterpillar Inc., was our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar's technology, which allows us to manufacture these cores ourselves and we began manufacturing them in June 2001. The cores are subject to a per-unit royalty fee. As of March 31, 2012, cumulative royalties of $0.4 million have been paid under the terms of the licensing agreement with Solar.

        On April 28, 2011, we purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the manufacturing equipment. On February 1, 2010, the Company and CPS entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements through December 2015, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. As of March 31, 2012, we were in compliance with the minimum purchase requirements in the agreement.

Research and Development ("R&D")

        For the fiscal years ended March 31, 2012, 2011 and 2010, R&D expenses were $8.2 million, $7.0 million and $7.0 million and were 7%, 9% and 11% of total revenue, respectively. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants and the Development and License Agreement ("Development Agreement") with Carrier Corporation ("Carrier"), successor in interest to UTC Power Corporation ("UTCP"). Benefits from cost-sharing programs were $0.8 million, $0.9 million and $1.7 million for Fiscal 2012, 2011 and 2010, respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

        Our more recent significant R&D activity has been in connection with development of the C200 microturbine, a 200 kW, higher electrical efficiency product. Capstone worked with the DOE on its "Advanced MicroTurbine System" program and received funding for some of the early C200 development efforts. C200 beta testing demonstrated performance to design objectives making the C200 the highest electrical efficiency microturbine producing less than 4.5 megawatts. The C200 includes the same low emissions, certification options, and flexible configuration features incorporated on our existing C30 and C60 Series products. Capstone signed an agreement with UTCP to provide cash and in-kind services to complete development and commercially launch the C200 product in September 2007. Our C200 beta testing was successfully implemented during Fiscal 2005 and the first commercial shipment was on August 28, 2008.

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

        Engineering resources are being applied to cost reduction activities to improve the direct material costs of our microturbine products. Current cost reduction activities are focused on leveraging the capabilities of our supply base through identification of value added suppliers, working with existing suppliers to identify process and tooling improvements, entering into long term agreements and transitioning parts to low cost manufacturing regions. Cross functional teams, including internal engineering resources and supplier resources, are used to drive changes with a focus on mutually beneficial long-term relationships.

        In September 2011, we received CARB certification to the 2007 Fossil Fuel Standards for our C200 ICHP microturbine power systems. This standard represents the most stringent emissions standard worldwide set to the Best Available Control Technology (BACT) for large central power plants. To put these emissions levels in perspective, it is challenging to measure the extremely low levels required with today's best emissions measurement equipment. These emissions levels were achieved through scaling and optimization of Capstone existing lean premix combustion technology. Test emissions from both the C30 and C65 natural gas fueled microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels. The emissions levels are set so low that the California Air Resources Board has not defined any further limit reductions in the foreseeable future.

        We continue to release variants of the C200 product to provide the same features that we offer customers with our C30 and C65 microturbine products. A liquid fuel version of the C200 product has been developed with Capstone's lean premix combustion technology. This technology allows operation on various fuels by changing the injector to achieve the necessary fuel to air ratio mixture, fuel atomization, stability, and exhaust emission levels. The control system is modified to incorporate required algorithm modifications for start/stop sequencing and load state operation. Liquid fuel products are well suited for markets where customers do not have access to gaseous fuels but still demand the low emissions, low maintenance, and high reliability benefits offered by Capstone's microturbine products.

        The C200 product is offered for sale configured to meet Class 1 Zone 2 hazardous location requirements for the oil and gas market. Hazardous location requirements are met through package ventilation changes for purging and pressurizing package air to avoid potential flammable mixtures as well as controls for emergency disconnect of fuel and electrical sources. The package is upgraded to stainless steel construction to withstand the corrosive offshore environments where these units are installed. Oil and gas customers prefer the low maintenance and high reliability attributes offered by our turbines to ensure continued production. Capstone offers C30 and C65 microturbine products in similar configurations.

        Capstone released for sale the C65 stand-alone digester product for sale in the renewable energy market segment. This product is targeted at remote villages in third world countries with wastewater treatment facilities that offer a valuable source of fuel which can be converted to electricity. A joint applications and engineering team evaluated the performance of the existing C65 Digester Gas system to ensure that the combustion system would be stable from 0 to 100% power output. Minor controls changes were implemented to increase stability at low power levels. The ability to convert this low BTU fuel to electricity along with the high reliability and low maintenance features of this product make it well suited for this market.

        Capstone recently received the 2011 NOVA Award from the Construction Innovation Forum (CIF) for its C65 Hybrid Uninterruptable Power Supply (UPS) Microturbine at Syracuse University's data center—labeled one of the greenest data centers in the world. The product utilizes Capstone's inverter electronics and controls technology to provide continuous power quality to the customer critical load. The load inverter is connected through a central power bus to provide power from one of three available power sources including the utility grid, battery storage system, or microturbine generator. Power to the critical load is synchronized to an available utility grid to allow direct bypass of the critical load to the utility grid. This redundant functionality is provided in a single integrated package that can be scaled to a larger seamless power unit through Capstone's multipack feature. These units can also be combined with a heat recovery module or an absorption chiller to provide higher total output efficiency. Unlike current UPS products combined with reciprocating engines for backup, the low emissions of the Capstone Hybrid UPS product allow for continuous operation year round allowing customers the ability to receive a payback on their capital equipment investment.

        We are continuing to work on product improvements to our C30 and C65 microturbine products targeted at the hybrid electric bus and truck market. Because of Capstone's single moving assembly, manufacturers believe there is also the opportunity to produce a lower cost product in larger automotive volumes. Our current focus is on a next generation product that would include existing components and a liquid-cooled set of electronics that are consistent with the size, cost and cooling strategies employed on vehicles today. During the 2011 Hybrid Truck User's Forum in Baltimore Maryland, it was announced that both Kenworth Truck Company and Peterbilt Motors Company are working with Capstone to demonstrate Class 7 and Class 8 microturbine range extended series hybrid trucks. Both vehicles are concept trucks intended to quantify the performance, efficiency, and economic benefits of a microturbine-based series hybrid solution. Future development efforts will be based on the lessons learned from these programs. In the meantime, Capstone has other hybrid vehicle customers that will benefit from continued development of this technology.

        The C65 Liquid Fuel microturbine demonstrated emissions levels which meet the CARB 2010 standards for Heavy Duty Diesel Engines (HDDE). These requirements are met using test procedures which evaluate emissions performance through start/stop and load transient cycles. Capstone is able to meet these extremely low emissions requirements using its lean premix combustion technology with no exhaust after treatment. Competitive reciprocating engine technologies require exhaust after treatment components that increase system cost, require frequent maintenance, and impact engine efficiency. The C30 Liquid Fuel microturbine met these requirements in March 2009. In August 2011, we announced configurations of the C30 and C65 compressed natural gas (CNG) fueled microturbines that meet extremely low emission standards, including the U.S. Environmental Protection Agency and CARB 2010 emissions requirements for On-Road Heavy Duty Diesel Engines for Urban Bus. Test emissions from both the C30 and C65 Natural Gas microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels. We believe that future products will require the implementation of On Board Diagnostic (OBD) controls to gain Model Year certification through the CARB.

        Capstone is working with the Department of Energy (DOE) on two next generation technology roadmap programs, including the Flexible Fuel Turbine System (FFTS) and High Efficiency Microturbine with integral heat recovery. The FFTS program is aimed at developing a microturbine system for operation on a range of higher BTU gaseous fuels, including synthetic gas (SynGas) produced by a biomass gasifier and hydrogen. The High Efficiency Microturbine with integral heat recovery is focused on improving microturbine electrical efficiency and overall system efficiency utilizing heat recovery. We are currently focusing efforts on the development of the High Efficiency Microturbine with integral heat recovery system. The first phase of the development program is expected to improve our existing C200 engine to increase power output and electrical efficiency, resulting in a system with a targeted power output of 250 kW and projected electrical efficiency of 35%. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. Improvements in efficiency are key to all markets as improved fuel efficiency benefits users through lower operating costs.

Protecting our Intellectual Property Rights and Patents

        We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 109 U.S. and 36 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2027. These numbers include 24 U.S. patents and 3 international patents that were acquired from CPS.

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

        As of March 31, 2012, we had 215 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

Available Information

        This annual report on Form 10-K ("Annual Report"), as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are made available free of charge on the Company's Internet website (http://www.capstoneturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

Item 1A.    Risk Factors.

        This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act pertaining to, among other things,

  •
  our results of operations;

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

        We maintain two Credit and Security Agreements, or the Agreements, with Wells Fargo Bank, National Association, ("Wells Fargo"), that provide us with a credit facility up to $15.0 million in the aggregate. At March 31, 2012, we had $10.4 million outstanding under this line of credit. Under this credit facility, we are required to satisfy specified financial and restrictive covenants. Failure to comply with these covenants could cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately or allow Wells Fargo to terminate the credit facility. In addition, we have pledged our accounts receivable, inventories, equipment, patents and other assets as collateral under the Agreements which would be subject to seizure by Wells Fargo if we were in default and unable to repay the indebtedness.

        Several times since entering into the Agreements, we have not been in compliance with certain covenants under the Agreements. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default.

        If we had not obtained the default waivers, or if we are ever again in noncompliance, we would not be able to draw additional funds under the credit facility.

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

        Should we be unable to execute our plans to build sales and margins while controlling costs, we may be unable to continue as a going concern. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially. Our available cash and proceeds from future financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. Any such lack of funds would affect our ability to continue as a going concern. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue as a going concern, you could lose all or part of your investments in our securities.

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

        Current economic conditions may prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the continued recession in economic activity. For example, we have encountered some recent slowing of sales activity in Europe and are discussing with certain of our European distributors the availability of financing for the purchase of our products. Continued financial instability there could have an adverse effect on our business.

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

        During Fiscal 2010, we completed the acquisition of certain assets relating to the microturbine business of CPS, and we may acquire other businesses in the future. The success of these transactions will depend on, among other things, our ability to develop productive relationships with the corresponding distributors and to integrate assets and personnel, if any, acquired in these transactions and to apply our internal controls processes to these acquired businesses. The integration of any acquired businesses or significant assets may require significant attention from our management, and the diversion of management's attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into these transactions. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

We have substantial accounts receivable, and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.

        Our accounts receivable balance, net of allowance for doubtful accounts, was $18.6 million and $19.3 million as of March 31, 2012 and March 31, 2011, respectively. Days sales outstanding in accounts receivable (DSO) at the end of Fiscal 2012 was 56 days, compared with 78 days at the end of Fiscal 2011. We recorded bad debt expense of $2.3 million and $0.2 million during Fiscal 2012 and 2011, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

Loss of a significant customer could have a material adverse effect on our results of operations.

        BPC and Pumps and Service accounted for approximately 26% and 19%, respectively, of our revenue for the fiscal year ended March 31, 2012. As of March 31, 2012, BPC and Pumps and Service represented 44% and 6% of net accounts receivable, respectively. Loss of BPC, Pumps and Service or any other significant customers could adversely affect our results of operations.

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

        As a result of our corporate strategy, we have identified opportunities to outsource to third-party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality and increase operating efficiency. These actions may not yield the expected results, and outsourcing may result in production delays or lower quality products. Transitioning to outsourcing may cause certain of our affected employees to leave before the outsourcing is complete. This could result in a lack of the experienced in-house talent necessary to successfully implement the outsourcing. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of manufacturing assets related to the outsourced functions or other unanticipated charges, which could have a material adverse effect on our operating results.

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

        Our products contain a number of commodity materials from metals, which include steel, special high temperature alloys, copper, nickel and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our production requirements. The cost of metals has historically fluctuated. The pricing could impact the costs to manufacture our products. If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

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

Potential labor, stockholder or other litigation may adversely impact our business.

        We may face litigation relating to labor matters or other matters. We are a party to a stockholder lawsuit alleging violations of securities laws in connection with our November 2000 secondary offering, as described under "Legal Proceedings" in this Annual Report. An adverse judgment could negatively impact our financial position and results of operations, the trading price of our common stock and our ability to obtain future financing on favorable terms or at all. Any litigation could be costly, divert management attention or result in increased costs of doing business.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

        We view our intellectual property rights as important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. If it became necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly and we may not prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products. In addition, we cannot be certain that we do not or will not infringe third parties' intellectual property rights. Any such claim, even if it is without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention and/or require us to enter into costly royalty or licensing arrangements.

We may incur costs and liabilities as a result of product liability claims.

        We face a risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other damage. Although we currently maintain product liability insurance coverage, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. A significant unsuccessful product liability defense could have a material adverse effect on our financial condition and results of operations. In addition, we believe our business depends on the strong brand reputation we have developed. If our reputation is damaged, we may face difficulty in maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability.

We have significant tax assets, usage of which may be subject to limitations in the future.

        At March 31, 2012, we had federal and state net operating loss carryforwards of approximately $572.5 million and $236.2 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

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

        Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On August 23, 2010, we received a notice from the Nasdaq Listing Qualifications Department stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market. We subsequently regained compliance with the minimum bid price requirement. However, there can be no assurance that we will be able to comply with the continued listing standards in the future.

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

        In addition, the stock market in general, and the Nasdaq Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. The market prices of securities of technology companies and companies servicing the technology industries have been particularly volatile. These broad market and industry factors may cause a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. We are currently subject to litigation relating to a common stock offering as described under "Legal Proceedings" in this Annual Report. This type of litigation, regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management's attention and resources, which could materially harm our financial condition, results of operations and cash flow.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of leased office space, warehouse space and assembly and test space located at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in July 2014, and we have two five-year options to extend the term of this lease. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in December 2012, and we have one five-year option to extend this lease. Management believes our facilities are adequate for our current needs.

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

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington(the "Washington District Court") against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any "short swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. On March 12, 2009, the Washington District Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds' claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. On December 2, 2010, the Ninth Circuit Court of Appeals (the "Ninth Circuit") affirmed the Washington District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the Washington District Court's decision on the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' initial public offerings, finding plaintiff's claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff's demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed. On January 26, 2011, the Ninth Circuit ruled that the mandate in all cases (including the Company's and other moving issuers) was stayed for ninety days pending Simmonds' filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the adequacy of the pre-suit demand. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds' petition regarding the demand issue and granted the underwriters' petition relating to the statute of limitations issue. Oral arguments on underwriters' petition were heard on November 29, 2011. On March 26, 2012, the Supreme Court vacated the Ninth Circuit's holding that petitioner's claims were not time-barred and remanded the cases to the District Court for proceedings consistent with the Supreme Court's opinion. Management believes that the outcome of this litigation will not have a material impact on the Company's business, operating results, cash flows, financial position or results of operations.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        Our common stock is publicly traded on the Nasdaq Global Market under the symbol "CPST". The following table sets forth the low and high sales prices for each period indicated.

	High	Low
Year Ended March 31, 2011:
First Quarter	$1.35	$0.97
Second Quarter	$1.02	$0.62
Third Quarter	$1.10	$0.73
Fourth Quarter	$2.14	$0.94
Year Ended March 31, 2012:
First Quarter	$2.07	$1.30
Second Quarter	$1.69	$0.99
Third Quarter	$1.29	$0.85
Fourth Quarter	$1.53	$0.98

        As of June 7, 2012, the last reported sale price of our common stock on the Nasdaq Global Market was $0.98 per share.

Stockholders

        As of June 7, 2012 there were 815 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

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

        Amounts in thousands, except per share data.

	Year Ended March 31,
	2012	2011	2010	2009	2008
Statement of Operations:
Revenue	$109,371	$81,890	$61,554	$43,949	$31,305
Cost of goods sold	103,944	82,427	69,999	49,277	35,105

Gross margin (loss)	5,427	(537)	(8,445)	(5,328)	(3,800)
Operating costs and expenses:
Research and development	8,237	6,986	6,954	8,125	8,906
Selling, general and administrative	28,927	26,203	28,383	28,628	25,622
Loss from operations	(31,737)	(33,726)	(43,782)	(42,081)	(38,328)
Net loss	$(18,764)	$(38,470)	$(67,241)	$(41,717)	$(36,113)
Net loss per share of common stock—basic and diluted	$(0.07)	$(0.16)	$(0.34)	$(0.25)	$(0.25)

	As of March 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$49,952	$33,456	$47,270	$19,519	$42,605
Working capital	49,532	22,274	30,115	34,741	44,934
Total assets	99,792	87,019	103,446	72,329	74,046
Revolving credit facility	10,431	7,080	7,571	3,654	—
Capital lease/note payable obligations	433	297	302	41	18
Long-term liabilities	254	309	274	288	463
Stockholders' equity	$58,617	$34,480	$46,432	$50,470	$53,053

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

        Capstone continues to gain market share in all five of its major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply and mobile products). In the energy efficiency market we continue to expand our market share in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market continues to be a significant portion of our business as we shipped products around the globe for applications fueled by landfill gas, biodiesel, biogas such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near term business success in the oil and gas and other natural resource markets as we gain product acceptance in U.S. shale plays and Russian oil fields. Our critical power supply data center product is performing well, and we continue to focus efforts on gaining market share with this new product. Capstone's mobile products market utilizing microturbines for electric vehicles is gaining interest for use of our products as range extenders in electric buses, trucks, and the marine industry.

        We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely manages operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to Capstone's success are continuing to increase C200 microturbine engine production rates, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

        On February 1, 2010, we entered into an asset purchase agreement with CPS ("APA"). The Company acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the TA100 microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements. Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the closing date on February 1, 2010 and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the "Second Funding Date"). The additional consideration was to be paid, at the Company's discretion, in shares of the Company's common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS.

        On April 28, 2011, we purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the TA100 manufacturing equipment. On February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements through December 2015, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. As of March 31, 2012, we were in compliance with the minimum purchase requirements in the agreement.

        To support our opportunities to grow in our targeted markets, we continue to enhance the reliability and performance of our products by regularly developing new processes and enhancing training to assist those who apply, install and use our products.

        An overview of our direction, targets and key initiatives follows:

  1)
  Focus on Vertical Markets    Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply and mobile products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors.

    During Fiscal 2012, we booked orders for 136.3 megawatts and shipped 96.1 megawatts of products, which combined with our backlog at March 31, 2011, resulted in 158.8 megawatts in backlog at the end of the fiscal year. Our product shipments in Fiscal 2012 were: 58% for use in natural resources applications, 25% for use in energy efficiency applications, 16% for use in renewable energy applications and 1% for use in other applications (including critical power supply and mobile products).

    Energy Efficiency—CHP/CCHP

    Energy efficiency maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage to customers. Energy efficiency uses both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 75% or more. The increased operating efficiency reduces overall greenhouse gas emissions compared with traditional independent sources such as power generation and local thermal generation and, through displacement of other separate systems, can reduce variable production costs.

    Renewable Energy

    Our microturbines can use renewable methane gases from landfills, wastewater treatment facilities and other biogas applications such as food processing and agricultural waste (green waste) and cow, pig and chicken manure. Capstone's product can burn these renewable waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this "free" renewable fuel for use at the site or in the surrounding area.

    Natural Resources—Oil, Natural Gas, Shale Gas & Mining

    On a worldwide basis, there are thousands of locations where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which traditionally have been released or burned into the atmosphere. Typically oil and gas or mining operations are in remote locations where the electric utility grid is not available. Therefore, these operations rely on the microturbines' ability to provide reliable low emission power supply.

    Critical Power Supply

    Because of the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service.

    Mobile Products—Hybrid Electric Vehicles

    Our technology is also used in hybrid electric vehicle applications. Our customers have applied our products in hybrid electric mobile applications, such as transit buses, trucks and boats. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability compared with traditional internal combustion engines.

  2)
  Sales and Distribution Channel    We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 35 distributors and OEMs, which include six distributors added as a result of the CPS transaction. Internationally, outside of North America, we currently have 58 distributors and OEMs, which include 11 distributors added as a result of the CPS transaction. We continue to refine the distribution channels to address our specific targeted markets.

  3)
  Service    We serve our customers directly and through qualified distributors, who will perform their service work using technicians specifically trained by Capstone. We offer a comprehensive FPP where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local distributors. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of Fiscal 2012 was $33.7 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2027. Service revenue in Fiscal 2012 was approximately 8% of total revenue.

  4)
  Product Robustness and Life Cycle Maintenance Costs    To provide us with the ability to evaluate microturbine performance in the field we are developing an updated "real-time" Internet based remote monitoring and diagnostic feature, to replace our previous CSN system and take advantage of newer generation technology. This feature will allow us to monitor installed units and rapidly collect operating data on a continual basis, even in areas with limited or no landline internet connection. We will use this information to anticipate and more quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement.

  5)
  New Product Development    Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products. We are currently focusing efforts on developing a more efficient microturbine Combined Heat and Power ("CHP") system. The first phase of the development program is expected to improve our existing C200 engine to increase power output and electrical efficiency, resulting in a system with a targeted power output of 250 kW and projected electrical efficiency of 35%. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

    In addition, we are developing and testing a fuel flexible microturbine system capable of operating on synthetic gas fuel mixtures containing varying amounts of hydrogen. The DOE awarded us a grant of $2.5 million in support of this development program.

  6)
  Cost and Core Competencies    We are continuing to make progress towards achieving cost improvement goals through design and manufacturability changes, robotics, parts commonality, tier one suppliers and lower cost offshore suppliers. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress and plan to continue diversifying our suppliers internationally and within the United States. Management also expects to be able to continue leveraging our costs as product volumes increase.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to long-lived assets, including finite-lived intangible assets and fixed assets, bad debts, inventories, warranty obligations, stock-based compensation, warrant liabilities, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  •
  We evaluate the carrying value of long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the assets. The estimated fair value of the assets are determined using the best information available, which generally is an estimate of the future discounted cash flow associated with the assets using a discount rate that approximates the weighted-average cost of capital for the Company. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

    The estimation of future cash flows requires significant estimates of factors that include future sales growth and gross margin performance. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast, the carrying value of our asset groups may prove to be unrecoverable and we may incur impairment charges in the future. A significant assumption in our forecasts is our ability to reduce our direct material costs. Based on our current forecasts, if we were not able to achieve additional significant cost reductions, our estimated undiscounted cash flows may not exceed the carrying value of our long-lived assets, which could result in a future impairment of our long-lived assets. The Company performed an analysis as of March 31, 2012 and determined that the estimated undiscounted cash flows of the long-lived assets exceeded the carrying value of the assets and no write-down was necessary. See Note 5—Intangible Assets in the "Notes to Consolidated Financial Statements."

  •
  Our inventories are valued on a first in first out ("FIFO") basis and at the lower of cost or market. We routinely evaluate the composition of our inventories and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventories. In addition, inventories are classified as current or long-term based on our sales forecast and also, in part, based on our projected usage for warranty claims and service. A change in forecast could impact the classification of inventories.

  •
  We provide for the estimated cost of warranties at the time revenue from sales is recognized. We also accrue the estimated costs to address reliability repairs on products no longer under warranty when, in our judgment, and in accordance with a specific plan developed by us, it is prudent to provide such repairs. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts, labor and shipping to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. As we have more units commissioned and longer periods of actual performance, additional data becomes available to assess future warranty costs. When we have sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required and could be material to our financial condition, results of operations and cash flow.

  •
  Our revenue consists of sales of products, parts, accessories and service, which includes FPPs, net of discounts. Our distributors purchase products, parts and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectability is reasonably assured. Service revenue derived from time and materials contracts is recognized as the service is performed. FPP contracts are agreements to perform certain agreed-upon service to maintain a product for a specified period of time. Service revenue derived from FPP contracts is recognized on a straight-line basis over the contract period. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. For multiple element arrangements, we recognize revenue for delivered elements when the delivered item has stand-alone value to the customer, the Company's estimated selling price of each element is known and customer acceptance, if required, has occurred. We allocate the total contract value among each element based on its relative selling price.

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

  •
  As discussed in Note 9—Fair Value Measurements in the "Notes to Consolidated Financial Statements", ASC 815 requires that our warrants be accounted for as derivative instruments and that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Monte Carlo simulation model.

    The use of the Monte Carlo simulation model requires us to make estimates of the following assumptions:

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

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011

        Revenue    Revenue for Fiscal 2012 increased $27.5 million, or 34%, to $109.4 million from $81.9 million for Fiscal 2011. The change in revenue for Fiscal 2012 compared to Fiscal 2011 included increases in revenue of $17.9 million from the North American market, $11.1 million from the European market, $0.8 million from the South American market and $0.8 million from the African market. The increase in the North American and European markets was primarily related to sales into the shale gas market. The increase in the South American and African markets was primarily because of our continued efforts to improve distribution channels. This overall increase in revenue was offset by decreases in revenue of $2.1 million from the Asian market and $1.0 million from the Australia market as a result of non-recurring microturbine product sales for specific projects that had occurred in the same period last year.

        For Fiscal 2012, revenue from microturbine products increased $23.6 million, or 36%, to $89.9 million from $66.3 million for Fiscal 2011. Overall microturbine product shipments were 16 units higher (26.4 megawatts higher) during Fiscal 2012 compared to Fiscal 2011, totaling 627 units (96.1 megawatts) and 611 units (69.7 megawatts), respectively. Average revenue per unit increased for Fiscal 2012 to approximately $143,400 compared to approximately $109,000 per unit for Fiscal 2011. Megawatts shipped and revenue per unit during Fiscal 2012 increased as a result of higher sales volume for our C65, C200 and C1000 Series microturbines, offset by lower sales volume for our TA100 microturbine as a result of the integration of the TA100 microturbine manufacturing process into Capstone's facility in Van Nuys.

        For Fiscal 2012, revenue from our accessories, parts and service increased $3.9 million, or 25%, to $19.5 million from $15.6 million for Fiscal 2011. The increase in revenue resulted from higher sales of microturbine parts, FPP contract enrollments and microturbine service work.

        The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not in our control and can affect the timing of our revenue and shipment of our products from backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

        The following table summarizes our revenue (revenue amounts in millions):

	Years Ended March 31,
	2012			2011
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$4.4	3.2	108	$6.0	4.4	148
C65	28.7	26.9	414	23.4	23.2	356
TA100	0.7	0.4	4	5.1	4.1	41
C200	7.4	6.8	34	5.3	5.0	25
C600	7.5	8.4	14	2.2	2.4	4
C800	8.7	10.4	13	4.4	5.6	7
C1000	32.5	40	40	18.6	24.0	24
Waste heat recovery generator	—	—	—	0.6	0.4	3
Unit upgrades	—	—	—	0.7	0.6	3

Total from Microturbine Products	$89.9	96.1	627	$66.3	69.7	611
Accessories, Parts and Service	19.5	—	—	15.6	—	—

Total	$109.4	96.1	627	$81.9	69.7	611

        Sales to BPC accounted for 26% and 23% of our revenue for the years ended March 31, 2012 and 2011, respectively. Sales to Pumps and Service accounted for 19% and 18% of our revenue for the years ended March 31, 2012 and 2011, respectively.

        Gross Margin (Loss)    Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $5.4 million, or 5% of revenue, for Fiscal 2012 compared to a gross loss of $0.5 million, or 1% of revenue, for Fiscal 2011. The increase in gross margin of $5.9 million was the result of a $13.0 million improvement realized from higher overall volume, increased average selling prices and lower direct material cost during Fiscal 2012. All microturbine products had better margins than Fiscal 2011 as a result of higher average selling prices and overall lower direct material costs. The $13.0 million improvement was offset by an increase in production and service center labor and overhead expenses of $3.3 million, warranty expense of $2.1 million, royalty expense of $1.3 million and inventory charges of $0.4 million. Management has taken initiatives to further reduce direct material costs and other manufacturing and warranty costs as we work to achieve profitability.

        Production and service center labor and overhead expense increased $3.3 million during Fiscal 2012 compared to Fiscal 2011 as the result of increased salaries, freight and supplies expense and further development of our service centers to meet obligations under FPP contracts.

        Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $2.1 million reflects an increase in the standard warranty provision as a result of an increase in warranty claims related primarily to C200 and C1000 Series systems and higher volume of units under warranty during Fiscal 2012 compared to the prior year.

        Royalty expense increased $1.3 million during Fiscal 2012 compared to Fiscal 2011 as a result of higher sales of our C200 and C1000 Series systems. We pay an ongoing royalty of a predetermined fixed rate for each microturbine system covered by our Development and License Agreement with Carrier Corporation.

        Inventory charges increased $0.4 million during Fiscal 2012 compared to Fiscal 2011 primarily as the result of physical inventory adjustments and reserve for excess and obsolete inventory.

        Research and Development Expenses    R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for Fiscal 2012 increased $1.2 million, or 17%, to $8.2 million from $7.0 million for Fiscal 2011. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $1.2 million resulted from increased salaries of $1.5 million, supplies of $0.2 million and reduced cost-sharing benefits of $0.1 million, offset by a decrease in consulting related expense of $0.6 million. There were approximately $0.8 million of cost-sharing benefits for Fiscal 2012 and $0.9 million of such benefits for Fiscal 2011. Cost-sharing programs vary from period to period depending on the phases of the programs. Management expects R&D expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue to implement our new product development and direct material cost reduction initiatives.

        Selling, General and Administrative ("SG&A") Expenses    SG&A expenses for Fiscal 2012 increased $2.7 million, or 10%, to $28.9 million from $26.2 million for Fiscal 2011. The net increase in SG&A expenses was comprised of an increase of $2.0 million in bad debt expense, $0.6 million in professional services expense, which includes accounting and legal expenses, $0.8 million in marketing expense and $0.4 million in consulting expense, offset by a decrease of $0.6 million in salary expense and $0.5 million in travel expense. Management expects SG&A expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue to develop our distribution channels and expand our market presence.

        Other Income    Other income decreased $1,000, or 3%, to $31,000 for Fiscal 2012 from $32,000 for Fiscal 2011. Other income during Fiscal 2012 was primarily the result of a net gain on foreign exchange for statutory required foreign currency denominated bank accounts. Other income during Fiscal 2011was primarily related to the closure of our office in Italy.

        Interest Income    Interest income decreased $2,000, or 50%, to $2,000 for Fiscal 2012 from $4,000 for Fiscal 2011. The decrease during the period was attributable to lower average cash balances. Management expects interest income in Fiscal 2013 to be minimal because of current interest rates.

        Interest Expense    Interest expense during each of Fiscal 2012 and Fiscal 2011 was approximately $0.9 million. Interest expense incurred was primarily determined by the average balances outstanding under the Credit Facility, as defined herein. As of March 31, 2012, we had total debt of $10.4 million outstanding under the Credit Facility. Effective September 27, 2011, we increased our revolving line of credit to $15.0 million and extended the maturity date through September 30, 2014.

        Change in Fair Value of Warrant Liability    The change in fair value of the warrant liability was a benefit of $14.0 million for Fiscal 2012. The change in fair value of the warrant liability was a charge of $3.7 million for Fiscal 2011. In accordance with ASC 815, "Derivatives and Hedging" adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte Carlo simulation valuation model which is impacted primarily by the quoted price of the Company's common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

        Income Tax Provision    Income tax expenses during each of Fiscal 2012 and Fiscal 2011 were approximately $0.2 million. Income taxes incurred was primarily related to foreign taxes of $0.2 million. The effective income tax rate of 1.0% differs from the federal and state blended statutory rate of 40% primarily as a result of recording taxable losses. At March 31, 2012, we had federal and state net operating loss carryforwards of approximately $572.5 million and $236.2 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $234.4 million at March 31, 2012 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2011, the net deferred tax asset was fully reserved.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010

        Revenue    Revenue for Fiscal 2011 increased $20.3 million, or 33%, to $81.9 million from $61.6 million for Fiscal 2010. The change in revenue for Fiscal 2011 compared to Fiscal 2010 included a $13.4 million increase in revenue from the North American market, a $12.2 million increase in revenue from the European market and a $2.4 million increase in revenue from the Asian market, all primarily the result of efforts to improve distribution channels. This overall increase in revenue was offset by a $5.1 million decrease in revenue from the Australian market, $2.2 million decrease in revenue from the South American market and a $0.4 million decrease in revenue from the African market because of lower order volume in these regions.

        For Fiscal 2011, revenue from microturbine products increased $17.6 million or 36%, to $66.3 million from $48.7 million for Fiscal 2010. Overall microturbine product shipments were 112 units (16.9 megawatts) higher during Fiscal 2011 compared to Fiscal 2010, totaling 611 units (69.7 megawatts) and 499 units (52.8 megawatts), respectively. Megawatts shipped and revenue during Fiscal 2011 increased as a result of higher sales volume of our C65 microturbine, the introduction of our new TA100, the sale of ten microturbine rental units and further market adoption of our C200 and C1000 Series product lines. Average revenue per unit increased for Fiscal 2011 to approximately $109,000 compared to approximately $98,000 for Fiscal 2010.

        For Fiscal 2011, revenue from our accessories, parts and service increased $2.7 million, or 21%, to $15.6 million from $12.9 million for Fiscal 2010. The increase in revenue resulted from higher sales of microturbine parts and FPP contracts. For Fiscal 2011, a shortage in certain key parts delayed our ability to ship products as scheduled. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not in our control and can affect the timing of our revenue and shipment of our products from backlog. As a result of such issues, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

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

        Gross Loss    The gross loss was $0.5 million, or 1% of revenue, for Fiscal 2011 compared to a gross loss of $8.4 million, or 14% of revenue, for Fiscal 2010. The improvement in gross loss of $7.9 million was the result of $10.2 million related to a change in product mix. In addition, we sold more microturbine products and increased parts and FPP sales during Fiscal 2011. The C200 and C1000 Series systems had better margins than in the same period last year as a result of higher average selling prices and lower direct materials costs. The $10.2 million improvement in gross loss related to product mix was offset by an increase in production and service center labor and overhead expenses of $1.5 million and warranty expense of $0.8 million.

        Production and service center labor and overhead expense increased $1.5 million during Fiscal 2011 compared to Fiscal 2010 as the result of part shortages and service center repairs of the C200 and C1000 Series products.

        Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.8 million reflects an increase in the standard warranty provision of $1.5 million as a result of higher sales volume during Fiscal 2011 compared to the prior year. In addition, it also reflected a decrease in the warranty expense relating to a benefit in reliability repair program reductions in Fiscal 2011.

        Research and Development Expenses    We had R&D expenses of approximately $7.0 million during each of Fiscal 2011 and Fiscal 2010. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants and Carrier funding. There were approximately $0.9 million of such benefits for Fiscal 2011 and $1.7 million of such benefits for Fiscal 2010. During Fiscal 2011, benefits from cost-sharing programs decreased $0.8 million, offset by lower spending for salaries of $0.4 million and consulting expense of $0.4 million. The Carrier cost-sharing program concluded in June 2009.

        Selling, General and Administrative Expenses    SG&A expenses decreased $2.2 million, or 8%, to $26.2 million for Fiscal 2011 from $28.4 million for Fiscal 2010. The net decrease in SG&A expenses was comprised of lower consulting expense of $1.3 million, salaries of $0.9 million and professional services expense, including legal, bank fees, and insurance of $0.9 million, offset by an increase of $0.5 million in facilities expense and $0.4 million in travel expense.

        Other Income    Other income was $32,000 during Fiscal 2011. This other income was primarily the result of our closure of our office in Italy.

        Interest Income    Interest income decreased $4,000, or 50%, to $4,000 for Fiscal 2011 from $8,000 for Fiscal 2010. The decrease in interest income was attributable to a general decline in market interest rates that resulted in lower yields earned on our cash and cash equivalents in comparison to interest income in the same period last year.

        Interest Expense    Interest expense increased $0.2 million, or 29%, to $0.9 million for Fiscal 2011 from $0.7 million for Fiscal 2010. The increased interest expense was the result of higher average balances outstanding under the Credit Facility. As of March 31, 2011, we had total debt of $7.1 million outstanding under the Credit Facility.

        Change in Fair Value of Warrant Liability    Change in fair value of warrant liability decreased $19.2 million, or 84%, to a charge of $3.7 million for Fiscal 2011 from a charge of $22.9 million for Fiscal 2010. In accordance with ASC 815, adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises, revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock in an active market. The revaluation of the warrant liability has no impact on our cash balances.

        Income Tax Provision    Income taxes during Fiscal 2011 increased $0.3 million to a tax expense of $0.2 million from a tax benefit of $0.1 million during Fiscal 2010. The increase in income taxes was related to foreign taxes of $0.5 million reduced by a R&D tax credit of $0.2 million that was received during Fiscal 2010. The effective income tax rate of .63% differs from the federal and state blended statutory rate of 40% primarily as a result of recording taxable losses. At March 31, 2011, we had federal and state net operating loss carryforwards of approximately $576.7 million and $301.6 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $231.0 million at March 31, 2011 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2010, the net deferred tax asset was fully reserved.

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

  Amounts in thousands, except per share data

	Year Ended March 31, 2012				Year Ended March 31, 2011
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$30,133	$27,483	$27,473	$24,282	$22,757	$24,159	$18,922	$16,052
Cost of goods sold	29,222	25,143	25,804	23,775	23,827	23,233	18,803	16,564

Gross margin (loss)	911	2,340	1,669	507	(1,070)	926	119	(512)
Operating expenses:
R&D	2,007	1,823	2,245	2,162	2,000	1,424	2,040	1,522
SG&A	7,392	8,311	6,584	6,640	7,197	5,959	6,611	6,436

Loss from operations	(8,488)	(7,794)	(7,160)	(8,295)	(10,267)	(6,457)	(8,532)	(8,470)

Net income (loss)	$(8,314)	$(8,818)	$1,264	$(2,896)	$(28,839)	$(8,098)	$(1,925)	$392

Net income (loss) per common share—basic and diluted	$(0.03)	$(0.03)	$0.00	$(0.01)	$(0.12)	$(0.03)	$(0.01)	$0.00

Liquidity and Capital Resources

        Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the year ended March 31, 2013 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

        Our cash and cash equivalent balances increased $16.5 million during the year ended March 31, 2012, compared to a decrease of $13.8 million during the year ended March 31, 2011.

        Operating Activities    During the year ended March 31, 2012, we used $21.4 million of cash in our operating activities, which consisted of a net loss for the period of $18.8 million, cash used for working capital of $1.9 million and non-cash adjustments (primarily change in fair value of warrant liability, employee stock-based compensation, depreciation and amortization, warranty and inventory charges) of $0.7 million. During the year ended March 31, 2011, operating cash usage was $21.9 million, which consisted of a net loss for the period of $38.5 million, offset by non-cash adjustments of $13.8 million and cash generated from working capital of $2.8 million.

        During the year ended March 31, 2012, an additional $4.7 million in cash was used for working capital compared to the year ended March 31, 2011. The increase in cash used for working capital during the year ended March 31, 2012 reflects the following:

  •
  An increase in inventory of $1.0 million during the year ended March 31, 2012 compared to a decrease in inventory of $1.8 million during the year ended March 31, 2011. The change in inventory of $2.8 million during the year ended March 31, 2012 compared to the year ended March 31, 2011 was primarily the result of the TA100 microturbine inventory that was purchased from CPS and an increase in purchases of raw materials.

  •
  An increase in accounts receivable of $1.5 million during the year ended March 31, 2012 compared to an increase in accounts receivable of $1.1 million during the year ended March 31, 2011. The change in accounts receivable of $0.4 million during the year ended March 31, 2012 compared to the year ended March 31, 2011 resulted from the timing of collections and overall higher sales.

  •
  An increase in warranty payments of $3.8 million during the year ended March 31, 2012 compared to an increase in warranty payments of $2.0 million during the year ended March 31, 2011. The change in warranty payments of $1.8 million during the year ended March 31, 2012 compared to the year ended March 31, 2011 resulted from increased units under warranty and warranty claims related primarily to early production C200 and C1000 Series systems.

  •
  An increase in prepaid expenses and other current assets of $0.2 million during the year ended March 31, 2012 compared to an increase in prepaid expenses and other current assets of $0.9 million during the year ended March 31, 2011. The change in prepaid expenses and other current assets of $0.7 million during the year ended March 31, 2012 compared to the year ended March 31, 2011 resulted from inventory deposits and prepayments in which title had not yet transferred.

  •
  An increase in accounts payable and accrued expenses of $2.7 million during the year ended March 31, 2012 compared to an increase in accounts payable and accrued expenses of $5.0 million during the year ended March 31, 2011. The change in accounts payable and accrued expenses of $2.3 million during the year ended March 31, 2012 compared to the year ended March 31, 2011 was primarily a result of inventory purchases and timing of payments, including royalties.

  •
  An increase in deferred revenue of $1.8 million during the year ended March 31, 2012 compared to an increase in deferred revenue of $0.2 million during the year ended March 31, 2011. The change in deferred revenue of $1.6 million during the year ended March 31, 2012 compared to the year ended March 31, 2011 resulted from an increase in FPP contract enrollment compared to the same period last year.

        Investing Activities    Net cash used in investing activities of $0.2 million during the year ended March 31, 2012 relates primarily to $1.5 million used for the acquisition of fixed assets during the year ended March 31, 2012 offset by a benefit from the release of the remaining $1.3 million of restricted cash from Wells Fargo, which was previously restricted as additional security for the Credit Facility. Cash used in investing activities of $2.3 million during the year ended March 31, 2011 relates primarily to the release of $1.3 million of restricted cash from Wells Fargo and $1.0 million for the acquisition of fixed assets during the year ended March 31, 2011.

        Financing Activities    During the year ended March 31, 2012, we generated $38.1 million in cash from financing activities compared to cash generated during the year ended March 31, 2011 of $10.4 million. The funds generated from financing activities during the year ended March 31, 2012 were primarily from proceeds related to our registered direct placement of securities described below, the exercise of common stock warrants and additional borrowings under the Credit Facility. Net borrowings under the Credit Facility was $3.4 million during the year ended March 31, 2012 compared to net repayment of $0.5 million during the year ended March 31, 2011.

        Effective March 5, 2012, we completed a registered direct placement in which we sold 22.6 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants expire on October 31, 2013. In addition, the Company obtained the right to require the investors to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the "Put Option") during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. The Put Option is subject to certain conditions which may reduce the number of shares that can be sold or eliminate the Put Option. These conditions include a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company's common shares during the 30 trading days prior to the exercise of the Put Option. The March 2012 sale resulted in gross proceeds of approximately $25.0 million and proceeds net of direct incremental costs, of the offering of approximately $23.1 million.

        Effective January 9, 2012, we entered into warrant exercise agreements with two holders (the "Holders") of warrants to purchase an aggregate of 1.6 million shares of the Company's common stock, par value $0.001 per share, that were issued by the Company on January 24, 2007 (the "2007 Warrants"). Pursuant to the warrant exercise agreements, the holders agreed to exercise the 2007 Warrants at the existing exercise price of $1.17 in exchange for fees in the aggregate amount of approximately $0.3 million. The net proceeds to the Company in connection with the exercise of the 2007 Warrants were approximately $1.6 million.

        Effective November 21, 2011, we entered into warrant exercise agreements with (i) two holders of warrants issued by the Company on September 17, 2009 (the "2009 Warrants") to purchase an aggregate of 5.8 million shares of the Company's common stock, (ii) four holders of warrants issued by the Company on September 23, 2008 (the "2008 Warrants") to purchase an aggregate of 2.4 million shares and (iii) six holders of warrants issued by the Company on January 24, 2007 (the "2007 Warrants") to purchase an aggregate of 5.2 million shares of Common Stock. Pursuant to the Warrant Exercise Agreements, the 2009 holders agreed to exercise the September 2009 Warrants at the existing exercise price of $1.34 in exchange for a fee of an aggregate amount of approximately $5.4 million, the 2008 holders agreed to exercise certain 2008 Warrants at the existing exercise price of $1.60 in exchange for a fee of an aggregate amount of approximately $2.2 million and the 2007 holders agreed to exercise certain 2007 Warrants at the existing exercise price of $1.17 in exchange for a fee of an aggregate amount of approximately $1.8 million. The net proceeds to the Company in connection with the exercise of the 2009 Warrants, the 2008 Warrants and the 2007 Warrants were approximately $8.4 million. An additional $0.5 million of 2008 Warrants were subsequently exercised on November 22, 2011 at the existing exercise price of $1.60 in exchange for a fee of approximately $0.5 million, resulting in net proceeds of approximately $0.4 million.

        The holders of certain 2007 Warrants, exercised such warrants to purchase 0.1 million shares on July 20, 2011, resulting in net proceeds of approximately $0.1 million.

        The holders of certain 2008 Warrants, exercised such warrants to purchase 0.6 million shares on April 5, 2011, resulting in net proceeds of approximately $0.9 million.

        The funds generated from financing activities during Fiscal 2011 were primarily the result of the March 2011 warrant exercise transaction. The net proceeds to the Company in connection with the exercise of such warrants, after deducting expense of approximately $0.4 million, were approximately $11.2 million.

        Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.7 million of net cash generated during Fiscal 2012, compared with $40,000 of net cash generated during Fiscal 2011.

        We maintain two Credit and Security Agreements, as amended (the "Agreements"), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the "Credit Facility"). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on September 30, 2014 unless terminated sooner. As of March 31, 2012 and March 31, 2011, $10.4 million and $7.1 million in borrowings were outstanding, respectively, under the Credit Facility.

        The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo's consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, our capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of our assets, (f) change our accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company's financial performance, and (c) limitations on our annual capital expenditures.

        Several times since entering into the Agreements, we were in noncompliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

  •
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

  •
  On November 9, 2010, we entered into an amendment to the Agreements with Wells Fargo to provide for the release by Wells Fargo of the $5.0 million in cash restricted since June 2010 upon the Company's satisfaction of certain conditions. During Fiscal 2011, Wells Fargo released $3.7 million of the restricted cash.

  •
  On March 25, 2011 we entered into an amendment to the Agreements that allows the Company to form one wholly-owned subsidiary in each of Singapore and the United Kingdom provided that the amount of cash and cash equivalents that may be held by, or invested in each such subsidiary is within certain agreed upon limits. This amendment also provides that, if requested by Wells Fargo, the Company will grant Wells Fargo a security interest in 65% of the equity interests of each subsidiary to secure indebtedness under the Agreements.

  •
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

  •
  On September 27, 2011, we entered into an amendment to the Agreements with Wells Fargo to increase the borrowing capacity available under the Company's revolving line of credit to an aggregate of $15.0 million and extend the maturity date of the line of credit through September 30, 2014. Additionally, this amendment made certain changes to the calculation and payment of interest under the Agreements and the financial covenant requiring a specified ratio of minimum cash balances to unreimbursed line of credit advances.

  •
  As of December 31, 2011, we determined that we were not in compliance with one of the financial covenants in the Agreements regarding our net income. On February 8, 2012, we entered into an amendment to the Agreements which provided a waiver of our noncompliance with the financial covenant as of December 31, 2011 and set the financial covenants for the fourth quarter of Fiscal 2012.

  •
  On June12, 2012, we entered into an amendment to the Agreements which set the financial covenants for Fiscal 2013.

        If we had not obtained the waivers and amended the Agreements as described above, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo.

        Although we have made progress on direct material cost reduction efforts, we were behind schedule in reducing costs at the end of Fiscal 2012. In addition, our working capital requirements were higher than planned primarily as a result of increased inventories and warranty reserves. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that we may need to raise additional capital in the future. The Company could seek to raise such funds by exercising the Put Option, by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that might be needed, the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        Although we believe we have sufficient capital to fund our working capital and capital expenditures for at least the next twelve months, depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the current backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve significantly increased sales volume which is dependent on many factors, including:

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

        Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. Our accounts receivable balance, net of allowance for doubtful accounts, was $18.5 million and $19.3 million as of March 31, 2012 and March 31, 2011, respectively. Days sales outstanding in accounts receivable (DSO) at the end of Fiscal 2012 was 56 days, compared with 78 days at the end of Fiscal 2011. We recorded bad debt expense of $2.3 million, $0.2 million and $0.2 million for the years ended March 31, 2012, 2011 and 2010, respectively. The increase in bad debt expense during Fiscal 2012 was primarily related to one customer's financial difficulty. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

Contractual Obligations and Commercial Commitments

        At March 31, 2012, our commitments under notes payable, capital leases and non-cancelable operating leases were as follows:

	Payment Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in Thousands)
Contractual Obligations:
Notes payable and capital lease obligations	$433	$363	$70	$—	$—
Operating lease obligations	2,729	1,551	1,178	—	—
Revolving credit facility	10,431	10,431	—	—	—

Total	$13,593	$12,345	$1,248	$—	$—

        As of March 31, 2012, we had firm commitments to purchase inventories of approximately $27.7 million through Fiscal 2013. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

        As part of the CPS acquisition, we agreed to purchase for cash any remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and was not considered excess or obsolete and to acquire certain TA100 manufacturing equipment. On April 28, 2011, we purchased $2.3 million of the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the manufacturing equipment.

        Agreements we have with some of our distributors require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in product technology could result and yield costs if significant amounts of inventory are held at distributors. As of March 31, 2012, no significant inventories were held at distributors.

        Pursuant to the terms of our Agreements with Wells Fargo, the minimum interest payable under the Credit Facility is $66,000 each calendar quarter. The Agreements will terminate in accordance with their terms on September 30, 2014 unless terminated sooner.

        On February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements of $18.7 million through December 2015, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. As of March 31, 2012, we were in compliance with the minimum purchase requirements in the agreement.

Off-Balance Sheet Arrangements

        We do not have any material off-balance sheet arrangements.

Inflation

        Inflation did not have a material impact on our results of operations or financial condition for the fiscal years ended March 31, 2012, 2011 and 2010. In an effort to offset the adverse impact of inflation on earnings, we have historically raised selling prices on all products, parts, accessories and services. However, any future adverse impact of inflation on our raw materials and energy costs may not be similarly recoverable through our selling price increases.

Impact of Recently Issued Accounting Standards

        In June 2011, the Financial Account Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of the provisions of ASU 2011-04 will have a material impact on the Company's consolidated financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Foreign Currency

        We currently develop products in the U.S. and market and sell our products predominantly in North America, Europe and Asia. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets could affect our financial results. As all of our sales and purchases are currently made in U.S. dollars, we do not utilize foreign exchange contracts to reduce our exposure to foreign currency fluctuations. In the future, as our customers, employees and vendor bases expand, we may enter into transactions that are denominated in foreign currencies.

Interest

        Our exposure to changes in the interest rates results primarily from our Credit Facility borrowings. As of March 31, 2012, we had $10.4 million of outstanding indebtedness subject to interest rate fluctuations. Based on these borrowings as of March 31, 2012, a hypothetical 100 basis point increase in the then current LIBOR rate would increase our interest expense by $1.4 million on an annual basis.

The level of outstanding indebtedness fluctuates from period to period and therefore could result in additional interest.

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

        In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2012 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Additionally, such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2012. Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued a report on the Company's internal control over financial reporting. The report of Deloitte & Touch LLP follows. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the three month period ended March 31, 2012 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the internal control over financial reporting of Capstone Turbine Corporation and subsidiaries (the "Company") as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2012 of the Company and our report dated June 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 14, 2012

Item 9B.    Other Information.

        Effective June 14, 2012, the Change of Control Severance Agreement, dated December 18, 2006, as amended, by and between the Company and Darren R. Jamison, President and Chief Executive Officer of the Company, was amended and restated to extend the term of the agreement to June 14, 2015. Pursuant to the agreement, Mr. Jamison will be entitled to receive a termination benefit of continuation of his base salary for one year if his employment is terminated without cause, other than in connection with a change of control of the Company. If Mr. Jamison's employment is terminated in connection with a change of control, he will be entitled to salary continuation for eighteen (18) months.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Information contained under the caption "Proposal 1: Election of Directors to the Board of Directors" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Executive Officers

        Information contained under the caption "Executive Officers of the Company" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

        Information contained under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Code of Ethics

        Information contained under the caption "Other Information—Code of Business Conduct and Code of Ethics" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Stockholder Nominees

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Director Recommendation and Nomination Process" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Audit and Compliance Committee

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Board Committees—Audit Committee" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information contained under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        Information contained under the caption "Securities Authorized for Issuance under Equity Compensation Plans" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

        Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information contained under the captions "Other Information—Related Person Transactions Policies and Procedures" and "Governance of the Company and Practices of the Board of Directors—Board of Directors; Leadership Structure" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Firm Fees and Services.

        Information contained under the caption "Fees and Services of the Independent Registered Public Accounting Firm" included in our proxy statement relating to our 2012 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1. and 2.    Financial statements and financial statement schedule

        The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a) 3.    Index to Exhibits.

Exhibit Number	Description
1	Placement Agent Agreement, between Capstone Turbine Corporation and Lazard Capital Markets LLC, dated February 29, 2012(a)

2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(b)

2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(c)

2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(c)

3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(d)

3.2	Amended and Restated Bylaws of Capstone Turbine Corporation(e)

4.1	Specimen stock certificate(f)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(g)

4.3	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(h)

4.4	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)

4.5	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(i)

4.6	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(c)

4.7	Form of Warrant issued to investors in the 2012 registered direct offering(a)

4.8	Form of Warrant issued to investors in the September 2009 Warrant Exchange Transaction(j)

4.9	Form of Warrant issued to investors in the 2009 registered direct offering(k)

4.10	Form of Warrant issued to investors in the 2008 registered direct offering(l)

4.11	Form of Warrant issued to investors in the 2007 registered direct offering(m)

10.1	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(n)

Exhibit Number		Description
10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(n)

10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(o)

10.4		Lease between Capstone Turbine Corporation and AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(p)

10.5	*	1993 Incentive Stock Option Plan(q)

10.6	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan(r)

10.7	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 9, 2009(s)

10.8	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 11, 2008(t)

10.9	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(u)

10.10	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(v)

10.11	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(w)

10.12		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(r)

10.13		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011(c)

10.14		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2012 registered direct offering(a)

10.15		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the March 2011 Warrant Exercise Transaction(x)

10.16		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the November 2011 Warrant Exercise Transaction(y)

10.17		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the January 2012 Warrant Exercise Transaction(z)

10.18		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(aa)

10.19		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(aa)

10.20		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(aa)

Exhibit Number		Description
10.21		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(bb)

10.22		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(v)

10.23		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(cc)

10.24		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(dd)

10.25		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(ee)

10.26		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(c)

10.27		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(ff)

10.28		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(gg)

10.29		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012

10.30	*	Capstone Turbine Corporation Executive Performance Incentive Plan(hh)

10.31	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(ii)

10.32	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(ii)

10.33	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(ii)

10.34	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(aa)

10.35	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(jj)

10.36	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(jj)

10.37	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(jj)

10.38	*	Form of Inducement Stock Option Agreement(kk)

10.39	*	Form of Inducement Restricted Stock Unit Agreement(kk)

10.40	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012

14.1		Code of Business Conduct(ll)

14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(ll)

Exhibit Number		Description

21		Subsidiary List(c)

23		Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (included on the signature page of this Form 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.LAB	**	XBRL Label Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

(a)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-15957).

(b)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).

(c)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (File No. 001-15957).

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

(p)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on August 17, 2009 (File No. 000-15957).

(q)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1, dated March 22, 2000 (File No. 333-33024).

(r)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(s)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2009 (File No. 001-15957).

(t)
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

(x)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 10, 2011 (File No. 000-15957).

(y)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on November 22, 2011 (File No. 001-15957).

(z)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on January 10, 2012 (File No. 001-15957).

(aa)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(bb)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2009 (File No. 001-15957).

(cc)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 1, 2010 (File No. 000-15957).

(dd)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on November 12, 2010 (File No. 000-15957).

(ee)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 25, 2011 (File No. 000-15957).

(ff)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 3, 2011 (File No. 000-15957).

(gg)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 001-15957).

(hh)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(ii)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(jj)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(kk)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049)

(ll)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

*
Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these Sections.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2012 and 2011	F-3
For the years ended March 31, 2012, 2011 and 2010:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2012, 2011 and 2010:
Schedule II—Valuation and Qualifying Accounts	F-41

        Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiaries (the "Company") as of March 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capstone Turbine Corporation and subsidiaries at March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 14, 2012

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2012	March 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$49,952	$33,456
Accounts receivable, net of allowance for doubtful accounts of $2,228 at March 31, 2012 and $212 at March 31, 2011	18,576	19,329
Inventories	18,881	19,267
Prepaid expenses and other current assets	2,974	2,369

Total current assets	90,383	74,421

Property, plant and equipment, net	4,833	5,939
Non-current portion of inventories	1,313	1,454
Intangible assets, net	2,811	3,574
Restricted cash	—	1,250
Other assets	452	381

Total	$99,792	$87,019

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$23,061	$20,292
Accrued salaries and wages	1,716	1,555
Accrued warranty reserve	1,494	1,081
Deferred revenue	2,995	1,153
Revolving credit facility	10,431	7,080
Current portion of notes payable and capital lease obligations	363	214
Warrant liability	791	20,772

Total current liabilities	40,851	52,147

Long-term portion of notes payable and capital lease obligations	70	83
Other long-term liabilities	254	309
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 415,000,000 shares authorized; 300,315,313 shares issued and 299,317,493 shares outstanding at March 31, 2012; 259,544,911 shares issued and 258,595,291 shares outstanding at March 31, 2011	300	260
Additional paid-in capital	790,901	747,962
Accumulated deficit	(731,412)	(712,648)
Treasury stock, at cost; 997,820 shares at March 31, 2012 and 949,620 shares at March 31, 2011	(1,172)	(1,094)

Total stockholders' equity	58,617	34,480

Total	$99,792	$87,019

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2012	2011	2010
Revenue	$109,371	$81,890	$61,554
Cost of goods sold	103,944	82,427	69,999

Gross margin (loss)	5,427	(537)	(8,445)
Operating expenses:
Research and development	8,237	6,986	6,954
Selling, general and administrative	28,927	26,203	28,383

Total operating expenses	37,164	33,189	35,337

Loss from operations	(31,737)	(33,726)	(43,782)
Other income	31	32	—
Interest income	2	4	8
Interest expense	(857)	(873)	(673)
Change in fair value of warrant liability	13,983	(3,667)	(22,853)

Loss before income taxes	(18,578)	(38,230)	(67,300)
Provision (benefit) for income taxes	186	240	(59)

Net loss	$(18,764)	$(38,470)	$(67,241)

Net loss per common share—basic and diluted	$(0.07)	$(0.16)	$(0.34)

Weighted average shares used to calculate basic and diluted net loss per common share	266,945	245,941	199,579

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock				Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2009	174,888,521	$175	$666,357	$(615,100)	817,940	$(962)	$50,470
Purchase of treasury stock	—	—	—	—	78,169	(79)	(79)
Vested restricted stock awards	786,389	1	(1)	—	—	—	—
Stock-based compensation	—	—	4,560	—	—	—	4,560
Exercise of stock options and employee stock purchases	246,857	—	213	—	—	—	213
Stock awards to Board of Directors	57,532	—	66	—	—	—	66
Cumulative effect of adoption of new accounting pronouncement	—	—	(14,750)	8,163	—	—	(6,587)
Warrants exercised	7,225,434	7	15,012	—	—	—	15,018
Issuance of common stock, net of issuance costs	58,260,391	58	48,155	—	—	—	48,214
Issuance of common stock for Calnetix Power Solutions acquisition	1,550,387	2	1,796	—	—	—	1,798
Net loss	—	—	—	(67,241)	—	—	(67,241)

Balance, March 31, 2010	243,015,511	$243	$721,408	$(674,178)	896,109	$(1,041)	$46,432
Purchase of treasury stock	—	—	—	—	53,511	(53)	(53)
Vested restricted stock awards	742,460	1	(1)	—	—	—	—
Stock-based compensation	—	—	2,318	—	—	—	2,318
Exercise of stock options and employee stock purchases	72,842	—	74	—	—	—	74
Stock awards to Board of Directors	109,554	—	100	—	—	—	100
Warrants exercised	12,473,231	13	20,968	—	—	—	20,981
Issuance of common stock for Calnetix Power Solutions acquisition	3,131,313	3	3,095	—	—	—	3,098
Net loss	—	—	—	(38,470)	—	—	(38,470)

Balance, March 31, 2011	259,544,911	$260	$747,962	$(712,648)	949,620	$(1,094)	$34,480
Purchase of treasury stock	—	—	—	—	48,200	(78)	(78)
Vested restricted stock awards	699,107	—	—	—	—	—	—
Stock-based compensation	—	—	1,558	—	—	—	1,558
Exercise of stock options and employee stock purchases	785,504	1	779	—	—	—	780
Stock awards to Board of Directors	77,971	—	94	—	—	—	94
Warrants exercised	16,657,820	16	17,385	—	—	—	17,401
Issuance of common stock, net of issuance costs	22,550,000	23	23,123	—	—	—	23,146
Net loss	—	—	—	(18,764)	—	—	(18,764)

Balance, March 31, 2012	300,315,313	$300	$790,901	$(731,412)	997,820	$(1,172)	$58,617

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(18,764)	$(38,470)	$(67,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,404	3,823	3,496
Amortization of deferred financing costs	169	193	83
Interest expense on second funding liability	—	55	35
Provision for allowance for doubtful accounts	2,256	231	172
Inventory write-down	1,525	1,123	1,238
Provision for warranty expenses	4,227	2,089	1,336
Loss on disposal of equipment	3	213	30
Stock-based compensation	1,652	2,418	4,626
Change in fair value of warrant liability	(13,983)	3,667	22,853
Changes in operating assets and liabilities:
Accounts receivable	(1,503)	(1,096)	(7,765)
Inventories	(998)	1,764	6,069
Prepaid expenses and other assets	(220)	(910)	348
Accounts payable and accrued expenses	2,660	4,966	4,134
Accrued salaries and wages and long term liabilities	106	(151)	(335)
Accrued warranty reserve	(3,814)	(2,044)	(2,644)
Deferred revenue	1,842	230	(248)
Other current liabilities	—	—	(815)

Net cash used in operating activities	(21,438)	(21,899)	(34,628)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,419)	(1,047)	(2,002)
Changes in restricted cash	1,250	(1,250)	—

Net cash used in investing activities	(169)	(2,297)	(2,002)

Cash Flows from Financing Activities:
Net proceeds from (repayment of) revolving credit facility	3,351	(491)	3,917
Payment of deferred financing costs	—	—	(186)
Repayment of notes payable and capital lease obligations	(499)	(448)	(80)
Net proceeds from employee stock-based transactions	702	39	138
Net proceeds from issuance of common stock and warrants	23,146	—	54,089
Proceeds from exercise of common stock warrants	11,403	11,282	6,503

Net cash provided by financing activities	38,103	10,382	64,381

Net increase (decrease) in Cash and Cash Equivalents	16,496	(13,814)	27,751
Cash and Cash Equivalents, Beginning of Year	33,456	47,270	19,519

Cash and Cash Equivalents, End of Year	$49,952	$33,456	$47,270

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$672	$624	$540
Income taxes	$204	$—	$80
Cash received during the period for income tax refund	$127	$222	$381

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

        In connection with the January 9, 2012 exercise of warrants, the Company recorded $1.6 million to additional paid-in capital to settle the warrant liability.

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

        During the years ended March 31, 2012 and 2011, the Company incurred $635 thousand and $443 thousand, respectively, in connection with the renewal of insurance contracts, a portion of which was financed by notes payable. There were no insurance contracts financed by notes payable during the year ended March 31, 2010.

        During the year ended March 31, 2010, the Company incurred $224 thousand of capital expenditures that were funded by capital lease borrowings. There were no capital expenditures funded by capital lease borrowings during the years ended March 31, 2012 and 2011.

        Included in accounts payable at March 31, 2012, 2011 and 2010 is $187 thousand, $78 thousand, and $91 thousand of fixed asset purchases, respectively.

        During the year ended March 31, 2010, the Company purchased fixed assets in consideration for the issuance of a note payable of $117 thousand. There were no fixed assets purchased with a note payable during the years ended March 31, 2012 and 2011.

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

        Capstone Turbine Corporation (the "Company") develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP"), integrated combined heat and power ("ICHP"), and combined cooling, heat and power ("CCHP")), renewable energy, natural resources and critical power supply. In addition, the Company's microturbines can be used as battery charging generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

        The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings. As of March 31, 2012, the Company had $139.0 million, or 679 units, in backlog, all of which are expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company's control and can affect the Company's quarterly revenue and backlog. Although the Company has made progress on direct material cost reduction efforts, the Company was behind schedule in reducing costs at the end of Fiscal 2012. In addition, the Company's working capital requirements were higher than planned primarily as a result of increased inventories and warranty reserves. Management believes that existing cash and cash equivalents are sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that we may need to raise additional capital in the future. In addition, the Company obtained the right, subject to certain conditions, to require the investors in the Company's March 2012 registered direct placement to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the "Put Option") during two option exercise periods. The Company could seek to raise such funds by exercising the Put Option, by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

        The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004 and Capstone Turbine Singapore Pte., Ltd., its wholly owned subsidiary that was formed in February 2011, after elimination of inter-company transactions.

        The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2012.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Restricted Cash    As of March 31, 2011, the Company had maintained $1.3 million as additional security for its line of credit with Wells Fargo. During Fiscal 2012, Wells Fargo released $1.3 million of the restricted cash.

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

        Long-Lived Assets    The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2012 and determined that the estimated undiscounted cash flows of the long-lived assets exceeded the carrying value of the assets and no write-down was necessary. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. See Note 5—Intangible Assets.

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

        Revenue    The Company's revenue consists of sales of products, parts, accessories and service, which includes FPP, net of discounts. Capstone's distributors purchase products, parts and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning repair and maintenance service. The Company's standard terms of sales to distributors and direct end-users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by Capstone except for warranties provided on the products and parts sold.

        Revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Service performed by the Company has consisted primarily of commissioning and time and materials based contracts. The time and materials contracts are usually related to out-of-warranty units. Service revenue derived from time and materials contracts is recognized as the service is performed. The Company also provides maintenance service contracts to customers of its existing installed base. The maintenance service contracts are agreements to perform certain services to maintain a product for a specified period of time. Service revenue derived from maintenance service contracts is recognized on a straight-line basis over the contract period.

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

        Research and Development ("R&D")    The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

incurred. Total offsets to R&D expenses amounted to $0.8 million, $0.9 million and $1.7 million for the years ended March 31, 2012, 2011 and 2010, respectively.

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

        Risk Concentrations    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2012, the majority of our cash balances were held at financial institutions located in California, in accounts that are insured by the Federal Deposit Insurance Corporation. Uninsured balances aggregate to approximately $49.8 million as of March 31, 2012. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

        Sales to Banking Production Centre ("BPC"), one of the Company's Russian distributors, accounted for 26%, 23% and 14% of our revenue for the years ended March 31, 2012, 2011 and 2010, respectively. Sales to Pumps and Service Company ("Pumps and Service"), one of the Company's domestic distributors, accounted for 19%, 18% and 4% of our revenue for the years ended March 31, 2012, 2011 and 2010, respectively. Sales to Aquatec Maxcon Pty Ltd. ("Aquatec"), our Australian distributor, accounted for 2%, 4% and 14% of our revenue for the years ended March 31, 2012, 2011 and 2010, respectively. Additionally, BPC accounted for 44% of net accounts receivable as of March 31, 2012. BPC and Verdesis S.A. ("Verdesis"), the Company's Belgian distributor, accounted for 26% and 10%, respectively, of net accounts receivable as of March 31, 2011.

        Accounts receivable, net as of March 31, 2012 and March 31, 2011 includes $0.1 million and $9,000, respectively, of other receivables from the U.S. Department of Energy ("DOE") under grants awarded in 2009 and 2010.

        The Company recorded bad debt expense of $2.3 million, $0.2 million and $0.2 million for the years ended March 31, 2012, 2011 and 2010, respectively.

        Certain components of the Company's products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing, which would affect operating results adversely.

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

        Net Loss Per Common Share    Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2012, 2011 and 2010 were 10.0 million, 10.1 million and 9.2 million, respectively. Outstanding restricted stock units at March 31, 2012, 2011 and 2010 were 1.1 million, 1.5 million and 1.7 million, respectively. As of March 31, 2012, 2011 and 2010, the number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million, 21.7 million and 34.1 million, respectively.

        Stock-Based Compensation    Options or stock awards are recorded at their estimated fair value at the measurement date.

        Restructuring Costs    The Company did not record severance costs during Fiscal 2012 or Fiscal 2011. In February 2010, the Company eliminated 28 employees, or 13% of its workforce. As a result of this restructuring activity, $0.2 million in severance costs were expensed during Fiscal 2010. As of March 31, 2010, the Company had approximately $44,000 in remaining severance cost accruals recorded and paid during the first quarter of Fiscal 2011.

        Segment Reporting    The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company's customers:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
United States	$41,796	$25,630	$12,950
Mexico	7,798	5,416	4,231
All other North America	116	808	1,201

Total North America	49,710	31,854	18,382
Russia	29,722	20,655	9,592
All other Europe	17,452	15,375	14,279

Total Europe	47,174	36,030	23,871
Asia	5,692	7,811	5,325
Australia	2,749	3,754	8,891
All other	4,046	2,441	5,085

Total Revenue	$109,371	$81,890	$61,554

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the Company's revenue by product:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
C30	$4,426	$6,043	$6,888
C65	28,680	23,377	17,406
TA100	681	5,121	1,208
C200	7,361	5,289	4,929
C600	7,567	2,172	2,801
C800	8,728	4,362	5,101
C1000	32,475	18,619	10,395
Waste heat recovery generator	—	627	—
Unit upgrades	—	704	—

Total from Microturbine Products	89,918	66,314	48,728
Accessories, Parts and Service	19,453	15,576	12,826

Total	$109,371	$81,890	$61,554

        Substantially all of the Company's operating assets are in the United States.

        Recent Accounting Pronouncements    In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income", which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments included in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), which amends current guidance to require common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The company does not believe that the adoption of the provisions of ASU 2011-04 will have a material impact on the Company's consolidated financial position or results of operations.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventories

        Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following as of March 31, 2012 and 2011:

	2012	2011
	(In thousands)
Raw materials	$18,476	$18,649
Work in process	151	290
Finished goods	1,567	1,782

Total	20,194	20,721
Less non-current portion	(1,313)	(1,454)

Current portion	$18,881	$19,267

        The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of March 31, 2012 is 1.7 years. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2012 over the periods presented in the following table:

Expected Period of Use	Non-current Inventory Balance Expected to be Used
(In thousands)
13 to 24 months	$680
25 to 36 months	413
37 to 48 months	220

Total	$1,313

4. Property, Plant and Equipment

        Property, plant and equipment as of March 31, 2012 and 2011 consisted of the following:

	2012	2011	Estimated Useful Life
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$20,506	$21,635	2 - 10 years
Leasehold improvements	9,696	9,663	10 years
Molds and tooling	4,880	4,773	2 - 5 years

	35,082	36,071
Less, accumulated depreciation	(30,249)	(30,132)

Total property, plant and equipment, net	$4,833	$5,939

        Depreciation expense for property, plant and equipment was $2.6 million, $2.8 million and $3.2 million for the years ended March 31, 2012, 2011 and 2010, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment (Continued)

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

5. Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2012
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,437	$263
Technology	10 years	2,240	485	1,755
Parts and service customer relationships	5 years	1,080	468	612
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	309	181
Trade name	1.2 years	69	69	—

Total		$8,196	$5,385	$2,811

	March 31, 2011
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,388	$312
Technology	10 years	2,240	261	1,979
Parts and service customer relationships	5 years	1,080	252	828
TA100 customer relationships	2 years	617	360	257
Backlog	Various	490	292	198
Trade name	1.2 years	69	69	—

Total		$8,196	$4,622	$3,574

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets (Continued)

        Amortization expense for the intangible assets was $0.8 million, $1.1 million, and $0.3 million for the years ended March 31, 2012, 2011 and 2010.

        Expected future amortization expense of intangible assets as of March 31, 2012 is as follows:

Year Ending March 31,	Amortization Expense
(In thousands)
2013	$670
2014	489
2015	453
2016	273
2017	273
Thereafter	653

Total expected future amortization	$2,811

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

        The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated ("Solar"). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $72,800, $62,800, and $56,000 were earned by Solar for the years ended March 31, 2012, 2011 and 2010, respectively. Earned royalties of approximately $17,500 and $17,700 were unpaid as of March 31, 2012 and 2011, respectively, and are included in accrued expenses in the accompanying balance sheets.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accrued Warranty Reserve

        Changes in the accrued warranty reserve are as follows as of March 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Balance, beginning of the period	$1,081	$1,036	$2,344
Standard warranty provision	3,790	2,015	492
Changes for accrual related to reliability repair programs	437	74	844
Deductions for warranty claims	(3,814)	(2,044)	(2,644)

Balance, end of the period	$1,494	$1,081	$1,036

7. Income Taxes

        ASC 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management's evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2012 and 2011 was $2.1 million and $2.0 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2012 or March 31, 2011. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2012 and March 31, 2011 was $2.1 million and $2.0 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2012 and 2011 was $9.1 million and $9.0 million, and $7.9 million and $7.6 million, respectively.

        A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2009	$1,375
Gross increase related to prior year tax positions	325
Gross increase related to current year tax positions	106
Lapse of statute of limitations	—

Balance at March 31, 2010	$1,806
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	167
Lapse of statute of limitations	—

Balance at March 31, 2011	$1,973
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	175
Lapse of statute of limitations	—

Balance at March 31, 2012	$2,148

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2008. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2012. The Company settled its Internal Revenue Service audit of its U.S. federal tax return for the fiscal year ended March 31, 2010 during the third quarter of the fiscal year ended March 31, 2012, with no findings that resulted in a change to the Company's financial statements. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

        The Company's deferred tax assets and liabilities consisted of the following at March 31, 2012 and 2011:

	2012	2011
	(In thousands)
Deferred tax assets:
Inventories	$1,492	$1,213
Warranty reserve	597	427
Deferred revenue	466	326
Net operating loss ("NOL") carryforwards	215,545	212,705
Tax credit carryforwards	17,013	16,573
Depreciation, amortization and impairment loss	4,252	3,945
Other	5,434	4,505

Deferred tax assets	244,799	239,694
Valuation allowance for deferred tax assets	(234,432)	(231,009)

Deferred tax assets, net of valuation allowance	10,367	8,685
Deferred tax liabilities:
Federal benefit of state taxes	(10,367)	(8,685)

Net deferred tax assets	$—	$—

        Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets. The change in valuation allowance for Fiscal 2012, 2011 and 2010 was $3.4 million, $4.3 million and $28.8 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The Company's NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2012 were as follows (in thousands):

	Amount	Expiration Period
	(In thousands)
Federal NOL	$572,543	2018 - 2032
State NOL	$236,198	2018 - 2032
Federal tax credit carryforwards	$9,109	2018 - 2032
State tax credit carryforwards	$7,904	Indefinite

        The NOLs and federal and state tax credits can be carried forward to offset future taxable income, if any. Utilization of the net operating losses and tax credits are subject to an annual limitation of approximately $57.3 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The federal tax credit carryforward is a research and development credit, which may be carried forward. The state tax credits consist of a research and development credit can be carried forward indefinitely.

        Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder ("Disqualifying Dispositions") provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $27.7 million of the Company's federal and state NOL carryforwards as of March 31, 2012 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. Upon realization, if any, tax benefits of approximately $10.5 million associated with these stock options would be excluded from the provision for income taxes and credited directly to additional paid-in-capital.

        A reconciliation of income tax (benefit) expense to the federal statutory rate follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Federal income tax at the statutory rate	$(6,317)	$(12,997)	$(22,883)
State taxes, net of federal effect	(727)	(1,390)	(2,749)
Foreign taxes	313	461	322
R&D tax credit	(455)	(367)	(4,037)
Impact of state rate change	(693)	1,541	—
Warrant liability	(5,301)	9,981	—
Expiring NOL	9,765	6,278	—
Valuation allowance	3,423	(4,343)	28,817
Other	178	1,076	471

Income tax expense (benefit)	$186	$240	$(59)

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity

Stock Plans

1993 Incentive Stock Plan and 2000 Equity Incentive Plan

        In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan ("1993 Plan"). A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan. In June 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") as a successor plan to the 1993 Plan. The 2000 Plan provides for awards of up to 11,180,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued is 18,980,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee's authority includes determining the number of incentive awards and vesting provisions. As of March 31, 2012, there were 395,952 shares available for future grant.

        As of March 31, 2012, the Company had outstanding 3,300,000 non-qualified common stock options issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008, with exercise prices equal to the fair market value of the Company's common stock on the grant date as inducement grants to new officers and employees of the Company. Included in the 3,300,000 options were 2,000,000 options granted to the Company's President and Chief Executive Officer, 850,000 options granted to the Company's Executive Vice President of Sales and Marketing, 250,000 options granted to the Company's Senior Vice President of Program Management and 200,000 options granted to the Company's Senior Vice President of Human Resources. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vests one year after the issuance date and 1/48th vests on the first day of each full month thereafter, so that all shall be vested on the first day of the 48th month after the issuance date. All outstanding options have a contractual term of ten years.

        Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date using the Black-Scholes valuation method. There were no such shares issued during the years ended March 31, 2012 and 2011. During the year ended March 31, 2010, the Company issued options to purchase 250,000 shares of common stock to consultants under the 2000 Plan.

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. In August 2010, the Board of Directors adopted and the stockholders approved an amendment and restatement of the Purchase Plan. The amendment and restatement includes an increase of 500,000 shares of common stock that will be available under the Purchase Plan and extends the term of the Purchase Plan for a period of ten years. As amended, the Purchase Plan will continue by its terms through June 30, 2020, unless terminated sooner, and will reserve for issuance a total of 1,400,000 shares of common stock. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee's regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Global Market

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

on the day in question. During the fiscal years ended March 31, 2012, 2011 and 2010, the Company issued a total of 21,338 shares, 25,133 shares and 51,313 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the Purchase Plan. As of March 31, 2012, there were 464,968 shares available for future grant under the Purchase Plan.

Valuation and Expense Information

        For the fiscal years ended March 31, 2012, 2011 and 2010, the Company recognized stock-based compensation expense of $1.7 million, $2.4 million and $4.6 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense for the years ended March 31, 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Cost of goods sold	$136	$209	$238
Research and development	324	211	643
Selling, general and administrative	1,192	1,998	3,745

Stock-based compensation expense	$1,652	$2,418	$4,626

        The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation method and the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2012	2011	2010
Risk-free interest rates	1.9%	3.1%	2.3%
Expected lives (in years)	5.0	5.0	6.2
Dividend yield	—%	—%	—%
Expected volatility	89.0%	97.9%	90.5%
Weighted average grant date fair value of options granted during the period	$1.19	$1.02	$0.95

        The Company's computation of expected volatility for the fiscal years ended March 31, 2012, 2011 and 2010 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options' expected term. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the fiscal years ended March 31, 2012, 2011 and 2010 has been reduced by estimated forfeitures. Management's estimate of forfeitures is based on historical forfeitures.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at March 31, 2011	10,145,990	$1.51
Granted	833,300	$1.71
Exercised	(764,166)	$0.99
Forfeited, cancelled or expired	(175,473)	$10.17

Options outstanding at March 31, 2012	10,039,651	$1.41	5.7	$492,656
Options fully vested at March 31, 2012 and those expected to vest beyond March 31, 2012	9,942,242	$1.41	5.7	$492,124
Options exercisable at March 31, 2012	8,216,080	$1.44	5.2	$425,026

        The Company recorded expense of approximately $0.9 million, $1.5 million and $2.6 million associated with its stock options for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The total intrinsic value of option exercises during the fiscal years ended March 31, 2012, 2011 and 2010, was approximately $0.6 million, $35,000 and $0.1 million, respectively. As of March 31, 2012, there was approximately $1.4 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.2 years.

        During the fiscal years ended March 31, 2012, 2011 and 2010 the Company issued a total of 77,971, 109,554 and 57,532 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors' fees in stock in lieu of cash. For each term of the Board of Directors (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive, in lieu of all or any portion of their annual retainer or committee fee cash payment, a stock award. The shares of stock were valued based on the closing price of the Company's common stock on the date of grant, and the weighted average grant date fair value for these shares during each of the fiscal years ended March 31, 2012, 2011 and 2010 was $1.20, $0.91 and $1.15, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The following table outlines the restricted stock unit activity:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2011	1,514,198	$1.81
Granted	489,304	$1.47
Vested and issued	(699,107)	$1.41
Forfeited	(161,133)	$1.09

Nonvested restricted stock units outstanding at March 31, 2012	1,143,262	$1.20

Restricted stock units expected to vest beyond March 31, 2012	1,059,074	$1.20

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

        The total fair value of restricted stock units vested and issued by the Company during the years ended March 31, 2012, 2011 and 2010 was approximately $1.1 million, $0.8 million and $0.9 million, respectively. The Company recorded expense of approximately $0.7 million, $1.0 million and $1.0 million associated with its restricted stock awards and units for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. As of March 31, 2012, there was approximately $0.9 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.3 years.

Stockholder Rights Plan

        The Company has entered into a rights agreement, as amended, with Mellon Investor Services LLC, as rights agent. In connection with the rights agreement, the Company's board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company's common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the rights agreement. Initially, the rights are attached to all common stock certificates representing shares then outstanding, and no separate rights certificates are distributed. Subject to certain exceptions specified in the rights agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company's Board of Directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the rights agreement) that would result in a person or group beneficially owning 20% or more of the outstanding shares of the Company's common stock. On June 9, 2011, the Company's Board of Directors unanimously approved a second amendment to the rights agreement, which was approved by the stockholders in August 2011. The second amendment adds an additional "sunset provision," which provides that the rights agreement will expire on the 30th day after the 2014 annual meeting of stockholders unless continuation of the rights agreement is approved by the stockholders at that meeting. The second amendment also provides for an update to the definition of "Beneficial Owner" to include derivative interests in the calculation of a stockholder's ownership. In addition, the second amendment clarifies the manner in which the exchange provision of the rights agreement shall be effected. The rights are intended to protect the Company's stockholders in the event of an unfair or coercive offer to acquire the Company. The rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the Board of Directors. The rights should also not interfere with any merger or other business combination approved by the Board of Directors.

Underwritten and Registered Direct Placement of Common Stock

        Effective March 5, 2012, the Company completed a registered direct placement in which it sold 22.6 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants expire on October 31, 2013. In addition, the Company obtained the right to require investors in the offering to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the "Put Option") during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. The Put Option is subject to certain conditions which may reduce the number of shares that can be sold or eliminate the Put Option. These conditions include a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company's common shares during the 30 trading days prior to the exercise of the Put Option. The March 2012 sale resulted in gross proceeds of approximately $25.0 million and proceeds net of direct incremental costs, of approximately $23.1 million.

        Effective January 9, 2012, the Company entered into warrant exercise agreements with two holders of warrants issued by the Company on January 24, 2007 (the "2007 Warrants") to purchase an aggregate of 1.6 million shares of the Company's common stock. Pursuant to the warrant exercise agreements, the holders agreed to exercise the 2007 Warrants at the existing exercise price of $1.17 in exchange for fees in the aggregate amount of approximately $0.3 million. The net proceeds to the Company in connection with the exercise of these 2007 Warrants was approximately $1.6 million.

        Effective November 21, 2011, the Company entered into warrant exercise agreements with (i) two holders of warrants issued by the Company on September 17, 2009 (the "September 2009 Warrants") to purchase an aggregate of 5.8 million shares of the Company's common stock, (ii) four holders of warrants issued by the Company on September 17, 2008 (the "2008 Warrants") to purchase an

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

aggregate of 2.4 million shares of the Company's common stock and (iii) six holders of 2007 Warrants to purchase an aggregate of 5.2 million shares of the Company's common stock. Pursuant to the warrant exercise agreements, the September 2009 Warrant holders agreed to exercise the September 2009 Warrants described above at the existing exercise price of $1.34 in exchange for a fee of an aggregate amount of approximately $5.4 million, the 2008 Warrant holders agreed to exercise the 2008 Warrants described above at the existing exercise price of $1.60 in exchange for a fee of an aggregate amount of approximately $2.2 million and the 2007 Warrant holders agreed to exercise the 2007 Warrants described above at the existing exercise price of $1.17 in exchange for a fee of an aggregate amount of approximately $1.8 million. The net proceeds to the Company in connection with the exercise of the September 2009 Warrants, the 2008 Warrants and the 2007 Warrants was approximately $8.4 million. 2008 Warrants to purchase an additional 0.5 million shares were subsequently exercised on November 22, 2011 at the existing exercise price of $1.60 in exchange for a fee of approximately $0.5 million, resulting in net proceeds of approximately $0.4 million.

        Effective March 9, 2011, the Company entered into warrant exercise agreements with (i) the only two holders of warrants issued by the Company on May 7, 2009 (the "May 2009 Warrants") to purchase an aggregate of 3.6 million shares of the Company's common stock, (ii) one holder of 2008 Warrants to purchase 0.4 million shares of the Company's common stock and (iii) four holders of 2007 Warrants to purchase an aggregate of 8.5 million shares of the Company's common stock. Pursuant to the warrant exercise agreements, the May 2009 Warrant holders agreed to exercise the May 2009 Warrants described above at the existing exercise price of $0.95 per share in exchange for a fee of an aggregate amount of approximately $1.0 million, the 2008 Warrant holder agreed to exercise the 2008 Warrants described above at the existing exercise price of $1.60 per share in exchange for a fee of an aggregate amount of approximately $0.2 million and the 2007 Warrant holders agreed to exercise the 2007 Warrants described above at the existing exercise price of $1.17 per share in exchange for a fee of an aggregate amount of approximately $1.2 million. The net proceeds to the Company in connection with the exercise of the May 2009 Warrants, the 2008 Warrants and the 2007 Warrants, after deducting expenses of approximately $0.4 million, was approximately $11.2 million. Immediately prior to the exercise of these warrants, the Company revalued the warrants and recorded a charge of $6.9 million to operations during the three months ended March 31, 2011. The induced exercise of the warrants resulted in a reduction of the charge to operations by $1.0 million during the three months ended March 31, 2011. The exercise of these warrants resulted in a reduction of the warrant liability of $9.7 million.

        Effective February 24, 2010, the Company completed an underwritten public offering in which it sold 43.8 million shares of the Company's common stock at a price of $1.05 per share. The sale resulted in gross proceeds of approximately $46.0 million and proceeds, net of direct transaction costs, of approximately $42.5 million.

        Effective September 17, 2009, the Company entered into warrant exercise agreements with the holders of May 2009 Warrants to purchase an aggregate of 7.2 million shares of the Company's common stock. Pursuant to the warrant exercise agreements, the Company agreed to issue and sell to these May 2009 Warrant holders September 2009 Warrants to purchase an aggregate of 5.8 million shares of the Company's common stock in exchange for the exercise in full of the May 2009 Warrants at the reduced exercise price of $0.90 per share. In connection with the induced exercise of the warrants, the Company modified the warrant agreements, which resulted in a charge of $3.8 million to operations during the three months ended September 30, 2009. The offering price of the September

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

2009 Warrants acquired by the holders was $0.0625 per share of common stock, and the initial exercise price of the September 2009 Warrants was $1.42 per share. The September 2009 Warrants were exercisable during the period beginning on September 17, 2009 and continuing through May 7, 2016 and included certain weighted average anti-dilution provisions, subject to certain limitations. The sale of the September 2009 Warrants resulted in gross proceeds of approximately $0.4 million and the Company recorded a $6.4 million warrant liability, which represented the fair value of the September 2009 Warrants on the date of issuance, resulting in a charge of $6.0 million to operations during the three months ended September 30, 2009. The exercise of the May 2009 Warrants resulted in gross proceeds of approximately $6.5 million. As discussed above, on November 21, 2011, September 2009 Warrants to purchase 5.8 million shares were exercised resulting in proceeds of approximately $2.3 million. The February 2010 underwritten public offering triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the exercise price of each warrant previously outstanding was adjusted. As of March 31, 2012, none of the September 2009 Warrants were outstanding. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

        Effective May 7, 2009, the Company completed a registered direct placement in which it sold 14.4 million shares of the Company's common stock and May 2009 Warrants to purchase 10.8 million shares of common stock with an initial exercise price of $0.95 per share, at a unit price of $0.865 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock. The seven-year May 2009 Warrants were immediately exercisable and included certain weighted average anti-dilution provisions, subject to certain limitations. The sale resulted in gross proceeds of approximately $12.5 million and proceeds, net of direct transaction costs, of approximately $11.2 million. As discussed above, on March 9, 2011, May 2009 Warrants to purchase 3.6 million shares were exercised resulting in proceeds of approximately $2.4 million. As of March 31, 2012, none of the May 2009 Warrants were outstanding. During Fiscal 2011, the May 2009 Warrants were classified as liabilities under the caption "Warrant liability" in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability" in the accompanying statements of operations. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instrument.

        Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants were immediately exercisable and included certain weighted average anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. As discussed above, on March 9, 2011, warrants to purchase 0.4 million shares were exercised resulting in proceeds of approximately $0.5 million. During Fiscal 2012, warrants to purchase 3.6 million shares were exercised resulting in gross proceeds of approximately $3.1 million. The February 2010, September 2009 and May 2009 underwritten public offerings triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of March 31, 2012 represented warrants to purchase 3.9 million shares at an exercise price of $1.54 per share. These warrants are classified as liabilities under the caption "Warrant liability" in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption "Change in fair value of warrant liability" in the accompanying statement of operations. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

        Effective January 24, 2007, the Company completed a registered direct placement in which it sold 40 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 20 million shares of common stock with an initial exercise price of $1.30 per share, at a price of $1.14 per unit. Each unit consisted of one share of common stock and warrants to purchase 0.5 shares of common stock. The five-year warrants were immediately exercisable and included certain weighted average anti-dilution provisions, subject to certain limitations. During Fiscal 2009, warrants to purchase 3.2 million shares were exercised resulting in proceeds of approximately $4.1 million. During Fiscal 2011, warrants to purchase 8.5 million shares were exercised resulting in gross proceeds of approximately $8.7 million. As discussed above, on January 9, 2012, warrants to purchase 1.6 million shares were exercised resulting in net proceeds of approximately $1.6 million. During Fiscal 2012, warrants to purchase 5.3 million shares were exercised resulting in gross proceeds of approximately $6.4 million and proceeds, net of direct transaction costs, of approximately $6.0 million. In addition, during Fiscal 2012 warrants to purchase 1.2 million shares expired pursuant to the terms of the warrant agreement. The February 2010 and May 2009 underwritten public offerings triggered certain anti-dilution provisions in the warrants outstanding prior to the offering. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. As of March 31, 2012, none of the January 2007 Warrants were outstanding. See Note 9—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

        The following table outlines the warrant activity:

	March 2012	September 2009	May 2009	September 2008	January 2007
	Shares	Shares	Shares	Shares	Shares
Balance, March 31, 2009	—	—	—	6,445,698	15,303,509
Issuance of warrants	—	5,780,347	10,838,151	—	—
Warrants exercised	—	—	(7,225,434)	—	—
Anti-dilution provision	—	—	—	1,241,097	1,700,389

Balance, March 31, 2010	—	5,780,347	3,612,717	7,686,795	17,003,898
Issuance of warrants	—	—	—	48,042	—
Warrants exercised	—	—	(3,612,717)	(392,190)	(8,468,324)
Anti-dilution provision	—	—	—	—	—

Balance, March 31, 2011	—	5,780,347	—	7,342,647	8,535,574
Issuance of warrants	22,550,000	—	—	—	—
Warrants exercised	—	(5,780,347)	—	(3,579,239)	(7,298,234)
Anti-dilution provision	—	—	—	146,626	—
Warrants expired	—	—	—	—	(1,237,340)

Balance, March 31, 2012	22,550,000	—	—	3,910,034	—

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

        The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2012 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$39,790	$39,790	$—	$—
Warrant liability	$(791)	$—	$—	$(791)

        Cash equivalents includes cash held in money market and U.S. Treasury Funds at March 31, 2012.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

        The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2011 and are categorized using the fair value hierarchy (in thousands):

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

	As of March 31, 2012		As of March 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$10,431	$10,431	$7,080	$7,080

        The Company adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued by the Company in prior periods with certain antidilution provisions for the holder are no longer considered indexed to the Company's own stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants were reclassified as liabilities under the caption "Warrant liability" and recorded at estimated fair value at each reporting date, computed using the Monte Carlo simulation valuation method. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. Changes in the liability from period to period are recorded in the Statements of Operations under the caption "Change in fair value of warrant liability."

        The fair value of the Company's warrant liability (see Note 8—Stockholders' Equity—Underwritten and Registered Direct Placement of Common Stock) recorded in the Company's financial statements is determined using the Monte Carlo simulation valuation method and the quoted price of the Company's common stock in an active market, a Level 3 measurement. Volatility is based on the actual market activity of the Company's stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' expected life.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

        The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011
Risk-free interest rates range	0.0% to 1.5%	0.2% to 2.1%
Contractual term (in years)	0.1 years to 4.9 years	0.8 years to 5.1 years
Expected volatility range	60.5% to 84.9%	60.0% to 92.3%

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

Warrant liability:
Balance as of April 1, 2009	$8,163
Total realized and unrealized (gains) losses:
Expense included in change in fair value of warrant liability	22,853
Purchases, issuances and settlements	(4,213)

Balance as of March 31, 2010	$26,803
Total realized and unrealized (gains) losses:
Expense included in change in fair value of warrant liability	3,667
Purchases, issuances and settlements	(9,698)

Balance at March 31, 2011	$20,772
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	(13,872)
Purchases, issuances and settlements	(6,109)

Balance at March 31, 2012	$791

10. Revolving Credit Facility

        The Company maintains two Credit and Security Agreements, as amended (the "Agreements"), with Wells Fargo Bank, National Association ("Wells Fargo"), which provide the Company with a line of credit of up to $15.0 million in the aggregate (the "Credit Facility"). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. The Agreements will terminate in accordance with their terms on September 30, 2014 unless terminated sooner.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revolving Credit Facility (Continued)

        The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo's consent, including covenants that limit the Company's ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company's capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company's assets, (f) change the Company's accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company's financial performance, and (c) limitations on the Company's annual capital expenditures.

        Several times since entering into the Agreements, the Company was in noncompliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

  •
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

  •
  On November 9, 2010, the Company entered into an amendment to the Agreements with Wells Fargo to provide for the release by Wells Fargo of the $5.0 million in cash restricted since June 2010 upon the Company's satisfaction of certain conditions. During Fiscal 2011, Wells Fargo released $3.7 million of the restricted cash.

  •
  On March 25, 2011, the Company entered into an amendment to the Agreements that allows the Company to form one wholly-owned subsidiary in each of Singapore and the United Kingdom provided that the amount of cash and cash equivalents that may be held by, or invested in each such subsidiary is within certain agreed upon limits. This amendment also provides that, if requested by Wells Fargo, the Company will grant Wells Fargo a security interest in 65% of the equity interests of each subsidiary to secure indebtedness under the Agreements.

  •
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

  •
  On September 27, 2011, the Company entered into an amendment to the Agreements with Wells Fargo to increase the borrowing capacity available under the Company's revolving line of credit to an aggregate of $15.0 million and extend the maturity date of the line of credit through

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revolving Credit Facility (Continued)

    September 30, 2014. Additionally, this amendment made certain changes to the calculation and payment of interest under the Agreements and the financial covenant requiring a specified ratio of minimum cash balances to unreimbursed line of credit advances.

  •
  As of December 31, 2011, the Company determined that it was not in compliance with one of the financial covenants in the Agreements regarding net income. On February 8, 2012, the Company entered into an amendment to the Agreements which provided a waiver of the Company's noncompliance with this financial covenant as of December 31, 2011 and set the financial covenants for the fourth quarter of Fiscal 2012.

  •
  On June 12, 2012, the Company entered into an amendment to the Agreements which set the financial covenants for Fiscal 2013.

        If the Company had not obtained the waivers and amended the Agreements as described above, the Company would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on the Company's current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of compliance from Wells Fargo.

        The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter-Bank Offer Rate ("LIBOR"), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company's borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company's borrowing rate at March 31, 2012 and March 31, 2011 was 5.5% and 7.5%, respectively.

        The Company incurred $0.2 million in origination fees in 2009. These fees were capitalized and are being amortized to interest expense through February 2012. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2012 and 2011, $10.4 million and $7.1 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during each of the years ended March 31, 2012 and 2011 was $0.8 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the year ended March 31, 2010 was $0.6 million, which includes $0.1 million in amortization of deferred financing costs.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

Purchase Commitments

        As of March 31, 2012, the Company had firm commitments to purchase inventories of approximately $27.7 million through Fiscal 2013. Certain inventory delivery dates and related payments are not firmly scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

        The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2015. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.3 million as of March 31, 2012 and 2011. Rent expense was approximately $2.1 million, $2.4 million and $2.3 million for the years ended March 31, 2012, 2011 and 2010, respectively.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        At March 31, 2012, the Company's minimum commitments under non-cancelable operating leases were as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2013	$1,551
2014	898
2015	280
2016	—
2017	—

Total minimum lease payments	$2,729

        During the three months ended September 30, 2009, the Company entered into a 24-month capital lease to finance approximately $61,000 of computer equipment and an 18-month capital lease to finance approximately $163,000 for a forklift. As of March 31, 2011, the 18-month capital lease was paid in full.

        During the three months ended March 31, 2010, the Company purchased office copiers that were financed with notes payable. The outstanding balance of the notes payable was approximately $0.1 million as of March 31, 2012 and 2011. The notes bear interest at 11.0% with principal and interest paid monthly through December 2014. The related office copiers collateralize the notes payable.

        During the three months ended December 31, 2010, the Company incurred $0.4 million of expense upon renewal of insurance contracts, a portion of which was financed by notes payable. The notes bear interest at 4.5% with principal and interest paid monthly through July 2011. The outstanding balance of the notes payable as of March 31, 2011 was approximately $0.2 million. As of March 31, 2012, the renewal of insurance contracts notes payable was paid in full.

        During the three months ended December 31, 2011, the Company incurred $0.6 million of expense upon renewal of insurance contracts, a portion of which was financed by notes payable. The notes bear interest at 2.2% with principal and interest paid monthly through October 2012. The outstanding balance of the notes payable as of March 31, 2012 was approximately $0.3 million.

        The Company owns automobiles that it has financed with notes payable. The outstanding balances of the notes payable as of March 31, 2012 and 2011 were approximately $11,200 and $20,000, respectively. The notes bear interest at 6.8% with principal and interest paid monthly through June 2013. The related automobiles collateralize the notes payable.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        On February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements of $18.7 million through December 2015, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. As of March 31, 2012, we were in compliance with the minimum purchase requirements in the agreement.

        In September 2010, the Company was awarded a grant from the DOE for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. During Fiscal 2012, this project was extended until September 2013. The Company billed the DOE under the contract for this project a cumulative amount of $0.7 million through March 31, 2012.

        In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. During Fiscal 2012, this project was extended until September 2013. The Company billed the DOE under this contract a cumulative amount of $1.2 million through March 31, 2012.

        Agreements the Company has with some of its distributors require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company's product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2012, no significant inventories were held at distributors.

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

        On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (the "Washington District Court") against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company's initial public offering in June 1999, and the Company's secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any "short swing profits" obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the "Amended Complaint"), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. On March 12, 2009, the Washington District Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

the issue of whether Simmonds' claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. On December 2, 2010, the Ninth Circuit Court of Appeals (the "Ninth Circuit") affirmed the Washington District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the Washington District Court's decision on the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' initial public offerings, finding plaintiff's claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff's demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed. On January 26, 2011, the Ninth Circuit ruled that the mandate in all cases (including the Company's and other moving issuers) was stayed for ninety days pending Simmonds' filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the adequacy of the pre-suit demand. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds' petition regarding the demand issue and granted the underwriters' petition relating to the statute of limitations issue. Oral arguments on underwriters' petition were heard on November 29, 2011. On March 26, 2012, the Supreme Court vacated the Ninth Circuit's holding that petitioner's claims were not time-barred, and remanded the cases to the District Court for proceedings consistent with the Supreme Court's opinion. Management believes that the outcome of this litigation will not have a material impact on the Company's business, operating results, cash flows, financial position or results of operations.

        From time to time, the Company may become subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material effect on the Company's business, operating results, cash flows, financial position or results of operations should such litigation be resolved unfavorably.

12. Employee Benefit Plans

        The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company began matching 50 cents on the dollar up to 4% of the employee's contributions in October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company's match vests 25% a year over four years starting from the employee's hire date. The expense recorded by the Company for the years ended March 31, 2012, 2011 and 2010 was approximately $0.3 million, $0.2 million and $0.2 million, respectively.

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

        The Company recorded the benefits from this Development Agreement as a reduction of R&D expenses. During the year ended March 31, 2010, the Company recognized approximately $1.3 million of such benefits and there were no in-kind services for the year ended March 31, 2010. In-kind services performed by Carrier under the cost-sharing program were recorded as consulting expense within R&D expenses. The program concluded in June 2009. The reduction of R&D expenses was recognized on a percentage of completion basis, limited by the amount of funding received and/or earned based on milestone deliverables.

        On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier. The amendment amends the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. Carrier earned $3.2 million, $1.9 million and $1.5 million in royalties for C200 and C1000 Series system sales during the year ended March 31, 2012, 2011 and 2010, respectively. Earned royalties of $1.0 million and $1.7 million were unpaid as of March 31, 2012 and March 31, 2011, respectively, and are included in accrued expenses in the accompanying balance sheets.

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

Fiscal Year Ended March 31, 2010
Revenue	$64,279
Net Loss	(69,977)

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

Original Equipment Manufacturer ("OEM") Agreement

        On the Closing Date, the Company also entered into an agreement with CPS to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements through December 2015, the Company has exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. The Company must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators. The OEM agreement is being treated as a separate transaction from the MPL acquisition. As of March 31, 2012, we were in compliance with the minimum purchase requirements in the agreement.

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2012, 2011 and 2010

(In thousands)

Allowance for Doubtful Accounts:
Balance, March 31, 2009	$644
Additions charged to costs and expenses	420
Deductions	(943)

Balance, March 31, 2010	$121
Additions charged to costs and expenses	359
Deductions	(268)

Balance, March 31, 2011	$212
Additions charged to costs and expenses	2,256
Deductions	(240)

Balance, March 31, 2012	$2,228

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
	By:	/s/ EDWARD I. REICH
Date: June 14, 2012		Edward I. Reich Executive Vice President, Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date

/s/ DARREN R. JAMISON Darren R. Jamison	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2012
/s/ EDWARD I. REICH Edward I. Reich	Chief Financial Officer (Principal Financial Officer)	June 14, 2012
/s/ JAYME L. BROOKS Jayme L. Brooks	Chief Accounting Officer (Principal Accounting Officer)	June 14, 2012
/s/ GARY D. SIMON Gary D. Simon	Chairman of the Board of Directors	June 14, 2012
/s/ RICHARD K. ATKINSON Richard K. Atkinson	Director	June 14, 2012
/s/ JOHN V. JAGGERS John V. Jaggers	Director	June 14, 2012

Signature	Title	Date

/s/ NOAM LOTAN Noam Lotan	Director	June 14, 2012
/s/ GARY J. MAYO Gary J. Mayo	Director	June 14, 2012
/s/ ELIOT G. PROTSCH Eliot G. Protsch	Director	June 14, 2012
/s/ HOLLY A. VAN DEURSEN Holly A. Van Deursen	Director	June 14, 2012
/s/ DARRELL J. WILK Darrell J. Wilk	Director	June 14, 2012

Exhibit Index

Exhibit Number		Description
1		Placement Agent Agreement, between Capstone Turbine Corporation and Lazard Capital Markets LLC, dated February 29, 2012(a)

2.1		Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(b)

2.2		Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(c)

2.3		Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(c)

3.1		Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(d)

3.2		Amended and Restated Bylaws of Capstone Turbine Corporation(e)

4.1		Specimen stock certificate(f)

4.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(g)

4.3		Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(h)

4.4		Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)

4.5		Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(i)

4.6		Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(c)

4.7		Form of Warrant issued to investors in the 2012 registered direct offering(a)

4.8		Form of Warrant issued to investors in the September 2009 Warrant Exchange Transaction(j)

4.9		Form of Warrant issued to investors in the 2009 registered direct offering(k)

4.10		Form of Warrant issued to investors in the 2008 registered direct offering(l)

4.11		Form of Warrant issued to investors in the 2007 registered direct offering(m)

10.1		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(n)

10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(n)

10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(o)

10.4		Lease between Capstone Turbine Corporation and AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(p)

10.5	*	1993 Incentive Stock Option Plan(q)

Exhibit Number		Description

10.6	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan(r)

10.7	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 9, 2009(s)

10.8	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan dated June 11, 2008(t)

10.9	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(u)

10.10	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(v)

10.11	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(w)

10.12		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(r)

10.13		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011(c)

10.14		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2012 registered direct offering(a)

10.15		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the March 2011 Warrant Exercise Transaction(x)

10.16		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the November 2011 Warrant Exercise Transaction(y)

10.17		Form of Warrant Exercise Agreement between Capstone Turbine Corporation and investors in the January 2012 Warrant Exercise Transaction(z)

10.18		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(aa)

10.19		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(aa)

10.20		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(aa)

10.21		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(bb)

10.22		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(v)

10.23		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(cc)

10.24		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(dd)

10.25		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(ee)

Exhibit Number		Description

10.26		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(c)

10.27		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(ff)

10.28		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(gg)

10.29		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012

10.30	*	Capstone Turbine Corporation Executive Performance Incentive Plan(hh)

10.31	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(ii)

10.32	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(ii)

10.33	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(ii)

10.34	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(aa)

10.35	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(jj)

10.36	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(jj)

10.37	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(jj)

10.38	*	Form of Inducement Stock Option Agreement(kk)

10.39	*	Form of Inducement Restricted Stock Unit Agreement(kk)

10.40	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012

14.1		Code of Business Conduct(ll)

14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(ll)

21		Subsidiary List(c)

23		Consent of Independent Registered Public Accounting Firm

24		Power of Attorney (included on the signature page of this Form 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

Exhibit Number		Description

101.LAB	**	XBRL Label Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

(a)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-15957).

(b)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).

(c)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (File No. 001-15957).

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

(p)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on August 17, 2009 (File No. 000-15957).

(q)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1, dated March 22, 2000 (File No. 333-33024).

(r)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(s)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2009 (File No. 001-15957).

(t)
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

(x)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 10, 2011 (File No. 000-15957).

(y)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on November 22, 2011 (File No. 001-15957).

(z)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on January 10, 2012 (File No. 001-15957).

(aa)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(bb)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2009 (File No. 001-15957).

(cc)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 1, 2010 (File No. 000-15957).

(dd)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on November 12, 2010 (File No. 000-15957).

(ee)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 25, 2011 (File No. 000-15957).

(ff)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 3, 2011 (File No. 000-15957).

(gg)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 001-15957).

(hh)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 18, 2008 (File No. 001-15957).

(ii)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(jj)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(kk)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049)

(ll)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (File No. 001-15957).

*
Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these Sections.