Form 10-Q
period 2012-06-30
CAPSTONE TURBINE Corp
filed 2012-08-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2012 was 299,566,614.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$45,117	$49,952
Accounts receivable, net of allowance for doubtful accounts of $2,643 at June 30, 2012 and $2,228 at March 31, 2012	18,453	18,576
Inventories	20,086	18,881
Prepaid expenses and other current assets	2,483	2,974
Total current assets	86,139	90,383
Property, plant and equipment, net	4,439	4,833
Non-current portion of inventories	2,466	1,313
Intangible assets, net	2,680	2,811
Other assets	442	452
Total	$96,166	$99,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$23,455	$23,061
Accrued salaries and wages	2,146	1,716
Accrued warranty reserve	2,321	1,494
Deferred revenue	2,870	2,995
Revolving credit facility	13,010	10,431
Current portion of notes payable and capital lease obligations	190	363
Warrant liability	642	791
Total current liabilities	44,634	40,851
Long-term portion of notes payable and capital lease obligations	145	70
Other long-term liabilities	226	254
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 415,000,000 shares authorized; 300,595,265 shares issued and 299,566,614 shares outstanding at June 30, 2012; 300,315,313 shares issued and 299,317,493 shares outstanding at March 31, 2012	301	300
Additional paid-in capital	791,249	790,901
Accumulated deficit	(739,187)	(731,412)
Treasury stock, at cost; 1,028,651 shares at June 30, 2012 and 997,820 shares at March 31, 2012	(1,202)	(1,172)
Total stockholders’ equity	51,161	58,617
Total	$96,166	$99,792

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Revenue	$28,812	$24,282
Cost of goods sold	26,643	23,775
Gross margin	2,169	507
Operating expenses:
Research and development	2,204	2,162
Selling, general and administrative	7,448	6,640
Total operating expenses	9,652	8,802
Loss from operations	(7,483)	(8,295)
Other income	22	4
Interest expense	(191)	(231)
Change in fair value of warrant liability	149	5,626
Loss before income taxes	(7,503)	(2,896)
Provision for income taxes	272	—
Net loss	$(7,775)	$(2,896)

Net loss per common share—basic and diluted	$(0.03)	$(0.01)

Weighted average shares used to calculate net loss per common share	299,434	259,366

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(7,775)	$(2,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740	832
Amortization of deferred financing costs	18	48
Provision for allowance for doubtful accounts	637	23
Inventory write-down	313	284
Provision for warranty expenses	1,639	1,402
Loss on disposal of equipment	2	—
Stock-based compensation	338	420
Change in fair value of warrant liability	(149)	(5,626)
Changes in operating assets and liabilities:
Accounts receivable	(514)	(637)
Inventories	(2,671)	(3,434)
Prepaid expenses and other current assets	478	277
Accounts payable and accrued expenses	453	(3,367)
Accrued salaries and wages and long term liabilities	402	380
Accrued warranty reserve	(812)	(799)
Deferred revenue	(125)	745
Net cash used in operating activities	(7,026)	(12,348)
Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(271)	(312)
Changes in restricted cash	—	1,250
Net cash provided by (used in) investing activities	(271)	938
Cash Flows from Financing Activities:
Net proceeds from (repayment of) revolving credit facility	2,579	(686)
Repayment of notes payable and capital lease obligations	(98)	(186)
Net cash used in employee stock-based transactions	(19)	(35)
Proceeds from exercise of common stock warrants	—	966
Net cash provided by financing activities	2,462	59
Net decrease in Cash and Cash Equivalents	(4,835)	(11,351)
Cash and Cash Equivalents, Beginning of Period	49,952	33,456
Cash and Cash Equivalents, End of Period	$45,117	$22,105
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$184	$54
Income taxes	$272	$—
Supplemental Disclosures of Non-Cash Information:
Included in accounts payable at June 30, 2012 and 2011, is $128 thousand and $70 thousand of fixed asset purchases, respectively.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power, and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources and critical power supply. In addition, the Company’s microturbines can be used as battery charging generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been producing its microturbine generators commercially since 1998.

The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue and gross profit to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2012 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2012, the Company had $139.5 million, or 632 units, in backlog, all of which was current and expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. Although the Company made progress on direct material cost reduction efforts during the first quarter of Fiscal 2013, the Company was behind schedule at the end of the first quarter of Fiscal 2013. The Company’s working capital requirements were in accordance with our plan at the end of the first quarter of Fiscal 2013. Management believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that we may need to raise additional capital in the future. In addition, the Company has the right, subject to certain conditions, to require the investors in the Company’s March 2012 registered direct placement to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the “Put Option”) during two option exercise periods. The Company could seek to raise funds by exercising the Put Option, by selling additional securities to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

The condensed consolidated financial statements include the accounts of the Company, Capstone Turbine Singapore, Pte. Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income”, which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments included in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present reclassification adjustments for items on the face of the financial statements. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends current guidance to require common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company adopted this updated guidance with no material impact on its consolidated financial position or results of operations.

4.  Customer Concentrations and Accounts Receivable

Sales to Pumps and Service Company (“Pumps and Service”), one of the Company’s domestic distributors, Banking Production Centre (“BPC”), one of the Company’s Russian distributors, and Regatta Solutions, Inc., one of the Company’s domestic distributors, accounted for 33%, 19% and 10%, respectively, of revenue for the first quarter of Fiscal 2013. Sales to BPC and E—Finity Distributed Generation, LLC, one of the Company’s domestic distributors, accounted for 22% and 11%, respectively, of revenue for the first quarter of Fiscal 2012.

Additionally, BPC, Pumps and Service, and Regatta Solutions, Inc., accounted for 34%, 21% and 10%, respectively, of net accounts receivable as of June 30, 2012. BPC accounted for 44% of net accounts receivable as of March 31, 2012.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	June 30, 2012	March 31, 2012
	(In thousands)
Raw materials	$19,670	$18,476
Work in process	97	151
Finished goods	2,785	1,567
Total	22,552	20,194
Less, non-current portion	(2,466)	(1,313)
Current portion	$20,086	$18,881

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2012 is 1.4 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2012 over the periods presented in the following table:

Expected Period of Use	Non-current Inventory Balance Expected to be Used
(In thousands)
13 to 24 months	$1,711
25 to 36 months	465
37 to 48 months	290
Total	$2,466

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2012	March 31, 2012
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$20,617	$20,506
Leasehold improvements	9,694	9,696
Molds and tooling	4,903	4,880
	35,214	35,082
Less, accumulated depreciation	(30,775)	(30,249)
Total property, plant and equipment, net	$4,439	$4,833

The Company recorded depreciation expense of $0.6 million for first quarter of each of Fiscal 2013 and Fiscal 2012.

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2012
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,450	$250
Technology	10 years	2,240	541	1,699
Parts and service customer relationships	5 years	1,080	522	558
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	317	173
Trade name	1.2 years	69	69	—
Total		$8,196	$5,516	$2,680

The Company recorded amortization expense of $0.1 million and $0.2 million for the first quarter of Fiscal 2013 and Fiscal 2012, respectively. Intangible assets consisted of the following (in thousands):

	March 31, 2012
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,437	$263
Technology	10 years	2,240	485	1,755
Parts and service customer relationships	5 years	1,080	468	612
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	309	181
Trade name	1.2 years	69	69	—
Total		$8,196	$5,385	$2,811

Expected future amortization expense of intangible assets as of June 30, 2012 is as follows:

Amortization Expense
(In thousands)
2013 (remainder of fiscal year)	$539
2014	489
2015	453
2016	273
2017	273
Thereafter	653
Total expected future amortization	$2,680

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $16,000 and $18,600 were earned by Solar for the first quarter of Fiscal 2013 and 2012, respectively. Earned royalties of approximately $16,000 and $17,500 were unpaid as of June 30, 2012 and March 31, 2012, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

8.  Stock-Based Compensation

Grants Outside of the 2000 Plan

As of June 30, 2012, the Company had outstanding 3,300,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”). The Company granted 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008, with exercise prices equal to the fair market value of the Company’s common stock on the grant date as inducement grants to new officers and employees of the Company. Included in the 3,300,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 250,000 options granted to the Company’s Senior Vice President of Program Management and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Although the options were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years.

Valuation and Expense Information

For the first quarter of Fiscal 2013 and Fiscal 2012, the Company recognized stock-based compensation expense of $0.3 million and $0.4 million, respectively. The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Cost of goods sold	$27	$38
Research and development	75	81
Selling, general and administrative	236	301
Stock-based compensation expense	$338	$420

There were no stock options granted during the first quarter of Fiscal 2013. The Company calculated the estimated fair value of each stock option granted during the first quarter of Fiscal 2012 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Risk-free interest rates	—%	1.98%
Expected lives (in years)	—	5.0
Dividend yield	—%	—%
Expected volatility	—%	89.2%

The Company’s computation of expected volatility for the first quarter of Fiscal 2012 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the first quarter of Fiscal 2013 and 2012 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2012	10,039,651	$1.41
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(128,996)	2.15
Options outstanding at June 30, 2012	9,910,655	$1.40	5.55	$463,617

Options fully vested at June 30, 2012 and those expected to vest beyond June 30, 2012	9,848,088	$1.40	5.53	$463,409

Options exercisable at June 30, 2012	8,486,443	$1.42	5.14	$417,179

There were no stock options granted during the first quarter of Fiscal 2013. The weighted average per share grant date fair value of options granted during the first quarter of Fiscal 2012 was $1.77. There were no stock options exercised during the first quarter of Fiscal 2013 or Fiscal 2012. The Company recorded expense of approximately $0.2 million associated with its stock options during the first quarter of each of Fiscal 2013 and Fiscal 2012. As of June 30, 2012, there was approximately $1.2 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.0 years.

During the first quarter of Fiscal 2013 and Fiscal 2012, the Company issued a total of 22,162 and 14,681 shares of stock, respectively, to non-employee directors who elected to take payment of all or any portion of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares during the first quarter of Fiscal 2013 and Fiscal 2012 was $1.00 and $1.67, respectively.

A summary of restricted stock unit activity for the first quarter of Fiscal 2013 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2012	1,143,262	$1.20

Granted	38,000	0.95
Vested and issued	(247,245)	1.00
Forfeited	(3,288)	1.20

Unvested restricted stock units outstanding at June 30, 2012	930,729	$1.16
Restricted stock units expected to vest beyond June 30, 2012	864,127	$1.16

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the first quarter of Fiscal 2013 and 2012 was approximately $0.1 million and $0.4 million, respectively. The Company recorded expense of approximately $0.1 million and $0.2 million associated with its restricted stock awards and units during the first quarter of Fiscal 2013 and Fiscal 2012, respectively. As of June 30, 2012, there was approximately $0.8 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.2 years.

Contingent Grants

On June 6, 2012, options to purchase 1,708,330 shares of common stock and 427,080 RSUs were granted to the Company’s eligible executives, contingent on stockholder approval of the amendment and restatement of the 2000 Plan at the Annual Meeting scheduled to be held on August 30, 2012. The exercise price of the 1,708,330 options will be the market price of the Company’s stock on the date of stockholder approval of the amendment and restatement of the 2000 Plan. None of the June 6, 2012 grants are included in the tables in this footnote because they are not effective until the stockholder approval contingency is met.

9.  Underwritten and Registered Direct Placement of Common Stock

Effective March 5, 2012, the Company completed a registered direct placement in which it sold 22.6 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants expire on October 31, 2013. In addition, the Company obtained the right to require investors in the offering to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the “Put Option”) during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. The Put Option is subject to certain conditions which may reduce the number of shares that can be sold or eliminate the Put Option. These conditions include a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company’s common shares during the 30 trading days prior to the exercise of the Put Option. The March 2012 sale resulted in gross proceeds of approximately $25.0 million and proceeds net of direct incremental costs, of approximately $23.1 million. The warrants issued in March 2012 and still outstanding as of June 30, 2012 represented warrants to purchase 22.6 million shares at an exercise price of $1.55 per share.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants were immediately exercisable and included certain weighted average anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, at any time after the second anniversary of the original issue date of the warrants, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. During Fiscal 2011, warrants to purchase 0.4 million shares were exercised resulting in proceeds of approximately $0.5 million. During Fiscal 2012, warrants to purchase 3.6 million shares were exercised resulting in gross proceeds of approximately $3.1 million. The underwritten public offering in February 2010, and the registered direct offerings in March 2012, September 2009 and May 2009 triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of June 30, 2012 represented warrants to purchase 3.9 million shares at an exercise price of $1.54 per share. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the first quarter of Fiscal 2013 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$35,736	$35,736	$—	$—
Warrant Liability	$(642)	$—	$—	$(642)

Cash equivalents include cash held in money market and U.S. treasury funds at June 30, 2012.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2012 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$39,790	$39,790	$—	$—
Warrant Liability	$(791)	$—	$—	$(791)

Basis for Valuation

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. As the Company’s obligations under the Credit Facility (as defined below) are based on adjustable market interest rates, the Company has determined that the carrying value approximates the fair value. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of June 30, 2012		As of March 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under credit facility	$13,010	$13,010	$10,431	$10,431

The fair value of the Company’s warrant liability (see Note 9—Underwritten and Registered Direct Placement of Common Stock) recorded in the Company’s financial statements is determined using the Monte—Carlo simulation valuation method and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life. The Company’s use of different estimates and assumptions could produce different financial results.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Risk-free interest rates range	0.2%	0.1% to 1.5%
Remaining contractual term (in years)	1.2 years	0.6 years to 4.9 years
Expected volatility range	65.8%	65.6% to 83.3%

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

The table below provides a reconciliation of the beginning and ending balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability:
Balance at March 31, 2012	$791
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	(149)
Purchases, issuances and settlement	—
Balance at June 30, 2012	$642

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

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company’s financial performance, and (c) limitations on the Company’s annual capital expenditures.

Several times since entering into the Agreements, the Company was in noncompliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver.  If the Company had not obtained a waiver for each event of default and amended the Agreements for the noncompliance with certain covenants, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for the Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.

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

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at each of June 30, 2012 and March 31, 2012 was 5.5%, respectively.

The Company incurred $0.1 million in origination fees in connection with a September 2011 amendment to the Agreements that increased borrowing capacity and extended the maturity date of the line of credit. These fees were capitalized and are being amortized to interest expense through September 2014. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of June 30, 2012 and March 31, 2012, $13.0 million and $10.4 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the first quarter of Fiscal 2013 was $0.2 million, which includes $18,300 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the first quarter of Fiscal 2012 was $0.2 million, which includes $48,600 in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, geography of sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs related to address reliability repairs on products no longer in warranty when, in the Company’s judgment, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Changes in accrued warranty reserve during the first quarter of Fiscal 2013 are as follows (in thousands):

Balance, March 31, 2012	$1,494
Standard warranty provision	1,197
Changes for accrual related to reliability repair programs	442
Deductions for warranty claims	(812)
Balance, June 30, 2012	$2,321

13.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”), a division of United Technologies Corporation. The Development Agreement engaged UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“C200”) microturbine. Pursuant to the terms of the Development Agreement, UTCP contributed $12.0 million in cash and approximately $0.8 million of in-kind services toward the Company’s efforts to develop the C200. In return, the Company pays UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment has been recovered and, thereafter, the royalty will be reduced to 5% of the sales price. In August 2009, the Development Agreement was assigned by UTCP to Carrier Corporation (“Carrier”).

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

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier that amended the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. Based on this amendment, the Company pays Carrier an ongoing royalty of a predetermined fixed rate until the aggregate of Carrier’s cash and in-kind services investment has been recovered and, thereafter, the predetermined fixed rate royalty will be reduced by 50%. Carrier earned approximately $0.9 million and $0.6 million in royalties for C200 and C1000 Series system sales during the first quarter of Fiscal 2013 and Fiscal 2012, respectively. Earned royalties of approximately $0.9 million and $1.0 million were unpaid as of June 30, 2012 and March 31, 2012, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2015. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.2 million and $0.3 million as of June 30, 2012 and March 31, 2012, respectively. Rent expense was approximately $0.5 million during the first quarter of each of Fiscal 2013 and 2012.

Purchase Commitments

As of June 30, 2012, the Company had firm commitments to purchase inventories of approximately $36.4 million through the first quarter of Fiscal 2014. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

On April 28, 2011, the Company purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and obtained title to certain TA100 manufacturing equipment.

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency is expected to come from an improved microturbine design, with a projected electrical efficiency of 42% (compared to 33% for the C200) and power output of 370 kW. The project was estimated to last 24 months and cost approximately $17.4 million. During Fiscal 2012 this project was extended until September 2013. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $1.0 million through June 30, 2012.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to last 24 months and cost approximately $3.8 million. During Fiscal 2012 this project was extended until September 2013. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. The Company billed the DOE under this contract a cumulative amount of $1.3 million through June 30, 2012.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2012 and March 31, 2012, no significant inventories were held at distributors.

Legal Matters

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of the Company’s initial public offering in June 1999, and the Company’s secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. On December 2, 2010, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) affirmed the Washington District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit, however, reversed and remanded the Washington District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ initial public offerings, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc.  Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.  It further ordered that no further petitions for rehearing may be filed.  On January 26, 2011, the Ninth Circuit ruled that the mandate in all cases (including the Company’s and other moving issuers) was stayed for ninety days pending Simmonds’ filing of a petition for writ of certiorari in the United States Supreme Court.  On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue.  Oral arguments on underwriters’ petition were heard on November 29, 2011.  On March 26, 2012, the Supreme Court vacated the Ninth Circuit’s holding that petitioner’s claims were not time-barred and remanded the cases to the District Court for proceedings consistent with the Supreme Court’s opinion. On June 7, 2012, the mandate of the Ninth Circuit was formally entered.  On June 11, 2012, Plaintiffs voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue and without prejudice as to all other issues.

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

15.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended June 30, 2012 which would make these instruments anti-dilutive. As of June 30, 2012 and 2011, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 10.8 million and 12.3 million, respectively. As of June 30, 2012 and 2011, the number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million and 21.1 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2012. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2012 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Overview

Capstone is, and has been, the market leader in microturbines based on the number of microturbines sold. We were able to increase revenues during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 despite the challenging economic conditions worldwide. Management believes that our efforts on the continued growth and broadening of our distribution network, along with continued market acceptance of our 200 kW (“C200”) microturbine and 1000 kW (“C1000 Series”) microturbines products were the primary reasons for our revenue growth during the quarter compared to the first quarter of Fiscal 2012.

Capstone continues to gain market interest in all five of its major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply and transportation products). In the energy efficiency market, we continue to expand our market share in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market continues to be a significant portion of our business as we shipped products around the globe for applications fueled by landfill gas, biodiesel, biogas such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near term business success in the oil and gas and other natural resource markets as we gain product acceptance in U.S. shale plays and Russian oil fields. Our critical power supply data center product is performing well, and we continue to focus efforts on gaining market share with this new product. Capstone’s transportation products market, utilizing microturbines for electric vehicles, is gaining interest for use of our products as range extenders in electric buses, trucks and the marine industry.

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely manages operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to Capstone’s success are continued increase in C200 microturbine engine production rates, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

On February 1, 2010, we entered into an asset purchase agreement with CPS (“APA”). The Company acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the TA100 microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements. Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the closing date on February 1, 2010 and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the “Second Funding Date”). The additional consideration was to be paid, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS.

On April 28, 2011, we purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the TA100 manufacturing equipment. On February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements through December 2015, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. As of June 30, 2012, we were in compliance with the minimum purchase requirements in the agreement.

To support our opportunities to grow in our targeted markets, we continue to enhance the reliability and performance of our products by regularly developing new processes and enhancing training to assist those who apply, install and use our products.

An overview of our direction, targets and key initiatives follows:

1.              Focus on Vertical Markets  Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors.

Energy Efficiency—CHP/CCHP

Energy efficiency maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage to customers. Energy efficiency applications use both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 75% or more. The increased operating efficiency reduces overall greenhouse gas emissions compared with traditional independent sources such as power generation and local thermal generation and, through displacement of other separate systems, can reduce variable production costs.

Renewable Energy

Our microturbines can use renewable methane gases from landfills, wastewater treatment facilities and other biogas applications such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Capstone’s products can burn these renewable waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel for use at the site or in the surrounding area. The microturbines have demonstrated effectiveness in these applications and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur.

Natural Resources—Oil, Natural Gas, Shale Gas & Mining

On a worldwide basis, there are thousands of locations where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which traditionally have been released or burned into the atmosphere.  Our microturbines are installed in the natural resource market to be used in oil and gas exploration, production, compression and transmission sites both onshore and offshore as a highly reliable critical source of power generation. In addition, our microturbines can use flare gas as a fuel to provide prime power. Typically these oil and gas or mining operations have no access to an electric utility grid and rely solely on Capstone’s microturbines for a reliable low emission power supply.

Critical Power Supply

Because of the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service.  Management believes that Capstone’s critical power supply offerings are the world’s only microturbine powered Uninterruptible Power Source solutions that can offer clean, IT-grade power produced from microturbines, the utility or a combination of both.

Transportation Products—Hybrid Electric Vehicles

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

Backlog

During the first quarter of Fiscal 2013, we booked total orders of $24.1 million for 87 units, or 25.7 megawatts, compared to $29.7 million for 196 units, or 33.2 megawatts, during the first quarter of Fiscal 2012. We shipped 134 units with an aggregate of 25.1 megawatts, generating revenue of $23.6 million compared to 170 units with an aggregate of 21.9 megawatts, generating revenue of $20.8 million during the first quarter of Fiscal 2012. Total backlog as of June 30, 2012 increased $24.2 million, or 21%, to $139.5 million from $115.3 million as of June 30, 2011. As of June 30, 2012, we had 632 units, or 159.4 megawatts, in total backlog compared to 695 units, or 129.9 megawatts, as of June 30, 2011. As of June 30, 2012 and June 30, 2011, all of the backlog was current and expected to be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the first quarter of Fiscal 2013 were: 24% for use in energy efficiency applications, 6% for use in renewable energy applications, 70% for use in oil, gas & other natural resources applications and less than 1% for use in transportation products applications.

The following table summarizes our backlog:

	As of June 30,
	2012		2011
	Megawatts	Units	Megawatts	Units
Current
C30	3.1	102	4.5	149
C65	20.2	312	24.8	382
TA100	3.0	30	2.3	23
C200	8.6	43	5.2	26
C600	13.8	23	12.0	20
C800	7.2	9	13.6	17
C1000	102.0	102	66.0	66
Waste heat recovery generator	1.3	10	1.5	12
Unit upgrades	0.2	1	—	—
Total Backlog	159.4	632	129.9	695

2.              Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 35 distributors and Original Equipment Manufacturers (“OEMs”). Internationally, outside of North America, we currently have 60 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.              Service  We serve our customers directly and through qualified distributors, who will perform their service work using technicians specifically trained by Capstone. We offer a comprehensive Factory Protection Plan (“FPP”) where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local distributors. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of the first quarter of Fiscal 2013 was $36.8 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2027.

4.              Product Robustness and Life Cycle Maintenance Costs  To provide us with the ability to evaluate microturbine performance in the field we are developing an updated “real-time” internet-based remote monitoring and diagnostic feature to replace our previous Capstone Service Network system and take advantage of newer generation technology. This feature will allow us to monitor installed units and rapidly collect operating data on a continual basis, even in areas with limited or no landline internet connection. We will use this information to anticipate and more quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement.

5.              New Product Development  Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products.  We are currently focusing efforts on developing a more efficient microturbine Combined Heat and Power system. The first phase of the development program is expected to improve our existing C200 engine to increase power output and electrical efficiency, resulting in a system with a targeted power output of 250 kW and projected electrical efficiency of 35%. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

In addition, we are developing and testing a fuel flexible microturbine system capable of operating on synthetic gas fuel mixtures containing varying amounts of hydrogen. The DOE awarded us a grant of $2.5 million in support of this development program.

6.                 Cost and Core Competencies  We are continuing to make progress towards achieving cost improvement goals through design and manufacturability changes, robotics, parts commonality, tier one suppliers and lower cost offshore suppliers.  We continue to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress and plan to continue diversifying our suppliers internationally and within the United States. Management also expects to be able to continue leveraging our costs as product volumes increase.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies (except as noted below) are described in greater detail in our Annual Report on Form 10-K for Fiscal 2012 and continue to include the following areas:

•                  Impairment of long-lived assets, including intangible assets with finite lives;

•                  Inventory write-downs and classification of inventories;

•                  Estimates of warranty obligations;

•                  Allowance for doubtful accounts;

•                  Deferred tax assets and valuation allowance;

•                  Stock-based compensation expense;

•                  Loss contingencies; and

•                  Fair value of financial instruments.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenue  Revenue for the first quarter of Fiscal 2013 increased $4.5 million, or 19%, to $28.8 million from $24.3 million for the first quarter of Fiscal 2012. The change in revenue for the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 included increases in revenue of $6.7 million from the North American market and $1.1 million from the Asian market. The increase in the North American market was primarily related to increased sales into the U.S. shale plays market. The increase in the Asian market was primarily because of our continued efforts to improve distribution channels. This overall increase in revenue was offset by decreases in revenue of $2.5 million from the European market and $0.8 million from the South American market.  We expect revenues from the European market will continue to be soft as a result of the economic conditions there.  The decrease in the South American market was primarily the result of non-recurring microturbine product sales for specific projects that had occurred in the same period last year.

For the first quarter of Fiscal 2013, revenue from microturbine products increased $2.8 million, or 13%, to $23.6 million from $20.8 million for the first quarter of Fiscal 2012. Microturbine megawatts shipped during the first quarter of Fiscal 2013 increased 3.2 megawatts to 25.1 megawatts from 21.9 megawatts for the first quarter of Fiscal 2012. Microturbine units shipped during the first quarter of Fiscal 2013 decreased 36 units to 134 units from 170 units for the first quarter of Fiscal 2012. Average revenue per unit increased for the first quarter of Fiscal 2013 to approximately $176,000 compared to approximately $122,000 per unit for the first quarter of Fiscal 2012. Megawatts shipped and revenue per unit during the first quarter of Fiscal 2013 increased as a result of higher sales volume for our C200 and C1000 Series microturbines, offset by lower sales volume for our C30 and C65 microturbines.

For the first quarter of Fiscal 2013, revenue from our accessories, parts and service increased $1.7 million, or 49%, to $5.2 million from $3.5 million for the first quarter of Fiscal 2012. The increase in revenue resulted from higher sales of microturbine parts, microturbine service work and FPP contract enrollments.

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

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2012			2011
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.0	0.7	24	$1.3	1.0	33
C65	5.7	5.3	81	8.1	7.7	119
TA100	0.1	0.1	1	0.5	0.2	2
C200	2.3	2.0	10	0.2	0.2	1
C600	1.2	1.2	2	2.1	2.4	4
C800	0.7	0.8	1	2.0	2.4	3
C1000 Series	12.6	15.0	15	6.6	8.0	8
Unit upgrades	—	—	—	—	—	—
Total from Microturbine Products	$23.6	25.1	134	$20.8	21.9	170
Accessories, Parts and Service	5.2	—	—	3.5	—	—
Total	$28.8	25.1	134	$24.3	21.9	170

Sales to Pumps and Service Company (“Pumps and Service”), one of the Company’s domestic distributors, Banking Production Centre (“BPC”), one of the Company’s Russian distributors, and Regatta Solutions, Inc., also one of the Company’s domestic distributors, accounted for 33%, 19% and 10%, respectively, of revenue for the first quarter of Fiscal 2013. Sales to BPC and E—Finity Distributed Generation, LLC, one of the Company’s domestic distributors, accounted for 22% and 11%, respectively, of revenue for the first quarter of Fiscal 2012.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $2.2 million, or 8% of revenue, for the first quarter of Fiscal 2013 compared to a gross margin of $0.5 million, or 2% of revenue, for the first quarter of Fiscal 2012. The increase in gross margin of $1.7 million was the result of a $1.6 million improvement realized from higher C200 and C1000 Series systems sales volume, increased average selling prices and lower direct material cost during the first quarter of Fiscal 2013. The $1.6 million improvement and lower production and service center labor and overhead expenses of $0.8 million were offset by an increase in royalty expense of $0.4 million, warranty expense of $0.2 million and inventory charges of $0.1 million. Management has initiatives in place to address the increase in warranty expense and continues to further reduce direct material costs as we work to achieve profitability.

Production and service center labor and overhead expense decreased $0.8 million during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 as the result of timing of overhead allocated to finished goods inventory and decreases in salaries, freight and facility expense.

Royalty expense increased $0.4 million during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 as a result of higher sales of our C200 and C1000 Series systems. We pay a royalty of a predetermined fixed rate for each microturbine system covered by our Development and License Agreement with Carrier which will be reduced by 50% once the aggregate of Carrier’s cash and in-kind services investment have been recovered. Management expects to reach this milestone and the predetermined fixed rate royalty to be reduced during the first quarter of Fiscal 2014.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.2 million reflects an increase in the standard warranty provision as a result of an increase in warranty claims related primarily to C200 and C1000 Series systems, an increase in reliability repair programs and higher volume of units under warranty during the first quarter of Fiscal 2013 compared to the prior year.

Inventory charges increased $0.1 million during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 primarily as a result of reserve for excess and obsolete inventory.

Research and Development (“R&D”) Expenses  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. We had R&D expenses of approximately $2.2 million for the first quarter of each of Fiscal 2013 and Fiscal 2012. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. During the first quarter of Fiscal 2013 cost-sharing benefits decreased $0.1 million, while salaries increased $0.1 million. There were approximately $0.3 million of cost-sharing benefits for the first quarter of Fiscal 2013 and $0.2 million of such benefits for the first quarter of Fiscal 2012. Cost-sharing programs vary from period to period depending on the phases of the programs. Management expects R&D expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue our efforts on new product development and direct material cost reduction.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the first quarter of Fiscal 2013 increased $0.8 million, or 12%, to $7.4 million from $6.6 million for the first quarter of Fiscal 2012. The net increase in SG&A expenses was comprised of an increase of $0.6 million in bad debt expense, $0.4 million in marketing expense and $0.2 million in salary expense, offset by a decrease of $0.4 million in professional services expense, which includes insurance, accounting and legal expenses. Management expects SG&A expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue to develop our distribution channels and expand our market presence.

Other Income  Other income increased $18,000, or 450%, to $22,000 for the first quarter of Fiscal 2013 from $4,000 for the first quarter of Fiscal 2012. Other income during the first quarter of Fiscal 2013 was primarily the result of a net gain on foreign exchange for statutory required foreign currency denominated bank accounts.

Interest Income  There was no interest income during the first quarter of Fiscal 2013 or the first quarter of Fiscal 2012. Management expects interest income in Fiscal 2013 to be minimal because of current interest rates.

Interest Expense  Interest expense for the first quarter of each of Fiscal 2013 and Fiscal 2012 was approximately $0.2 million. Interest expense is primarily from the average balances outstanding under the Credit Facility (as defined below). As of June 30, 2012, we had total debt of $13.0 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability  The change in fair value of the warrant liability was a benefit of $0.1 million for the first quarter of Fiscal 2013. The change in fair value of the warrant liability was a benefit of $5.6 million for the first quarter of Fiscal 2012. In accordance with ASC 815, “Derivatives and Hedging” adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is affected primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

Income Taxes  Income taxes for the first quarter of Fiscal 2013 was $0.3 million. There was no income tax expense for the first quarter of Fiscal 2012. Income tax expense was related to microturbine service activity in Mexico.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2013 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $4.8 million during the first quarter of Fiscal 2013, compared to a decrease of $11.4 million during the first quarter of Fiscal 2012.

Operating Activities  During the first quarter of Fiscal 2013, we used $7.0 million of cash in our operating activities, which consisted of a net loss for the period of $7.8 million and cash used for working capital of $2.8 million, offset by non-cash adjustments (primarily change in fair value of warrant liability, employee stock based compensation, depreciation and amortization, warranty and inventory charges) of $3.5 million. During the first quarter of Fiscal 2012, operating cash usage was $12.3 million, which consisted of a net loss for the period of $2.9 million, augmented by non-cash adjustments of $2.6 million and cash used for working capital of $6.8 million.

During the first quarter of Fiscal 2013, cash used for working capital was $4.0 million lower compared to the first quarter of Fiscal 2012. The decrease in cash used for working capital during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 reflects the following:

•                  An increase in inventory of $2.7 million during the first quarter of Fiscal 2013 compared to an increase in inventory of $3.4 million during the first quarter of Fiscal 2012. The change in inventory of $0.7 million during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily the result of the TA100 microturbine inventory that was purchased from CPS and an increase in purchases of raw materials.

•                  An increase in prepaid expenses and other current assets of $0.5 million during the first quarter of Fiscal 2013 compared to an increase in prepaid expenses and other current assets of $0.3 million during the first quarter of Fiscal 2012. The change in prepaid expenses and other current assets of $0.2 million during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 resulted from deposits and prepayments on inventory.

•                  An increase in accounts receivable of $0.5 million during the first quarter of Fiscal 2013 compared to an increase in accounts receivable of $0.6 million during the first quarter of Fiscal 2012. The change in accounts receivable of $0.1 million during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 resulted from the timing of collections and overall higher sales.

•                  An increase in accounts payable and accrued expenses of $0.5 million during the first quarter of Fiscal 2013 compared to a decrease in accounts payable and accrued expenses of $3.3 million during the first quarter of Fiscal 2012. The change in accounts payable and accrued expenses of $3.8 million during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily a result of inventory purchases and timing of payments, including royalties.

•                  A decrease in deferred revenue of $0.1 million during the first quarter of Fiscal 2013 compared to an increase in deferred revenue of $0.8 million during the first quarter of Fiscal 2012. The change in deferred revenue of $0.9 million during the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 resulted from a decrease in product down payments compared to the same period last year.

Investing Activities  Net cash used in investing activities of $0.3 million during the first quarter of Fiscal 2013 relates primarily to the acquisition of fixed assets. Net cash from investing activities of $0.9 million during the first quarter of Fiscal 2012 relates primarily to a benefit from the release of the remaining $1.3 million of restricted cash from Wells Fargo, which was previously restricted as additional security for the Credit Facility, offset by $0.3 million used for the acquisition of fixed assets during the first quarter of Fiscal 2012.

Financing Activities  During the first quarter of Fiscal 2013, we generated $2.5 million in financing activities compared to cash generated during the first quarter of Fiscal 2012 of $0.1 million. The funds generated from financing activities during the first quarter of Fiscal 2013 were primarily the result of additional borrowings under the Credit Facility. During the first quarter of Fiscal 2012, the funds generated from financing activities were primarily the result of the exercise of warrants yielding approximately $1.0 million in cash, offset by net repayments under the Credit Facility of approximately $0.7 million.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $19,000 of net cash used during the first quarter of Fiscal 2013, compared with $35,000 of net cash used during the first quarter of Fiscal 2012.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on September 30, 2014 unless terminated sooner. As of June 30, 2012 and March 31, 2012, $13.0 million and $10.4 million in borrowings were outstanding, respectively, under the Credit Facility.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, our capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of our assets, (f) change our accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company’s financial performance, and (c) limitations on our annual capital expenditures.

Several times since entering into the Agreements, we were in noncompliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default and waiver. If we had not obtained a waiver for each event of default and amended the Agreements for our noncompliance with certain covenants, we would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.

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

Although we made progress on direct material cost reduction efforts during the first quarter of Fiscal 2013, we were behind schedule on our planned cost reductions at the end of the first quarter of Fiscal 2013. In addition, our working capital requirements were in accordance with the plan at the end of the first quarter of Fiscal 2013. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that we may need to raise additional capital in the future. In addition, the Company has the right, subject to certain conditions, to require the investors in the Company’s March 2012 registered direct placement to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the “Put Option”) during two option exercise periods. We could seek to raise funds by exercising the Put Option, by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. Our accounts receivable balance, net of allowance for doubtful accounts, was $18.5 and $18.6 million as of June 30, 2012 and March 31, 2012, respectively. Days sales outstanding in accounts receivable (DSO) at the end of the first quarter of Fiscal 2013 was 59 days, compared with 75 days at the end of the first quarter of Fiscal 2012. We recorded bad debt expense of $0.6 million during the first quarter of Fiscal 2013 compared to $23,000 during the first quarter of Fiscal 2012. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

New Accounting Pronouncements

In June 2011, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present on the face of the financial statements reclassification adjustments for items. We adopted this updated guidance with no material impact on our consolidated financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for Fiscal 2012.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the first quarter of Fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington(the “Washington District Court”) against The Goldman Sachs Group, Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, the lead underwriters of our initial public offering in June 1999, and our secondary offering of common stock in November 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint sought to recover from the lead underwriters any “short swing profits” obtained by them in violation of Section 16(b). The suit names the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. Simmonds filed an Amended Complaint on February 27, 2008 (the “Amended Complaint”), naming as defendants Goldman Sachs & Co. and Merrill Lynch Pierce, Fenner & Smith Inc. and again naming Morgan Stanley. The Goldman Sachs Group, Inc. and Merrill Lynch & Co., Inc. were no longer named as defendants. The Amended Complaint asserted substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On March 12, 2009, the Washington District Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Washington District Court stated that it would not permit Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Washington District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Simmonds’ claims were barred by the applicable statute of limitations. However, the Washington District Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ stockholders had notice of the potential claims more than five years prior to filing suit. Simmonds filed a Notice of Appeal on April 10, 2009. The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. On December 2, 2010, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) affirmed the Washington District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit, however, reversed and remanded the Washington District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ initial public offerings, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Washington District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc.  Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.  It further ordered that no further petitions for rehearing may be filed.  On January 26, 2011, the Ninth Circuit ruled that the mandate in all cases (including the Company’s and other moving issuers) was stayed for ninety days pending Simmonds’ filing of a petition for writ of certiorari in the United States Supreme Court.  On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue.  Oral arguments on underwriters’ petition were heard on November 29, 2011.  On March 26, 2012, the Supreme Court vacated the Ninth Circuit’s holding that petitioner’s claims were not time-barred and remanded the cases to the District Court for proceedings consistent with the Supreme Court’s opinion.  On June 7, 2012, the mandate of the Ninth Circuit was formally entered.  On June 11, 2012, Plaintiffs voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue and without prejudice as to all other issues.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10.1	Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012 (c)
10.2	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012 (c)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these Sections.

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2012 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2012

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10.1	Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012 (c)
10.2	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012 (c)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these Sections.

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2012 (File No. 001-15957)