Form 10-Q
period 2012-09-30
CAPSTONE TURBINE Corp
filed 2012-11-08
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2012 was 304,360,427.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	September 30,	March 31,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$45,217	$49,952
Accounts receivable, net of allowance for doubtful accounts of $2,578 at September 30, 2012 and $2,228 at March 31, 2012	15,146	18,576
Inventories	19,400	18,881
Prepaid expenses and other current assets	2,724	2,974
Total current assets	82,487	90,383
Property, plant and equipment, net	4,120	4,833
Non-current portion of inventories	3,474	1,313
Intangible assets, net	2,557	2,811
Other assets	418	452
Total	$93,056	$99,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$23,789	$23,061
Accrued salaries and wages	1,676	1,716
Accrued warranty reserve	2,330	1,494
Deferred revenue	3,012	2,995
Revolving credit facility	11,940	10,431
Current portion of notes payable and capital lease obligations	61	363
Warrant liability	340	791
Total current liabilities	43,148	40,851
Long-term portion of notes payable and capital lease obligations	130	70
Other long-term liabilities	191	254
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 305,389,078 shares issued and 304,360,427 shares outstanding at September 30, 2012; 415,000,000 shares authorized, 300,315,313 shares issued and 299,317,493 shares outstanding at March 31, 2012	305	300
Additional paid-in capital	795,852	790,901
Accumulated deficit	(745,368)	(731,412)
Treasury stock, at cost; 1,028,651 shares at September 30, 2012 and 997,820 shares at March 31, 2012	(1,202)	(1,172)
Total stockholders’ equity	49,587	58,617
Total	$93,056	$99,792

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$30,118	$27,473	$58,930	$51,755
Cost of goods sold	27,512	25,804	54,155	49,579
Gross margin	2,606	1,669	4,775	2,176
Operating expenses:
Research and development	2,413	2,245	4,617	4,407
Selling, general and administrative	6,428	6,584	13,876	13,224
Total operating expenses	8,841	8,829	18,493	17,631
Loss from operations	(6,235)	(7,160)	(13,718)	(15,455)
Other income	4	2	26	6
Interest income	—	1	—	1
Interest expense	(128)	(173)	(319)	(404)
Change in fair value of warrant liability	302	8,594	451	14,220
Income (loss) before income taxes	(6,057)	1,264	(13,560)	(1,632)
Provision for income taxes	124	—	396	—
Net income (loss)	$(6,181)	$1,264	$(13,956)	$(1,632)

Net income (loss) per common share
Basic	$(0.02)	$0.00	$(0.05)	$(0.01)
Diluted	$(0.02)	$0.00	$(0.05)	$(0.01)

Weighted average shares used to calculate net income (loss) per common share
Basic	300,254	259,412	299,846	259,364
Diluted	300,254	261,418	299,846	259,364

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(13,956)	$(1,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,474	1,679
Amortization of deferred financing costs	37	97
Provision for allowance for doubtful accounts	566	194
Inventory write-down	634	573
Provision for warranty expenses	3,298	2,342
Loss on disposal of equipment	2	—
Stock-based compensation	696	862
Change in fair value of warrant liability	(451)	(14,220)
Changes in operating assets and liabilities:
Accounts receivable	2,864	(4,077)
Inventories	(3,314)	(4,583)
Prepaid expenses and other current assets	236	322
Accounts payable and accrued expenses	883	(501)
Accrued salaries and wages and long term liabilities	(103)	26
Accrued warranty reserve	(2,462)	(1,924)
Deferred revenue	17	1,052
Net cash used in operating activities	(9,579)	(19,790)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(653)	(689)
Changes in restricted cash	—	1,250
Net cash provided by (used in) investing activities	(653)	561
Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	1,509	5,255
Repayment of notes payable and capital lease obligations	(242)	(197)
Net cash used in employee stock-based transactions	(30)	(33)
Proceeds from exercise of common stock warrants	4,260	1,083
Net cash provided by financing activities	5,497	6,108
Net decrease in Cash and Cash Equivalents	(4,735)	(13,121)
Cash and Cash Equivalents, Beginning of Period	49,952	33,456
Cash and Cash Equivalents, End of Period	$45,217	$20,335
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$292	$318
Income taxes	$396	$—

Supplemental Disclosures of Non-Cash Information:

Included in accounts payable at September 30, 2012 and 2011, is $32 thousand and $37 thousand of accrued purchases of property and equipment, respectively.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources and critical power supply. In addition, the Company’s microturbines can be used as battery charging generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been producing its microturbine generators commercially since 1998.

The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at March 31, 2012 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2012, the Company had $141.1 million, or 675 units, in total backlog, of which $139.0 million, or 660 units, are expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. Although the Company made progress on direct material cost reduction efforts during the second quarter of Fiscal 2013, the Company was behind schedule at the end of the second quarter of Fiscal 2013. The Company’s working capital requirements were in accordance with our plan at the end of the second quarter of Fiscal 2013.

Management believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that we may need to raise additional capital in the future. In addition, the Company has the right, subject to certain conditions, to require the investors in the Company’s March 2012 registered direct placement to purchase additional shares of common stock from the Company (the “Put Options”). On September 18, 2012, the Company exercised the first of the two Put Options and sold 4.8 million shares to one of the investors pursuant to an Investor Agreement. See Note 9—Underwritten and Registered Direct Placements of Common Stock for disclosure regarding the Investor Agreement. The Company may sell up to an aggregate of 9.5 million additional shares to the investors in the 2012 registered direct offering during the second Put Option exercise period, which begins March 4, 2013. The Company may seek to raise funds by exercising the remaining Put Option, by selling additional securities to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

The condensed consolidated financial statements include the accounts of the Company, Capstone Turbine Singapore, Pte. Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income”, to increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments included in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present reclassification adjustments for items on the face of the financial statements. The Company adopted this updated guidance with no material impact on its consolidated financial position or results of operations.

4.  Customer Concentrations and Accounts Receivable

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 32% of revenue for the three months ended September 30, 2012. BPC Engineering (“BPC”), one of the Company’s Russian distributors, and Horizon accounted for 25% and 22%, respectively, of revenue for the three months ended September 30, 2011. Horizon and BPC accounted for 33% and 14% of revenue, respectively, for the six months ended September 30, 2012. For the six months ended September 30, 2011, BPC and Horizon accounted for 23% and 15% of revenue, respectively.

Additionally, BPC and Horizon accounted for 43% and 12%, respectively, of net accounts receivable as of September 30, 2012. BPC accounted for 44% of net accounts receivable as of March 31, 2012.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	September 30, 2012	March 31, 2012
	(In thousands)
Raw materials	$21,149	$18,476
Work in process	—	151
Finished goods	1,725	1,567
Total	22,874	20,194
Less non-current portion	(3,474)	(1,313)
Current portion	$19,400	$18,881

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current product configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2012 is 1.2 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2012, over the periods presented in the following table:

Expected Period of Use	Non-current Inventory Balance
(In thousands)
13 to 24 months	$2,553
25 to 36 months	657
37 to 48 months	264
Total	$3,474

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2012	March 31, 2012
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$20,634	$20,506
Leasehold improvements	9,694	9,696
Molds and tooling	4,933	4,880
	35,261	35,082
Less accumulated depreciation and amortization	(31,141)	(30,249)
Total property, plant and equipment, net	$4,120	$4,833

The Company recorded depreciation expense of $0.6 million and $ 1.2 million for the three and six months ended September 30, 2012, respectively. The Company recorded depreciation expense of $0.6 million and $1.3 million for the three and six months ended September 30, 2011, respectively.

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2012
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,463	$237
Technology	10 years	2,240	597	1,643
Parts and service customer relationships	5 years	1,080	576	504
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	317	173
Trade name	1.2 years	69	69	—
Total		$8,196	$5,639	$2,557

The Company recorded amortization expense of $0.1 million and $ 0.3 million for the three and six months ended September 30, 2012, respectively. The Company recorded amortization expense of $0.2 million and $0.4 million for the three and six months ended September 30, 2011, respectively. Intangible assets consisted of the following (in thousands):

	March 31, 2012
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,437	$263
Technology	10 years	2,240	485	1,755
Parts and service customer relationships	5 years	1,080	468	612
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	309	181
Trade name	1.2 years	69	69	—
Total		$8,196	$5,385	$2,811

Expected future amortization expense of intangible assets as of September 30, 2012 is as follows:

Amortization Expense
(In thousands)
2013 (remainder of fiscal year)	$416
2014	489
2015	453
2016	273
2017	273
Thereafter	653
Total expected future amortization	$2,557

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $16,600 and $19,800 were earned by Solar for the three months ended September 30, 2012 and 2011, respectively. Royalties of approximately $32,600 and $38,400 were earned by Solar for the six months ended September 30, 2012 and 2011, respectively. Earned royalties of approximately $16,600 and $17,500 were unpaid as of September 30, 2012 and March 31, 2012, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

8.  Stock-Based Compensation

Grants Outside of the 2000 Plan

As of September 30, 2012, the Company had outstanding 3,550,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”). The Company granted 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Included in the 3,550,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 250,000 options granted to the Company’s Senior Vice President of Program Management, 200,000 options granted to the Company’s Senior Vice President of Human Resources and 250,000 options granted to the Company’s Senior Vice President of Customer Service. Additionally, as of September 30, 2012, the Company had outstanding 62,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued during the second quarter of Fiscal 2013 as an inducement grant to the Company’s Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years.

Valuation and Expense Information

For each of the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $0.4 million. For the six months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $0.7 million and $0.9 million, respectively.

The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$27	$38	$53	$76
Research and development	73	90	148	171
Selling, general and administrative	258	314	495	615
Stock-based compensation expense	$358	$442	$696	$862

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rates	0.8%	0.9%	0.8%	1.9%
Expected lives (in years)	5.7	5.0	5.7	5.0
Dividend yield	—%	—%	—%	—%
Expected volatility	79.8%	87.4%	79.8%	89.0%

The Company’s computation of expected volatility for the three and six months ended September 30, 2012 and 2011 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected terms. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three and six months ended September 30, 2012 and 2011 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2012	10,039,651	$1.41
Granted	1,958,330	1.01
Exercised	—	—
Forfeited, cancelled or expired	(134,996)	2.11
Options outstanding at September 30, 2012	11,862,985	$1.34	6.05	$434,577

Options fully vested at September 30, 2012 and those expected to vest beyond September 30, 2012	11,569,646	$1.35	5.96	$434,518

Options exercisable at September 30, 2012	8,722,942	$1.41	4.93	$407,145

The weighted average per share grant date fair value of options granted during the three months ended September 30, 2012 and 2011 was $1.01 and $1.13, respectively. The weighted average per share grant date fair value of options granted during the six months ended September 30, 2012 and 2011 was $1.01 and $1.71, respectively. There were no options exercised during the three or six months ended September 30, 2012 and 2011. The Company recorded expense of approximately $0.2 million and $0.3 million associated with its stock options during the three months ended September 30, 2012 and 2011, respectively. The Company recorded expense of approximately $0.4 million and $0.5 million associated with its stock options during the six months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was approximately $2.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 3.0 years.

During the six months ended September 30, 2012 and 2011, the Company issued a total of 44,207 and 36,378 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for the shares issued during the six months ended September 30, 2012 and 2011 was $1.00 and $1.40, respectively.

A summary of restricted stock unit activity for the six months ended September 30, 2012 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2012	1,143,262	$1.20

Granted	832,794	1.01
Vested and issued	(269,013)	1.32
Forfeited	(97,055)	1.04

Unvested restricted stock units outstanding at September 30, 2012	1,609,988	$1.09
Restricted stock units expected to vest beyond September 30, 2012	1,467,888	$1.09

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the three months ended September 30, 2012 and 2011 was approximately $44,800 and $22,800, respectively. The total fair value of restricted stock units vested and issued by the Company during the six months ended September 30, 2012 and 2011 was approximately $0.3 million and $0.6 million, respectively. The Company recorded expense of approximately $0.2 million associated with its restricted stock awards and units during each of the three months ended September 30, 2012 and 2011. The Company recorded expense of approximately $0.3 million and $0.4 million associated with its restricted stock awards and units during the six months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was approximately $1.3 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.4 years.

Stockholder Rights Plan

The Company is party to a rights agreement dated July 7, 2005, as amended, with Computershare Ltd., as successor-in-interest to Mellon Investor Services LLC, as rights agent. In connection with the rights agreement, the Company’s board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company’s common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the rights agreement. The rights agreement will expire on the 30th day after the 2014 annual meeting of stockholders unless continuation of the rights agreement is approved by the stockholders at that meeting. The rights are intended to protect the Company’s stockholders in the event of an unfair or coercive offer to acquire the Company. The rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the board of directors. The rights should also not interfere with any merger or other business combination approved by the board of directors.

9.  Underwritten and Registered Direct Placements of Common Stock

Effective March 5, 2012, the Company completed a registered direct placement in which it sold 22.6 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants expire on October 31, 2013. In addition, the Company obtained the right to require investors in the offering to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the “Put Options”) during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. Each Put Option is subject to certain conditions which may reduce the number of shares that can be sold or eliminate the Put Option. These conditions include a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company’s common shares during the 30 trading days prior to the exercise of the Put Option. The March 2012 sale resulted in net proceeds of approximately $23.1 million net of direct incremental costs of approximately $1.9 million.

On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company’s exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period shall be an 8% discount to the lesser of the closing bid price of the Company’s common stock on September 18, 2012, and the VWAP measurement for the ten trading days ending on September 18, 2012. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the warrant originally issued to the Investor to $1.26. The exercise of the Put Option resulted in net proceeds of $4.2 million. The warrants issued in March 2012 and still outstanding as of September 30, 2012 represented warrants to purchase 22.6 million shares at a weighted average exercise price of $1.41 per share. The Company may sell up to an aggregate of 9.5 million additional shares to the investors in the 2012 registered direct offering during the second Put Option exercise period, which begins March 4, 2013.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants were immediately exercisable and included certain weighted average anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of the offering of approximately $29.5 million. During Fiscal 2011, warrants to purchase 0.4 million shares were exercised resulting in proceeds of approximately $0.5 million. During Fiscal 2012, warrants to purchase 3.6 million shares were exercised resulting in gross proceeds of approximately $3.1 million. The underwritten public offering in February 2010, the registered direct offerings in March 2012, September 2009 and May 2009 and exercise of the Put Option described above triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of September 30, 2012 represented warrants to purchase 4.0 million shares at an exercise price of $1.52 per share. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying consolidated balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

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

The table below presents assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$28,736	$28,736	$—	$—
Warrant Liability	$(340)	$—	$—	$(340)

Cash equivalents include cash held in money market and U.S. treasury funds at September 30, 2012.

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

Basis for Valuation

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. As the Company’s obligations under the revolving credit facility are based on adjustable market interest rates, the Company has determined that the carrying value approximates the fair value. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of September 30, 2012		As of March 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$11,940	$11,940	$10,431	$10,431

The fair value of the Company’s warrant liability (see Note 9—Underwritten and Registered Direct Placements of Common Stock) recorded in the Company’s financial statements is determined using the Monte—Carlo simulation valuation method and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life. Different estimates and assumptions could produce different financial results.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rates range	0.2%	0.0% to 0.9%	0.2%	0.0% to 1.5%
Remaining contractual term (in years)	1.0 years	0.3 to 4.6	1.0 to 1.2	0.3 to 4.9
Expected volatility range	54.3%	60.5% to 84.9%	54.3% to 65.8%	60.5% to 84.9%

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

The table below provides a reconciliation of the beginning and ending balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability:
Balance at March 31, 2012	$791
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	(451)
Purchases, issuances and settlement	—
Balance at September 30, 2012	$340

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

Several times since entering into the Agreements, the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver.  If the Company had not obtained a waiver for each event of default and amended the Agreements for the noncompliance with certain covenants, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivable, inventories, equipment, patents and other assets as collateral for the Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.

On June 12, 2012, the Company entered into an amendment to the Agreements which set the financial covenants for Fiscal 2013. As of September 30, 2012 the Company was in compliance with the covenants contained in the amended Agreements. Based on the Company’s current forecasts through the end of Fiscal 2013, the Company believes it will maintain compliance with the covenants contained in the amended Agreements. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of noncompliance with Wells Fargo.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at September 30, 2012 and March 31, 2012 was 5.4% and 5.5%, respectively.

The Company incurred $0.1 million in origination fees in connection with a September 2011 amendment to the Agreements that increased borrowing capacity and extended the maturity date of the line of credit. These fees were capitalized and are being amortized to interest expense through September 2014. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of September 30, 2012 and March 31, 2012, $11.9 million and $10.4 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the three months ended September 30, 2012 was $0.2 million, which includes $18,300 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended September 30, 2011 was $0.2 million, which includes $48,000 in amortization of deferred financing costs.  Interest expense related to the Credit Facility during the six months ended September 30, 2012 was $0.4 million, which includes $36,600 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the six months ended September 30, 2011 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, the location of the sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs related to addressing reliability repairs on products covered under standard warranty and for products no longer in warranty when, in the Company’s judgment, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is taken into account in estimating future warranty liabilities.

Changes in accrued warranty reserve during the six months ended September 30, 2012 are as follows (in thousands):

Balance, March 31, 2012	$1,494
Standard warranty provision	2,740
Changes for accrual related to reliability repair programs	558
Deductions for warranty claims	(2,462)
Balance, September 30, 2012	$2,330

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

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier that amended the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. Based on this amendment, the Company pays Carrier an ongoing royalty of a predetermined fixed rate until the aggregate of Carrier’s cash and in-kind services investment has been recovered and, thereafter, the predetermined fixed rate royalty will be reduced by 50%. Carrier earned $0.9 million and $0.8 million in royalties for C200 and C1000 Series system sales during the three months ended September 30, 2012 and 2011, respectively. Carrier earned $1.9 million and $1.3 million in royalties for C200 and C1000 system sales during the six months ended September 30, 2012 and 2011, respectively. Earned royalties of $0.9 million and $1.0 million were unpaid as of September 30, 2012 and March 31, 2012, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.2 million and $0.3 million as of September 30, 2012 and March 31, 2012, respectively. Rent expense was approximately $0.5 million during each of the three months ended September 30, 2012 and 2011. Rent expense was approximately $1.1 million during each of the six months ended September 30, 2012 and 2011.

Purchase Commitments

As of September 30, 2012, the Company had firm commitments to purchase inventories of approximately $31.2 million through Fiscal 2014. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

On April 28, 2011, the Company purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and obtained title to certain TA100 manufacturing equipment.

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency is expected to come from an improved microturbine design, with a projected electrical efficiency of 42% (compared to 33% for the C200) and power output of 370 kW. The project was estimated to last 24 months and cost approximately $17.4 million. During Fiscal 2012 this project was extended until September 2013. Pursuant to the contract, the DOE is expected to contribute $5.0 million toward the project, and the Company expects to incur approximately $12.4 million in research and development expense. As of September 30, 2012, the Company had billed the DOE a cumulative amount of $1.5 million for this project.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project was estimated to last 24 months and cost approximately $3.8 million. During Fiscal 2012 this project was extended until September 2013. Pursuant to the contract, the DOE is expected to contribute $2.5 million toward the project, and the Company expects to incur approximately $1.3 million in research and development expense. As of September 30, 2012, the Company had billed the DOE a cumulative amount of $1.3 million for this project.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2012 and March 31, 2012, no significant inventories were held at distributors.

Legal Matters

From time to time, the Company may become subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material effect on the Company’s operating results, cash flows, financial position or results of operations should such litigation be resolved unfavorably.

15.  Net Income (Loss) Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2012 which would make these instruments anti-dilutive. As of September 30, 2012 and 2011, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 13.5 million and 1.6 million, respectively. As of September 30, 2012 and 2011, the number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million and 12.5 million, respectively. As of September 30, 2011, basic net earnings per share was reconciled to diluted net earnings per share by adding dilutive warrants, stock options and unvested share awards of 2.0 million.

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

Overview

Capstone is the market leader in microturbines based on the number of microturbines sold. We increased revenues during the second quarter of Fiscal 2013 compared to the second quarter of Fiscal 2012 despite the challenging economic conditions worldwide. Management believes that our ongoing efforts to grow and broaden our distribution network along with continued market acceptance of our 200 kW (“C200”) microturbine and 1000 kW (“C1000 Series”) microturbines products were the primary reasons for our revenue growth during the quarter compared to the second quarter of Fiscal 2012. The first half of Fiscal 2013 was characterized by strong demand for C200 and C1000 Series microturbines led by the North American natural resources vertical market, while weakness continued in the European market as a result of uncertain global economic conditions. Management believes that sales in the natural resources vertical market will continue to grow while it expects the European market for our products will remain weak for the remainder of Fiscal 2013. During the second quarter of Fiscal 2013, we continued to experience a high rate of warranty claims for C200 and C1000 Series systems. Management expects warranty claims levels for C200 and C1000 Series systems to decline as reliability repair programs are completed.

Capstone products continue to gain interest in all five of its major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply and transportation products). In the energy efficiency market, we continue to expand our market share in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market continues to be a significant portion of our business as we shipped products around the globe for applications fueled by landfill gas, biodiesel, biogas such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near term business success in the oil and gas and other natural resource markets as we gain product acceptance in U.S. shale plays and Russian oil fields. Our critical power supply data center product is performing well, and we continue to focus efforts on gaining market share with this new product. Capstone’s transportation products market, utilizing microturbines for electric vehicles, is gaining interest for use of our products as range extenders in electric buses, trucks and the marine industry.

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

On February 1, 2010, we entered into an asset purchase agreement with CPS (“APA”) pursuant to which we acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the TA100 microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements. Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the closing date on February 1, 2010 and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the “Second Funding Date”). The additional consideration was to be paid, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS.

On April 28, 2011, we purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the TA100 manufacturing equipment. On February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements through December 2015, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. The Company must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generator systems. If we do not meet the specified annual sales targets or negotiate new annual sales targets, we may lose our exclusive rights. As of September 30, 2012, we were in compliance with the minimum purchase requirements in the agreement.

To support our opportunities to grow in our targeted markets, we continue to enhance the reliability and performance of our products by regularly developing new processes and enhancing training to assist those who apply, install and use our products.

An overview of our direction, targets and key initiatives follows:

1.              Focus on Vertical Markets - Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors.

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

Renewable Energy

Our microturbines can use renewable methane gases from landfills, wastewater treatment facilities and other biogas applications such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Capstone’s microturbines can burn these renewable waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel for use at the site or in the surrounding area. Capstone’s microturbines have demonstrated effectiveness in these applications and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur.

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

Transportation Products—Hybrid Electric Vehicles

Our technology is also used in hybrid electric vehicle applications. Our customers have applied our products in hybrid electric mobile applications, including transit buses, trucks and boats. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability compared with traditional internal combustion engines.

Backlog

During the three months ended September 30, 2012, we booked total orders of $25.2 million for 178 units, or 20.2 megawatts, compared to $20.8 million for 152 units, or 20.5 megawatts, during the three months ended September 30, 2011. We shipped 135 units with an aggregate of 24.0 megawatts, generating revenue of $23.6 million compared to 172 units with an aggregate of 23.6 megawatts, generating revenue of $22.4 million during the three months ended September 30, 2011. Total backlog as of September 30, 2012 increased $27.4 million, or 24%, to $141.1 million from

$113.7 million as of September 30, 2011. As of September 30, 2012, we had 675 units, or 155.6 megawatts, in total backlog compared to 675 units, or 126.8 megawatts, as of September 30, 2011. As of September 30, 2012, 660 units, or 153.3 megawatts, valued at $139.0 million, were current and expected to be shipped within the next twelve months. As of September 30, 2011, all of the backlog was current and expected to be shipped within the next twelve months. The increase in long-term backlog of $2.1 million was the result of changes in customer delivery schedules and economic conditions, principally in Europe. In addition, $2.4 million of the current backlog includes orders received from Greenvironment plc, one of our distributors in Europe, prior to their bankruptcy filing on August 31, 2012.  We are working with the bankruptcy administrator and end-users to ship the open orders. Management believes that these orders will be shipped within the next twelve months either through direct sale to the end-user or through negotiations with the bankruptcy administrator. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the three months ended September 30, 2012 were: 42% for use in energy efficiency applications, 2% for use in renewable energy applications, 52% for use in oil, gas & other natural resources applications and 4% for use in critical power supply applications.

The following table summarizes our backlog:

	As of September 30,
	2012		2011
	Megawatts	Units	Megawatts	Units
Current
C30	4.4	146	4.4	146
C65	18.7	288	23.3	358
TA100	2.8	28	2.4	24
C200	12.8	64	7.4	37
C600	12.6	21	10.8	18
C800	8.8	11	12.0	15
C1000	92.0	92	65.0	65
Waste heat recovery generator	1.2	10	1.5	12
Total Current Backlog	153.3	660	126.8	675

Long-term
C30	0.2	5	—	—
C65	0.5	8	—	—
C600	0.6	1	—	—
C1000	1.0	1	—	—
Total Long-term Backlog	2.3	15	—	—

Total Backlog	155.6	675	126.8	675

2.              Sales and Distribution Channels - We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. In North America, we currently have 32 distributors and Original Equipment Manufacturers (“OEMs”). Internationally, outside of North America, we currently have 57 distributors and OEMs. We continue to refine our distribution channels to address our specific targeted markets.

3.              Service - We serve our customers directly and through qualified distributors, who will perform service work using technicians specifically trained by Capstone. We offer a comprehensive Factory Protection Plan (“FPP”) where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local distributors. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of September 30, 2012 was $38.1 million which represents the value of the contractual agreements for FPP services that has not been earned and extends through Fiscal 2028.

4.              Product Robustness and Life Cycle Maintenance Costs - To provide us with the ability to evaluate microturbine performance in the field we are developing an updated “real-time” internet-based remote monitoring and diagnostic feature to replace our previous Capstone Service Network system and take advantage of newer generation technology. This feature will allow us to monitor installed units and rapidly collect operating data on a continual basis, even in areas with limited or no landline internet connection. We will use this information to anticipate and more quickly respond to field performance issues, evaluate component robustness and identify areas for continuous improvement.

5.              New Product Development - Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our product development efforts are centered on enhancing the features of these base products.  We are currently focusing efforts on developing a more efficient microturbine Combined Heat and Power system. The first phase of the development program is expected to improve our existing C200 engine to increase power output and electrical efficiency, resulting in a system with a targeted power output of 250 kW and projected electrical efficiency of 35%. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

In addition, we are developing and testing a fuel flexible microturbine system capable of operating on synthetic gas fuel mixtures containing varying amounts of hydrogen. The DOE awarded us a grant of $2.5 million in support of this development program.

6.                 Cost and Core Competencies - We are continuing to make progress towards achieving cost improvement goals through design and manufacturability changes, robotics, parts commonality, tier one suppliers and lower cost offshore suppliers. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. We have made progress and plan to continue diversifying our suppliers internationally and within the United States. Management also expects to be able to continue leveraging our costs as product volumes increase.

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

•      Stock-based compensation expense;

•      Loss contingencies; and

•      Fair value of financial instruments.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenue - Revenue for the three months ended September 30, 2012 increased $2.6 million, or 9%, to $30.1 million from $27.5 million for the three months ended September 30, 2011. The change in revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 included increases in revenue of $8.3 million from the North American market, $1.3 million from the Asian market and $0.9 million from the South American market. The increase in the North American market was primarily related to increased sales into the U.S. shale plays market. The increases in the Asian and South American markets were primarily because of microturbine product sales for specific projects that did not occur during the same period last year. This overall increase in revenue was offset by decreases in revenue of $7.6 million from the European market and $0.3 million from the Australian market.  We expect revenues from the European market will continue to be soft as a result of the economic conditions there. The decrease in the Australian market was primarily the result of non-recurring microturbine product sales for specific projects that had occurred in the same period last year.

For the three months ended September 30, 2012, revenue from microturbine products increased $1.2 million, or 5%, to $23.6 million from $22.4 million for the three months ended September 30, 2011. Microturbine megawatts shipped during the three months ended September 30, 2012 increased 0.4 megawatts to 24.0 megawatts from 23.6 megawatts for the three months ended September 30, 2011. Microturbine units shipped during the three months ended September 30, 2012 decreased 37 units to 135 units from 172 units for the three months ended September 30, 2011. Average revenue per unit increased for the three months ended September 30, 2012 to approximately $175,000 compared to approximately $130,000 per unit for the three months ended September 30, 2011. Megawatts shipped and revenue per unit during the three months ended September 30, 2012 increased as a result of higher sales volume for our C200 and C1000 Series microturbines, offset by lower sales volume for our C30 and C65 microturbines.

For the three months ended September 30, 2012, revenue from our accessories, parts and service increased $1.4 million, or 27%, to $6.5 million from $5.1 million for the three months ended September 30, 2011. The increase in revenue resulted from higher sales of microturbine parts, microturbine accessories, FPP contract enrollments and microturbine service work.

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

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2012			2011
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.3	0.8	28	$1.3	0.9	30
C65	5.1	4.6	70	8.2	7.5	116
TA100	0.3	0.2	2	—	—	—
C200	3.4	3.0	15	2.1	2.0	10
C600	5.3	5.4	9	2.7	3.0	5
C800	0.8	0.8	1	2.5	3.2	4
C1000 Series	7.3	9.0	9	5.6	7.0	7
Unit upgrades	0.1	0.2	1	—	—	—
Total from Microturbine Products	$23.6	24.0	135	$22.4	23.6	172
Accessories, Parts and Service	6.5	—	—	5.1	—	—
Total	$30.1	24.0	135	$27.5	23.6	172

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 32% of revenue for the three months ended September 30, 2012. Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, and Horizon accounted for 25% and 22%, respectively, of revenue for the three months ended September 30, 2011.

Gross Margin - Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $2.6 million, or 9% of revenue, for the three months ended September 30, 2012 compared to a gross margin of $1.7 million, or 6% of revenue, for the three months ended September 30, 2011. The increase in gross margin of $0.9 million was the result of a $2.0 million improvement realized from higher C200 and C1000 Series systems sales volume, increased average selling prices and lower direct material cost during the three months ended September 30, 2012. The $2.0 million improvement was offset by an increase in warranty expense of $0.7 million, production and service center labor and overhead expenses of $0.2 million and royalty expense of $0.2 million. Management continues to implement initiatives to address the increase in warranty expense and to further reduce direct material costs as we work to achieve profitability.

Production and service center labor and overhead expense increased $0.2 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as the result of timing of overhead allocated to finished goods inventory offset by a decrease in freight expense.

Royalty expense increased $0.2 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as a result of higher sales of our C200 and C1000 Series systems. We pay a royalty of a predetermined fixed rate for each microturbine system covered by our Development and License Agreement with Carrier which will be reduced by 50% once the aggregate of Carrier’s cash and in-kind services investment has been recovered. Management expects to reach this milestone and the predetermined fixed rate royalty to be reduced during the first quarter of Fiscal 2014.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.7 million reflects an increase in the standard warranty provision as a result of an increase in warranty claims related primarily to certain C200 and C1000 Series systems, an increase in reliability repair programs and higher volume of units under warranty during the three months ended September 30, 2012 compared to the prior year. Management expects warranty claims levels for C200 and C1000 Series systems to decline as reliability repair programs are completed.

Research and Development (“R&D”) Expenses - R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the three months ended September 30, 2012 increased $0.2 million, or 9%, to $2.4 million from $2.2 million for the three months ended September 30, 2011. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $0.2 million resulted from increased supplies of $0.3 million, salaries of $0.2 million and consulting expense of $0.1 million, offset by increased cost-sharing benefits of $0.4 million. There were approximately $0.5 million of cost-sharing benefits for the three months ended September 30, 2012 and $0.1 million of such benefits for the three months ended September 30, 2011. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue new product development and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses - SG&A expenses for the three months ended September 30, 2012 decreased $0.2 million, or 3%, to $6.4 million from $6.6 million for the three months ended September 30, 2011. The net decrease in SG&A expenses was comprised of a decrease of $0.3 million in bad debt expense, $0.2 million in facilities expense and $0.1 million in consulting expense, offset by an increase of $0.4 million in marketing expense. Management expects SG&A expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue to develop our distribution channels and expand our market presence.

Interest Income - There was no interest income during the three months ended September 30, 2012. Interest income was $1,000 for the three months ended September 30, 2011. Management expects interest income in Fiscal 2013 to be minimal because of current interest rates.

Interest Expense - Interest expense decreased $0.1 million, or 50%, to $0.1 million for the three months ended September 30, 2012 from $0.2 million for the three months ended September 30, 2011. Interest expense is primarily from the average balances outstanding under the Credit Facility (as defined below). As of September 30, 2012, we had total debt of $11.9 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability - The change in fair value of the warrant liability was a benefit of $0.3 million for the three months ended September 30, 2012. The change in fair value of the warrant liability was a benefit of $8.6 million for the three months ended September 30, 2011. In accordance with ASC 815, “Derivatives and Hedging” adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is impacted primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

Income Taxes - Income taxes for the three months ended September 30, 2012 was $0.1 million. There was no income tax expense for the three months ended September 30, 2011. Income tax expense was related to microturbine service activity in Mexico.

Six Months Ended September 30, 2012 and 2011

Revenue - Revenue for the six months ended September 30, 2012 increased $7.1 million, or 14%, to $58.9 million from $51.8 million for the six months ended September 30, 2011. The change in revenue for the six months ended September 30, 2012 compared to the six months ended September 30, 2011 included increases in revenue of $15.0 million from the North American market, $2.4 million from the Asian market and $0.1 million from the South American market. The increase in the North American market was primarily related to increased sales in the U.S. shale plays market. The increases in the Asian and South American markets were primarily because of microturbine product sales for specific projects that did not occur during the same period last year. This overall increase in revenue was offset by decreases in revenue of $10.1 million from the European market and $0.3 million from the Australian market. We expect revenue from the European market will continue to be soft as a result of economic conditions. The decrease in the Australian market was primarily the result of non-recurring microturbine product sales for specific projects that had occurred in the same period last year.

For the six months ended September 30, 2012, revenue from microturbine products increased $4.1 million, or 9%, to $47.3 million from $43.2 million for the six months ended September 30, 2011. Microturbine megawatts shipped during the six months ended September 30, 2012 increased 3.5 megawatts to 49.1 megawatts from 45.6 megawatts for the six months ended September 30, 2011. Microturbine units shipped during the six months ended September 30, 2012 decreased 73 units to 269 units from 342 units for the six months ended September 30, 2011. Average revenue per unit increased for the six months ended September 30, 2012 to approximately $176,000 compared to approximately $126,000 per unit for the six months ended September 30, 2011. Megawatts shipped and revenue per unit during the six months ended September 30, 2012 increased as a result of higher sales volume for our C200 and C1000 Series microturbines, offset by lower sales volume for our C30, C65 and C800 microturbines.

For the six months ended September 30, 2012, revenue from our accessories, parts and service increased $3.0 million, or 35%, to $11.6 million from $8.6 million for the six months ended September 30, 2011. The increase in revenue resulted from higher sales of microturbine parts, FPP contract enrollments, microturbine service work and microturbine accessories.

The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Six Months Ended September 30,
	2012			2011
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$2.4	1.6	52	$2.6	1.9	63
C65	10.8	9.8	151	16.2	15.3	235
TA100	0.4	0.3	3	0.5	0.2	2
C200	5.7	5.0	25	2.3	2.2	11
C600	6.5	6.6	11	4.8	5.4	9
C800	1.5	1.6	2	4.5	5.6	7
C1000 Series	19.9	24.0	24	12.3	15.0	15
Unit upgrades	0.1	0.2	1	—	—	—
Total from Microturbine Products	$47.3	49.1	269	$43.2	45.6	342
Accessories, Parts and Service	11.6	—	—	8.6	—	—
Total	$58.9	49.1	269	$51.8	45.6	342

Horizon and BPC accounted for 33% and 14% of revenue, respectively, for the six months ended September 30, 2012. For the six months ended September 30, 2011, BPC and Horizon accounted for 23% and 15% of revenue, respectively.

Gross Margin - The gross margin was $4.8 million, or 8% of revenue, for the six months ended September 30, 2012 compared to a gross margin of $2.2 million, or 4% of revenue, for the six months ended September 30, 2011. The increase in gross margin of $2.6 million was the result of a $3.7 million improvement realized from higher C200 and C1000 Series systems sales volume, increased average selling prices and lower direct material costs during the six months ended September 30, 2012. The $3.7 million improvement and lower production and service center labor and overhead expenses of $0.7 million were offset by an increase in warranty expense of $1.0 million, royalty expense of $0.6 million and inventory charges of $0.2 million. Management continues to implement initiatives to address the increase in warranty expense and to further reduce direct material costs as we work to achieve profitability.

Production and service center labor and overhead expense decreased $0.7 million during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 primarily as the result of a decrease in freight expense.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $1.0 million reflects an increase in the standard warranty provision as a result of an increase in warranty claims related primarily to certain C200 and C1000 Series systems, an increase in reliability repair programs and higher volume of units under warranty during the three months ended September 30, 2012 compared to the prior year. Management expects warranty claims levels for C200 and C1000 Series systems to decline as reliability repair programs are completed.

Royalty expense increased $0.6 million during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 as a result of higher sales of our C200 and C1000 Series systems. We pay a royalty of a predetermined fixed rate for each microturbine system covered by our Development and License Agreement with Carrier which will be reduced by 50% once the aggregate of Carrier’s cash and in-kind services investment has been recovered. Management expects to reach this milestone and the predetermined fixed rate royalty to be reduced during the first quarter of Fiscal 2014.

Inventory charges increased $0.2 million during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 primarily as the result of physical inventory adjustments and reserve for excess and obsolete inventory.

Research and Development Expenses - R&D expenses for the six months ended September 30, 2012 increased $0.2 million, or 5%, to $4.6 million from $4.4 million for the six months ended September 30, 2011. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $0.2 million resulted from increased salaries of $0.3 million, consulting expense of $0.3 million and supplies of $0.2 million, offset by increased cost-sharing benefits of $0.6 million. There were approximately $0.8 million of cost-sharing benefits for the six months ended September 30, 2012 and $0.2 million of such benefits for the six months ended September 30, 2011. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue new product development and direct material cost reduction initiatives.

Selling, General, and Administrative Expenses - SG&A expenses for the six months ended September 30, 2012 increased $0.7 million, or 5%, to $13.9 million from $13.2 million for the six months ended September 30, 2011. The net increase in SG&A expenses was comprised of an increase of $0.8 million in marketing expense and $0.4 million in bad debt expense, offset by a decrease of $0.5 million in professional services expense, which includes accounting and legal expenses. Management expects SG&A expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue to develop our distribution channels and expand our market presence.

Interest Income - There was no interest income during the six months ended September 30, 2012. Interest income was $1,000 for the six months ended September 30, 2011. Management expects interest income in Fiscal 2013 to be minimal because of current interest rates.

Interest Expense - Interest expense decreased $0.1 million, or 25%, to $0.3 million for the six months ended September 30, 2012 from $0.4 million for the six months ended September 30, 2011. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of September 30, 2012, we had total debt of $11.9 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability - The change in fair value of the warrant liability was a benefit of $0.5 million for the six months ended September 30, 2012. The change in fair value of the warrant liability was a benefit of $14.2 million for the six months ended September 30, 2011. In accordance with ASC 815, “Derivatives and Hedging” adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is impacted primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

Income Taxes - Income taxes for the six months ended September 30, 2012 was $0.4 million. There was no income tax expense for the six months ended September 30, 2011. Income tax expense was related to microturbine service activity in Mexico.

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

Our cash and cash equivalent balances decreased $4.7 million during the six months ended September 30, 2012, compared to a decrease of $13.1 million during the six months ended September 30, 2011.

Operating Activities - During the six months ended September 30, 2012, we used $9.6 million in cash in our operating activities, which consisted of a net loss for the period of $13.9 million and cash used for working capital of $1.9 million, offset by non-cash adjustments (primarily change in warranty, depreciation and amortization, fair value of warrant liability, employee stock—based compensation and inventory charges) of $6.2 million. During the six months ended September 30, 2011, operating cash usage was $19.8 million, which consisted of a net loss for the period of $1.6 million, non-cash adjustments of $8.5 million and cash used for working capital of $9.7 million.

During the six months ended September 30, 2012, cash used for working capital was $7.8 million lower compared to the six months ended September 30, 2011. The decrease in cash used for working capital during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 reflects the following:

•                  A decrease in accounts receivable of $2.9 million during the six months ended September 30, 2012 compared to an increase in accounts receivable of $4.1 million during the six months ended September 30, 2011. The change in accounts receivable decreased $7.0 million during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 because of the timing of collections and prepayments.

•                  An increase in accounts payable and accrued expenses of $0.9 million during the six months ended September 30, 2012 compared to a decrease in accounts payable and accrued expenses of $0.5 million during the six months ended September 30, 2011. The change in accounts payable and accrued expenses increased $1.4 million during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 primarily as a result of inventory purchases and timing of payments, including unpaid royalty expense.

•                  An increase in inventory of $3.3 million during the six months ended September 30, 2012 compared to an increase in inventory of $4.6 million during the six months ended September 30, 2011. The change in inventory decreased $1.3 million during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 primarily as the result of rescheduling the timing of certain deliveries from suppliers and the continued focus to increase inventory turnover.

•                  An increase in warranty payments of $2.5 million during the six months ended September 30, 2012 compared to an increase in warranty payments of $1.9 million during the six months ended September 30, 2011. The change in warranty payments increased $0.6 million during the six months ended September 30, 2012 compared to the six months ended September 30, 2012 as a result of higher volume of units under warranty and an increase in warranty claims related primarily to certain C200 and C1000 Series systems.

•                  There was no change in deferred revenue during the six months ended September 30, 2012 compared to an increase in deferred revenue of $1.1 million during the six months ended September 30, 2011. The change in deferred revenue decreased $1.1 million during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 resulted from a decrease in product down payments offset by an increase in FPP contract enrollment compared to the same period last year.

Investing Activities - Net cash used in investing activities of $0.7 million during the six months ended September 30, 2012 relates primarily to the acquisition of fixed assets. Net cash from investing activities of $0.6 million during the six months ended September 30, 2011 related primarily to the benefit from the release of the remaining $1.3 million of restricted cash from Wells Fargo, which was previously restricted as additional security for the Credit Facility, offset by $0.7 million used for the acquisition of fixed assets during the six months ended September 30, 2011.

Financing Activities - During the six months ended September 30, 2012, we generated $5.5 million from financing activities compared to cash generated during the six months ended September 30, 2011 of $6.1 million. The funds generated from financing activities during the six months ended September 30, 2012 were primarily from the proceeds related to exercise of the Put Option described below and additional borrowings under the Credit Facility. During the six months ended September 30, 2011 the funds generated from financing activities were the result of additional borrowings under the Credit Facility and the exercise of warrants yielding $1.1 million in cash.

Effective March 5, 2012, the Company completed a registered direct placement in which it sold 22.6 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants expire on October 31, 2013. In addition, the Company obtained the right to require investors in the offering to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the “Put Options”) during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. Each Put Option is subject to certain conditions which may reduce the number of shares that can be sold or eliminate the Put Option. These conditions include a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company’s common shares during the 30 trading days prior to the exercise of the Put Option. The March 2012 sale resulted in gross proceeds of approximately $25.0 million and proceeds net of direct incremental costs of approximately $23.1 million.

On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company’s exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period shall be an 8% discount to the lesser of the closing bid price of the Company’s common stock on September 18, 2012, and the VWAP measurement for the ten trading days ending on September 18, 2012. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the warrant originally issued to $1.26. The exercise of the Put Option resulted in net proceeds of $4.2 million. We may sell up to an aggregate of 9.5 million additional shares to the investors in the 2012 registered direct offering during the second Put Option exercise period, which begins March 4, 2013.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $30,000 of net cash used during the six months ended September 30, 2012, compared with $33,000 of net cash used during the six months ended September 30, 2011.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on September 30, 2014 unless terminated sooner. As of September 30, 2012 and March 31, 2012, $11.9 million and $10.4 million in borrowings were outstanding, respectively, under the Credit Facility.

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

On June 12, 2012, we entered into an amendment to the Agreements which set the financial covenants for Fiscal 2013. As of September 30, 2012 we were in compliance with the covenants contained in the amended Agreements. Based on our current forecasts through the end of Fiscal 2013, we believe we will maintain compliance with the covenants contained in the amended Agreements. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo.

Except for scheduled payments made on operating leases during the six months ended September 30, 2012, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2012.

Although we made progress on direct material cost reduction efforts during the second quarter of Fiscal 2013, we were behind schedule on our planned cost reductions at the end of the second quarter of Fiscal 2013. In addition, our working capital requirements were in accordance with plan at the end of the second quarter of Fiscal 2013. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that we may need to raise additional capital in the future. In addition, we may sell up to an aggregate of 9.5 million additional shares to the investors in the 2012 registered direct offering during the second Put Option exercise period, which begins March 4, 2013.We could seek to raise funds by exercising the Put Option, by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. Our accounts receivable balance, net of allowance for doubtful accounts, was $15.1 and $18.6 million as of September 30, 2012 and March 31, 2012, respectively. Accounts receivable days sales outstanding (“DSO”)  decreased by 31 days, to 46 days as of September 30, 2012 compared to 77 days as of September 30, 2011. The change in DSO was largely the result of the shift in mix of sales away from European customers who historically have longer payment terms towards customers in the United States and Latin America who have shorter payment terms or are required to pay before shipment. We recorded bad debt expense of $0.6 million during the six months ended September 30, 2012 compared to $0.2 million during the six months ended September 30, 2011. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company becomes subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, we are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material effect on our operating results, cash flows, financial position or results of operations should such litigation be resolved unfavorably.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
4.1	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation (d)
10.1	Capstone Turbine Corporation 2000 Equity Incentive Plan, as amended and restated effective August 30, 2012 (e)
10.2	Form of Investor Agreement (f)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these Sections.

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on September 6, 2012 (File No. 001-15957).

(e)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on September 19, 2012 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 8, 2012

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
4.1	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation (d)
10.1	Capstone Turbine Corporation 2000 Equity Incentive Plan, as amended and restated effective August 30, 2012 (e)
10.2	Form of Investor Agreement (f)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these Sections.

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on September 6, 2012 (File No. 001-15957).

(e)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on September 19, 2012 (File No. 001-15957).