Form 10-Q
period 2012-12-31
CAPSTONE TURBINE Corp
filed 2013-02-11
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 304,566,328.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	December 31,	March 31,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$41,913	$49,952
Accounts receivable, net of allowance for doubtful accounts of $2,519 at December 31, 2012 and $2,228 at March 31, 2012	19,298	18,576
Inventories	19,963	18,881
Prepaid expenses and other current assets	3,550	2,974
Total current assets	84,724	90,383
Property, plant and equipment, net	3,720	4,833
Non-current portion of inventories	3,389	1,313
Intangible assets, net	2,435	2,811
Other assets	394	452
Total	$94,662	$99,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$24,463	$23,061
Accrued salaries and wages	2,108	1,716
Accrued warranty reserve	2,378	1,494
Deferred revenue	6,555	2,995
Revolving credit facility	12,821	10,431
Current portion of notes payable and capital lease obligations	446	363
Warrant liability	36	791
Total current liabilities	48,807	40,851
Long-term portion of notes payable and capital lease obligations	111	70
Other long-term liabilities	152	254
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 305,605,031 shares issued and 304,566,328 shares outstanding at December 31, 2012; 415,000,000 shares authorized, 300,315,313 shares issued and 299,317,493 shares outstanding at March 31, 2012	306	300
Additional paid-in capital	796,343	790,901
Accumulated deficit	(749,845)	(731,412)
Treasury stock, at cost; 1,038,703 shares at December 31, 2012 and 997,820 shares at March 31, 2012	(1,212)	(1,172)
Total stockholders’ equity	45,592	58,617
Total	$94,662	$99,792

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue	$33,257	$27,483	$92,187	$79,238
Cost of goods sold	28,639	25,143	82,794	74,722
Gross margin	4,618	2,340	9,393	4,516
Operating expenses:
Research and development	2,188	1,823	6,805	6,230
Selling, general and administrative	6,816	8,311	20,692	21,535
Total operating expenses	9,004	10,134	27,497	27,765
Loss from operations	(4,386)	(7,794)	(18,104)	(23,249)
Other income	—	(4)	26	2
Interest income	—	—	—	1
Interest expense	(205)	(237)	(524)	(641)
Change in fair value of warrant liability	304	(783)	755	13,437
Loss before income taxes	(4,287)	(8,818)	(17,847)	(10,450)
Provision for income taxes	190	—	586	—
Net loss	$(4,477)	$(8,818)	$(18,433)	$(10,450)

Net loss per common share—basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.04)

Weighted average shares used to calculate net loss per common share	304,418	266,044	301,376	261,658

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(18,433)	$(10,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,208	2,495
Amortization of deferred financing costs	92	142
Provision for allowance for doubtful accounts	518	2,106
Inventory write-down	926	977
Provision for warranty expenses	4,438	3,129
Loss on disposal of equipment	2	2
Stock-based compensation	1,177	1,266
Change in fair value of warrant liability	(755)	(13,437)
Changes in operating assets and liabilities:
Accounts receivable	(1,240)	(8,530)
Inventories	(4,084)	(6,956)
Prepaid expenses and other current assets	(193)	693
Accounts payable and accrued expenses	1,573	3,645
Accrued salaries and wages and long term liabilities	290	87
Accrued warranty reserve	(3,554)	(2,797)
Deferred revenue	3,560	1,661
Net cash used in operating activities	(13,475)	(25,967)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(876)	(865)
Changes in restricted cash	—	1,250
Net cash provided by (used in) investing activities	(876)	385
Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	2,390	5,831
Repayment of notes payable and capital lease obligations	(309)	(330)
Net cash used in employee stock-based transactions	(29)	(22)
Proceeds from exercise of common stock warrants	4,260	9,518
Net cash provided by financing activities	6,312	14,997
Net decrease in Cash and Cash Equivalents	(8,039)	(10,585)
Cash and Cash Equivalents, Beginning of Period	49,952	33,456
Cash and Cash Equivalents, End of Period	$41,913	$22,871
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$440	$485
Income taxes	$586	$—

Supplemental Disclosures of Non-Cash Information:

Included in accounts payable at December 31, 2012 and 2011, is $16 and $175 of accrued purchases of property and equipment, respectively.

During the nine months ended December 31, 2012 and 2011, the Company incurred $476 and $635, respectively, in connection with the renewal of insurance contracts, a portion of which was financed by notes payable.

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2012, the Company had $136.5 million, or 646 units, in total backlog, of which $134.4 million, or 632 units, are expected to be shipped within the next twelve months. However, the timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are beyond the Company’s control and can affect the Company’s quarterly revenue and backlog. Although the Company made progress on direct material cost reduction efforts during the third quarter of Fiscal 2013, the Company was behind schedule at the end of the third quarter of Fiscal 2013. The Company’s working capital requirements were in accordance with management’s plan for the nine months ended December 31, 2012.

Management believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if the Company’s anticipated cash needs change, it is possible that the Company may need to raise additional capital in the future. In addition, the Company has the right, subject to certain conditions, to require the investors in the Company’s March 2012 registered direct placement to purchase additional shares of common stock from the Company (the “Put Options”). On September 18, 2012, the Company exercised the first of the two Put Options and sold 4.8 million shares to one of the investors pursuant to an Investor Agreement. See Note 9—Underwritten and Registered Direct Placements of Common Stock for disclosure regarding the Investor Agreement. The Company may sell up to an aggregate of 9.5 million additional shares to the investors in the 2012 registered direct offering during the second Put Option exercise period, which begins March 4, 2013. The Company may seek to raise funds by exercising the remaining Put Option, by selling additional securities to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, and BPC Engineering (“BPC”), one of the Company’s Russian distributors, accounted for 20% and 11%, respectively, of revenue for the three months ended December 31, 2012. Sales to BPC and Horizon accounted for 27% and 23%, respectively, of revenue for the three months ended December 31, 2011. Horizon and BPC accounted for 28% and 13% of revenue, respectively, for the nine months ended December 31, 2012. For the nine months ended December 31, 2011, BPC and Horizon accounted for 25% and 18% of revenue, respectively.

Additionally, BPC, Horizon and Regatta Solutions, Inc., one of the Company’s domestic distributors, accounted for 37%, 14% and11%, respectively, of net accounts receivable as of December 31, 2012. BPC accounted for 44% of net accounts receivable as of March 31, 2012.

5.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on the first-in, first-out method) or market and consisted of the following:

	December 31, 2012	March 31, 2012
	(In thousands)
Raw materials	$21,745	$18,476
Work in process	1	151
Finished goods	1,606	1,567
Total	23,352	20,194
Less non-current portion	(3,389)	(1,313)
Current portion	$19,963	$18,881

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current product configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2012 is 1.3 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2012, over the periods presented in the following table:

Expected Period of Use	Non-current Inventory Balance
(In thousands)
13 to 24 months	$2,480
25 to 36 months	685
37 to 48 months	224
Total	$3,389

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2012	March 31, 2012
	(In thousands)
Machinery, rental equipment, equipment, automobiles and furniture	$20,828	$20,506
Leasehold improvements	9,698	9,696
Molds and tooling	4,937	4,880
	35,463	35,082
Less accumulated depreciation and amortization	(31,743)	(30,249)
Total property, plant and equipment, net	$3,720	$4,833

The Company recorded depreciation and amortization expense of $0.6 million and $1.8 million for the three and nine months ended December 31, 2012, respectively. The Company recorded depreciation and amortization expense of $0.6 million and $1.9 million for the three and nine months ended December 31, 2011, respectively.

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2012
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,474	$226
Technology	10 years	2,240	653	1,587
Parts and service customer relationships	5 years	1,080	630	450
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	318	172
Trade name	1.2 years	69	69	—
Total		$8,196	$5,761	$2,435

The Company recorded amortization expense of $0.1 million and $0.4 million for the three and nine months ended December 31, 2012, respectively. The Company recorded amortization expense of $0.2 million and $0.6 million for the three and nine months ended December 31, 2011, respectively. Intangible assets consisted of the following (in thousands):

	March 31, 2012
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,437	$263
Technology	10 years	2,240	485	1,755
Parts and service customer relationships	5 years	1,080	468	612
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	309	181
Trade name	1.2 years	69	69	—
Total		$8,196	$5,385	$2,811

Expected future amortization expense of intangible assets as of December 31, 2012 is as follows:

Amortization Expense
(In thousands)
2013 (remainder of fiscal year)	$294
2014	489
2015	453
2016	273
2017	273
Thereafter	653
Total expected future amortization	$2,435

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $19,500 and $16,900 were earned by Solar for the three months ended December 31, 2012 and 2011, respectively. Royalties of approximately $52,100 and $55,300 were earned by Solar for the nine months ended December 31, 2012 and 2011, respectively. Earned royalties of approximately $19,500 and $17,500 were unpaid as of December 31, 2012 and March 31, 2012, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

8.  Stock-Based Compensation

Grants Outside of the 2000 Plan

As of December 31, 2012, the Company had outstanding 3,550,000 non-qualified common stock options issued outside of the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”). The Company granted 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Included in the 3,550,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 250,000 options granted to the Company’s Senior Vice President of Program Management, 200,000 options granted to the Company’s Senior Vice President of Human Resources and 250,000 options granted to the Company’s Senior Vice President of Customer Service. Additionally, as of December 31, 2012, the Company had outstanding 62,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued during the second quarter of Fiscal 2013 as an inducement grant to the Company’s Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years.

Valuation and Expense Information

For the three months ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $0.5 million and $0.4million, respectively. For the nine months ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $1.2 million and $1.3 million, respectively.

The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost of goods sold	$23	$27	$76	$104
Research and development	91	78	240	249
Selling, general and administrative	367	299	861	913
Stock-based compensation expense	$481	$404	$1,177	$1,266

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Risk-free interest rates	—%	—%	0.8%	1.9%
Expected lives (in years)	—	—	5.7	5.0
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	—%	79.8%	89.0%

The Company’s computation of expected volatility for the three and nine months ended December 31, 2012 and 2011 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected terms. Included in the calculation of stock-based compensation expense is the Company’s estimated forfeiture rate. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three and nine months ended December 31, 2012 and 2011 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

Information relating to all outstanding stock options, except for rights associated with the 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2012	10,039,651	$1.41
Granted	1,958,330	1.01
Exercised	—	—
Forfeited, cancelled or expired	(206,216)	2.16
Options outstanding at December 31, 2012	11,791,765	$1.33	5.83	$132,100

Options fully vested at December 31, 2012 and those expected to vest beyond December 31, 2012	11,541,459	$1.34	5.75	$132,096

Options exercisable at December 31, 2012	8,868,399	$1.40	4.77	$127,225

There were no options granted during the three months ended December 31, 2012 and 2011. The weighted average per share grant date fair value of options granted during the nine months ended December 31, 2012 and 2011 was $1.01 and $1.71, respectively. There were no options exercised during the three or nine months ended December 31, 2012. The weighted average per share grant date fair value of options exercised during the three months ended December 31, 2011 was $0.66. The total intrinsic value of options exercised during the nine months ended December 31, 2011 was approximately $6,200. The Company recorded expense of approximately $0.3 million and $0.2 million associated with its stock options during the three months ended December 31, 2012 and 2011, respectively. The Company recorded expense of approximately $0.7 million associated with its stock options during each of the nine months ended December 31, 2012 and 2011. As of December 31, 2012, there was approximately $1.9 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.9 years.

During the nine months ended December 31, 2012 and 2011, the Company issued a total of 74,200 and 58,540 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value for the shares issued during the nine months ended December 31, 2012 and 2011 was $0.98 and $1.27, respectively.

A summary of restricted stock unit activity for the nine months ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2012	1,143,262	$1.20

Granted	860,794	1.01
Vested and issued	(443,040)	1.15
Forfeited	(103,805)	1.05

Unvested restricted stock units outstanding at December 31, 2012	1,457,211	$1.11
Restricted stock units expected to vest beyond December 31, 2012	1,333,516	$1.11

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The total fair value of restricted stock units vested and issued by the Company during the three months ended December 31, 2012 and 2011 was approximately $0.2 million and $0.3 million, respectively. The total fair value of restricted stock units vested and issued by the Company during the nine months ended December 31, 2012 and 2011 was approximately $0.5 million and $0.9 million, respectively. The Company recorded expense of approximately $0.2 million associated with its restricted stock awards and units during each of the three months ended December 31, 2012 and 2011. The Company recorded expense of approximately $0.5 million and $0.6 million associated with its restricted stock awards and units during the nine months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was approximately $1.1 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.4 years.

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

On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company’s exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period would be discounted pursuant to a formula that resulted in a purchase price for the first exercise period of $0.94 per share. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the warrant originally issued to the Investor to $1.26. The exercise of the Put Option resulted in net proceeds of $4.2 million. The warrants issued in March 2012 and still outstanding as of December 31, 2012 provided for the purchase of 22.6 million shares at a weighted average exercise price of $1.41 per share. Subject to certain conditions, the Company may sell up to an aggregate of 9.5 million additional shares to the investors in the 2012 registered direct offering during the second Put Option exercise period, which begins March 4, 2013.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants were immediately exercisable and included certain weighted average anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of approximately $29.5 million. During Fiscal 2011, warrants to purchase 0.4 million shares were exercised resulting in proceeds of approximately $0.5 million. During Fiscal 2012, warrants to purchase 3.6 million shares were exercised resulting in gross proceeds of approximately $3.1 million. An underwritten public offering in February 2010, registered direct placements in March 2012, September 2009 and May 2009 and the exercise of the Put Option described above triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of December 31, 2012 represented warrants to purchase 4.0 million shares at an exercise price of $1.52 per share. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying consolidated balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

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

The table below presents assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$29,492	$29,492	$—	$—
Warrant Liability	$(36)	$—	$—	$(36)

Cash equivalents include cash held in money market and U.S. treasury funds at December 31, 2012.

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

	As of December 31, 2012		As of March 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$12,821	$12,821	$10,431	$10,431

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Risk-free interest rates range	0.2%	0.0% to 0.2%	0.2%	0.0% to 1.5%
Remaining contractual term (in years)	0.7 years	0.1 to 1.7	0.7 to 1.2	0.1 to 4.9
Expected volatility range	38.0%	65.9% to 78.0%	38.0% to 65.8%	60.5% to 84.9%

From time to time, the Company issues common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

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

The table below provides a reconciliation of the beginning and ending balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability:
Balance at March 31, 2012	$791
Total unrealized (gains):
Income included in change in fair value of warrant liability	(755)
Balance at December 31, 2012	$36

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. The Agreements are scheduled to terminate on September 30, 2014.

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

On June 12, 2012, the Company entered into an amendment to the Agreements which set the financial covenants for Fiscal 2013. As of December 31, 2012 the Company was in compliance with the covenants contained in the amended Agreements. Based on the Company’s current forecasts through the end of Fiscal 2013, the Company believes it will maintain compliance with the covenants contained in the amended Agreements. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of noncompliance with Wells Fargo.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at December 31, 2012 and March 31, 2012 was 5.4% and 5.5%, respectively.

The Company incurred $0.1 million in origination fees in connection with a September 2011 amendment to the Agreements that increased borrowing capacity and extended the maturity date of the line of credit. These fees were capitalized and are being amortized to interest expense through September 2014. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of December 31, 2012 and March 31, 2012, $12.8 million and $10.4 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the three months ended December 31, 2012 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended December 31, 2011 was $0.2 million, which includes $45,000 in amortization of deferred financing costs.  Interest expense related to the Credit Facility during the nine months ended December 31, 2012 was $0.6 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2011 was $0.6 million, which includes $0.1 million in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold, the location of the sale and the length of extended warranties sold. The Company’s product warranties generally start from the delivery date and continue for up to 18 months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs related to addressing reliability repairs on products covered under standard warranty and for products no longer in warranty when, in the Company’s judgment, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is taken into account in estimating future warranty liabilities.

Changes in accrued warranty reserve during the nine months ended December 31, 2012 are as follows (in thousands):

Balance, March 31, 2012	$1,494
Standard warranty provision	3,804
Changes for accrual related to reliability repair programs	634
Deductions for warranty claims	(3,554)
Balance, December 31, 2012	$2,378

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

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier that amended the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. Based on this amendment, the Company pays Carrier an ongoing royalty of a predetermined fixed rate until the aggregate of Carrier’s cash and in-kind services investment has been recovered and, thereafter, the predetermined fixed rate royalty will be reduced by 50%. Carrier earned $0.9 million in royalties for C200 and C1000 Series system sales during each of the three months ended December 31, 2012 and 2011. Carrier earned $2.9 million and $2.2 million in royalties for C200 and C1000 system sales during the nine months ended December 31, 2012 and 2011, respectively. Earned royalties of $0.9 million and $1.0 million were unpaid as of December 31, 2012 and March 31, 2012, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

14.  Commitments and Contingencies

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2018. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.2 million and $0.3 million as of December 31, 2012 and March 31, 2012, respectively. Rent expense was approximately $0.5 million during each of the three months ended December 31, 2012 and 2011. Rent expense was approximately $1.6 million during each of the nine months ended December 31, 2012 and 2011.

Purchase Commitments

As of December 31, 2012, the Company had firm commitments to purchase inventories of approximately $26.5 million through Fiscal 2014. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency is expected to come from an improved microturbine design, with a projected electrical efficiency of 42% (compared to 33% for the C200) and power output of 370 kW. The project was estimated to last 24 months and cost approximately $17.4 million. During Fiscal 2012 this project was extended until September 2013. Pursuant to the contract, the DOE is expected to contribute $5.0 million toward the project, and the Company expects to incur approximately $12.4 million in research and development expense. As of December 31, 2012, the Company had billed the DOE a cumulative amount of $1.9 million for this project.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project was estimated to last 24 months and cost approximately $3.8 million. During Fiscal 2012 this project was extended until September 2013. Pursuant to the contract, the DOE is expected to contribute $2.5 million toward the project, and the Company expects to incur approximately $1.3 million in research and development expense. As of December 31, 2012, the Company had billed the DOE a cumulative amount of $1.3 million for this project.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2012 and March 31, 2012, no significant inventories were held at distributors.

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

15.  Net Income (Loss) Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses during the three and nine months ended December 31, 2012 and 2011, which would make these instruments anti-dilutive. As of December 31, 2012 and 2011, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 13.2 million and 11.9 million, respectively. As of December 31, 2012 and 2011, the number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million and 6.9 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2012. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2012 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Overview

Capstone is the market leader in microturbines based on the number of microturbines sold. We increased revenues during the third quarter of Fiscal 2013 compared to the third quarter of Fiscal 2012 despite the challenging economic conditions worldwide. Management believes that our ongoing efforts to grow and broaden our distribution network along with continued market acceptance of our 200 kW (“C200”) microturbine and 1000 kW (“C1000 Series”) microturbines products were the primary reasons for our revenue growth during the quarter compared to the third quarter of Fiscal 2012.The first nine months of Fiscal 2013 were characterized by strong demand for C200 and C1000 Series microturbines led by the North American natural resources vertical market, while weakness continued in the European market as a result of uncertain global economic conditions. Management believes that sales in the natural resources vertical market will continue to grow while it expects the European market for our products will remain weak for the remainder of Fiscal 2013. During the third quarter of Fiscal 2013 we received three orders totaling approximately 15.5 megawatts from key oil and gas customers in the U.S., Mexico and Australia. During the third quarter of Fiscal 2013, we continued to experience a higher rate of warranty claims than expected for C200 and C1000 Series systems. However, warranty claims in the third quarter of Fiscal 2013 were lower compared to the second quarter of Fiscal 2013. Management expects warranty claims levels for C200 and C1000 Series systems to continue to decline as reliability repair programs are completed and the products mature.

Capstone products continue to gain interest in all five of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply and transportation products). In the energy efficiency market, we continue to expand our market share in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market continues to be a significant portion of our business as we shipped products around the globe for applications fueled by landfill gas, biodiesel, biogas such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near term business success in the oil and gas and other natural resource markets as we gain product acceptance in U.S. shale plays and Russian oil fields. Our critical power supply data center product is performing well, and we continue to focus efforts on gaining market share with this new product. Capstone’s transportation products market, utilizing microturbines for electric vehicles, is gaining interest for use of our products as range extenders in electric buses, trucks and the marine industry.

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

On February 1, 2010, we entered into an asset purchase agreement (“APA”) with Calnetix Power Solutions, Inc. (“CPS”) pursuant to which we acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the 100 kW (“TA100”) microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements. Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the closing date on February 1, 2010 and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the “Second Funding Date”). The additional consideration was to be paid, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS.

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

Backlog

During the three months ended December 31, 2012, we booked total orders of $21.7 million for 137 units, or 22.4 megawatts, compared to $23.3 million for 102 units, or 26.5 megawatts, during the three months ended December 31, 2011. We shipped 166 units with an aggregate of 26.1 megawatts, generating revenue of $26.3 million compared to 136 units with an aggregate of 23.5 megawatts, generating revenue of $21.9 million during the three months ended December 31, 2011. Total backlog as of December 31, 2012 increased $21.4 million, or 19%, to $136.5 million from $115.1 million as of December 31, 2011. As of December 31, 2012, we had 646 units, or 152.0 megawatts, in total backlog compared to 641 units, or 129.8 megawatts, as of December 31, 2011. As of December 31, 2012, 632 units, or 149.8 megawatts, valued at $134.4 million, were current and expected to be shipped within the next twelve months. As of December 31, 2011, all of the backlog was current and expected to be shipped within the next twelve months. The increase in long-term backlog of $2.1 million was the result of changes in customer delivery schedules and general economic conditions, principally in Europe. In addition, $2.0 million of the current backlog includes orders received from Greenvironment plc, one of our distributors in Europe, prior to their bankruptcy filing on August 31, 2012.  We are working with the bankruptcy administrator and end-users to ship the open orders. Management believes that these orders will be shipped within the next twelve months either through direct sale to the end-user or through negotiations with the bankruptcy administrator. The timing of shipments is subject to change based on several variables (including customer payments and changes in customer delivery schedules), many of which are not in our control and can affect our quarterly revenue and backlog. Our actual product shipments during the three months ended December 31, 2012 were: 10% for use in energy efficiency applications, 9% for use in renewable energy applications, 66% for use in oil, gas & other natural resources applications, 14% for use in critical power supply applications and 1% for use in transportation products applications.

The following table summarizes our backlog:

	As of December 31,
	2012		2011
	Megawatts	Units	Megawatts	Units
Current
C30	3.1	102	3.8	126
C65	20.7	319	21.8	336
TA100	2.3	23	2.7	27
C200	12.2	61	7.8	39
C600	7.8	13	12.6	21
C800	6.4	8	8.8	11
C1000	96.0	96	71.0	71
Waste heat recovery generator	1.3	10	1.3	10
Total Current Backlog	149.8	632	129.8	641

Long-term
C30	0.1	4	—	—
C65	0.5	8	—	—
C600	0.6	1	—	—
C1000	1.0	1	—	—
Total Long-term Backlog	2.2	14	—	—

Total Backlog	152.0	646	129.8	641

2.              Sales and Distribution Channels - We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 90 distributors and Original Equipment Manufacturers (“OEMs”). In North America, we currently have a total of 31 distributors and OEMs. Internationally, outside of North America, we currently have a total of 59 distributors and OEMs. We continue to refine our distribution channels to address our specific targeted markets.

3.              Service - We serve our customers directly and through qualified distributors, who will perform service work using technicians specifically trained by Capstone. We offer a comprehensive Factory Protection Plan (“FPP”) where Capstone charges a fixed annual fee to perform regularly scheduled maintenance, as well as other maintenance as needed. Capstone then performs the required maintenance directly with its own personnel, or contracts with one of its local distributors. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of December 31, 2012 was $35.1 million which represents the value of the contractual agreements for FPP services that has not been earned and extends through Fiscal 2028.

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

Results of Operations

Three Months Ended December 31, 2012 and 2011

Revenue - Revenue for the three months ended December 31, 2012 increased $5.8 million, or 21%, to $33.3 million from $27.5 million for the three months ended December 31, 2011. The change in revenue for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 included increases in revenue of $8.1 million from the North American market, $2.0 million from the Australian market and $1.7 million from the Asian market. The increase in the North American market was primarily related to increased sales into the U.S. shale plays market. The increases in the Australian and Asian markets were primarily because of microturbine product sales for specific projects that did not occur during the same period last year. This overall increase in revenue was offset primarily by decreases in revenue of $4.9 million from the European market and $1.0 million from the African market.  We expect revenues from the European market will continue to be soft as a result of general economic conditions. The decrease in the African market was primarily the result of non-recurring microturbine product sales for specific projects that had occurred in the same period last year.

For the three months ended December 31, 2012, revenue from microturbine products increased $4.4 million, or 20%, to $26.3 million from $21.9 million for the three months ended December 31, 2011. Microturbine megawatts shipped during the three months ended December 31, 2012 increased 2.6 megawatts, or 11%, to 26.1 megawatts from 23.5 megawatts for the three months ended December 31, 2011. Microturbine units shipped during the three months ended December 31, 2012 increased 30 units, or 22%, to 166 units from 136 units for the three months ended December 31, 2011. Microturbine megawatts shipped during the three months ended December 31, 2012 increased as a result of higher sales volume for our C30, TA100, and C1000 Series microturbines, offset by lower sales volume for our C65 and C200 microturbines. Average revenue per unit decreased for the three months ended December 31, 2012 to approximately $158,000 compared to approximately $161,000 per unit for the three months ended December 31, 2011. The decrease in average revenue per unit was primarily as the result of a different mix of C1000 Series products (sales of more C600 units and fewer C1000 units in the current quarter) and more C30 microturbines shipped during the three months ended December 31, 2012 compared to the same period last year.

For the three months ended December 31, 2012, revenue from our accessories, parts and service increased $1.4 million, or 25%, to $7.0 million from $5.6 million for the three months ended December 31, 2011. The increase in revenue resulted primarily from higher sales of microturbine parts and microturbine service work.

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

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2012			2011
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$2.5	1.6	54	$1.1	0.8	26
C65	5.3	4.8	73	5.4	5.1	79
TA100	1.1	0.5	5	—	—	—
C200	2.6	2.6	13	3.5	3.0	15
C600	5.3	5.4	9	1.1	1.2	2
C800	3.1	3.2	4	2.1	2.4	3
C1000	6.4	8.0	8	8.7	11.0	11
Total from Microturbine Products	26.3	26.1	166	21.9	23.5	136
Accessories, Parts and Service	7.0	—	—	5.6	—	—
Total	$33.3	26.1	166	$27.5	23.5	136

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, and BPC Engineering (“BPC”), one of the Company’s Russian distributors, accounted for 20% and 11%, respectively, of revenue for the three months ended December 31, 2012. Sales to BPC and Horizon accounted for 27% and 23%, respectively, of revenue for the three months ended December 31, 2011.

Gross Margin - Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $4.6 million, or 14% of revenue, for the three months ended December 31, 2012 compared to a gross margin of $2.3 million, or 8% of revenue, for the three months ended December 31, 2011. The increase in gross margin was primarily related to a $3.0 million improvement from higher overall volume of product shipments, microturbine parts and service revenue, and lower direct material costs during the three months ended December 31, 2012. The $3.0 million improvement was offset by an increase in warranty expense of $0.4 million and production and service center labor and overhead expenses of $0.3 million. Management continues to implement initiatives to address warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.4 million reflects an increase in the standard warranty provision as a result of higher warranty claims related primarily to certain C200 and C1000 Series systems, an increase in reliability repair programs and higher volume of units under warranty during the three months ended December 31, 2012 compared to the prior year. Management expects warranty claims levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Production and service center labor and overhead expense increased $0.3 million during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 as the result of increased salaries expense, freight expense and supplies expense.

Research and Development (“R&D”) Expenses - R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the three months ended December 31, 2012 increased $0.4 million, or 22%, to $2.2 million from $1.8 million for the three months ended December 31, 2011. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $0.4 million resulted from increased salaries expense of $0.3 million and supplies expense of $0.1 million. There were approximately $0.3 million of cost-sharing benefits during each of the three months ended December 31, 2012 and 2011. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue new product development and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses - SG&A expenses for the three months ended December 31, 2012 decreased $1.5 million, or 18%, to $6.8 million from $8.3 million for the three months ended December 31, 2011. The net decrease in SG&A expenses was comprised of a decrease of $2.0 million in bad debt expense, $0.3 million in professional services expense, which includes accounting and legal expenses and $0.1 million in marketing expense, offset by an increase of $0.9 million in salaries and related expenses. Management expects SG&A expenses in Fiscal 2013 to be slightly lower than in Fiscal 2012 as a result of lower bad debt expense offset by costs associated with our continued development of our distribution channels and expanding our market presence.

Interest Expense - Interest expense during each of the three months ended December 31, 2012 and 2011 was approximately $0.2 million. Interest expense is primarily from the average balances outstanding under the Credit Facility (as defined below). As of December 31, 2012, we had total debt of $12.8 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability - The change in fair value of the warrant liability was a benefit of $0.3 million for the three months ended December 31, 2012. The change in fair value of the warrant liability was a charge of $0.8 million for the three months ended December 31, 2011. In accordance with ASC 815, “Derivatives and Hedging” adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is impacted primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

Income Taxes - Income tax expense for the three months ended December 31, 2012 was $0.2 million. Income tax expense was related to microturbine service activity in Mexico. There was no income tax expense for the three months ended December 31, 2011.

Nine Months Ended December 31, 2012 and 2011

Revenue - Revenue for the nine months ended December 31, 2012 increased $13.0 million, or 16%, to $92.2 million from $79.2 million for the nine months ended December 31, 2011. The change in revenue for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 included increases in revenue of $23.1 million from the North American market, $4.0 million from the Asian market, $1.6 million from the Australian market and $0.1 million from the South American market. The increase in the North American market was primarily related to increased sales in the U.S. shale plays market. The increases in the Australian, Asian and South American markets were primarily because of microturbine product sales for specific projects that did not occur during the same period last year. This overall increase in revenue was offset by decreases in revenue of $15.0 million from the European market and $0.9 million from the African market. We expect revenue from the European market will continue to be soft as a result of general economic conditions. The decrease in the African market was primarily the result of non-recurring microturbine product sales for specific projects that had occurred in the same period last year.

For the nine months ended December 31, 2012, revenue from microturbine products increased $8.6 million, or 13%, to $73.6 million from $65.0 million for the nine months ended December 31, 2011. Microturbine megawatts shipped during the nine months ended December 31, 2012 increased 6.0 megawatts, or 9% to 75.1 megawatts from 69.1 megawatts for the nine months ended December 31, 2011. Microturbine units shipped during the nine months ended December 31, 2012 decreased 43 units, or 9% to 435 units from 478 units for the nine months ended December 31, 2011. Average revenue per unit increased for the nine months ended December 31, 2012 to approximately $169,000 compared to approximately $136,000 per unit for the nine months ended December 31, 2011. Megawatts shipped and revenue per unit during the nine months ended December 31, 2012 increased as a result of higher sales volume for our C30, TA100, C200 and a change in mix of the C1000 Series systems, offset by lower sales volume for our C65 microturbines.

For the nine months ended December 31, 2012, revenue from our accessories, parts and service increased $4.4 million, or 31%, to $18.6 million from $14.2 million for the nine months ended December 31, 2011. The increase in revenue resulted primarily from higher sales of microturbine parts and microturbine service work.

The timing of shipments is subject to change based on several variables (including customer payments and customer delivery schedules), some of which are not within our control and can affect our quarterly revenue and backlog. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue:

	Nine Months Ended December 31,
	2012			2011
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$4.8	3.2	106	$3.7	2.7	89
C65	16.1	14.5	224	21.6	20.4	314
TA100	1.5	0.8	8	0.5	0.2	2
C200	8.3	7.6	38	5.7	5.2	26
C600	11.9	12.0	20	5.8	6.6	11
C800	4.6	4.8	6	6.6	8.0	10
C1000 Series	26.3	32.0	32	21.1	26.0	26
Unit upgrades	0.1	0.2	1	—	—	—
Total from Microturbine Products	73.6	75.1	435	65.0	69.1	478
Accessories, Parts and Service	18.6	—	—	14.2	—	—
Total	$92.2	75.1	435	$79.2	69.1	478

Horizon and BPC accounted for 28% and 13% of revenue, respectively, for the nine months ended December 31, 2012. For the nine months ended December 31, 2011, BPC and Horizon accounted for 25% and 18% of revenue, respectively.

Gross Margin - The gross margin was $9.4 million, or 10% of revenue, for the nine months ended December 31, 2012 compared to a gross margin of $4.5 million, or 6% of revenue, for the nine months ended December 31, 2011. The increase in gross margin was primarily related to a $6.9 million improvement resulting from a higher volume of C1000 Series product shipments, microturbine parts and service revenue, and lower direct material costs during the nine months ended December 31, 2012. The $6.9 million improvement was offset by an increase in warranty expense of $1.3 million and royalty expenses of $0.7 million. Management continues to implement initiatives to address warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $1.3 million reflects an increase in the standard warranty provision as a result of an increase in warranty claims related primarily to certain C200 and C1000 Series systems, an increase in reliability repair programs and higher volume of units under warranty during the nine months ended December 31, 2012 compared to the prior year. Management expects warranty claims levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense increased $0.7 million during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 as a result of higher sales of our C200 and C1000 Series systems. We pay a royalty of a predetermined fixed rate for each microturbine system covered by our Development and License Agreement with Carrier which will be reduced by 50% once the aggregate of Carrier’s cash and in-kind services investment has been recovered. Management expects to reach this milestone and the predetermined fixed rate royalty to be reduced in early Fiscal 2014.

Research and Development Expenses - R&D expenses for the nine months ended December 31, 2012 increased $0.6 million, or 10%, to $6.8 million from $6.2 million for the nine months ended December 31, 2011. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $0.6 million resulted from increased salaries expense of $0.6 million, supplies expense of $0.4 million, facilities expenses of $0.1 million and consulting expense of $0.2 million, offset by increased cost-sharing benefits of $0.7 million. There were approximately $1.2 million of cost-sharing benefits for the nine months ended December 31, 2012 and $0.5 million of such benefits for the nine months ended December 31, 2011. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2013 to be higher than in Fiscal 2012 as we continue new product development and direct material cost reduction initiatives.

Selling, General, and Administrative Expenses - SG&A expenses for the nine months ended December 31, 2012 decreased $0.8 million, or 4%, to $20.7 million from $21.5 million for the nine months ended December 31, 2011. The net decrease in SG&A expenses was comprised of a decrease of $1.6 million in bad debt expense, $0.5 million in professional services expense, which includes accounting and legal expenses, facilities expense of $0.3 million and consulting expense of $0.2 million, offset by an increase of salaries and related expenses of $1.1 million and marketing expense of $0.7 million. Management expects SG&A expenses in Fiscal 2013 to be slightly lower than in Fiscal 2012 as a result of lower bad debt expense offset by costs associated with the continued development of our distribution channels and expanding our market presence.

Interest Income - There was no interest income during the nine months ended December 31, 2012. Interest income was $1,000 for the nine months ended December 31, 2011. Management expects interest income in Fiscal 2013 to be minimal because of current interest rates.

Interest Expense - Interest expense decreased $0.1 million, or 17%, to $0.5 million for the nine months ended December 31, 2012 from $0.6 million for the nine months ended December 31, 2011. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of December 31, 2012, we had total debt of $12.8 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability - The change in fair value of the warrant liability was a benefit of $0.8 million for the nine months ended December 31, 2012. The change in fair value of the warrant liability was a benefit of $13.4 million for the nine months ended December 31, 2011. In accordance with ASC 815, “Derivatives and Hedging” adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is impacted primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

Income Taxes - Income tax expense for the nine months ended December 31, 2012 was $0.6 million. There was no income tax expense for the nine months ended December 31, 2011. Income tax expense was related to microturbine service activity in Mexico.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2013 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. Management expects to spend less than planned as a result of a change in timing of capital expenditures for new product development and the replacement of older equipment. We have invested our cash in institutional funds that invest in high quality short—term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $8.0 million during the nine months ended December 31, 2012, compared to a decrease of $10.6 million during the nine months ended December 31, 2011.

Operating Activities - During the nine months ended December 31, 2012, we used $13.5 million in cash in our operating activities, which consisted of a net loss for the period of $18.4 million and cash used for working capital of $3.7 million, offset by non-cash adjustments (primarily change in warranty, depreciation and amortization, fair value of warrant liability, employee stock—based compensation and inventory charges) of $8.6 million. During the nine months ended December 31, 2011, operating cash usage was $26.0 million, which consisted of a net loss for the period of $10.5 million, non-cash adjustments of $3.3 million and cash used for working capital of $12.2 million.

During the nine months ended December 31, 2012, cash used for working capital was $8.5 million lower compared to the nine months ended December 31, 2011. The decrease in cash used for working capital during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 reflects the following:

•                  An increase in accounts receivable of $1.2 million during the nine months ended December 31, 2012 compared to an increase in accounts receivable of $8.5 million during the nine months ended December 31, 2011. The change in accounts receivable decreased $7.3 million during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 because of the timing of collections and prepayments.

•                  An increase in accounts payable and accrued expenses of $1.5 million during the nine months ended December 31, 2012 compared to an increase in accounts payable and accrued expenses of $3.6 million during the nine months ended December 31, 2011. The change in accounts payable and accrued expenses decreased $2.1 million during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 primarily as a result of inventory purchases and timing of payments, including unpaid royalty expense.

•                  An increase in inventory of $4.1 million during the nine months ended December 31, 2012 compared to an increase in inventory of $7.0 million during the nine months ended December 31, 2011. The change in inventory decreased $2.9 million during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 primarily as the result of rescheduling the timing of certain deliveries from suppliers and the continued focus to increase inventory turnover.

•                  An increase in warranty payments of $3.5 million during the nine months ended December 31, 2012 compared to an increase in warranty payments of $2.8 million during the nine months ended December 31, 2011. The change in warranty payments increased $0.7 million during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2012 as a result of an increase in warranty claims related primarily to certain C200 and C1000 Series systems and higher volume of units under warranty.

•                  An increase in deferred revenue of $3.6 million during the nine months ended December 31, 2012 compared to an increase in deferred revenue of $1.7 million during the nine months ended December 31, 2011. The change in deferred revenue increased $1.9 million during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 resulted from an increase in product down payments and an increase in FPP contract enrollment compared to the same period last year.

Investing Activities - Net cash used in investing activities of $0.9 million during the nine months ended December 31, 2012 relates primarily to the acquisition of fixed assets. Net cash from investing activities of $0.4 million during the nine months ended December 31, 2011 related primarily to the benefit from the release of the remaining $1.3 million of restricted cash from Wells Fargo, which was previously restricted as additional security for the Credit Facility, offset by $0.9 million used for the acquisition of fixed assets during the nine months ended December 31, 2011.

Financing Activities - During the nine months ended December 31, 2012, we generated $6.3 million from financing activities compared to cash generated during the nine months ended December 31, 2011 of $15.0 million. The funds generated from financing activities during the nine months ended December 31, 2012 were primarily from the proceeds related to exercise of the Put Option described below and additional borrowings under the Credit Facility. During the nine months ended December 31, 2011 the funds generated from financing activities were the result of additional borrowings under the Credit Facility and the exercise of warrants yielding $9.5 million in cash. Net borrowing under the Credit Facility obligations were $2.4 million during the nine months ended December 31, 2012 compared with net borrowing of $5.8 million during the nine months ended December 31, 2011.

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

On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company’s exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period would be discounted pursuant to a formula that resulted in a purchase price for the first exercise period of $0.94 per share. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the warrant originally issued to $1.26. The exercise of the Put Option resulted in net proceeds of $4.2 million. Subject to certain conditions, we may sell up to an aggregate of 9.5 million additional shares to the investors in the 2012 registered direct offering during the second Put Option exercise period, which begins March 4, 2013.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $29,000 of net cash used during the nine months ended December 31, 2012, compared with $19,000 of net cash used during the nine months ended December 31, 2011.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on September 30, 2014 unless terminated sooner. As of December 31, 2012 and March 31, 2012, $12.8 million and $10.4 million in borrowings were outstanding, respectively, under the Credit Facility.

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

On June 12, 2012, we entered into an amendment to the Agreements which set the financial covenants for Fiscal 2013. As of December 31, 2012 we were in compliance with the covenants contained in the amended Agreements. Based on our current forecasts through the end of Fiscal 2013, we believe we will maintain compliance with the covenants contained in the amended Agreements. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo.

Except for scheduled payments made on operating leases during the nine months ended December 31, 2012, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2012.

Although we made progress on direct material cost reduction efforts during the third quarter of Fiscal 2013, we were behind schedule on our planned cost reductions at the end of the third quarter of Fiscal 2013. In addition, our working capital requirements were in accordance with plan for the nine months ended December 31, 2013. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that we may need to raise additional capital in the future. In addition, assuming our compliance with the conditions precedent to the exercise of the second Put Option, we may sell up to an aggregate of 9.5 million additional shares to the investors in the 2012 registered direct offering during the second Put Option exercise period, which begins March 4, 2013.We could seek to raise funds by exercising the Put Option, by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

Additionally, the continued credit difficulties in the markets could prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. Our accounts receivable balance, net of allowance for doubtful accounts, was $19.3 and $18.6 million as of December 31, 2012 and March 31, 2012, respectively. Accounts receivable days sales outstanding (“DSO”) decreased by 33 days, to 53 days as of December 31, 2012 compared to 86 days as of December 31, 2011. The change in DSO was largely the result of the shift in mix of sales away from European customers who historically have longer payment terms towards customers in the United States and Latin America who have shorter payment terms or are required to pay before shipment. We recorded bad debt expense of $0.5 million during the nine months ended December 31, 2012 compared to $2.1 million during the nine months ended December 31, 2011. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2012 except for an update to an existing risk factor and the addition of a risk factor regarding cyber security as set forth below:

If we continue to fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 21, 2012, we received a notice from the Nasdaq Listing Qualifications Department stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until June 19, 2013, to regain compliance with the minimum bid price requirement.  In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days, at which time Nasdaq would provide written confirmation of our compliance. In the event we do not meet the minimum bid price requirement during the initial 180-day grace period, we may be eligible for an additional 180-day grace period under the Nasdaq listing rules if we meet the listing standards for The Nasdaq Capital Market. We may need to implement a reverse stock split to regain compliance with the Nasdaq listing rules.

If we continue to fail to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of your investment.

Our results of operations could be materially and adversely affected by risks related to cyber security threats.

As a manufacturer of high technology commercial products, we face cyber security threats, as well as the potential for business disruptions associated with information technology failures or cyber security attacks. We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information. Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are robust. Because of the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. The occurrence of any of these events could adversely affect our results of operations, the services we provide to customers, loss of competitive advantages derived from our R&D efforts, the obsolescence of our products and services, our reputation or our stock price.

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
Date: February 11, 2013

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