Form 10-K
period 2013-03-31
CAPSTONE TURBINE Corp
filed 2013-06-13
CIK 1009759

Use these links to rapidly review the document

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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

(818) 734-5300
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2012 was approximately $304.4 million.

         As of June 6, 2013, there were 304,762,788 shares of the registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the registrant's 2013 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION
FORM 10-K

PART I

Item 1.    Business.

Overview

        Capstone Turbine Corporation ("Capstone" or the "Company") develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP"), integrated combined heat and power ("ICHP"), and combined cooling, heat and power ("CCHP")), renewable energy, natural resources and critical power supply. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. Several technologies are used to provide "on-site power generation" (also called "distributed generation") such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines provide clean, on-site power with lower scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold primarily through our distributors. Our distributors install the microturbines. Service is provided primarily by our global distribution network. Together we offer new and remanufactured parts as well as a comprehensive Factory Protection Plan ("FPP"). Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

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

        Capstone has a factory direct service offering for commissioning and post-commissioning service. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers ("ASPs") and must be employed by a distributor in order to perform work pursuant to a Capstone FPP. The majority of our distributors provide these services.

        This Annual Report on Form 10-K (this "Form 10-K") refers to Capstone's fiscal years ending March 31 as its "Fiscal" years.

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

        During Fiscal 2013, we booked total orders of $112.6 million for 765 units, or 107.2 megawatts, compared to $122.5 million for 637 units, or 136.3 megawatts, during Fiscal 2012. We shipped 628 units with an aggregate of 103.2 megawatts, generating revenue of $102.7 million compared to 627 units with an aggregate of 96.1 megawatts, generating revenue of $89.9 million during Fiscal 2012. Total backlog as of March 31, 2013 increased $9.9 million, or 7%, to $148.9 million from $139.0 million at March 31, 2012. As of March 31, 2013, we had 816 units, or 162.8 megawatts, in total backlog compared to 679 units, or 158.8 megawatts, at the same date last year. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

        The following table summarizes our backlog:

	As of March 31,
	2013		2012
	Megawatts	Units	Megawatts	Units
C30	5.8	193	3.4	112
C65	28.4	438	23.1	356
TA100	2.3	23	2.8	28
C200	4.6	23	9.0	45
C600	10.2	17	10.8	18
C800	7.2	9	6.4	8
C1000	103.0	103	102.0	102
Waste heat recovery generator	1.3	10	1.3	10

Total Backlog	162.8	816	158.8	679

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

        Our microturbines incorporate four major design features:

  •
  advanced combustion technology;

  •
  patented air-bearing technology;

  •
  digital power electronics; and

  •
  remote monitoring capability.

        Our advanced combustion technology allows Capstone microturbines to achieve low emissions with a design geared towards manufacturability. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation. The air-bearing system allows the microturbine's single moving assembly to produce power without the need for typical petroleum-based lubrication.

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

        Our family of products is offered in the following configurations:

	C30		C65		TA100		C200		C1000 Series
Fuel Types	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode
Low pressure natural gas	X	X	X	X	X	X	X	X	X	X
High pressure natural gas	X	X	X	X	X	X	X	X	X	X
Compressed natural gas	X	X	X	X	X	X	X	X	X	X
Landfill gas	X		X				X		X
Digester gas	X		X				X		X
Gaseous propane	X	X	X	X			X	X	X	X
High pressure sour gas	X	X	X	X			X	X	X	X
Diesel	X	X	X	X			X	X
Kerosene	X	X	X	X

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

  •
  convert the variable frequency, up to a maximum of 1,600 Hertz and variable voltage power produced by the generator into a usable output of either 50 or 60 Hertz AC for stationary applications or DC for hybrid electric vehicle applications; and

  •
  provide digital communications to externally maintain and control the equipment.

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

        Capstone products serve multiple vertical markets worldwide. Within the markets served, we focus on vertical markets that we have identified as having the greatest near-term potential. In the markets we are focusing on, which are energy efficiency, renewable energy, natural resources, critical power supply and mobile products, we have identified specific targeted vertical market segments.

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

        Capstone released for sale the C65 stand-alone digester product for sale in the renewable energy market segment in 2007. This product is targeted at remote villages in third-world countries with wastewater treatment facilities that offer a valuable source of fuel which can be converted to electricity. A joint applications and engineering team evaluated the performance of the existing C65 digester gas system to ensure that the combustion system would be stable from 0 to 100% power output. Minor controls changes were implemented to increase stability at low power levels. The ability to convert this low BTU fuel to electricity along with the high reliability and low maintenance features of this product make it well suited for this market.

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

        Many major oil and gas companies are exploring large shale reserves, or plays, in the United States. In mid-2010 Capstone sold its first microturbines into the U.S. shale gas market in the Eagle Ford and Marcellus shale plays. The market for Capstone microturbines in this industry is vast. The shale gas market is expected to grow substantially, especially since the U.S. Environmental Protection Agency's ("EPA") Clean Air Act has strict requirements for emissions levels at natural gas sites.

        The C200 product is offered for sale configured to meet Class 1 Zone 2 hazardous location requirements for the oil and gas market. Hazardous location requirements are met through package ventilation changes for purging and pressurizing package air to avoid potential flammable mixtures as well as controls for emergency disconnect of fuel and electrical sources. The package is upgraded to stainless steel construction to withstand the corrosive offshore environments where these units are installed. Oil and gas customers prefer the low maintenance and high reliability attributes offered by our turbines to ensure continued production. Capstone also offers C30 and C65 microturbine products in similar configurations.

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

Mobile Products—Hybrid Electric Vehicles

        Our technology is also used in hybrid electric vehicle ("HEV") applications. Our customers have applied our products in hybrid electric vehicles such as transit buses and trucks. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability compared with traditional internal combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, prior to aftertreatment that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. Many manufacturers are incorporating aftertreatment that increases upfront equipment costs, vehicle weight and life cycle costs and may reduce overall engine efficiency.

Mobile Products—Marine

        Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht markets. The most immediate market for our marine products is for use as ship axillaries. In this application, the microturbines provide power to the vessel's electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. The other application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Our marine customers use both our liquid fueled and natural gas products. Liquefied natural gas (LNG) is in its early stages as a marine fuel, and the number of vessels powered by LNG is forecasted to double every two years over the next decade. Vessel owners can receive the same benefits as users of stationary Capstone products: low emissions with no aftertreatment, long maintenance intervals, high reliability, low noise and no vibration.

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

North America

        We have distribution agreements with a number of companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been energy efficiency, renewable energy, natural resources and mobile products. The energy efficiency and natural resources vertical markets are expected to grow as a result of an increased supply of low price natural gas.

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

Customers

        Sales to Horizon Power Systems ("Horizon"), one of the Company's domestic distributors, accounted for 27%, 19% and 18% of our revenue for the years ended March 31, 2013, 2012 and 2011, respectively. Sales to BPC Engineering ("BPC"), one of the Company's Russian distributors, accounted for 11%, 26% and 23% of our revenue for the years ended March 31, 2013, 2012 and 2011, respectively. Additionally, BPC and Regatta Solutions, Inc., one of the Company's domestic distributors, accounted for 35% and 11%, respectively, of net accounts receivable as of March 31, 2013. BPC accounted for 44% of net accounts receivable as of March 31, 2012.

Competition

        The market for our products is highly competitive. Our microturbines compete with existing technologies such as reciprocating engines and may also compete with emerging distributed generation technologies, including solar power, wind-powered systems, fuel cells and other microturbines. Many potential customers rely on the utility grid for their electrical power. As many of our distributed generation competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence, brand recognition and greater resources, which they can devote to product development or promotion.

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

        Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise and maintenance. These technologies, which typically have a lower up-front cost than microturbines, are currently produced by Caterpillar Inc., Cummins Inc., Deutz Corporation, GE Gas Engines which now includes Waukesha, MAN SE, Tecogen, Inc. and Wärtsilä Corporation, among others.

        Our microturbines may also compete with other distributed generation technologies, including solar power, wind power systems and fuel cells. Solar and wind powered systems produce no emissions. The main drawbacks to solar and wind powered systems are their dependence on weather conditions, the utility grid and high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market for fuel cells is still developing, a number of companies are focused on markets similar to ours, including FuelCell Energy Inc., ClearEdge Power, Bloom Energy Corporation, LG Fuel Cell Systems, a business unit of LG Electronics, Plug Power Inc. and Ballard Power Systems Inc. Fuel cells have lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. Fuel cells, like solar and wind powered systems, have received higher levels of incentives for the same type of applications as microturbines. Management believes that, absent these higher government incentives, microturbines provide a better value to end users in most applications. However, over the medium-to-long term, fuel cell technologies that compete more directly with our products may be introduced.

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

        Capstone continues to engage with Federal and State policymakers to develop government programs to promote the deployment of Capstone's low emission and energy efficient products. In 2012, President Obama called for 40 GW of additional CHP power generation to be installed in the United States by 2020. Legislation is under consideration by Congress that could stimulate the market for Capstone products by providing incentives to encourage energy efficiency. We cannot provide assurance that any such legislation will be enacted, however, or that it will benefit us if enacted. Several state programs were introduced in 2011 and 2012 that provide financial support to combined heat and power projects, and some of these programs have begun to benefit Capstone's customers. For example, in New York, Capstone systems are pre-qualified for financial incentives available through the NYSERDA CHP Acceleration Program. In Ohio, legislation passed allowing for CHP to qualify as an energy efficiency measure under the state's Energy Efficiency Resource Standard.

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

Sourcing and Manufacturing

        We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. Our microturbines are designed to achieve high volume, low cost production objectives. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies and we regularly reassess the adequacy and abilities of our suppliers to meet our needs. We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency and lower supply chain costs. We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. Our strategy is to identify primary and secondary sources for critical components when available to minimize factory down time due to unavailability of such parts, which could affect our ability to meet manufacturing schedules.

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

        Solar Turbines Incorporated ("Solar"), a wholly owned subsidiary of Caterpillar Inc., was our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar's technology, which allows us to manufacture these cores ourselves and we began manufacturing them in June 2001. The cores are subject to a per-unit royalty fee. As of March 31, 2013, cumulative royalties of $0.4 million have been paid under the terms of the licensing agreement with Solar.

        In September 2007, we entered into a Development and License Agreement (the "Development Agreement") with UTCP, a division of United Technologies Corporation. The Development Agreement engaged UTCP to fund and support our continued development and commercialization of our 200 kilowatt ("C200") microturbine. In return we agreed to pay a predetermined fixed rate for each microturbine system covered by the agreement. In August 2009, the Development Agreement was assigned by UTCP to Carrier Corporation ("Carrier"). As of March 31, 2013, cumulative royalties of $9.8 million have been paid under the terms of the licensing agreement with Carrier.

        On April 28, 2011, we purchased from CPS for $2.3 million the remaining TA100 microturbine inventory that was not consumed as part of the TA100 manufacturing process and acquired the manufacturing equipment. On February 1, 2010, the Company and CPS entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS, which agreement was subsequently assigned to General Electric Company ("GE") in October of 2010. In exchange for certain minimum purchase requirements through December 2015, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. As of March 31, 2013, we were not in compliance with the minimum purchase requirements in the agreement. Loss of exclusivity is dependent upon receiving proper notification from GE as set forth in the agreement.

Research and Development ("R&D")

        For the fiscal years ended March 31, 2013, 2012 and 2011, R&D expenses were $9.0 million, $8.2 million and $7.0 million and were 7%, 7% and 9% of total revenue, respectively. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants and the Development Agreement with Carrier. Benefits from cost-sharing programs were $1.7 million, $0.8 million and $0.9 million for Fiscal 2013, 2012 and 2011, respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

        We are focused on making improvements to our C30, C65, and C200 products to be compliant with the new VDE-AR-N 4105 requirements in Europe for decentralized power generation. These improvements require hardware and software changes to our power inverters to allow power that can be fed into the grid smoothly and efficiently. In addition, we continue to work cost reduction activities to improve the direct material costs of our microturbine products. Current cost reduction activities are focused on leveraging the capabilities of our supply base through identification of value added suppliers, working with existing suppliers to identify process and tooling improvements, entering into long term agreements and transitioning parts to low cost manufacturing regions. Cross functional teams, including internal engineering resources and supplier resources, are used to drive changes with a focus on mutually beneficial long-term relationships.

        In September 2011, we received CARB certification to the 2007 Fossil Fuel Standards for our C200 ICHP microturbine power systems. This standard represents the most stringent emissions standard worldwide set to the Best Available Control Technology ("BACT") for large central power plants. To put these emissions levels in perspective, it is challenging to measure the extremely low levels required with today's best emissions measurement equipment. These emissions levels were achieved through scaling and optimization of Capstone existing lean premix combustion technology. Test emissions from both the C30 and C65 natural gas fueled microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels. The emissions levels are set so low that the California Air Resources Board has not defined any further limit reductions in the foreseeable future.

        We continue to release variants of the C200 product to provide the same features that we offer customers with our C30 and C65 microturbine products. A liquid fuel version of the C200 product has been developed with Capstone's lean premix combustion technology. This technology allows operation on various fuels by changing the injector to achieve the necessary fuel to air ratio mixture, fuel atomization, stability, and exhaust emission levels. The control system is modified to incorporate required algorithm modifications for start/stop sequencing and load state operation. Liquid fuel products are well suited for markets where customers do not have access to gaseous fuels but still demand the low emissions, low maintenance, and high reliability benefits offered by Capstone's microturbine products. Capstone received the 2011 NOVA Award from the Construction Innovation Forum ("CIF") for its C65 Hybrid Uninterruptible Power Supply ("UPS") Microturbine at Syracuse University's data center—labeled one of the greenest data centers in the world. The product utilizes Capstone's inverter electronics and controls technology to provide continuous power quality to the customer critical load. The load inverter is connected through a central power bus to provide power from one of three available power sources including the utility grid, battery storage system, or microturbine generator. Power to the critical load is synchronized to an available utility grid to allow direct bypass of the critical load to the utility grid. This redundant functionality is provided in a single integrated package that can be scaled to a larger seamless power unit through Capstone's multipack feature. These units can also be combined with a heat recovery module or an absorption chiller to provide higher total output efficiency. Unlike current UPS products combined with reciprocating engines for backup, the low emissions of the Capstone Hybrid UPS product allow for continuous operation year round allowing customers the ability to receive a payback on their capital equipment investment. In November 2012, we received UL certification for our C65 HUPS microturbine system as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

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

        The C65 Liquid Fuel microturbine demonstrated emissions levels which meet the CARB 2010 standards for Heavy Duty Diesel Engines ("HDDE"). These requirements are met using test procedures which evaluate emissions performance through start/stop and load transient cycles. Capstone is able to meet these extremely low emissions requirements using its lean premix combustion technology with no aftertreatment. Competitive reciprocating engine technologies require aftertreatment components that increase system cost, require frequent maintenance, and impact engine efficiency. The C30 Liquid Fuel microturbine met these requirements in March 2009. In August 2011, we announced configurations of the C30 and C65 compressed natural gas ("CNG") fueled microturbines that meet extremely low emission standards, including the U.S. Environmental Protection Agency and CARB 2010 emissions requirements for On-Road Heavy Duty Diesel Engines for Urban Bus. Test emissions from both the C30 and C65 Natural Gas microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels. We believe that future products will require the implementation of On Board Diagnostic (OBD) controls to gain certification through the CARB.

        Capstone is working with the Department of Energy ("DOE") on two next generation technology roadmap programs, including the Flexible Fuel Turbine System ("FFTS") and High Efficiency Microturbine with integral heat recovery. The FFTS program is aimed at developing a microturbine system for operation on a range of higher BTU gaseous fuels, including synthetic gas ("SynGas") produced by a biomass gasifier and hydrogen. The High Efficiency Microturbine with integral heat recovery is focused on improving microturbine electrical efficiency and overall system efficiency utilizing heat recovery. We are currently focusing efforts on the development of the High Efficiency Microturbine with integral heat recovery system. In March 2013, Capstone successfully completed proof-of-concept testing of the first C250 that produced 270 kW as part of the first phase of development to increase power and electrical efficiency. This milestone validates significant design and aero-performance work and marks the most powerful engine ever produced by Capstone in the lab. Capstone is also working to boost the power capability of the power electronics and electrical system required to support this higher power generator. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. Improvements in efficiency are key to all markets as improved fuel efficiency benefits users through lower operating costs. We expect to commercialize these products into the C200/C1000 product family upon successful project completion and acceptable technical readiness level.

Protecting our Intellectual Property Rights and Patents

        We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 106 U.S. and 36 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2027.

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

        As of March 31, 2013, we had 217 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

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

        We maintain two Credit and Security Agreements, or the Agreements, with Wells Fargo Bank, National Association, ("Wells Fargo"), that provide us with a credit facility up to $15.0 million in the aggregate. At March 31, 2013, we had $13.5 million outstanding under this line of credit. Under this credit facility, we are required to satisfy specified financial and restrictive covenants. Failure to comply with these covenants could cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately or allow Wells Fargo to terminate the credit facility. In addition, we have pledged our accounts receivable, inventories, equipment, patents and other assets as collateral under the Agreements which would be subject to seizure by Wells Fargo if we were in default and unable to repay the indebtedness.

        Several times since entering into the Agreements, we have not been in compliance with certain covenants under the Agreements. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default. If we had not obtained the default waivers, or if we are ever again in noncompliance, we would not be able to draw additional funds under the credit facility. The Agreement also defines an event of default to include a material adverse effect on our business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

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

        Management believes that existing cash and cash equivalents are sufficient to meet the Company's cash needs for working capital and capital expenditures for at least the next twelve months. Should we be unable to execute our plans to build sales and margins while controlling costs, we may be unable to continue as a going concern on a longer term basis. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially on a longer term basis. Our available cash and proceeds from future financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. Any such lack of funds would affect our ability to continue as a going concern. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock and our ability to maintain a credit facility acceptable to the Company. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue as a going concern, you could lose all or part of your investments in our securities.

Impairment charges on our long-lived assets, including intangible assets with finite lives would adversely affect our financial position and results of operations.

        We evaluate the carrying value of long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine whether impairment has occurred, we compare the undiscounted cash flows of the long-lived asset group with its carrying value. The estimation of future cash flows requires significant estimates of factors that include future sales growth, gross margin performance, including our estimates of reductions in our direct material costs, and reductions in operating expenses. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast, the carrying value of our asset group may prove to be unrecoverable and we may incur impairment charges in the future. In addition, significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, unanticipated competition, loss of key customers or changes in technology or markets, could require a charge for impairment that can materially and adversely affect our reported net loss and our stockholders' equity.

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

        Current economic conditions may prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the continued recession in economic activity. For example, we have encountered some recent slowing of sales activity in Europe and are discussing with certain of our European distributors the availability of external financing for the purchase of our products. Continued financial instability there could have an adverse effect on our business.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We cannot be certain that our internal controls over financial reporting will remain effective or that future material changes to our internal controls will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

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

Activities necessary to integrate any future acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

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

        Our accounts receivable balance, net of allowance for doubtful accounts, was $17.9 million and $18.6 million as of March 31, 2013 and March 31, 2012, respectively. Days sales outstanding in accounts receivable (DSO) at the end of Fiscal 2013 was 46 days, compared with 56 days at the end of Fiscal 2012. We recorded bad debt expense of $0.3 million and $2.3 million during Fiscal 2013 and 2012, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

Loss of a significant customer could have a material adverse effect on our results of operations.

        Horizon and BPC accounted for approximately 27% and 11%, respectively, of our revenue for the fiscal year ended March 31, 2013. As of March 31, 2013, BPC and Horizon represented 35% and 7% of net accounts receivable, respectively. Loss of Horizon, BPC or any other significant customers could adversely affect our results of operations.

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

Potential litigation may adversely impact our business.

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

        As a manufacturer of high technology commercial products, we face cyber security threats, as well as the potential for business disruptions associated with information technology failures or cyber security attacks. We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information. Because of the evolving nature of these security threats, the impact of any future incident cannot be predicted. The occurrence of any of these events could adversely affect our results of operations, the services we provide to customers, the competitive advantages derived from our R&D efforts, the usefulness of our products and services, our reputation or our stock price.

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

        At March 31, 2013, we had federal and state net operating loss carryforwards of approximately $592.0 million and $283.9 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

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

        Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 21, 2012, we received a notice from the Nasdaq Listing Qualifications Department stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until June 19, 2013, to regain compliance with the minimum bid price requirement. On June 10, 2013, we received a notice from the Nasdaq Listing Qualifications Department stating that the closing bid price of our common stock had been $1.00 or greater for the previous ten consecutive business days and that we had regained compliance with the minimum bid price requirement. However, there can be no assurance that we will be able to comply with the continued listing standards in the future.

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

        In addition, the stock market in general, and the Nasdaq Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. The market prices of securities of technology companies and companies servicing the technology industries have been particularly volatile. These broad market and industry factors may cause a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class—action litigation has often been instituted against that company. This type of litigation, regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management's attention and resources, which could materially harm our financial condition, results of operations and cash flow.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of leased office space, warehouse space and assembly and test space located at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in July 2014, and we have two five-year options to extend the term of this lease. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in December 2017. Management believes our facilities are adequate for our current needs.

Item 3.    Legal Proceedings.

        From time to time, the Company may become subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, we are not a party to any other material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material effect on our business, operating results, cash flows, financial position or results of operations should such litigation be resolved unfavorably.

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

	High	Low
Year Ended March 31, 2012:
First Quarter	$2.07	$1.30
Second Quarter	$1.69	$0.99
Third Quarter	$1.29	$0.85
Fourth Quarter	$1.53	$0.98
Year Ended March 31, 2013:
First Quarter	$1.20	$0.93
Second Quarter	$1.13	$0.98
Third Quarter	$1.06	$0.87
Fourth Quarter	$1.06	$0.73

        As of June 6, 2013, the last reported sale price of our common stock on the Nasdaq Global Market was $1.19 per share.

Stockholders

        As of June 6, 2013, there were 667 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

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

(In thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011	2010	2009
Statement of Operations:
Revenue	$127,557	$109,371	$81,890	$61,554	$43,949
Cost of goods sold	113,172	103,944	82,427	69,999	49,277

Gross margin (loss)	14,385	5,427	(537)	(8,445)	(5,328)
Operating costs and expenses:
Research and development	8,979	8,237	6,986	6,954	8,125
Selling, general and administrative	27,364	28,927	26,203	28,383	28,628
Loss from operations	(21,958)	(31,737)	(33,726)	(43,782)	(42,081)
Net loss	$(22,563)	$(18,764)	$(38,470)	$(67,241)	$(41,717)
Net loss per share of common stock—basic and diluted	$(0.07)	$(0.07)	$(0.16)	$(0.34)	$(0.25)

	As of March 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$38,817	$49,952	$33,456	$47,270	$19,519
Working capital	32,782	49,532	22,274	30,115	34,741
Total assets	87,338	99,792	87,019	103,446	72,329
Revolving credit facility	13,476	10,431	7,080	7,571	3,654
Capital lease/note payable obligations	594	433	297	302	41
Long-term liabilities	142	254	309	274	288
Stockholders' equity	$41,886	$58,617	$34,480	$46,432	$50,470

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

Overview

        Capstone is the market leader in microturbines based on the number of microturbines sold. We increased revenues during Fiscal 2013 compared to Fiscal 2012 despite the challenging economic conditions worldwide. Management believes that our ongoing efforts to grow and broaden our distribution network along with continued market acceptance of our 200 kW ("C200") microturbine and 1000 kW ("C1000 Series") microturbines products were the primary reasons for our revenue growth during the year compared to Fiscal 2012. Fiscal 2013 was characterized by strong demand for C200 and C1000 Series microturbines led by the North American natural resources vertical market, while weakness continued in the European market as a result of uncertain global economic conditions. Domestic demand was strong; sales from our U.S.—based distributors during Fiscal 2013 were 45% of total revenue compared to 38% of total revenue during Fiscal 2012. Management believes that sales in the natural resources vertical market will continue to grow and also expects the European market for our products will begin to recover during Fiscal 2014. During Fiscal 2013 we received approximately 22 significant orders totaling approximately 54.4 megawatts, continued to make progress in manufacturing cost reduction and had record sales, continuing overall progress on our path to profitability. In addition, we continue to make progress on our C250 product development initiative. During Fiscal 2013, we experienced a higher rate of warranty claims than expected for C200 and C1000 Series systems. Management expects warranty claims levels for C200 and C1000 Series systems to decline during Fiscal 2014 as reliability repair programs are completed and the products mature.

        Capstone products continue to gain interest in all five of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply and transportation products). In the energy efficiency market, we continue to expand our market share in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market continues to be a significant portion of our business as we shipped products around the globe for applications fueled by landfill gas, biodiesel, biogas such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near term business success in the oil and gas and other natural resource markets as we gain product acceptance in U.S. shale plays and Russian oil fields. Our critical power supply data center product is performing well, and we continue to focus efforts on gaining market share with this new product. Capstone's transportation products market, utilizing microturbines for electric vehicles, is gaining interest for use of our products as range extenders in electric buses, trucks and the marine industry.

        We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely manages operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to Capstone's success are continued increase in C200 microturbine engine production rates, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

        On February 1, 2010, we entered into an asset purchase agreement ("APA") with Calnetix Power Solutions, Inc. ("CPS") pursuant to which we acquired, subject to an existing license retained by CPS, all of the rights and assets related to the manufacture and sale of the 100 kW ("TA100") microturbine generator, including intellectual property, design, tooling, drawings, patents, know-how, distribution agreements and supply agreements. Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the closing date on February 1, 2010 and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the "Second Funding Date"). The additional consideration was to be paid, at the Company's discretion, in shares of the Company's common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS.

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

    During Fiscal 2013, we booked orders for 107.2 megawatts and shipped 103.2 megawatts of products, which combined with our backlog at March 31, 2012, resulted in 162.8 megawatts in backlog at the end of the fiscal year. Our product shipments in Fiscal 2013 were: 55% for use in natural resources applications, 25% for use in energy efficiency applications, 6% for use in renewable energy applications and 14% for use in other applications (including critical power supply and mobile products).

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

    Renewable Energy

    Our microturbines can use renewable methane gases from landfills, wastewater treatment facilities and other biogas applications such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Capstone's microturbines can burn these renewable waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this "free" renewable fuel for use at the site or in the surrounding area. Capstone's microturbines have demonstrated effectiveness in these applications and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur.

    Natural Resources—Oil, Natural Gas, Shale Gas & Mining

    On a worldwide basis, there are thousands of locations where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbines are installed in the natural resource market to be used in oil and gas exploration, production, compression and transmission sites both onshore and offshore as a highly reliable critical source of power generation. In addition, our microturbines can use flare gas as a fuel to provide prime power. Typically these oil and gas or mining operations have no access to an electric utility grid and rely solely on Capstone's microturbines for a reliable low emission power supply.

    Critical Power Supply

    Because of the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Management believes that Capstone's critical power supply offerings are the world's only microturbine powered Uninterruptible Power Source solutions that can offer clean, IT-grade power produced from microturbines, the utility or a combination of both.

    Mobile Products—Hybrid Electric Vehicles

    Our technology is also used in hybrid electric vehicle applications. Our customers have applied our products in hybrid electric mobile applications, including transit buses and trucks. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability compared with traditional internal combustion engines.

    Mobile Products—Marine

    Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht markets. The most immediate market for our marine products is for use as ship auxiliaries. In this application, the microturbines provide power to the vessel's electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. The other application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender.

  2)
  Sales and Distribution Channel    We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 91 distributors and Original Equipment Manufacturers ("OEMs"). In North America, we currently have 32 distributors and OEMs. Internationally, outside of North America, we currently have 59 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

  3)
  Service    Service is provided primarily by our global distribution network. Together with our global distribution network we offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of Fiscal 2013 was $35.0 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2028. Service revenue in Fiscal 2013 was approximately 8% of total revenue.

  4)
  Product Robustness    We continue to invest in enhancements that relate to high performance and high reliability. An important element of our continued innovation and product strategy is to focus on the engineering of our product hardware and electronics to make them work together more effectively and deliver improved microturbine performance, reliability and low maintenance cost to our customers.

  5)
  New Product Development    Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability, reduce direct material costs, and be compliant with the new stringent European VDE power grid requirements. We are also developing a more efficient microturbine Combined Heat and Power ("CHP") system with the DOE. The first phase of the development program has successfully achieved 270 kW with a prototype C250 engine. Capstone plans to continue development of the engine as well as power electronics and software controls required for successful commercialization. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

  6)
  Cost and Core Competencies    We believe that the core competencies of Capstone products are air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air-bearing technology. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to leverage our costs as product volumes increase.

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

  •
  We evaluate the carrying value of long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the asset group. The estimated fair value of the assets are determined using the best information available. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives. The Company performed an analysis as of March 31, 2013 and determined that no impairment was necessary. See Note 5—Intangible Assets in the "Notes to Consolidated Financial Statements."

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

  •
  We have a history of unprofitable operations. These losses generated significant federal and state net operating loss ("NOL") carryforwards. We record a valuation allowance against the net deferred income tax assets associated with these NOLs if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Because of the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, a valuation allowance has been provided against all of our net deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily foreign and state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred income tax asset at that time. Such adjustment would increase income in the period that the determination was made.

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

  •
  As discussed in Note 10—Fair Value Measurements in the "Notes to Consolidated Financial Statements", Accounting Standards Codification ("ASC") 815 requires that our warrants be accounted for as derivative instruments and that we mark the value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Monte Carlo simulation model.

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

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012

        Revenue    Revenue for Fiscal 2013 increased $18.2 million, or 17%, to $127.6 million from $109.4 million for Fiscal 2012. The change in revenue for Fiscal 2013 compared to Fiscal 2012 included increases in revenue of $34.2 million from the North American market, $2.8 million from the Asian market, $2.7 million from the Australian market and $0.7 million from the South American market. The increase in the North American market was primarily related to increased revenue in the U.S. shale plays market. The increases in the Australian, Asian and South American markets were primarily the result of microturbine product sales to certain distributors that did not occur during the same period last year. This overall increase in revenue was offset by decreases in revenue of $21.3 million from the European market and $0.9 million from the African market. We expect revenue from the European market will continue to be soft as a result of general economic conditions. The decrease in the African market was primarily the result of non-recurring microturbine product sales in Fiscal 2012 to certain distributors that did not occur in Fiscal 2013.

        For Fiscal 2013, revenue from microturbine products increased $12.8 million, or 14%, to $102.7 million from $89.9 million for Fiscal 2012. Microturbine megawatts shipped during Fiscal 2013 increased 7.1 megawatts, or 7%, to 103.2 megawatts from 96.1 megawatts for Fiscal 2012. Microturbine units shipped during Fiscal 2013 increased to 628 units from 627 units for Fiscal 2012. Average revenue per unit increased for Fiscal 2013 to approximately $163,000 compared to approximately $143,000 per unit for Fiscal 2012. Megawatts shipped and revenue per unit during Fiscal 2013 increased as a result of higher sales volume for our C30, TA100 and C200 systems and a change in product mix of the C1000 Series systems, offset by lower sales volume for our C65 microturbines.

        For Fiscal 2013, revenue from our accessories, parts and service increased $5.4 million, or 28%, to $24.9 million from $19.5 million for Fiscal 2012. The increase in revenue resulted primarily from higher sales of microturbine parts and service work.

        The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

        The following table summarizes our revenue (revenue amounts in millions):

	Years Ended March 31,
	2013			2012
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$6.8	4.4	147	$4.4	3.2	108
C65	22.9	21.0	323	28.7	26.9	414
TA100	1.5	0.8	8	0.7	0.4	4
C200	18.1	15.6	78	7.4	6.8	34
C600	12.4	12.6	21	7.5	8.4	14
C800	5.3	5.6	7	8.7	10.4	13
C1000	35.6	43.0	43	32.5	40.0	40
Unit upgrades	0.1	0.2	1	—	—	—

Total from Microturbine Products	$102.7	103.2	628	$89.9	96.1	627
Accessories, Parts and Service	24.9	—	—	19.5	—	—

Total	$127.6	103.2	628	$109.4	96.1	627

        Sales to Horizon Power Systems ("Horizon") accounted for 27% and 19% of our revenue for the years ended March 31, 2013 and 2012, respectively. Sales to BPC Engineering ("BPC") accounted for 11% and 26% of our revenue for the years ended March 31, 2013 and 2012, respectively.

        Gross Margin    Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $14.4 million, or 11% of revenue, for Fiscal 2013 compared to a gross margin of $5.4 million, or 5% of revenue, for Fiscal 2012. The increase in gross margin was primarily related to an $10.6 million improvement resulting from higher volume of C200 and C1000 Series product shipments, microturbine parts and service revenue, and lower direct material costs during Fiscal 2013. The $10.6 million improvement and the lower production and service center labor and expenses of $0.4 million were offset by an increase in royalty expense of $1.1 million and warranty expense of $0.9 million. Management continues to implement initiatives to address warranty expense and to further reduce direct material costs as we work to achieve profitability.

        Production and service center labor and overhead expense decreased $0.4 million during Fiscal 2013 compared to Fiscal 2012 primarily as the result of a decrease in freight expense.

        Royalty expense increased $1.1 million during Fiscal 2013 compared to Fiscal 2012 as a result of higher sales of our C200 and C1000 Series systems. We pay a royalty of a predetermined fixed rate for each microturbine system covered by our Development and License Agreement with Carrier which will be reduced by 50% once the aggregate of Carrier's cash and in-kind services investment has been recovered. Management expects to reach this milestone during the second quarter of Fiscal 2014, at which time the predetermined fixed rate royalty reduction will occur.

        Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.9 million reflects an increase in the standard warranty provision as a result of an increase in warranty claims related primarily to certain C200 and C1000 Series systems, an increase in reliability repair programs and higher volume of C200 and C1000 Series units under warranty during Fiscal 2013 compared to the prior year. Management expects warranty claims levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

        Research and Development Expenses    R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for Fiscal 2013 increased $0.8 million, or 10%, to $9.0 million from $8.2 million for Fiscal 2012. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $0.8 million resulted from increased supplies expense of $0.8 million, salaries expense of $0.7 million and consulting expense of $0.2 million, offset by increased cost-sharing benefits of $0.9 million. There were approximately $1.7 million of cost-sharing benefits for Fiscal 2013 and $0.8 million of such benefits for Fiscal 2012. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we continue new product development, product robustness and direct material cost reduction initiatives.

        Selling, General and Administrative ("SG&A") Expenses    SG&A expenses for Fiscal 2013 decreased $1.5 million, or 5%, to $27.4 million from $28.9 million for Fiscal 2012. The net decrease in SG&A expenses was comprised of a decrease of $2.0 million in bad debt expense and $0.9 million in professional services expense, which includes accounting and legal expenses and facilities expense of $0.7 million, offset by an increase of salaries and related expenses of $1.4 million, business travel expense of $0.4 million and marketing expense of $0.3 million. Management expects SG&A expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we focus on continuous improvement in customer service levels and investment in software and hardware technology to support the growing business.

        Interest Income    There was no interest income during Fiscal 2013. Interest income was $2,000 for Fiscal 2012. Management expects interest income in Fiscal 2014 to be minimal because of current interest rates.

        Interest Expense    Interest expense decreased $0.2 million, or 22%, to $0.7 million during Fiscal 2013 from $0.9 million during Fiscal 2012. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of March 31, 2013, we had total debt of $13.5 million outstanding under the Credit Facility.

        Change in Fair Value of Warrant Liability    The change in fair value of the warrant liability was a benefit of $0.8 million for Fiscal 2013. The change in fair value of the warrant liability was a benefit of

$14.0 million for Fiscal 2012. In accordance with ASC 815, "Derivatives and Hedging" adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte Carlo simulation valuation model which is based primarily upon the quoted price of the Company's common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

        Income Tax Provision    Income tax expenses increased $0.5 million, or 250%, to $0.7 million during Fiscal 2013 from $0.2 million during Fiscal 2012. Income taxes incurred was primarily related to foreign taxes of $0.7 million. The effective income tax rate of 3.1% differs from the federal and state blended statutory rate of 40% primarily as a result of recording taxable losses. At March 31, 2013, we had federal and state net operating loss carryforwards of approximately $592.0 million and $283.9 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $232.6 million at March 31, 2013 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2012, the net deferred tax asset was fully reserved.

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

        Gross Margin (Loss)    The gross margin was $5.4 million, or 5% of revenue, for Fiscal 2012 compared to a gross loss of $0.5 million, or 1% of revenue, for Fiscal 2011. The increase in gross margin of $5.9 million was the result of a $13.0 million improvement realized from higher overall volume, increased average selling prices and lower direct material cost during Fiscal 2012. All microturbine products had better margins than Fiscal 2011 as a result of higher average selling prices and overall lower direct material costs. The $13.0 million improvement was offset by an increase in production and service center labor and overhead expenses of $3.3 million, warranty expense of $2.1 million, royalty expense of $1.3 million and inventory charges of $0.4 million.

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

        Research and Development Expenses    R&D expenses for Fiscal 2012 increased $1.2 million, or 17%, to $8.2 million from $7.0 million for Fiscal 2011. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $1.2 million resulted from increased salaries of $1.5 million, supplies of $0.2 million and reduced cost-sharing benefits of $0.1 million, offset by a decrease in consulting related expense of $0.6 million. There were approximately $0.8 million of cost-sharing benefits for Fiscal 2012 and $0.9 million of such benefits for Fiscal 2011. Cost-sharing programs vary from period to period depending on the phases of the programs.

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

(In thousands, except per share data)

	Year Ended March 31, 2013				Year Ended March 31, 2012
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$35,370	$33,257	$30,118	$28,812	$30,133	$27,483	$27,473	$24,282
Cost of goods sold	30,378	28,639	27,512	26,643	29,222	25,143	25,804	23,775

Gross margin	4,992	4,618	2,606	2,169	911	2,340	1,669	507
Operating expenses:
R&D	2,174	2,188	2,413	2,204	2,007	1,823	2,245	2,162
SG&A	6,672	6,816	6,428	7,448	7,392	8,311	6,584	6,640

Loss from operations	(3,854)	(4,386)	(6,235)	(7,483)	(8,488)	(7,794)	(7,160)	(8,295)

Net income (loss)	$(4,130)	$(4,477)	$(6,181)	$(7,775)	$(8,314)	$(8,818)	$1,264	$(2,896)

Net income (loss) per common share—basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)	$(0.03)	$(0.03)	$0.00	$(0.01)

Liquidity and Capital Resources

        Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2014 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

        Our cash and cash equivalent balances decreased $11.1 million during the year ended March 31, 2013, compared to an increase of $16.5 million during the year ended March 31, 2012.

        Operating Activities    During the year ended March 31, 2013, we used $17.1 million of cash in our operating activities, which consisted of a net loss for the period of $22.6 million and cash used for working capital of $5.0 million, offset by non-cash adjustments (primarily change in fair value of warrant liability, employee stock-based compensation, depreciation and amortization, warranty and inventory charges) of $10.5 million. During the year ended March 31, 2012, operating cash usage was $21.4 million, which consisted of a net loss for the period of $18.8 million, cash used for working capital of $1.9 million and non-cash adjustments of $0.7 million.

        During the year ended March 31, 2013, an additional $3.1 million in cash was used for working capital compared to the year ended March 31, 2012. The increase in cash used for working capital during the year ended March 31, 2013 reflects the following:

  •
  An increase in inventory of $2.9 million during the year ended March 31, 2013 compared to an increase in inventory of $1.0 million during the year ended March 31, 2012. The change in inventory increased $1.9 million during the year ended March 31, 2013 compared to the year ended March 31, 2012 primarily as the result of the timing of certain deliveries from suppliers.

  •
  An increase in deferred revenue of $0.1 million during the year ended March 31, 2013 compared to an increase in deferred revenue of $1.8 million during the year ended March 31, 2012. The change in deferred revenue decreased $1.7 million during the year ended March 31, 2013 compared to the year ended March 31, 2012 primarily as the result of a decrease in product down payments compared to the same period last year.

  •
  An increase in warranty payments of $4.3 million during the year ended March 31, 2013 compared to an increase in warranty payments of $3.8 million during the year ended March 31, 2012. The change in warranty payments increased $0.5 million during the year ended March 31, 2013 compared to the year ended March 31, 2012 as a result of an increase in warranty claims related primarily to certain C200 and C1000 Series systems and higher volume of units under warranty.

  •
  An increase in accounts payable and accrued expenses of $1.2 million during the year ended March 31, 2013 compared to an increase in accounts payable and accrued expenses of $2.7 million during the year ended March 31, 2012. The change in accounts payable and accrued expenses decreased $1.5 million during the year ended March 31, 2013 compared to March 31, 2012 primarily as a result of inventory purchases and timing of payments, including unpaid royalty expense.

  •
  A decrease in accounts receivable of $0.3 million during the year ended March 31, 2013 compared to an increase in accounts receivable of $1.5 million during the year ended March 31, 2012. The change in accounts receivable decreased $1.8 million during the year ended March 31, 2013 compared to the year ended March 31, 2012 because of the timing of collections and prepayments.

  •
  A decrease in prepaid expenses and other current assets of $0.6 million during the year ended March 31, 2013 compared to an increase in prepaid expenses and other current assets of $0.2 million during the year ended March 31, 2012. The change in prepaid expenses and other current assets of $0.8 million during the year ended March 31, 2013 compared to the year ended March 31, 2012 resulted from deposits and prepayments on inventory.

        Investing Activities    Net cash used in investing activities of $1.2 million during the year ended March 31, 2013 relates primarily to the acquisition of fixed assets. Net cash used in investing activities of $0.2 million during the year ended March 31, 2012 relates primarily to $1.5 million used for the acquisition of fixed assets during the year ended March 31, 2012 offset by a benefit from the release of the remaining $1.3 million of restricted cash from Wells Fargo, which was previously restricted as additional security for the Credit Facility.

        Financing Activities    During the year ended March 31, 2013, we generated $7.1 million from financing activities compared to cash generated during the year ended March 31, 2012 of $38.1 million. The funds generated from financing activities during the year ended March 31, 2013 were primarily from the proceeds related to exercise of the Put Option described below and additional borrowings under the Credit Facility. During the year ended March 31, 2012, the funds generated from financing activities were primarily from proceeds related to our registered direct placement of securities described below, the exercise of common stock warrants and additional borrowings under the Credit Facility. Net borrowings under the Credit Facility was $3.0 million during the year ended March 31, 2013 compared to net borrowings of $3.4 million during the year ended March 31, 2012.

        Effective March 5, 2012, the Company completed a registered direct placement in which it sold 22.6 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants expire on October 31, 2013. In addition, the Company obtained the right to require investors in the offering to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the "Put Options") during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. Each Put Option was subject to certain conditions which could reduce the number of shares that could be sold or eliminate the Put Option. These conditions included a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company's common shares during the 30 trading days prior to the exercise of the Put Option. The March 2012 sale resulted in gross proceeds of approximately $25.0 million and proceeds net of direct incremental costs of approximately $23.1 million.

        On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company's exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period would be discounted pursuant to a formula that resulted in a purchase price for the first exercise period of $0.94 per share. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the warrant originally issued to $1.26. The exercise of the Put Option resulted in net proceeds of $4.2 million. On February 21, 2013, the Company chose not to exercise the second of the two Put Options because of its improved cash position and its desire to avoid stockholder dilution.

        Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units net of employee stock purchases resulted in approximately $19,000 of net cash used during Fiscal 2013, compared with $0.7 million of net cash generated during Fiscal 2012.

        We maintain two Credit and Security Agreements, as amended (the "Agreements"), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the "Credit Facility"). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on September 30, 2014. As of March 31, 2013 and March 31, 2012, $13.5 million and $10.4 million in borrowings were outstanding, respectively, under the Credit Facility.

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

        Several times since entering into the Agreements and prior to April 1, 2012, we were not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default and waiver. If we had not obtained the waivers and amended the Agreements as described above, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo. On June 7, 2013, we entered into an amendment to the Agreements which set the financial covenants for Fiscal 2014. As of March 31, 2013, we were in compliance with the covenants contained in the amended Agreements for Fiscal 2013.

        Although we made progress on direct material cost reduction efforts during Fiscal 2013, we were behind schedule on our planned cost reductions at the end of Fiscal 2013. Our working capital requirements were in accordance with our plan for Fiscal 2013. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that we may need to raise additional capital in the future. We could seek to raise funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

        Although we believe we have sufficient capital to fund our working capital and capital expenditures for at least the next twelve months, depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve significantly increased sales volume which is dependent on many factors, including:

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

        Our accounts receivable balance, net of allowance for doubtful accounts, was $17.9 million and $18.5 million as of March 31, 2013 and March 31, 2012, respectively. Accounts receivable days sales outstanding ("DSO") decreased by 10 days, to 46 days as of March 31, 2013 compared to 56 days as of March 31, 2012. The change in DSO was largely the result of the shift in mix of sales away from European customers who historically have longer payment terms towards customers in the United States and Latin America who have shorter payment terms or are required to pay before shipment. We recorded bad debt expense of $0.3 million, $2.3 million and $0.2 million for the years ended March 31, 2013, 2012 and 2011. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the current economic environment.

Contractual Obligations and Commercial Commitments

        At March 31, 2013, our commitments under notes payable, capital leases and non-cancelable operating leases were as follows (in thousands):

	Payment Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Notes payable and capital lease obligations	$594	$361	$206	$27	$—
Operating lease obligations	5,160	1,881	2,695	584	—
Revolving credit facility	13,476	13,476	—	—	—

Total	$19,230	$15,718	$2,901	$611	$—

        As of March 31, 2013, we had firm commitments to purchase inventories of approximately $31.5 million through Fiscal 2014. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

        Agreements we have with some of our distributors require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in product technology could result and yield costs if significant amounts of inventory are held at distributors. As of March 31, 2013, no significant inventories were held at distributors.

        Pursuant to the terms of our Agreements with Wells Fargo, the minimum interest payable under the Credit Facility is $66,000 each calendar quarter. The Agreements will terminate in accordance with their terms on September 30, 2014.

        On February 1, 2010, the Company and CPS also entered into an agreement pursuant to which we agreed to purchase 125 kW waste heat recovery generator systems from CPS, which agreement was subsequently assigned to General Electric Company ("GE") in October of 2010. In exchange for certain minimum purchase requirements of $18.7 million through December 2015, we have exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. As of March 31, 2013, we were not in compliance with the minimum purchase requirements in the agreement. Loss of exclusivity is dependent upon receiving proper notification from GE as set forth in the agreement.

Off-Balance Sheet Arrangements

        We do not have any material off-balance sheet arrangements.

Inflation

        Inflation did not have a material impact on our results of operations or financial condition for the fiscal years ended March 31, 2013, 2012 and 2011. In an effort to offset the adverse impact of inflation on earnings, we have historically raised selling prices on all products, parts, accessories and services.

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

Interest

        Our exposure to changes in the interest rates results primarily from our Credit Facility borrowings. As of March 31, 2013, we had $13.5 million of outstanding indebtedness subject to interest rate fluctuations. Based on these borrowings as of March 31, 2013, a hypothetical 100 basis point increase in the then current LIBOR rate would increase our interest expense by $0.1 million on an annual basis. The level of outstanding indebtedness fluctuates from period to period and therefore could result in additional interest.

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

        In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2013 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Additionally, such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2013. KPMG LLP, the Company's independent registered public accounting firm, has issued a report on the Company's internal control over financial reporting. The report of KPMG LLP follows. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the three month period ended March 31, 2013 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Capstone Turbine Corporation

        We have audited Capstone Turbine Corporation's (the "Company") internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capstone Turbine Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Capstone Turbine Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Capstone Turbine Corporation and subsidiaries as of March 31, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and the related financial statement schedule, and our report dated June 13, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
June 13, 2013

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Information contained under the caption "Proposal 1: Election of Directors to the Board of Directors" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Executive Officers

        Information contained under the caption "Executive Officers of the Company" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

        Information contained under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Code of Ethics

        Information contained under the caption "Other Information—Code of Business Conduct and Code of Ethics" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Stockholder Nominees

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Director Recommendation and Nomination Process" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Audit and Compliance Committee

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Board Committees—Audit Committee" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information contained under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        Information contained under the caption "Securities Authorized for Issuance under Equity Compensation Plans" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

        Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information contained under the captions "Other Information—Related Person Transactions Policies and Procedures" and "Governance of the Company and Practices of the Board of Directors—Board of Directors; Leadership Structure" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Firm Fees and Services.

        Information contained under the caption "Fees and Services of the Independent Registered Public Accounting Firm" included in our proxy statement relating to our 2013 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1. and 2.    Financial statements and financial statement schedule

        The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a) 3.    Index to Exhibits.

Exhibit Number	Description
1	Placement Agent Agreement, between Capstone Turbine Corporation and Lazard Capital Markets LLC, dated February 29, 2012(a)

2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(b)

2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(c)

2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(c)

3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(d)

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(e)

3.3	Amended and Restated Bylaws of Capstone Turbine Corporation(f)

4.1	Specimen stock certificate(g)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(h)

4.3	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(i)

4.4	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 30, 2012(j)

4.5	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(h)

4.6	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(k)

4.7	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(c)

4.8	Form of Warrant issued to investors in the 2012 registered direct offering(a)

4.9	Form of Warrant issued to investors in the 2008 registered direct offering(l)

10.1	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(m)

Exhibit Number		Description
10.1		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(m)

10.2		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)

10.3		Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California

10.5	*	1993 Incentive Stock Option Plan(o)

10.6	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan as amended and restated effective August 30, 2012(p)

10.7	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(q)

10.8	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(r)

10.9	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(s)

10.10		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(t)

10.11		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011(c)

10.12		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2012 registered direct offering(a)

10.13		Form of Investor Agreement, dated September 18, 2012, between Capstone Turbine Corporation and an investor in the 2012 registered direct offering(u)

10.14		Form of Investor Letter Agreement, dated February 21, 2013, between Capstone Turbine Corporation and investors in the 2012 registered direct offering(v)

10.15		Form of Warrant Exercise Agreement, dated March 9, 2011, between Capstone Turbine Corporation and investors in the March 2011 Warrant Exercise Transaction(w)

10.16		Form of Warrant Exercise Agreement dated November 21, 2011, between Capstone Turbine Corporation and investors in the November 2011 Warrant Exercise Transaction(x)

10.17		Form of Warrant Exercise Agreement dated January 9, 2012, between Capstone Turbine Corporation and investors in the January 2012 Warrant Exercise Transaction(y)

10.18		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(z)

10.19		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(z)

Exhibit Number		Description
10.20		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(z)

10.21		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(aa)

10.22		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(r)

10.23		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(bb)

10.24		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(cc)

10.25		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(dd)

10.26		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(c)

10.27		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(ee)

10.28		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(ff)

10.29		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(gg)

10.30		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013

10.31	*	Capstone Turbine Corporation Executive Performance Incentive Plan(hh)

10.32	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(ii)

10.33	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(ii)

10.34	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(ii)

10.35	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(z)

10.36	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(jj)

10.37	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(jj)

Exhibit Number		Description
10.38	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(jj)

10.39	*	Form of Inducement Stock Option Agreement(kk)

10.40	*	Form of Inducement Restricted Stock Unit Agreement(kk)

10.41	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(gg)

10.42	*	Consulting Agreement with Mark Gilbreth, dated April 1, 2013

14.1		Code of Business Conduct

14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer

21		Subsidiary List(c)

23.1		Consent of KPMG LLP

23.2		Consent of Deloitte & Touche LLP

24		Power of Attorney (included on the signature page of this Form 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.LAB	**	XBRL Label Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

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

(c)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (File No. 001-15957).

(d)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(e)
Incorporated by reference to Appendix B to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(f)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(g)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(h)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(i)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 001-15957).

(j)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on September 6, 2012 (File No. 001-15957).

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

(n)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1, dated March 22, 2000 (File No. 333-33024).

(p)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(q)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(r)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-15957).

(s)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (File No. 001-15957).

(t)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(u)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 19, 2012 (File No. 001-15957).

(v)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 26, 2013 (File No. 001-15957).

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

(z)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(aa)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2009 (File No. 001-15957).

(bb)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 1, 2010 (File No. 001-15957).

(cc)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on November 12, 2010 (File No. 001-15957).

(dd)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 25, 2011 (File No. 001-15957).

(ee)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 3, 2011 (File No. 001-15957).

(ff)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 001-15957).

(gg)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).

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

(kk)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049)

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2013 and 2012	F-4
For the years ended March 31, 2013, 2012 and 2011:
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2013, 2012 and 2011:
Schedule II—Valuation and Qualifying Accounts	F-36

        Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Capstone Turbine Corporation

        We have audited the accompanying consolidated balance sheet of Capstone Turbine Corporation and subsidiaries (the "Company") as of March 31, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II valuation and qualifying accounts for the year ended March 31, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Turbine Corporation and subsidiaries as of March 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the year ended March 31, 2013.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capstone Turbine Corporation's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
June 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the accompanying consolidated balance sheet of Capstone Turbine Corporation and subsidiaries (the "Company") as of March 31, 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capstone Turbine Corporation and subsidiaries at March 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 14, 2012

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	March 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$38,817	$49,952
Accounts receivable, net of allowance for doubtful accounts of $2,142 at March 31, 2013 and $2,228 at March 31, 2012	17,941	18,576
Inventories	18,513	18,881
Prepaid expenses and other current assets	2,588	2,974

Total current assets	77,859	90,383

Property, plant and equipment, net	3,543	4,833
Non-current portion of inventories	3,252	1,313
Intangible assets, net	2,313	2,811
Other assets	371	452

Total	$87,338	$99,792

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$24,121	$23,061
Accrued salaries and wages	1,721	1,716
Accrued warranty reserve	2,299	1,494
Deferred revenue	3,089	2,995
Revolving credit facility	13,476	10,431
Current portion of notes payable and capital lease obligations	361	363
Warrant liability	10	791

Total current liabilities	45,077	40,851

Long-term portion of notes payable and capital lease obligations	233	70
Other long-term liabilities	142	254
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized, 305,661,276 shares issued and 304,622,573 shares outstanding at March 31, 2013; 415,000,000 shares authorized, 300,315,313 shares issued and 299,317,493 shares outstanding at March 31, 2012	306	300
Additional paid-in capital	796,767	790,901
Accumulated deficit	(753,975)	(731,412)
Treasury stock, at cost; 1,038,703 shares at March 31, 2013 and 997,820 shares at March 31, 2012	(1,212)	(1,172)

Total stockholders' equity	41,886	58,617

Total	$87,338	$99,792

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2013	2012	2011
Revenue	$127,557	$109,371	$81,890
Cost of goods sold	113,172	103,944	82,427

Gross margin (loss)	14,385	5,427	(537)
Operating expenses:
Research and development	8,979	8,237	6,986
Selling, general and administrative	27,364	28,927	26,203

Total operating expenses	36,343	37,164	33,189

Loss from operations	(21,958)	(31,737)	(33,726)
Other income	25	31	32
Interest income	—	2	4
Interest expense	(717)	(857)	(873)
Change in fair value of warrant liability	781	13,983	(3,667)

Loss before income taxes	(21,869)	(18,578)	(38,230)
Provision for income taxes	694	186	240

Net loss	$(22,563)	$(18,764)	$(38,470)

Net loss per common share—basic and diluted	$(0.07)	$(0.07)	$(0.16)

Weighted average shares used to calculate basic and diluted net loss per common share	302,168	266,945	245,941

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock				Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2010	243,015,511	$243	$721,408	$(674,178)	896,109	$(1,041)	$46,432
Purchase of treasury stock	—	—	—	—	53,511	(53)	(53)
Vested restricted stock awards	742,460	1	(1)	—	—	—	—
Stock-based compensation	—	—	2,318	—	—	—	2,318
Exercise of stock options and employee stock purchases	72,842	—	74	—	—	—	74
Stock awards to Board of Directors	109,554	—	100	—	—	—	100
Warrants exercised	12,473,231	13	20,968	—	—	—	20,981
Issuance of common stock for Calnetix Power Solutions acquisition	3,131,313	3	3,095	—	—	—	3,098
Net loss	—	—	—	(38,470)	—	—	(38,470)

Balance, March 31, 2011	259,544,911	$260	$747,962	$(712,648)	949,620	$(1,094)	$34,480
Purchase of treasury stock	—	—	—	—	48,200	(78)	(78)
Vested restricted stock awards	699,107	—	—	—	—	—	—
Stock-based compensation	—	—	1,558	—	—	—	1,558
Exercise of stock options and employee stock purchases	785,504	1	779	—	—	—	780
Stock awards to Board of Directors	77,971	—	94	—	—	—	94
Warrants exercised	16,657,820	16	17,385	—	—	—	17,401
Issuance of common stock, net of issuance costs	22,550,000	23	23,123	—	—	—	23,146
Net loss	—	—	—	(18,764)	—	—	(18,764)

Balance, March 31, 2012	300,315,313	$300	$790,901	$(731,412)	997,820	$(1,172)	$58,617
Purchase of treasury stock	—	—	—	—	40,883	(40)	(40)
Vested restricted stock awards	469,911	—	—	—	—	—	—
Stock-based compensation	—	—	1,500	—	—	—	1,500
Employee stock purchases	22,478	1	20	—	—	—	21
Stock awards to Board of Directors	103,574	—	101	—	—	—	101
Issuance of common stock upon exercise of put option	4,750,000	5	4,245	—	—	—	4,250
Net loss	—	—	—	(22,563)	—	—	(22,563)

Balance, March 31, 2013	305,661,276	$306	$796,767	$(753,975)	1,038,703	$(1,212)	$41,886

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(22,563)	$(18,764)	$(38,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,820	3,404	3,823
Amortization of deferred financing costs	148	169	193
Interest expense on second funding liability	—	—	55
Provision for allowance for doubtful accounts	276	2,256	231
Inventory write-down	1,307	1,525	1,123
Provision for warranty expenses	5,129	4,227	2,089
Loss on disposal of equipment	41	3	213
Stock-based compensation	1,601	1,652	2,418
Change in fair value of warrant liability	(781)	(13,983)	3,667
Changes in operating assets and liabilities:
Accounts receivable	359	(1,503)	(1,096)
Inventories	(2,878)	(998)	1,764
Prepaid expenses and other assets	587	(220)	(910)
Accounts payable and accrued expenses	1,221	2,660	4,966
Accrued salaries and wages and long term liabilities	(107)	106	(151)
Accrued warranty reserve	(4,324)	(3,814)	(2,044)
Deferred revenue	94	1,842	230

Net cash used in operating activities	(17,070)	(21,438)	(21,899)

Cash Flows from Investing Activities:
Acquisition of and deposits on equipment and leasehold improvements	(1,213)	(1,419)	(1,047)
Changes in restricted cash	—	1,250	(1,250)

Net cash used in investing activities	(1,213)	(169)	(2,297)

Cash Flows from Financing Activities:
Net proceeds from (repayment of) revolving credit facility	3,045	3,351	(491)
Repayment of notes payable and capital lease obligations	(128)	(499)	(448)
Net (cash used in) proceeds from employee stock-based transactions	(19)	702	39
Net proceeds from issuance of common stock and warrants	—	23,146	—
Proceeds from exercise of common stock warrants and put options	4,250	11,403	11,282

Net cash provided by financing activities	7,148	38,103	10,382

Net increase (decrease) in Cash and Cash Equivalents	(11,135)	16,496	(13,814)
Cash and Cash Equivalents, Beginning of Year	49,952	33,456	47,270

Cash and Cash Equivalents, End of Year	$38,817	$49,952	$33,456

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$588	$672	$624
Income taxes	$635	$204	$—
Cash received during the period for income tax refund	$—	$127	$222

See accompanying notes to consolidated financial statements.

Supplemental Disclosures of Non-Cash Information:

During the year ended March 31, 2011, the Company issued 3,131,313 shares of common stock to Calnetix Power Solutions, Inc. in connection with the acquisition of the Calnetix microturbine generator product line. See Note 15—Acquisition, for a discussion of the tangible and intangible assets acquired and the details of the acquisition.

In connection with the January 9, 2012 exercise of warrants, the Company recorded $1.6 million to additional paid-in capital to settle the warrant liability.
In connection with the March 9, 2011 exercise of warrants, the Company recorded $11.2 million to additional paid-in capital to settle the warrant liability.

During the years ended March 31, 2013, 2012 and 2011, the Company incurred $476 thousand, $635 thousand and $443 thousand, respectively, in connection with the renewal of insurance contracts, which was financed by notes payable.

Included in accounts payable at March 31, 2013, 2012 and 2011 is $26 thousand, $187 thousand, and $78 thousand of accrued purchases of property and equipment, respectively.

During the year ended March 31, 2013, the Company purchased fixed assets in consideration for the issuance of a note payable of $306 thousand. There were no fixed assets purchased with a note payable during the years ended March 31, 2012 and 2011.

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

        The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings. This Annual Report on Form 10-K (this "Form 10-K") refers to the Company's fiscal years ending March 31 as its "Fiscal" years.

        The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's net loss from operations for the Fiscal years ended 2013, 2012 and 2011 was $22.0 million, $31.7 million and $33.7 million, respectively. Management believes the improvement in the net loss will continue as the Company makes overall progress on our path to profitability. The Company's cash and cash equivalents as of March 31, 2013 and 2012 were $38.8 million and $50.0 million, respectively. The Company's change in cash and cash equivalents and its working capital requirements were in accordance with management's plan during Fiscal 2013.

        Management believes that existing cash and cash equivalents are sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that the Company may need to raise additional capital in the future. The Company may seek to raise funds by selling additional securities to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

        The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, and Capstone Turbine Singapore Pte., Ltd., its wholly owned subsidiary that was formed in February 2011, after elimination of inter-company transactions.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        See Note 11—Revolving Credit Facility, for discussion of the line of credit with Wells Fargo.

        Fair Value of Financial Instruments    The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, revolving credit facility and notes payable approximate fair market value based on their short-term nature. See Note 10—Fair Value Measurements, for disclosure regarding the fair value of other financial instruments.

        Accounts Receivable    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

        Inventories    The Company values inventories at first in first out ("FIFO") basis and lower of cost or market. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company's products. All inventories expected to be used in more than one year are classified as long-term.

        Depreciation and Amortization    Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Leasehold improvements are amortized over the lease term or the estimated useful lives of the assets, whichever is shorter. Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method with the exception of the backlog of 100 kW microturbines ("TA100") acquired from Calnetix Power Solutions, Inc. ("CPS"). Purchased backlog is amortized based on unit sales and presented as a component of cost of goods sold.

        Long-Lived Assets    The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2013 and determined that no impairment was necessary. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. See Note 5—Intangible Assets.

        Deferred Revenue    Deferred revenue consists of deferred product and service revenue and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company's revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

        Revenue    The Company's revenue consists of sales of products, parts, accessories and service, which includes a comprehensive Factory Protection Plan ("FPP"), net of discounts. Capstone's distributors purchase products, parts and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning repair and maintenance service. The Company's standard terms of sales to distributors and direct end-users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

right of return or exchange, and no post-shipment performance obligations by Capstone except for warranties provided on the products and parts sold.

        Revenue from the sale of products, parts and accessories is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Service performed by the Company has consisted primarily of time and materials based contracts. The time and materials contracts are usually related to out-of-warranty units. Service revenue derived from time and materials contracts is recognized as the service is performed. The Company also provides maintenance service contracts to customers of its existing installed base. The maintenance service contracts are agreements to perform certain services to maintain a product for a specified period of time. Service revenue derived from maintenance service contracts is recognized on a straight-line basis over the contract period.

        The Company occasionally enters into agreements that contain multiple elements, such as sale of equipment, installation, engineering and/or service. The Company allocates the total contract value among each element based on a selling price hierarchy as follows, where the selling price is based on (i) vendor specific objective evidence ("VSOE"), (ii) third party evidence ("TPE") or (iii) best estimate of selling price if VSOE or TPE are not available. Revenue is the amount related to each element or recognized in accordance with the revenue recognition policies discussed above.

        Warranty    The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company's product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company's warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company's judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

        Research and Development ("R&D")    The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $1.7 million, $0.8 million and $0.9 million for the years ended March 31, 2013, 2012 and 2011, respectively.

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

        Risk Concentrations    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2013, the majority of our cash balances were held at financial institutions located in California, in accounts that are insured by the Federal Deposit Insurance Corporation. Uninsured balances aggregate to approximately $38.6 million as of March 31, 2013. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

        Sales to Horizon Power Systems ("Horizon"), one of the Company's domestic distributors, accounted for 27%, 19% and 18% of revenue for the years ended March 31, 2013, 2012 and 2011, respectively. Sales to BPC Engineering ("BPC"), one of the Company's Russian distributors, accounted for 11%, 26% and 23% of revenue for the years ended March 31, 2013, 2012 and 2011, respectively. Additionally, BPC and Regatta Solutions, Inc., one of the Company's domestic distributors, accounted for 35% and 11%, respectively, of net accounts receivable as of March 31, 2013. BPC accounted for 44% of net accounts receivable as of March 31, 2012.

        Accounts receivable, net as of March 31, 2013 and 2012 includes $0.3 million and $0.1 million of other receivables, respectively from the U.S. Department of Energy ("DOE") under grants awarded in 2009 and 2010.

        The Company recorded bad debt expense of $0.3 million, $2.3 million and $0.2 million for the years ended March 31, 2013, 2012 and 2011, respectively.

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

        Net Loss Per Common Share    Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2013, 2012 and 2011 were 11.8 million, 10.0 million and 10.1 million, respectively. Outstanding restricted stock units at March 31, 2013, 2012 and 2011 were 1.5 million, 1.1 million and 1.5 million, respectively. As of March 31, 2013, 2012 and 2011, the number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million, 26.5 million and 21.7 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Stock-Based Compensation    Options or stock awards are recorded at their estimated fair value at the measurement date. The Company recognizes compensation cost for options and stock awards that have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

        Segment Reporting    The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company's customers (in thousands):

	Year Ended March 31,
	2013	2012	2011
United States	$57,001	$41,796	$25,630
Mexico	22,581	7,798	5,416
All other North America	4,370	116	808

Total North America	83,952	49,710	31,854
Russia	13,827	29,722	20,655
All other Europe	12,036	17,452	15,375

Total Europe	25,863	47,174	36,030
Asia	8,473	5,692	7,811
Australia	5,461	2,749	3,754
All other	3,808	4,046	2,441

Total Revenue	$127,557	$109,371	$81,890

        The following table summarizes the Company's revenue by product (in thousands):

	Year Ended March 31,
	2013	2012	2011
C30	$6,756	$4,426	$6,043
C65	22,899	28,680	23,377
TA100	1,485	681	5,121
C200	18,099	7,361	5,289
C600	12,384	7,567	2,172
C800	5,324	8,728	4,362
C1000	35,571	32,475	18,619
Waste heat recovery generator	—	—	627
Unit upgrades	129	—	704

Total from Microturbine Products	102,647	89,918	66,314
Accessories, Parts and Service	24,910	19,453	15,576

Total	$127,557	$109,371	$81,890

        Substantially all of the Company's operating assets are in the United States.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventories

        Inventories are valued on a FIFO basis and lower of cost or market and consisted of the following as of March 31, 2013 and 2012 (in thousands):

	2013	2012
Raw materials	$20,198	$18,476
Work in process	—	151
Finished goods	1,567	1,567

Total	21,765	20,194
Less non-current portion	(3,252)	(1,313)

Current portion	$18,513	$18,881

        The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of March 31, 2013 is 1.6 years. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2013 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-current Inventory Balance Expected to be Used
13 to 24 months	$2,401
25 to 36 months	567
37 to 48 months	284

Total	$3,252

4. Property, Plant and Equipment

        Property, plant and equipment as of March 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012	Estimated Useful Life
Machinery, rental equipment, equipment, automobiles and furniture	$20,649	$20,506	2 - 10 years
Leasehold improvements	9,708	9,696	10 years
Molds and tooling	4,933	4,880	2 - 5 years

	35,290	35,082
Less, accumulated depreciation	(31,747)	(30,249)

Total property, plant and equipment, net	$3,543	$4,833

        Depreciation expense for property, plant and equipment was $2.3 million, $2.6 million and $2.8 million for the years ended March 31, 2013, 2012 and 2011, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2013
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,487	$213
Technology	10 years	2,240	709	1,531
Parts and service customer relationships	5 years	1,080	684	396
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	317	173
Trade name	1.2 years	69	69	—

Total		$8,196	$5,883	$2,313

	March 31, 2012
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,437	$263
Technology	10 years	2,240	485	1,755
Parts and service customer relationships	5 years	1,080	468	612
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	309	181
Trade name	1.2 years	69	69	—

Total		$8,196	$5,385	$2,811

        Amortization expense for the intangible assets was $0.5 million, $0.8 million, and $1.1 million for the years ended March 31, 2013, 2012 and 2011.

        Expected future amortization expense of intangible assets as of March 31, 2013 is as follows (in thousands):

Year Ending March 31,	Amortization Expense
2014	$582
2015	532
2016	273
2017	273
2018	242
Thereafter	411

Total expected future amortization	$2,313

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets (Continued)

        The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated ("Solar"). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $76,700, $72,800, and $62,800 were earned by Solar for the years ended March 31, 2013, 2012 and 2011, respectively. Earned royalties of approximately $24,600 and $17,500 were unpaid as of March 31, 2013 and 2012, respectively, and are included in accrued expenses in the accompanying balance sheets.

6. Accrued Warranty Reserve

        Changes in the accrued warranty reserve are as follows as of March 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance, beginning of the period	$1,494	$1,081	$1,036
Standard warranty provision	3,874	3,790	2,015
Changes for accrual related to reliability repair programs	1,255	437	74
Deductions for warranty claims	(4,324)	(3,814)	(2,044)

Balance, end of the period	$2,299	$1,494	$1,081

7. Deferred Revenue

        Changes in deferred revenue are as follows as of March 31, 2013 (in thousands):

2013
FPP Balance, beginning of the period	$1,167
FPP Billings	5,884
FPP Revenue recognized	(5,639)

Balance attributed to FPP contracts	1,412
Deposits	1,677

Deferred revenue balance, end of the period	$3,089

        Comprehensive Factory Protection Plan ("FPP") deferred revenue represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

8. Income Taxes

        Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes for the year ended March 31, 2013 was $0.7 million, which was all related to foreign taxes. The Company did not have current federal income taxes for the year ended March 31, 2013.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Federal income tax at the statutory rate	$(7,436)	$(6,317)	$(12,997)
State taxes, net of federal effect	(661)	(727)	(1,390)
Foreign taxes	675	313	461
R&D tax credit	(1,157)	(455)	(367)
Impact of state rate change	838	(693)	1,541
Warrant liability	(299)	(5,301)	9,981
Expiring NOL	—	9,765	6,278
Valuation allowance	(1,877)	3,423	(4,343)
Excess tax benefit—stock compensation	10,383	—	—
Other	228	178	1,076

Income tax expense (benefit)	$694	$186	$240

        The Company's deferred tax assets and liabilities consisted of the following at March 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred tax assets:
Inventories	$1,754	$1,492
Warranty reserve	866	597
Deferred revenue	532	466
Net operating loss ("NOL") carryforwards	211,724	215,545
Tax credit carryforwards	18,295	17,013
Depreciation, amortization and impairment loss	3,997	4,252
Other	5,498	5,434

Deferred tax assets	242,666	244,799
Valuation allowance for deferred tax assets	(232,555)	(234,432)

Deferred tax assets, net of valuation allowance	10,111	10,367
Deferred tax liabilities:
Federal benefit of state taxes	(10,111)	(10,367)

Net deferred tax assets	$—	$—

        Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for Fiscal 2013, 2012 and 2011 was $1.9 million, $3.4 million and $4.3 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        The Company's NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2013 were as follows (in thousands):

	Amount	Expiration Period
Federal NOL	$592,005	2018 - 2033
State NOL	$283,866	2013 - 2033
Federal tax credit carryforwards	$9,577	2018 - 2033
State tax credit carryforwards	$8,718	Indefinite

        The NOLs and federal and state tax credits can be carried forward to offset future taxable income, if any. Utilization of the NOLs and tax credits are subject to an annual limitation of approximately $57.3 million due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The federal tax credit carryforward is a research and development credit, which may be carried forward. The state tax credits consist of a research and development credit can be carried forward indefinitely.

        Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder ("Disqualifying Dispositions") provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $27.7 million of the Company's federal and state NOL carryforwards as of March 31, 2013 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. In accordance with the reporting requirements under ASC 718, we did not include approximately $10.4 million of excess windfall tax benefits resulting from stock option exercises as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to those windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carry forwards excluded under ASC 718 was approximately $10.4 million at March 31, 2013. When realized, those excess windfall tax benefits are credited to additional paid-in capital.

        Accounting Standards Codification ("ASC") 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management's evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2013 and 2012 was $2.4 million and $2.1 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2013 or March 31, 2012. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2013 and March 31, 2012 was $2.4 million and $2.1 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2013 and 2012 was $9.6 million and $9.1 million, and $8.7 million and $7.9 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2010	$1,806
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	167
Lapse of statute of limitations	—

Balance at March 31, 2011	$1,973
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	175
Lapse of statute of limitations	—

Balance at March 31, 2012	$2,148
Gross decrease related to prior year tax positions	(100)
Gross increase related to prior year tax positions	222
Gross increase related to current year tax positions	148
Lapse of statute of limitations	—

Balance at March 31, 2013	$2,418

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2008. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2013. The Company settled its Internal Revenue Service examination of its U.S. federal tax return for the fiscal year ended March 31, 2010 during the third quarter of the fiscal year ended March 31, 2012, with no findings that resulted in a change to the Company's financial statements. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

9. Stockholders' Equity

        The following table summarizes, by statement of operations line item, stock-based compensation expense for the years ended March 31, 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Cost of goods sold	$92	$136	$209
Research and development	319	324	211
Selling, general and administrative	1,190	1,192	1,998

Stock-based compensation expense	$1,601	$1,652	$2,418

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

Stock Plans

1993 Incentive Stock Plan and 2000 Equity Incentive Plan

        In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan ("1993 Plan"). A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan. In June 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") as a successor plan to the 1993 Plan. The 2000 Plan provides for awards of up to 11,180,000 shares of common stock, plus 7,800,000 shares previously authorized under the 1993 Plan; provided, however, that the maximum aggregate number of shares which may be issued is 18,980,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee's authority includes determining the number of incentive awards and vesting provisions. As of March 31, 2013, there were 7,059,019 shares available for future grant.

        As of March 31, 2013, the Company had outstanding 3,550,000 non-qualified common stock options issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company's common stock on the grant date. Included in the 3,550,000 options were 2,000,000 options granted to the Company's President and Chief Executive Officer, 850,000 options granted to the Company's Executive Vice President of Sales and Marketing, 250,000 options granted to the Company's Senior Vice President of Program Management, 200,000 options granted to the Company's Senior Vice President of Human Resources and 250,000 options granted to the Company's Senior Vice President of Customer Service. Additionally, as of March 31, 2013, the Company had outstanding 62,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued during the second quarter of Fiscal 2013 as an inducement grant to the Company's Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

equal installments over a period of four years. Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at March 31, 2012	10,039,651	$1.41
Granted	1,958,330	$1.01
Exercised	—	—
Forfeited, cancelled or expired	(206,216)	$2.16

Options outstanding at March 31, 2013	11,791,765	$1.33	5.6	$157,050
Options fully vested at March 31, 2013 and those expected to vest beyond March 31, 2013	11,560,603	$1.34	5.5	$157,048
Options exercisable at March 31, 2013	9,024,229	$1.39	4.6	$155,696

        The weighted average per share grant date fair value of options granted during the fiscal years ended March 31, 2013, 2012 and 2011 was $0.67, $1.19 and $1.02, respectively. There were no options exercised during the fiscal year ended March 31, 2013. The weighted average per share grant date fair value of options exercised during the fiscal years ended March 31, 2012 and 2011 was $0.99 and $1.05, respectively. The Company recorded expense of approximately $0.9 million, $0.9 million and $1.5 million associated with its stock options for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. The total intrinsic value of option exercises during the fiscal years ended March 31, 2012 and 2011, was approximately $0.6 million and $35,000, respectively. As of March 31, 2013, there was approximately $1.7 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.8 years.

        The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation method and the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2013	2012	2011
Risk-free interest rates	0.8%	1.9%	3.1%
Expected lives (in years)	5.7	5.0	5.0
Dividend yield	—%	—%	—%
Expected volatility	79.8%	89.0%	97.9%
Weighted average grant date fair value of options granted during the period	$0.67	$1.19	$1.02

        The Company's computation of expected volatility for the fiscal years ended March 31, 2013, 2012 and 2011 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options' expected term.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the fiscal years ended March 31, 2013, 2012 and 2011 has been reduced by estimated forfeitures. Management's estimate of forfeitures is based on historical forfeitures. The following table outlines the restricted stock unit activity:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2012	1,143,262	$1.20
Granted	919,414	$1.00
Vested and issued	(469,911)	$1.15
Forfeited	(125,669)	$1.05

Nonvested restricted stock units outstanding at March 31, 2013	1,467,096	$1.10

Restricted stock units expected to vest beyond March 31, 2013	1,358,386	$1.10

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

        The weighted average per share grant date fair value of restricted stock granted during the fiscal years ended March 31, 2013, 2012 and 2011 was $1.00, $1.47 and $1.04, respectively. The total fair value of restricted stock units vested and issued by the Company during the years ended March 31, 2013, 2012 and 2011 was approximately $0.6 million, $1.1 million and $0.8 million, respectively. The Company recorded expense of approximately $0.8 million, $0.7 million and $1.0 million associated with its restricted stock awards and units for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. As of March 31, 2013, there was approximately $1.0 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.2 years.

        During the fiscal years ended March 31, 2013, 2012 and 2011 the Company issued a total of 103,574, 77,971 and 109,554 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors' fees in stock in lieu of cash. For each term of the Board of Directors (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive, in lieu of all or any portion of their annual retainer or committee fee cash payment, a stock award. The shares of stock were valued based on the closing price of the Company's common stock on

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

the date of grant, and the weighted average grant date fair value for these shares during each of the fiscal years ended March 31, 2013, 2012 and 2011 was $0.98, $1.20 and $0.91, respectively.

2000 Employee Stock Purchase Plan

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. In August 2010, the Board of Directors adopted and the stockholders approved an amendment and restatement of the Purchase Plan. The amendment and restatement includes an increase of 500,000 shares of common stock that will be available under the Purchase Plan and extends the term of the Purchase Plan for a period of ten years. As amended, the Purchase Plan will continue by its terms through June 30, 2020, unless terminated sooner, and will reserve for issuance a total of 1,400,000 shares of common stock. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee's regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Global Market on the day in question. During the fiscal years ended March 31, 2013, 2012 and 2011, the Company issued a total of 22,478 shares, 21,338 shares and 25,133 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the Purchase Plan. As of March 31, 2013, there were 442,490 shares available for future grant under the Purchase Plan.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

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

Underwritten and Registered Direct Placement of Common Stock

        Effective March 5, 2012, the Company completed a registered direct placement in which it sold 22.6 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit (the "2012 Warrants"). Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The 2012 Warrants expire on October 31, 2013. In addition, the Company obtained the right to require investors in the offering to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the "Put Options") during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. Each Put Option was subject to certain conditions which reduced the number of shares that could be sold or eliminate the Put Option. These conditions included a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company's common shares during the 30 trading days prior to the exercise of the Put Option. The March 2012 sale resulted in net proceeds of approximately $23.1 million net of direct incremental costs of approximately $1.9 million.

        On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company's exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period would be discounted pursuant to a formula that resulted in a purchase price for the first exercise period of $0.94 per share. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the 2012 Warrants originally issued to the Investor to $1.26. The exercise of the first Put Option resulted in net proceeds of $4.2 million. The 2012 Warrants still outstanding as of March 31, 2013 provided for the purchase of 22.6 million shares at a weighted average exercise price of $1.41 per share. On February 21, 2013, the Company entered into a letter agreement (each a "Letter Agreement" and, collectively, the "Letter Agreements") with each of the investors in the March 5, 2012 registered direct offering. Pursuant to the Letter Agreements, the parties evidenced their mutual agreement that the Company would not exercise any portion of the second Put Option. The Company chose not to exercise the second of the two Put Options because of its improved cash position and its desire to avoid stockholder dilution.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

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

        Effective November 21, 2011, the Company entered into warrant exercise agreements with (i) two holders of warrants issued by the Company on September 17, 2009 (the "September 2009 Warrants") to purchase an aggregate of 5.8 million shares of the Company's common stock, (ii) four holders of warrants issued by the Company on September 17, 2008 (the "2008 Warrants") to purchase an aggregate of 2.4 million shares of the Company's common stock and (iii) six holders of 2007 Warrants to purchase an aggregate of 5.2 million shares of the Company's common stock. Pursuant to the warrant exercise agreements, the September 2009 Warrant holders agreed to exercise the September 2009 Warrants described above at the existing exercise price of $1.34 in exchange for a fee of an aggregate amount of approximately $5.4 million, the 2008 Warrant holders agreed to exercise the 2008 Warrants described above at the existing exercise price of $1.60 in exchange for a fee of an aggregate amount of approximately $2.2 million and the 2007 Warrant holders agreed to exercise the 2007 Warrants described above at the existing exercise price of $1.17 in exchange for a fee of an aggregate amount of approximately $1.8 million. The net proceeds to the Company, in connection with the exercise of the September 2009 Warrants, the 2008 Warrants and the 2007 Warrants, were approximately $8.4 million. The 2008 Warrants to purchase an additional 0.5 million shares were subsequently exercised on November 22, 2011 at the existing exercise price of $1.60 in exchange for a fee of approximately $0.5 million, resulting in net proceeds of approximately $0.4 million.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

        The following table outlines the warrant activity:

	March 2012 Shares	September 2009 Shares	May 2009 Shares	September 2008 Shares	January 2007 Shares
Balance, March 31, 2010	—	5,780,347	3,612,717	7,686,795	17,003,898
Issuance of warrants	—	—	—	48,042	—
Warrants exercised	—	—	(3,612,717)	(392,190)	(8,468,324)

Balance, March 31, 2011	—	5,780,347	—	7,342,647	8,535,574
Issuance of warrants	22,550,000	—	—	—	—
Warrants exercised	—	(5,780,347)	—	(3,579,239)	(7,298,234)
Anti-dilution provision	—	—	—	146,626	—
Warrants expired	—	—	—	—	(1,237,340)

Balance, March 31, 2012	22,550,000	—	—	3,910,034	—
Anti-dilution provision	—	—	—	51,437

Balance, March 31, 2013	22,550,000	—	—	3,961,471	—

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Measurements (Continued)

        The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2013 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$27,742	$27,742	$—	$—
Warrant liability	$(10)	$—	$—	$(10)

        Cash equivalents includes cash held in money market and U.S. Treasury Funds at March 31, 2013.

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

	As of March 31, 2013		As of March 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$13,476	$13,476	$10,431	$10,431

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Measurements (Continued)

Changes in the liability from period to period are recorded in the Statements of Operations under the caption "Change in fair value of warrant liability."

        The fair value of the Company's warrant liability (see Note 9—Stockholders' Equity—Underwritten and Registered Direct Placement of Common Stock) recorded in the Company's financial statements is determined using the Monte Carlo simulation valuation method and the quoted price of the Company's common stock in an active market, volatility and expected life, a Level 3 measurement. Volatility is based on the actual market activity of the Company's stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' expected life.

        The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012
Risk-free interest rates range	0.1% to 0.2%	0.0% to 1.5%
Contractual term (in years)	0.5 years to 1.2 years	0.1 years to 4.9 years
Expected volatility range	37.2% to 65.8%	60.5% to 84.9%

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

Warrant liability:
Balance as of March 31, 2010	$26,803
Total realized and unrealized (gains) losses:
Expense included in change in fair value of warrant liability	3,667
Purchases, issuances and settlements	(9,698)

Balance as of March 31, 2011	$20,772
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	(13,872)
Purchases, issuances and settlements	(6,109)

Balance at March 31, 2012	$791
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	(781)

Balance at March 31, 2013	$10

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Revolving Credit Facility

        The Company maintains two Credit and Security Agreements, as amended (the "Agreements"), with Wells Fargo Bank, National Association ("Wells Fargo"), which provide the Company with a line of credit of up to $15.0 million in the aggregate (the "Credit Facility"). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. The Agreements will terminate in accordance with their terms on September 30, 2014.

        The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo's consent, including covenants that limit the Company's ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company's capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company's assets, (f) change the Company's accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company's financial performance which was $15.0 million as of March 31, 2013, and (c) limitations on the Company's annual capital expenditures. The Agreement also defines an event of default to include a material adverse effect on the Company's business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

        Several times since entering into the Agreements and prior to April 1, 2012, the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. If the Company had not obtained the waivers and amended the Agreements as described above, the Company would not have been able to draw additional funds under the Credit Facility.

        In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on the Company's current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of compliance from Wells Fargo. On June 7, 2013, the Company entered into an amendment to the Agreements which set the financial covenants for Fiscal 2014. As of March 31, 2013 the Company was in compliance with the covenants contained in the amended Agreements for Fiscal 2013.

        The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate ("LIBOR"), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company's borrowings

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Revolving Credit Facility (Continued)

and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company's borrowing rate at March 31, 2013 and March 31, 2012 was 5.4% and 5.5%, respectively.

        The Company incurred $0.1 million in origination fees in connection with a September 2011 amendment to the Agreements that increased borrowing capacity and extended the maturity date of the line of credit. These fees were capitalized and are being amortized to interest expense through September 2014. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2013 and March 31, 2012, $13.5 million and $10.4 million in borrowings were outstanding, respectively, under the Credit Facility. As of March 31, 2013, approximately $40,000 was available for additional borrowing. Interest expense related to the Credit Facility during the year ended March 31, 2013 was $0.7 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during each of the years ended March 31, 2012 and 2011 was $0.8 million, which includes $0.2 million in amortization of deferred financing costs.

12. Commitments and Contingencies

Purchase Commitments

        As of March 31, 2013, the Company had firm commitments to purchase inventories of approximately $31.5 million through Fiscal 2014. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

        The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2018. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.1 million and $0.3 million as of March 31, 2013 and 2012, respectively. Rent expense was approximately $2.1 million, $2.1 million and $2.4 million for the years ended March 31, 2013, 2012 and 2011, respectively.

        On August 27, 2009, the Company entered into a second amendment (the "Chatsworth Amendment") to the Lease Agreement, dated December 1, 1999, for leased premises used by the Company for primary office space, engineering testing and manufacturing located in Chatsworth, California. The Chatsworth Amendment extends the term of the Lease Agreement from May 31, 2010 to July 31, 2014. The Company has two five-year options to extend the term of the Lease Agreement beyond July 31, 2014. The Chatsworth Amendment also sets the monthly base rent payable by the Company under the Lease Agreement at $67,000 per month, with an annual increase in the base rent on August 1, 2010, August 1, 2011, August 1, 2012 and August 1, 2013. On such dates, the base rent

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

shall increase by 5% of the base rent in effect at the time of the increase or a percentage equivalent to the increase in the Consumer Price Index, whichever is greater.

        On March 28, 2013, the Company and Prologis, L.P., formerly known as AMB Property, L.P., entered into a third amendment (the "Van Nuys Amendment") to the Lease Agreement dated September 25, 2000, for leased premises used by the Company for engineering testing and manufacturing located in Van Nuys, California. The Van Nuys Amendment extends the term of the Lease Agreement from December 31, 2012 to December 31, 2017. The Amendment also adjusts the monthly base rent payable by the Company under the Lease Agreement to the following: $60,000 per month from January 1, 2013 through June 30, 2015 and $65,000 per month from July 1, 2015 through December 31, 2017.

        At March 31, 2013, the Company's minimum commitments under non-cancelable operating leases were as follows (in thousands):

Year Ending March 31,	Operating Leases
2014	$1,881
2015	1,136
2016	780
2017	779
2018	584

Total minimum lease payments	$5,160

Other Commitments

        During the three months ended December 31, 2012, the Company incurred $0.5 million in connection with the renewal of insurance contracts, which was financed by a note payable. The note bears interest at rate of 2.2% per annum with principal and interest paid monthly through August 2013. The outstanding balance of the note payable as of March 31, 2013 was approximately $0.2 million.

        During the three months ended December 31, 2011, the Company incurred $0.6 million in connection with the renewal of insurance contracts, which was financed by a note payable. The note bears interest at rate of 2.2% per annum with principal and interest paid monthly through October 2012. The outstanding balance of the note payable as of March 31, 2012 was approximately $0.3 million. As of March 31, 2013 this note payable was paid in full.

        On February 1, 2010, the Company and CPS also entered into an agreement pursuant to which the Company agreed to purchase 125 kW waste heat recovery generator systems from CPS, which agreement was subsequently assigned to General Electric Company (GE) in October of 2010. In exchange for certain minimum purchase requirements of $18.7 million through December 2015, the Company has exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. As of March 31, 2013, the Company was not in compliance with the minimum purchase requirements in the agreement. Loss of exclusivity is dependent upon receiving proper notification from GE as set forth in the agreement.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

        In September 2010, the Company was awarded a grant from the DOE for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. During Fiscal 2012, this project was extended until September 2013. The Company billed the DOE under the contract for this project a cumulative amount of $2.4 million through March 31, 2013.

        In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. During Fiscal 2012, this project was extended until September 2013. The Company billed the DOE under this contract a cumulative amount of $1.3 million through March 31, 2013.

        Agreements the Company has with some of its distributors require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company's product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2013, no significant inventories were held at distributors.

Legal Matters

        From time to time, the Company may become subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material effect on the Company's operating results, cash flows, financial position or results of operations should such litigation be resolved unfavorably.

13. Employee Benefit Plans

        The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company began matching 50 cents on the dollar up to 4% of the employee's contributions in October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company's match vests 25% a year over four years starting from the employee's hire date. The expense recorded by the Company for the years ended March 31, 2013, 2012 and 2011 was approximately $0.2 million, $0.3 million and $0.2 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Other Current Liabilities

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

        On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier. The amendment amends the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. Carrier earned $4.3 million, $3.2 million and $1.9 million in royalties for C200 and C1000 Series system sales during the year ended March 31, 2013, 2012 and 2011, respectively. Earned royalties of $1.4 million and $1.0 million were unpaid as of March 31, 2013 and March 31, 2012, respectively, and are included in accrued expenses in the accompanying balance sheets.

15. Acquisition

        On February 1, 2010 (the "Closing Date"), the Company acquired the microturbine generator product line (the "MPL") from CPS to expand the Company's microturbine product line and to gain relationships with distributors to supply the Company's products. The Company entered into an Asset Purchase Agreement ("APA"), subject to an existing license retained by CPS, to purchase all of the rights and assets related to the manufacture and sale of the MPL, including intellectual property, design, tooling, drawings, patents, know-how, distribution and supply agreements.

        The table below summarizes the consideration paid for the rights and assets of the MPL on the Closing Date. No voting interests in CPS were acquired in this transaction (in thousands).

Description	Purchase Price
Stock issued at Closing Date	$1,798
Fair value of consideration at Second Funding Date, stock or cash	2,990

Total purchase consideration	$4,788

        Pursuant to the APA, the Company issued to CPS 1,550,387 shares of common stock at the Closing Date and agreed to pay additional consideration of $3.1 million on July 30, 2010 (the "Second Funding Date"). The additional consideration was to be paid, at the Company's discretion, in shares of the Company's common stock or cash. The Company elected to satisfy the amount due on the Second Funding Date with common stock and issued 3,131,313 shares to CPS. This second payment constituted a financial instrument which was accounted for as a liability at fair value at the acquisition date in accordance with ASC 480, "Distinguishing Liabilities from Equity." This liability was recorded at fair

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Acquisition (Continued)

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

        The following table presents the purchase price allocation (in thousands):

Description	Purchase Price
Manufacturing equipment	$292
Intangible Assets:
Technology	2,240
Parts/service customer relationships	1,080
TA100 customer relationships	617
Backlog	490
Trade name	69

Total purchase consideration	$4,788

        The financial results of the MPL have been included in the Company's Statements of Operations commencing on the Closing Date. Total revenue and net loss generated from the MPL subsequent to the Closing Date were $1.3 million and $32,500, respectively. The following unaudited pro forma financial information presents the results as if the MPL acquisition had occurred at the beginning of Fiscal 2010 (in thousands):

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Acquisition (Continued)

Original Equipment Manufacturer ("OEM") Agreement

        On the Closing Date, the Company also entered into an agreement with CPS to purchase 125 kW waste heat recovery generator systems from CPS. In exchange for certain minimum purchase requirements through December 2015, the Company has exclusive rights to sell the zero-emission waste heat recovery generator for all microturbine applications and for applications 500 kW or lower where the source of heat is the exhaust of a reciprocating engine used in a landfill application. The Company must meet specified annual sales targets in order to maintain the exclusive rights to sell the waste heat recovery generators. The OEM agreement is being treated as a separate transaction from the MPL acquisition. As of March 31, 2013, the Company was not in compliance with the minimum purchase requirements in the agreement. Loss of exclusivity is dependent upon receiving proper notification from GE as set forth in the agreement.

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2013, 2012 and 2011

(In thousands)

Allowance for Doubtful Accounts:
Balance, March 31, 2010	$121
Additions charged to costs and expenses	359
Deductions	(268)

Balance, March 31, 2011	$212
Additions charged to costs and expenses	2,256
Deductions	(240)

Balance, March 31, 2012	$2,228
Additions charged to costs and expenses	276
Deductions	(362)

Balance, March 31, 2013	$2,142

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
Date: June 13, 2013	By:	/s/ EDWARD I. REICH Edward I. Reich Executive Vice President, Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date

/s/ DARREN R. JAMISON Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2013
/s/ EDWARD I. REICH Edward I. Reich	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	June 13, 2013
/s/ JAYME L. BROOKS Jayme L. Brooks	Chief Accounting Officer (Principal Accounting Officer)	June 13, 2013
/s/ GARY D. SIMON Gary D. Simon	Chairman of the Board of Directors	June 13, 2013
/s/ RICHARD K. ATKINSON Richard K. Atkinson	Director	June 13, 2013
/s/ JOHN V. JAGGERS John V. Jaggers	Director	June 13, 2013

Signature	Title	Date

/s/ NOAM LOTAN Noam Lotan	Director	June 13, 2013
/s/ GARY J. MAYO Gary J. Mayo	Director	June 13, 2013
/s/ ELIOT G. PROTSCH Eliot G. Protsch	Director	June 13, 2013
/s/ HOLLY A. VAN DEURSEN Holly A. Van Deursen	Director	June 13, 2013
/s/ DARRELL J. WILK Darrell J. Wilk	Director	June 13, 2013

Exhibit Index

Exhibit Number		Description
1		Placement Agent Agreement, between Capstone Turbine Corporation and Lazard Capital Markets LLC, dated February 29, 2012(a)

2.1		Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(b)

2.2		Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(c)

2.3		Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(c)

3.1		Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(d)

3.2		Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(e)

3.3		Amended and Restated Bylaws of Capstone Turbine Corporation(f)

4.1		Specimen stock certificate(g)

4.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(h)

4.3		Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(i)

4.4		Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 30, 2012(j)

4.5		Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(h)

4.6		Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(k)

4.7		Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(c)

4.8		Form of Warrant issued to investors in the 2012 registered direct offering(a)

4.9		Form of Warrant issued to investors in the 2008 registered direct offering(l)

10.1		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(m)

10.1		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(m)

10.2		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)

10.3		Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California

10.5	*	1993 Incentive Stock Option Plan(o)

Exhibit Number		Description
10.6	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan as amended and restated effective August 30, 2012(p)

10.7	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(q)

10.8	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(r)

10.9	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(s)

10.10		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(t)

10.11		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011(c)

10.12		Form of Subscription Agreement between Capstone Turbine Corporation and investors in the 2012 registered direct offering(a)

10.13		Form of Investor Agreement, dated September 18, 2012, between Capstone Turbine Corporation and an investor in the 2012 registered direct offering(u)

10.14		Form of Investor Letter Agreement, dated February 21, 2013, between Capstone Turbine Corporation and investors in the 2012 registered direct offering(v)

10.15		Form of Warrant Exercise Agreement, dated March 9, 2011, between Capstone Turbine Corporation and investors in the March 2011 Warrant Exercise Transaction(w)

10.16		Form of Warrant Exercise Agreement dated November 21, 2011, between Capstone Turbine Corporation and investors in the November 2011 Warrant Exercise Transaction(x)

10.17		Form of Warrant Exercise Agreement dated January 9, 2012, between Capstone Turbine Corporation and investors in the January 2012 Warrant Exercise Transaction(y)

10.18		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(z)

10.19		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(z)

10.20		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(z)

10.21		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(aa)

10.22		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(r)

10.23		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(bb)

Exhibit Number		Description
10.24		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(cc)

10.25		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(dd)

10.26		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(c)

10.27		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(ee)

10.28		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(ff)

10.29		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(gg)

10.30		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013

10.31	*	Capstone Turbine Corporation Executive Performance Incentive Plan(hh)

10.32	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(ii)

10.33	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(ii)

10.34	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(ii)

10.35	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(z)

10.36	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(jj)

10.37	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(jj)

10.38	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(jj)

10.39	*	Form of Inducement Stock Option Agreement(kk)

10.40	*	Form of Inducement Restricted Stock Unit Agreement(kk)

10.41	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(gg)

10.42	*	Consulting Agreement with Mark Gilbreth, dated April 1, 2013

14.1		Code of Business Conduct

14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer

21		Subsidiary List(c)

23.1		Consent of KPMG LLP

23.2		Consent of Deloitte & Touche LLP

Exhibit Number		Description
24		Power of Attorney (included on the signature page of this Form 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.LAB	**	XBRL Label Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

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

(c)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (File No. 001-15957).

(d)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(e)
Incorporated by reference to Appendix B to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(f)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(g)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(h)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(i)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 001-15957).

(j)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on September 6, 2012 (File No. 001-15957).

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

(n)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-1, dated March 22, 2000 (File No. 333-33024).

(p)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(q)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(r)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-15957).

(s)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (File No. 001-15957).

(t)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(u)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 19, 2012 (File No. 001-15957).

(v)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 26, 2013 (File No. 001-15957).

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

(z)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(aa)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2009 (File No. 001-15957).

(bb)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 1, 2010 (File No. 001-15957).

(cc)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on November 12, 2010 (File No. 001-15957).

(dd)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on March 25, 2011 (File No. 001-15957).

(ee)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 3, 2011 (File No. 001-15957).

(ff)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 001-15957).

(gg)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).

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