Form 10-Q
period 2013-06-30
CAPSTONE TURBINE Corp
filed 2013-08-08
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2013 was 304,883,615.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$21,598	$38,817
Accounts receivable, net of allowance for doubtful accounts of $2,159 at June 30, 2013 and $2,142 at March 31, 2013	23,677	17,941
Inventories	25,922	18,513
Prepaid expenses and other current assets	2,152	2,588
Total current assets	73,349	77,859
Property, plant and equipment, net	3,401	3,543
Non-current portion of inventories	3,076	3,252
Intangible assets, net	2,191	2,313
Other assets	337	371
Total	$82,354	$87,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$25,802	$24,121
Accrued salaries and wages	2,176	1,721
Accrued warranty reserve	2,717	2,299
Deferred revenue	2,572	3,089
Revolving credit facility	12,755	13,476
Current portion of notes payable and capital lease obligations	221	361
Warrant liability	10	10
Total current liabilities	46,253	45,077
Long-term portion of notes payable and capital lease obligations	210	233
Other long-term liabilities	131	142
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized; 305,982,536 shares issued and 304,883,615 shares outstanding at June 30, 2013; 305,661,276 shares issued and 304,622,573 shares outstanding at March 31, 2013	306	306
Additional paid-in capital	797,507	796,767
Accumulated deficit	(760,773)	(753,975)
Treasury stock, at cost; 1,098,921 shares at June 30, 2013 and 1,038,703 shares at March 31, 2013	(1,280)	(1,212)
Total stockholders’ equity	35,760	41,886
Total	$82,354	$87,338

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Revenue	$24,373	$28,812
Cost of goods sold	21,050	26,643
Gross margin	3,323	2,169
Operating expenses:
Research and development	2,335	2,204
Selling, general and administrative	7,568	7,448
Total operating expenses	9,903	9,652
Loss from operations	(6,580)	(7,483)
Other (expense) income	(14)	22
Interest expense	(186)	(191)
Change in fair value of warrant liability	—	149
Loss before income taxes	(6,780)	(7,503)
Provision for income taxes	18	272
Net loss	$(6,798)	$(7,775)

Net loss per common share—basic and diluted	$(0.02)	$(0.03)

Weighted average shares used to calculate net loss per common share	304,720	299,434

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(6,798)	$(7,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	602	740
Amortization of deferred financing costs	56	18
Provision for allowance for doubtful accounts	25	637
Inventory write-down	316	313
Provision for warranty expenses	1,356	1,639
Loss on disposal of equipment	—	2
Stock-based compensation	734	338
Change in fair value of warrant liability	—	(149)
Changes in operating assets and liabilities:
Accounts receivable	(5,761)	(514)
Inventories	(7,549)	(2,671)
Prepaid expenses and other current assets	505	478
Accounts payable and accrued expenses	1,610	453
Accrued salaries and wages and long term liabilities	444	402
Accrued warranty reserve	(938)	(812)
Deferred revenue	(517)	(125)
Net cash used in operating activities	(15,915)	(7,026)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(263)	(271)
Net cash used in investing activities	(263)	(271)
Cash Flows from Financing Activities:
Net (repayment of) proceeds from revolving credit facility	(721)	2,579
Repayment of notes payable and capital lease obligations	(259)	(98)
Net cash used in employee stock-based transactions	(61)	(19)
Net cash (used in) provided by financing activities	(1,041)	2,462
Net decrease in Cash and Cash Equivalents	(17,219)	(4,835)
Cash and Cash Equivalents, Beginning of Period	38,817	49,952
Cash and Cash Equivalents, End of Period	$21,598	$45,117
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$146	$184
Income taxes	$65	$272
Supplemental Disclosures of Non-Cash Information:
Included in accounts payable at June 30, 2013 and 2012 is $92 thousand and $128 thousand of property and equipment, respectively.

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2013 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s net loss from operations for the first quarter of Fiscal 2014 and 2013 was $6.6 million and $7.5 million, respectively. Management believes the improvement in the net loss will continue as the Company makes overall progress on its path to profitability. The Company’s cash and cash equivalents as of June 30, 2013 and March 31, 2013 were $21.6 million and $38.8 million, respectively. The Company’s working capital requirements during the first quarter of Fiscal 2014 were higher than planned primarily as a result of slower collection of accounts receivable and lower than anticipated inventory turns. Additionally, the Company did not fully achieve its planned number of product shipments primarily as a result of customer credit limits.

Management believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change or the Company is unable to improve its performance in the areas discussed above, it is possible that the Company may need to raise additional capital. The Company may seek to raise funds by selling additional securities to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

The condensed consolidated financial statements include the accounts of the Company, Capstone Turbine Singapore, Pte. Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 defines the criteria as to when an unrecognized tax benefit should be presented as a liability and when it should be netted against a deferred tax asset on the face of the balance sheet. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company does not believe that the adoption of the provisions of ASU 2013-11 will have a material impact on its consolidated financial position or results of operations.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

4.  Customer Concentrations and Accounts Receivable

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 23% and 20%, respectively, of revenue for the first quarter of Fiscal 2014. Sales to Horizon, Banking Production Centre (“BPC”), one of the Company’s Russian distributors, and Regatta Solutions, Inc. (“Regatta”), one of the Company’s domestic distributors, accounted for 33%, 19% and 10%, respectively, of revenue for the first quarter of Fiscal 2013.

Additionally, BPC, Horizon, and E-Finity accounted for 20%, 18% and 17%, respectively, of net accounts receivable as of June 30, 2013. BPC and Regatta accounted for 35% and 11%, respectively, of net accounts receivable as of March 31, 2013.

5.  Inventories

Inventories are valued on a FIFO basis and lower of cost or market and consisted of the following as of June 30, 2013 and March 31, 2013 (in thousands):

	June 30, 2013	March 31, 2013

Raw materials	$22,629	$20,198
Finished goods	6,369	1,567
Total	28,998	21,765
Less non-current portion	(3,076)	(3,252)
Current portion	$25,922	$18,513

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2013 is 1.6 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2013 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-Current Inventory Balance Expected to be Used

13 to 24 months	$2,305
25 to 36 months	498
37 to 48 months	273
Total	$3,076

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.5 million during the first quarter of Fiscal 2014 and Fiscal 2013, respectively. Property, plant and equipment consisted of the following (in thousands):

	June 30, 2013	March 31, 2013

Machinery, rental equipment, equipment, automobiles and furniture	$20,936	$20,649
Leasehold improvements	9,710	9,708
Molds and tooling	4,966	4,933
	35,612	35,290
Less, accumulated depreciation	(32,211)	(31,747)
Total property, plant and equipment, net	$3,401	$3,543

7.  Intangible Assets

The Company recorded amortization expense of $0.1 million during the first quarter of Fiscal 2014. Intangible assets consisted of the following (in thousands):

	June 30, 2013
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,499	$201
Technology	10 years	2,240	765	1,475
Parts and service customer relationships	5 years	1,080	738	342
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	317	173
Trade name	1.2 years	69	69	—
Total		$8,196	$6,005	$2,191

The Company recorded amortization expense of $0.1 million during the first quarter of Fiscal 2013. Intangible assets consisted of the following (in thousands):

	March 31, 2013
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,487	$213
Technology	10 years	2,240	709	1,531
Parts and service customer relationships	5 years	1,080	684	396
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	317	173
Trade name	1.2 years	69	69	—
Total		$8,196	$5,883	$2,313

Expected future amortization expense of intangible assets as of June 30, 2013 is as follows (in thousands):

Amortization Expense
2014 (remainder of fiscal year)	$459
2015	533
2016	273
2017	273
2018	242
Thereafter	411
Total expected future amortization	$2,191

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $25,200 and $16,000 were earned by Solar for the first quarter of Fiscal 2014 and 2013, respectively. Earned royalties of approximately $25,200 and $24,600 were unpaid as of June 30, 2013 and March 31, 2013, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Cost of goods sold	$13	$27
Research and development	354	75
Selling, general and administrative	367	236
Stock-based compensation expense	$734	$338

Stock Plans

1993 Incentive Stock Plan and 2000 Equity Incentive Plan

In 1993, the Board of Directors adopted and the stockholders approved the 1993 Incentive Stock Plan (“1993 Plan”). A total of 7,800,000 shares of common stock were initially reserved for issuance under the 1993 Plan. In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”) as a successor plan to the 1993 Plan. The 2000 Plan provides for awards of up to 11,180,000 shares of common stock plus 7,800,000 shares previously authorized under the 1993 Plan for a total maximum aggregate number of shares which may be issued of 18,980,000 shares.

As of June 30, 2013, the Company had outstanding 3,550,000 non-qualified common stock options issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Included in the 3,550,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 250,000 options granted to the Company’s Senior Vice President of Program Management, 250,000 options granted to the Company’s Senior Vice President of Customer Service and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Additionally, as of June 30, 2013, the Company had outstanding 62,500 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued during the second quarter of Fiscal 2013 as an inducement grant to the Company’s Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years. Information relating to all outstanding stock options, except for rights associated with the Amended and Restated 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2013	11,791,765	$1.33
Granted	1,585,200	0.92
Exercised	—	—
Forfeited, cancelled or expired	(26,083)	1.49
Options outstanding at June 30, 2013	13,350,882	$1.28	5.87	$2,055,658

Options fully vested at June 30, 2013 and those expected to vest beyond June 30, 2013	13,011,245	$1.29	5.78	$1,972,213

Options exercisable at June 30, 2013	9,605,095	$1.38	4.60	$1,250,937

The weighted average per share grant date fair value of options granted during the first quarter of Fiscal 2014 was $0.60. There were no stock options granted during the first quarter of Fiscal 2013.There were no stock options exercised during the first quarter of Fiscal 2014 or Fiscal 2013. The Company recorded expense of approximately $0.4 million and $0.2 million associated with its stock options during the first quarter of Fiscal 2014 and Fiscal 2013, respectively. As of June 30, 2013, there was approximately $2.3 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 3.1 years.

The Company calculated the estimated fair value of each stock option granted during the first quarter of Fiscal 2014 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

Three Months Ended June 30, 2013
Risk-free interest rates	0.9%
Expected lives (in years)	5.7
Dividend yield	—%
Expected volatility	77.3%
Weighted average grant date fair value of options granted during the period	$0.60

The Company’s computation of expected volatility for the first quarter of Fiscal 2014 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the first quarter of Fiscal 2014 and 2013 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures. The following table outlines the restricted stock unit activity:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2013	1,467,096	$1.10

Granted	530,060	0.95
Vested and issued	(292,914)	1.13
Forfeited	(18,320)	0.96

Nonvested restricted stock units outstanding at June 30, 2013	1,685,922	$1.05
Restricted stock units expected to vest beyond June 30, 2013	1,515,907	$1.05

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The weighted average per share grant date fair value of restricted stock granted during the first quarter of each of Fiscal 2014 and Fiscal 2013 was $0.95. The total fair value of restricted stock units vested and issued by the Company during the first quarter of Fiscal 2014 and Fiscal 2013 was approximately $0.3 million and $0.1 million, respectively. The Company recorded expense of approximately $0.3 million and $0.1 million associated with its restricted stock awards and units during the first quarter of Fiscal 2014 and Fiscal 2013, respectively. As of June 30, 2013, there was approximately $1.2 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.6 years.

During the first quarter of Fiscal 2014 and Fiscal 2013, the Company issued a total of 22,258 and 22,162 shares of stock, respectively, to non-employee directors who elected to take payment of all or any portion of their fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares during the first quarter of Fiscal 2014 and Fiscal 2013 was $1.28 and $1.00, respectively.

Stockholder Rights Plan

The Company has entered into a rights agreement (as amended, the “Rights Agreement”) with Computershare, Inc. successor in interest to Mellon Investor Services LLC, as rights agent. In connection with the Rights Agreement, the Company’s board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company’s common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the Rights Agreement. Initially, the rights are attached to all common stock certificates representing shares then outstanding, and no separate rights certificates are distributed. Subject to certain exceptions specified in the Rights Agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company’s Board of Directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the Rights Agreement) that would result in a person or group beneficially owning 20% or more of the outstanding shares of the Company’s common stock. On June 9, 2011, the Company’s Board of Directors unanimously approved a second amendment to the Rights Agreement, which was approved by the stockholders in August 2011. The second amendment adds an additional “sunset provision,” which provides that the Rights Agreement will expire on the 30th day after the 2014 annual meeting of stockholders unless continuation of the Rights Agreement is approved by the stockholders at that meeting.  The second amendment also provides for an update to the definition of “Beneficial Owner” to include derivative interests in the calculation of a stockholder’s ownership.  In addition, the second amendment clarifies the manner in which the exchange provision of the Rights Agreement shall be effected.  The rights are intended to protect the Company’s stockholders in the event of an unfair or coercive offer to acquire the Company. Management believes the rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the Board of Directors. Also, management believes the rights should also not interfere with any merger or other business combination approved by the Board of Directors.

9.  Underwritten and Registered Direct Placement of Common Stock

Effective March 5, 2012, the Company completed a registered direct placement in which it sold 22.6 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit (the “2012 Warrants”). Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The 2012 Warrants expire on October 31, 2013. The March 2012 sale resulted in net proceeds of approximately $23.1 million net of direct incremental costs of approximately $1.9 million. In addition, the Company obtained the right to require investors in the offering to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the “Put Options”) during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. Each Put Option was subject to certain conditions which reduced the number of shares that could be sold or eliminate the Put Option. These conditions included a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company’s common shares during the 30 trading days prior to the exercise of the Put Option.

On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company’s exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period would be discounted pursuant to a formula that resulted in a purchase price for the first exercise period of $0.94 per share. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the 2012 Warrants originally issued to the Investor to $1.26. The exercise of the first Put Option resulted in net proceeds of $4.2 million. The 2012 Warrants still outstanding as of June 30, 2013 provided for the purchase of 22.6 million shares at a weighted average exercise price of $1.41 per share. On February 21, 2013, the Company entered into a letter agreement (each a “Letter Agreement” and, collectively, the “Letter Agreements”) with each of the investors in the 2012 registered direct offering. Pursuant to the Letter Agreements, the parties evidenced their mutual agreement that the Company would not exercise any portion of the second Put Option. The Company chose not to exercise the second of the two Put Options because of its improved cash position at the time and its desire to avoid stockholder dilution.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share, at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The five-year warrants were immediately exercisable and included certain weighted average anti-dilution provisions, subject to certain limitations. Additionally, the Company has the right, at its option, to accelerate the expiration of the exercise period of the outstanding warrants issued in the offering, in whole or from time to time in part, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of approximately $29.5 million. During Fiscal 2011, warrants to purchase 0.4 million shares were exercised resulting in proceeds of approximately $0.5 million. During Fiscal 2012, warrants to purchase 3.6 million shares were exercised resulting in gross proceeds of approximately $3.1 million. An underwritten public offering in February 2010, registered direct placements in March 2012, September 2009 and May 2009 and the exercise of the Put Option described above triggered certain anti-dilution provisions in the warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Following such adjustments, warrants issued in September 2008 and still outstanding as of June 30, 2013 represented warrants to purchase 4.0 million shares at an exercise price of $1.52 per share. These warrants are classified as liabilities under the caption “Warrant liability” in the accompanying consolidated balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the first quarter of Fiscal 2014 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$8,742	$8,742	$—	$—
Warrant Liability	$(10)	$—	$—	$(10)

Cash equivalents include cash held in money market and U.S. treasury funds at June 30, 2013.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2013 and are categorized using the fair value hierarchy (in thousands):

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

	As of June 30, 2013		As of March 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under credit facility	$12,755	$12,755	$13,476	$13,476

The fair value of the Company’s warrant liability recorded in the Company’s financial statements is determined using the Monte—Carlo simulation valuation method and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life. The Company’s use of different estimates and assumptions could produce different financial results.

From time to time, the Company has sold common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

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

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company’s financial performance which was $17.8 million as of June 30, 2013, and (c) limitations on the Company’s annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

The Company has pledged its accounts receivable, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of compliance from Wells Fargo. On June 7, 2013, the Company entered into an amendment to the Agreements which set the financial covenants for Fiscal 2014. As of June 30, 2013 the Company was in compliance with the covenants contained in the amended Agreements for Fiscal 2014.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at June 30, 2013 and March 31, 2013 was 4.1% and 5.4%, respectively.

The Company incurred $0.1 million in origination fees in connection with a September 2011 amendment to the Agreements that increased borrowing capacity and extended the maturity date of the line of credit. These fees were capitalized and are being amortized to interest expense through September 2014. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of June 30, 2013 and March 31, 2013, $12.8 million and $13.5 million in borrowings were outstanding, respectively, under the Credit Facility. As of June 30, 2013, approximately $0.8 million was available for additional borrowing. Interest expense related to the Credit Facility during the first quarter of each of Fiscal 2014 and Fiscal 2013 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and its geographic location. The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Changes in accrued warranty reserve are as follows during the first quarter of Fiscal 2014 (in thousands):

Balance, beginning of the period	$2,299
Standard warranty provision	641
Changes for accrual related to reliability repair programs	715
Deductions for warranty claims	(938)
Balance, end of the period	$2,717

13.  Deferred Revenue

Changes in deferred revenue are as follows during the first quarter of Fiscal 2014 (in thousands):

FPP Balance, beginning of the period	$1,412
FPP Billings	1,785
FPP Revenue recognized	(1,546)
Balance attributed to FPP contracts	1,651
Deposits	921
Deferred revenue balance, end of the period	$2,572

Comprehensive Factory Protection Plan (“FPP”) deferred revenue represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

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

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier. The amendment amends the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. This predetermined fixed rate will be reduced by 50% once the aggregate of Carrier’s cash and in-kind services investment has been recovered. Carrier earned approximately $0.8 million and $0.9 million in royalties for C200 and C1000 Series system sales during the first quarter of Fiscal 2014 and Fiscal 2013, respectively. Earned royalties of approximately $0.8 million and $1.4 million were unpaid as of June 30, 2013 and March 31, 2013, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2013, the Company had firm commitments to purchase inventories of approximately $30.1 million through the first quarter of Fiscal 2015. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2018. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.1 million as of each of June 30, 2013 and March 31, 2013. Rent expense was approximately $0.6 million and $0.5 million during the first quarter of Fiscal 2014 and first quarter of Fiscal 2013, respectively.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. During Fiscal 2012 this project was extended until September 2013. The Company billed the DOE under the contract for this project a cumulative amount of $2.6 million through June 30, 2013.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The project is estimated to cost approximately $3.8 million. The DOE will contribute $2.5 million under the program, and the Company will incur approximately $1.3 million in research and development expense. During Fiscal 2012 this project was extended until September 2013. The Company billed the DOE under this contract a cumulative amount of $1.3 million through June 30, 2013.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2013 and March 31, 2013, no significant inventories were held at distributors.

Legal Matters

From time to time, the Company may become subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material effect on the Company’s operating results, cash flows, financial position or results of operations should such litigation be resolved unfavorably.

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended June 30, 2013 which would make these instruments anti-dilutive. As of June 30, 2013 and 2012, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 15.0 million and 10.8 million, respectively. As of each of June 30, 2013 and 2012, the number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2013. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2013 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All dollar amounts are approximate.

Overview

Capstone is the market leader in microturbines based on the number of microturbines sold. During the first quarter of Fiscal 2014, we decreased our net loss by 13% to $6.8 million and our net loss per share by 33% to $0.02 compared to the same period last year. We continue to remain focused on improving our gross margin. Our gross margin was 14% for the first quarter of Fiscal 2014, which represents an increase of over 600 basis points from our gross margin of 8% for the first quarter of Fiscal 2013. Management believes that our ongoing efforts in manufacturing cost reduction and product robustness were the primary reasons for our gross margin and net loss improvement during the first quarter of Fiscal 2014 compared to the first quarter of the prior year. The first quarter of Fiscal 2014 was characterized by strong demand for C30 and C65 microturbines led by the Australian natural resources vertical market, while softness continued in the European market as a result of general economic conditions. Management believes that sales in the natural resources vertical market will continue to grow and that the European market for our products will begin to recover during Fiscal 2014. During the first quarter of Fiscal 2014, we experienced a higher rate of warranty claims for C200 and C1000 Series systems. Management expects warranty claim levels for C200 and C1000 Series systems to decline during Fiscal 2014 as reliability repair programs are completed and the products mature.

Capstone products continue to gain interest in all five of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply and transportation products). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market continues to be a significant portion of our business as we shipped products around the globe for applications fueled by landfill gas, biodiesel, biogas such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near—term business success in the oil and gas and other natural resource markets as we gain product acceptance in U.S. shale plays and Russian oil fields. Our critical power supply data center product is performing well, and we continue to focus efforts on gaining market share with this new product. Capstone’s transportation products market, utilizing microturbines for electric vehicles, is gaining interest for use of our products as range extenders in electric buses, trucks and the marine industry.

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

Mobile Products—Marine

Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht markets. The most immediate market for our marine products is for use as ship auxiliaries. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. The other application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an onboard range extender.

Backlog

During the first quarter of Fiscal 2014, we booked total orders of $27.1 million for 155 units, or 26.1 megawatts, compared to $24.1 million for 87 units, or 25.7 megawatts, during the first quarter of Fiscal 2013. We shipped 173 units with an aggregate of 18.9 megawatts, generating microturbine product revenue of $20.2 million compared to 134 units with an aggregate of 25.1 megawatts, generating microturbine product revenue of $23.6 million during the first quarter of Fiscal 2013. Total backlog as of June 30, 2013 increased $16.3 million, or 12%, to $155.8 million from $139.5 million as of June 30, 2012. As of June 30, 2013, we had 798 units, or 170.0 megawatts, in total backlog compared to 632 units, or 159.4 megawatts, at the same date last year. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. Our product shipments during the first quarter of Fiscal 2014 were: 57% for use in natural resources applications, 21% for use in energy efficiency applications, 10%

for use in renewable energy applications and 12% for use in other applications (including critical power supply and mobile products).

The following table summarizes our backlog:

	As of June 30,
	2013		2012
	Megawatts	Units	Megawatts	Units

C30	4.7	155	3.1	102
C65	28.8	443	20.2	312
TA100	2.3	23	3.0	30
C200	6.0	30	8.6	43
C600	9.0	15	13.8	23
C800	12.8	16	7.2	9
C1000	105.0	105	102.0	102
Waste heat recovery generator	1.4	11	1.3	10
Unit upgrades	—	—	0.2	1
Total Backlog	170.0	798	159.4	632

2.              Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 95 distributors and Original Equipment Manufacturers (“OEMs”). In North America, we currently have 32 distributors and OEMs. Internationally, outside of North America, we currently have 63 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.              Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of the first quarter of Fiscal 2014 was $41.3 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2029.

4.              Product Robustness and Life Cycle Maintenance Costs  We continue to invest in enhancements that relate to high performance and high reliability. An important element of our continued innovation and product strategy is to focus on the engineering of our product hardware and electronics to make them work together more effectively and deliver improved microturbine performance, reliability and low maintenance cost to our customers.

5.              New Product Development  Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability, reduce direct material costs, and be compliant with the new stringent European VDE power grid requirements. We are also developing a more efficient microturbine CHP system with the DOE. The first phase of the development program has successfully achieved 270 kW with a prototype C250 engine.   Capstone plans to continue development of the engine as well as power electronics and software controls required for successful commercialization. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies (except as noted below) are described in greater detail in our Annual Report on Form 10-K for Fiscal 2013 and continue to include the following areas:

•                       Impairment of long-lived assets, including intangible assets with finite lives;

•                       Inventory write-downs and classification of inventories;

•                       Estimates of warranty obligations;

•                       Allowance for doubtful accounts;

•                       Deferred tax assets and valuation allowance;

•                       Stock-based compensation expense;

•                       Loss contingencies; and

•                       Fair value of financial instruments.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenue  Revenue for the first quarter of Fiscal 2014 decreased $4.4 million, or 15%, to $24.4 million from $28.8 million for the first quarter of Fiscal 2013. The change in revenue for the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 included decreases in revenue of $4.5 million from the European market and $1.8 million from the North American market. We expect revenue from the European market will continue to be soft as a result of general economic conditions. The decrease in the North American market was primarily related to an unfavorable shift in mix in our microturbine product sales compared to the same period last year. This overall decrease in revenue was offset by increases in revenue of $1.4 million from the Australian market and $0.5 million from the Asian market. The increases in the Australian and Asian markets were primarily the result of microturbine product sales to certain distributors that did not occur during the same period last year.

Megawatts shipped and revenue per unit during the first quarter of Fiscal 2014 decreased as a result of higher sales volume for our C30 and C65 microturbines, offset by lower sales volume for our C1000 Series systems. For the first quarter of Fiscal 2014, revenue from microturbine products decreased $3.4 million, or 14%, to $20.2 million from $23.6 million for the first quarter of Fiscal 2013. Microturbine megawatts shipped during the first quarter of Fiscal 2014 decreased 6.2 megawatts to 18.9 megawatts from 25.1 megawatts for the first quarter of Fiscal 2013. Microturbine units shipped during the first quarter of Fiscal 2014 increased 39 units to 173 units from 134 units for the first quarter of Fiscal 2013. Average revenue per unit decreased for the first quarter of Fiscal 2014 to approximately $117,000 compared to approximately $176,000 per unit for the first quarter of Fiscal 2013.

For the first quarter of Fiscal 2014, revenue from our accessories, parts and service decreased $1.0 million, or 19%, to $4.2 million from $5.2 million for the first quarter of Fiscal 2013. The decrease in revenue resulted primarily from lower sales of microturbine parts and service work.

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2013			2012
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$2.3	1.5	49	$1.0	0.7	24
C65	6.7	6.0	93	5.7	5.3	81
TA100	—	—	—	0.1	0.1	1
C200	4.9	4.4	22	2.3	2.0	10
C600	2.9	3.0	5	1.2	1.2	2
C800	—	—	—	0.7	0.8	1
C1000 Series	3.4	4.0	4	12.6	15.0	15
Total from Microturbine Products	$20.2	18.9	173	$23.6	25.1	134
Accessories, Parts and Service	4.2	—	—	5.2	—	—
Total	$24.4	18.9	173	$28.8	25.1	134

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 23% and 20%, respectively, of revenue for the first quarter of Fiscal 2014. Sales to Horizon, Banking Production Centre (“BPC”), one of the Company’s Russian distributors, and Regatta Solutions, Inc., one of the Company’s domestic distributors, accounted for 33%, 19% and 10%, respectively, of revenue for the first quarter of Fiscal 2013.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $3.3 million, or 14% of revenue, for the first quarter of Fiscal 2014 compared to a gross margin of $2.2 million, or 8% of revenue, for the first quarter of Fiscal 2013. The increase in gross margin was primarily related to a $0.5 million improvement resulting from higher volume of C30 and C65 microturbines product shipments and lower direct material costs during the first quarter of Fiscal 2014. In addition, our warranty expense, royalty expense and production and service center labor and expenses each decreased $0.2 million during the first quarter of Fiscal 2014 compared to the prior year. Management continues to implement initiatives to address warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.2 million reflects a decrease in the standard warranty provision as a result of lower sales volume of our C1000 Series systems and a decrease in reliability repair programs during the first quarter of Fiscal 2014 compared to the prior year. Management expects warranty claim levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense decreased $0.2 million during the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 as a result of lower sales of our C1000 Series systems. We pay a royalty of a predetermined fixed rate for each microturbine system covered by our Development and License Agreement with Carrier which will be reduced by 50% once the aggregate of Carrier’s cash and in-kind services investment has been recovered. Management expects to reach this milestone during the second quarter of Fiscal 2014, at which time the predetermined fixed rate royalty reduction will occur.

Production and service center labor and overhead expense decreased $0.2 million during the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 as the result of timing of overhead allocated to finished goods inventory and  decreases in travel, freight and facilities expense.

Research and Development (“R&D”) Expenses  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2014 increased $0.1 million, or 5%, to $2.3 million from $2.2 million for the first quarter of Fiscal 2013. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $0.1 million resulted primarily from an increase in salaries expense. There were approximately $0.3 million of cost-sharing benefits during the first quarter of each of Fiscal 2014 and Fiscal 2013. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the first quarter of Fiscal 2014 increased $0.2 million, or 3%, to $7.6 million from $7.4 million for the first quarter of Fiscal 2013. The net increase in SG&A expenses was comprised of an increase of $0.3 million in salaries and related expenses, $0.2 million in supplies expense, $0.2 million in facilities expense and $0.1 million in consulting expense, offset by a decrease of $0.6 million in bad debt expense. Management expects SG&A expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we focus on continuous improvement in customer service levels and investment in software and hardware technology to support the growing business.

Interest Expense  Interest expense for the first quarter of each of Fiscal 2014 and Fiscal 2013 was approximately $0.2 million. Interest expense is primarily from the average balances outstanding under the Credit Facility (as defined below). As of June 30, 2013, we had total debt of $12.8 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability  There was no change in the fair value of the warrant liability for the first quarter of Fiscal 2014. The change in fair value of the warrant liability was a benefit of $0.1 million for the first quarter of Fiscal 2013. In accordance with ASC 815, “Derivatives and Hedging” adopted in Fiscal 2010, warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability during the first quarter of Fiscal 2013 was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is affected primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability has no impact on our cash balances.

Income Taxes  Income taxes for the first quarter of Fiscal 2014 were $18,000. Income taxes for the first quarter of Fiscal 2013 was $0.3 million. The decrease in income tax expense was primarily related to microturbine service activity in Mexico.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2014 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality, short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $17.2 million during the first quarter of Fiscal 2014, compared to a decrease of $4.8 million during the first quarter of Fiscal 2013.

Operating Activities  During the first quarter of Fiscal 2014, we used $15.9 million of cash in our operating activities, which consisted of a net loss for the period of $6.8 million and cash used for working capital of $12.2 million, offset by non-cash adjustments (primarily warranty charges, depreciation and amortization, stock-based compensation and inventory charges) of $3.1 million. During the first quarter of Fiscal 2013, operating cash usage was $7.0 million, which consisted of a net loss for the period of $7.8 million and cash used for working capital of $2.8 million, offset by non-cash adjustments of $3.5 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended June 30,
	2013	2012
Net loss	$(6,798)	$(7,775)
Non-cash operating activities (1)	3,089	3,538
Changes in operating assets and liabilities:
Accounts receivable	(5,761)	(514)
Inventories	(7,549)	(2,671)
Accounts payable and accrued expenses	1,610	453
Other changes in operating assets and liabilities	(506)	(57)
Net cash used in operating activities	$(15,915)	$(7,026)

(1)                 Represents warranty charges, depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability, inventory charges and provisions for doubtful accounts.

Operating cash flow was negatively impacted by the increase in cash used for working capital during the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013. Accounts receivable increased primarily because of the timing of collections and higher sales occurring at the end of the period. Inventories increased as a result of an increase in finished goods and raw materials. Accounts payable increased as the result of inventory purchases and timing of payments.

Investing Activities  Net cash used in investing activities of $0.3 million during the first quarter of each of Fiscal 2014 and Fiscal 2013 relates primarily to the acquisition of fixed assets.

Financing Activities  During the first quarter of Fiscal 2014, we used $1.0 million in financing activities compared to cash generated during the first quarter of Fiscal 2013 of $2.5 million. The funds used in financing activities during the first quarter of Fiscal 2014 were primarily the result of net repayments under the Credit Facility and repayment of notes payable and capital lease obligations. During the first quarter of Fiscal 2013, the funds generated from financing activities were primarily the result of additional borrowings under the Credit Facility.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the first quarter of Fiscal 2014, compared with $19,000 of net cash used during the first quarter of Fiscal 2013.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. The Agreements will terminate in accordance with their terms on September 30, 2014. As of June 30, 2013 and March 31, 2013, $12.8 million and $13.5 million in borrowings were outstanding, respectively, under the Credit Facility.

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

The Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo. On June 7, 2013, we entered into an amendment to the Agreements which set the financial covenants for Fiscal 2014. As of June 30, 2013, we were in compliance with the covenants contained in the amended Agreements for Fiscal 2014.

Except for scheduled payments made on operating leases during the first quarter of Fiscal 2014, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2013.

Our working capital requirements were higher than planned primarily because of slower collection of accounts receivable and lower than anticipated inventory turns for the first quarter of Fiscal 2014. Further, we have not been able to fully achieve our planned number of product shipments primarily as a result of customer credit limits. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, or we are unable to improve our performance in the areas discussed above, we may need to raise additional capital in the future. We could seek to raise funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

Our accounts receivable balance, net of allowance for doubtful accounts, was $23.7 and $17.9 million as of June 30, 2013 and March 31, 2013, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of the first quarter of Fiscal 2014 was 89 days, compared with 59 days at the end of the first quarter of Fiscal 2013. The change in DSO was largely the result of lower sales during the period and slower collection of certain European accounts receivable balances. We recorded bad debt expense of $25,000 during the first quarter of Fiscal 2014 compared to $0.6 million during the first quarter of Fiscal 2013. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 defines the criteria as to when an unrecognized tax benefit should be presented as a liability and when it should be netted against a deferred tax asset on the face of the balance sheet. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. We do not believe that the adoption of the provisions of ASU 2013-11 will have a material impact our consolidated financial position or results of operations.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for Fiscal 2013.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the first quarter of Fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may become subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, we are not a party to any material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material effect on our operating results, cash flows, financial position or results of operations should such litigation be resolved unfavorably.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10.1	Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013 (c)
10.2	Consulting Agreement with Mark Gilbreth, dated April 1, 2013 (c)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)                   Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)                   Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(c)                    Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 8, 2013