Form 10-Q
period 2013-09-30
CAPSTONE TURBINE Corp
filed 2013-11-07
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2013 was 309,922,737.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	September 30,	March 31,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$28,267	$38,817
Accounts receivable, net of allowance for doubtful accounts of $2,382 at September 30, 2013 and $2,142 at March 31, 2013	18,402	17,941
Inventories	20,830	18,513
Prepaid expenses and other current assets	2,456	2,588
Total current assets	69,955	77,859
Property, plant and equipment, net	3,177	3,543
Non-current portion of inventories	2,980	3,252
Intangible assets, net	2,043	2,313
Other assets	313	371
Total	$78,468	$87,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$26,777	$24,121
Accrued salaries and wages	1,903	1,721
Accrued warranty reserve	2,382	2,299
Deferred revenue	2,909	3,089
Revolving credit facility	11,796	13,476
Current portion of notes payable and capital lease obligations	131	361
Warrant liability	—	10
Total current liabilities	45,898	45,077
Long-term portion of notes payable and capital lease obligations	185	233
Other long-term liabilities	112	142
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 306,341,011 shares issued and 305,197,737 shares outstanding at September 30, 2013; 305,661,276 shares issued and 304,622,573 shares outstanding at March 31, 2013	306	306
Additional paid-in capital	797,958	796,767
Accumulated deficit	(764,661)	(753,975)
Treasury stock, at cost; 1,143,274 shares at September 30, 2013 and 1,038,703 shares at March 31, 2013	(1,330)	(1,212)
Total stockholders’ equity	32,273	41,886
Total	$78,468	$87,338

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$35,291	$30,118	$59,664	$58,930
Cost of goods sold	30,399	27,512	51,449	54,155
Gross margin	4,892	2,606	8,215	4,775
Operating expenses:
Research and development	1,956	2,413	4,291	4,617
Selling, general and administrative	6,641	6,428	14,209	13,876
Total operating expenses	8,597	8,841	18,500	18,493
Loss from operations	(3,705)	(6,235)	(10,285)	(13,718)
Other (expense) income	(6)	4	(20)	26
Interest expense	(176)	(128)	(362)	(319)
Change in fair value of warrant liability	10	302	10	451
Loss before income taxes	(3,877)	(6,057)	(10,657)	(13,560)
Provision for income taxes	11	124	29	396
Net loss	$(3,888)	$(6,181)	$(10,686)	$(13,956)

Net loss per common share—basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average shares used to calculate net loss per common share	304,990	300,254	304,856	299,846

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(10,686)	$(13,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,261	1,474
Amortization of deferred financing costs	112	37
Provision for allowance for doubtful accounts	119	566
Inventory provision	572	634
Provision for warranty expenses	2,394	3,298
Loss on disposal of equipment	—	2
Stock-based compensation	1,184	696
Change in fair value of warrant liability	(10)	(451)
Changes in operating assets and liabilities:
Accounts receivable	(580)	2,864
Inventories	(2,617)	(3,314)
Prepaid expenses and other current assets	67	236
Accounts payable and accrued expenses	2,624	883
Accrued salaries and wages and long term liabilities	152	(103)
Accrued warranty reserve	(2,311)	(2,462)
Deferred revenue	(180)	17
Net cash used in operating activities	(7,899)	(9,579)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(582)	(653)
Net cash used in investing activities	(582)	(653)
Cash Flows from Financing Activities:
Net (repayments of) proceeds from revolving credit facility	(1,680)	1,509
Repayment of notes payable and capital lease obligations	(278)	(242)
Net cash used in employee stock-based transactions	(111)	(30)
Proceeds from exercise of common stock warrants	—	4,260
Net cash (used in) provided by financing activities	(2,069)	5,497
Net decrease in Cash and Cash Equivalents	(10,550)	(4,735)
Cash and Cash Equivalents, Beginning of Period	38,817	49,952
Cash and Cash Equivalents, End of Period	$28,267	$45,217
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$262	$292
Income taxes	$80	$396
Supplemental Disclosures of Non-Cash Information:
Included in accounts payable at September 30, 2013 and 2012, is $58 thousand and $32 thousand of accrued purchases of property and equipment, respectively.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (“Capstone” or the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources and critical power supply. In addition, the Company’s microturbines can be used as battery charging generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been producing its microturbine generators commercially since 1998.

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s loss from operations for the second quarter of Fiscal 2014 and 2013 was $3.7 million and $6.2 million, respectively. Management believes the Company’s net loss from operations will continue to decrease as the Company makes overall progress on its path to profitability. The Company’s cash and cash equivalents as of September 30, 2013 and March 31, 2013 were $28.3 million and $38.8 million, respectively.

Management believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, it is possible that the Company may need to raise additional capital. The Company may seek to raise funds by selling additional securities to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. The Company’s Credit and Security Agreements (the “Agreements”) with Wells Fargo Bank, National Association (“Wells Fargo”) will terminate in accordance with their terms  on September 30, 2014. The Company expects to renew the Agreements with Wells Fargo, but there is no assurance that the Agreements will be renewed. Please see Note 11—Revolving Credit Facility for further discussion of the Agreements with Wells Fargo.

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

4.  Customer Concentrations and Accounts Receivable

Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 29% and 24%, respectively, of revenue for the three months ended September 30, 2013. Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 32% of revenue for the three months ended September 30, 2012. E-Finity, BPC and Horizon accounted for 22%, 18% and 12% of revenue, respectively, for the six months ended September 30, 2013. For the six months ended September 30, 2012, Horizon and BPC accounted for 33% and 14% of revenue, respectively.

Additionally, BPC and E-Finity accounted for 32% and 21%, respectively, of net accounts receivable as of September 30, 2013. BPC and Regatta accounted for 35% and 11%, respectively, of net accounts receivable as of March 31, 2013.

5.  Inventories

Inventories are valued at a first in first out (“FIFO”) basis and lower of cost or market and consisted of the following as of September 30, 2013 and March 31, 2013 (in thousands):

	September 30, 2013	March 31, 2013
Raw materials	$22,241	$20,198
Finished goods	1,569	1,567
Total	23,810	21,765
Less non-current portion	(2,980)	(3,252)
Current portion	$20,830	$18,513

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current product configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2013 is 1.7 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2013, over the periods presented in the following table (in thousands):

Expected Period of Use	Non-current Inventory Balance

13 to 24 months	$2,217
25 to 36 months	507
37 to 48 months	256
Total	$2,980

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.5 million and $1.0 million for the three and six months ended September 30, 2013, respectively. The Company recorded depreciation expense of $0.6 million and $1.2 million for the three and six months ended September 30, 2012, respectively. Property, plant and equipment consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
Machinery, rental equipment, equipment, automobiles and furniture	$21,140	$20,649
Leasehold improvements	9,717	9,708
Molds and tooling	5,033	4,933
	35,890	35,290
Less accumulated depreciation	(32,713)	(31,747)
Total property, plant and equipment, net	$3,177	$3,543

7.  Intangible Assets

The Company recorded amortization expense of $0.2 million and $0.3 million for the three and six months ended September 30, 2013, respectively. Intangible assets consisted of the following (in thousands):

	September 30, 2013
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,511	$189
Technology	10 years	2,240	821	1,419
Parts and service customer relationships	5 years	1,080	792	288
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	343	147
Trade name	1.2 years	69	69	—
Total		$8,196	$6,153	$2,043

The Company recorded amortization expense of $0.1 million and $0.3 million for the three and six months ended September 30, 2012, respectively. Intangible assets consisted of the following (in thousands):

	March 31, 2013
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,487	$213
Technology	10 years	2,240	709	1,531
Parts and service customer relationships	5 years	1,080	684	396
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	317	173
Trade name	1.2 years	69	69	—
Total		$8,196	$5,883	$2,313

Expected future amortization expense of intangible assets as of September 30, 2013 is as follows:

Amortization Expense
(In thousands)
2014 (remainder of fiscal year)	$311
2015	533
2016	273
2017	273
2018	242
Thereafter	411
Total expected future amortization	$2,043

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $22,100 and $16,600 were earned by Solar for the three months ended September 30, 2013 and 2012, respectively. Royalties of approximately $47,300 and $32,600 were earned by Solar for the six months ended September 30, 2013 and 2012, respectively. Earned royalties of approximately $22,100 and $24,600 were unpaid as of September 30, 2013 and March 31, 2013, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$8	$27	$21	$53
Research and development	63	73	416	148
Selling, general and administrative	379	258	747	495
Stock-based compensation expense	$450	$358	$1,184	$696

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

As of September 30, 2013, the Company had outstanding 3,550,000 non-qualified common stock options issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Included in the 3,550,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 250,000 options granted to the Company’s Senior Vice President of Program Management, 250,000 options granted to the Company’s Senior Vice President of Customer Service and 200,000 options granted to the Company’s Senior Vice President of Human Resources. Additionally, as of September 30, 2013, the Company had outstanding 46,875 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued during the second quarter of Fiscal 2013 as an inducement grant to the Company’s Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years.

Information relating to all outstanding stock options, except for rights associated with the Amended and Restated 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2013	11,791,765	$1.33
Granted	1,665,200	0.93
Exercised	—	—
Forfeited, cancelled or expired	(100,848)	1.10
Options outstanding at September 30, 2013	13,356,117	$1.29	5.62	$1,744,683

Options fully vested at September 30, 2013 and those expected to vest beyond September 30, 2013	13,074,488	$1.29	5.54	$1,686,707

Options exercisable at September 30, 2013	9,877,196	$1.37	4.44	$1,118,477

The weighted average per share grant date fair value of options granted during the three months ended September 30, 2013 and 2012 was $1.10 and $1.01, respectively. The weighted average per share grant date fair value of options granted during the six months ended September 30, 2013 and 2012 was $0.93 and $1.01, respectively. There were no options exercised during the three or six months ended September 30, 2013 or 2012. The Company recorded expense of approximately $0.3 million and $0.2 million associated with its stock options during the three months ended September 30, 2013 and 2012, respectively. The Company recorded expense of approximately $0.7 million and $0.4 million associated with its stock options during the six months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was approximately $1.9 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.9 years.

The Company calculated the estimated fair value of each stock option granted during the three and six months ended September 30, 2013 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rates	1.9%	0.8%	0.9%	0.8%
Expected lives (in years)	5.7	5.7	5.7	5.7
Dividend yield	—%	—%	—%	—%
Expected volatility	76.0%	79.8%	77.3%	79.8%

The Company’s computation of expected volatility for the three and six months ended September 30, 2013 and 2012 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected terms. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the three and six months ended September 30, 2013 and 2012 has been reduced by estimated forfeitures.

The following table outlines the restricted stock unit activity:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2013	1,467,096	$1.10

Granted	1,245,918	1.06
Vested and issued	(625,485)	1.06
Forfeited	(64,447)	1.09

Unvested restricted stock units outstanding at September 30, 2013	2,023,082	$1.10
Restricted stock units expected to vest beyond September 30, 2013	1,810,177	$1.10

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The weighted average per share grant date fair value of restricted stock granted during the three months ended September 30, 2013 and 2012 was approximately $1.13 and $1.01, respectively. The weighted average per share grant date fair value of restricted stock granted during the six months ended September 30, 2013 and 2012 was approximately $1.06 and $1.01, respectively. The total fair value of restricted stock units vested and issued by the Company during the three months ended September 30, 2013 and 2012 was approximately $0.4 million and $44,800, respectively. The total fair value of restricted stock units vested and issued by the Company during the six months ended September 30, 2013 and 2012 was approximately $0.7 million and $0.3 million, respectively. The Company recorded expense of approximately $0.2 million associated with its restricted stock awards and units during each of the three months ended September 30, 2013 and 2012. The Company recorded expense of approximately $0.5 million and $0.3 million associated with its restricted stock awards and units during the six months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was approximately $1.7 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.8 years.

During the three months ended September 30, 2013 and 2012, the Company issued a total of 25,904 and 22,045 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. During the six months ended September 30, 2013 and 2012, the Company issued a total of 48,162 and 44,207 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The weighted average per share grant date fair value of shares of stock issued during the three months ended September 30, 2013 and 2012 was $1.10 and $1.01, respectively. The weighted average per share grant date fair value of shares of stock issued during the six months ended September 30, 2013 and 2012 was $1.18 and $1.00, respectively.

Stockholder Rights Plan

The Company has entered into a rights agreement (as amended, the “Rights Agreement”) with Computershare, Inc. successor in interest to Mellon Investor Services LLC, as rights agent. In connection with the Rights Agreement, the Company’s board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each authorized and outstanding share of the Company’s common stock. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the Rights Agreement. Initially, the rights are attached to all common stock certificates representing shares then outstanding, and no separate rights certificates are distributed. Subject to certain exceptions specified in the Rights Agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company’s Board of Directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the Rights Agreement) that would result in a person or group beneficially owning 20% or more of the outstanding shares of the Company’s common stock. On June 9, 2011, the Company’s Board of Directors unanimously approved a second amendment to the Rights Agreement, which was approved by the stockholders in August 2011. The second amendment adds an additional “sunset provision,” which provides that the Rights Agreement will expire on the 30th day after the 2014 annual meeting of stockholders unless continuation of the Rights Agreement is approved by the stockholders at that meeting.  The second amendment also provides for an update to the definition of “Beneficial Owner” to include derivative interests in the calculation of a stockholder’s ownership.  In addition, the second amendment clarifies the manner in which the exchange provision of the Rights Agreement shall be effected.  The rights are intended to protect the Company’s stockholders in the event of an unfair or coercive offer to acquire the Company. Management believes the rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the Board of Directors. Also, management believes the rights should also not interfere with any merger or other business combination approved by the Board of Directors.

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

On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company’s exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period would be discounted pursuant to a formula that resulted in a purchase price for the first exercise period of $0.94 per share. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the 2012 Warrants originally issued to the Investor to $1.26. The exercise of the first Put Option resulted in net proceeds of $4.2 million. On February 21, 2013, the Company entered into a letter agreement (each a “Letter Agreement” and, collectively, the “Letter Agreements”) with each of the investors in the 2012 registered direct offering. Pursuant to the Letter Agreements, the parties evidenced their mutual agreement that the Company would not exercise any portion of the second Put Option. The Company chose not to exercise the second of the two Put Options because of its improved cash position at the time and its desire to avoid stockholder dilution. The 2012 Warrants outstanding as of September 30, 2013 provided for the purchase of 22.6 million shares at a weighted average exercise price of $1.41 per share.

Effective September 23, 2008, the Company completed a registered direct placement in which it sold 21.5 million shares of the Company’s common stock, par value $.001 per share, and five-year warrants to purchase 6.4 million shares of common stock with an initial exercise price of $1.92 per share (the “2008 Warrants”), at a price of $14.90 per unit. Each unit consisted of ten shares of common stock and warrants to purchase three shares of common stock. The warrants were immediately exercisable and included certain weighted average anti-dilution provisions, subject to certain limitations. Additionally, the Company had the right, at its option, to accelerate the expiration of the exercise period of the outstanding 2008 Warrants, in whole or from time to time in part, subject to certain limitations. The sale resulted in gross proceeds of approximately $32.0 million and proceeds, net of direct incremental costs, of approximately $29.5 million. During Fiscal 2011, 2008 Warrants to purchase 0.4 million shares were exercised resulting in proceeds of approximately $0.5 million. During Fiscal 2012, 2008 Warrants to purchase 3.6 million shares were exercised resulting in gross proceeds of approximately $3.1 million. An underwritten public offering in February 2010, registered direct placements in March 2012, September 2009 and May 2009 and the exercise of the Put Option described above triggered certain anti-dilution provisions in the 2008 Warrants outstanding prior to each of the offerings. As a result, the number of shares to be received upon exercise and the exercise price of each warrant previously outstanding were adjusted. Effective September 23, 2013, warrants to purchase 4.0 million shares expired and the liability associated with the warrants was reversed. As of March 31, 2013, these warrants were classified as liabilities under the caption “Warrant liability” in the accompanying consolidated balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments.

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

The table below presents assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$16,736	$16,736	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at September 30, 2013.

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

	As of September 30, 2013		As of March 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$11,796	$11,796	$13,476	$13,476

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

11. Revolving Credit Facility

The Company maintains the Agreements with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. The Agreements will terminate in accordance with their terms on September 30, 2014 unless terminated sooner.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company’s financial performance which was $16.6 million as of September 30, 2013, and (c) limitations on the Company’s annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

The Company has pledged its accounts receivable, inventories, equipment, patents and other assets as collateral for the Credit Facility, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of compliance from Wells Fargo. On June 7, 2013, the Company entered into an amendment to the Agreements which set the financial covenants for Fiscal 2014. As of September 30, 2013 the Company was in compliance with the covenants contained in the amended Agreements for Fiscal 2014.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at September 30, 2013 and March 31, 2013 was 4.0% and 5.4%, respectively.

The Company incurred $0.1 million in origination fees in connection with a September 2011 amendment to the Agreements that increased borrowing capacity and extended the maturity date of the Credit Facility. These fees were capitalized and are being amortized to interest expense through September 2014. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of September 30, 2013 and March 31, 2013, $11.8 million and $13.5 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the three months ended September 30, 2013 was $0.2 million, which includes $56,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended September 30, 2012 was $0.2 million, which includes $18,300 in amortization of deferred financing costs.  Interest expense related to the Credit Facility during the six months ended September 30, 2013 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the six months ended September 30, 2012 was $0.4 million, which includes $36,600 in amortization of deferred financing costs.

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

Changes in accrued warranty reserve during the six months ended September 30, 2013 are as follows (in thousands):

Balance, beginning of the period	$2,299
Standard warranty provision	1,510
Changes for accrual related to reliability repair programs	884
Deductions for warranty claims	(2,311)
Balance, end of the period	$2,382

13.  Deferred Revenue

Changes in deferred revenue are as follows during the six months ended September 30, 2013 (in thousands):

FPP Balance, beginning of the period	$1,412
FPP Billings	3,423
FPP Revenue recognized	(3,276)
Balance attributed to FPP contracts	1,559
Deposits	1,350
Deferred revenue balance, end of the period	$2,909

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

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier that amended the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. The fixed rate royalty was reduced by 50% because the repayment of Carrier’s cash and in-kind services investment was completed during the three months ended September 30, 2013. Carrier earned $0.9 million in royalties for C200 and C1000 Series system sales during each of the three months ended September 30, 2013 and 2012. Carrier earned $1.6 million and $1.9 million in royalties for C200 and C1000 system sales during the six months ended September 30, 2013 and 2012, respectively. Earned royalties of $0.9 million and $1.4 million were unpaid as of September 30, 2013 and March 31, 2013, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2013, the Company had firm commitments to purchase inventories of approximately $39.9 million through Fiscal 2015. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2018. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.1 million as of September 30, 2013 and March 31, 2013, respectively. Rent expense was approximately $0.6 million and $0.5 million during the three months ended September 30, 2013 and 2012, respectively. Rent expense was approximately $1.1 million during each of the six months ended September 30, 2013 and 2012.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. During the three months ended September 30, 2013 this project was extended until December 2015. The Company billed the DOE under the contract for this project a cumulative amount of $2.9 million through September 30, 2013.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. The Company billed the DOE under this contract a cumulative amount of $1.4 million through September 30, 2013. The program concluded in August 2013.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held by distributors. As of September 30, 2013 and March 31, 2013, no significant inventories were held at distributors.

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

16.  Net Income (Loss) Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2013 which would make these instruments anti-dilutive. As of September 30, 2013 and 2012, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 15.4 million and 13.5 million, respectively. As of September 30, 2013 and 2012, the number of warrants excluded from diluted net loss per common share computations was approximately 22. million and 26.5 million, respectively.

17.  Subsequent Event

On October 31, 2013, warrants to purchase 4.7 million shares were exercised resulting in proceeds of approximately $6.0 million. See Note 9— Underwritten and Registered Direct Placements of Common Stock for discussion of the 2012 Warrants.

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

Overview

Capstone is the market leader in microturbines based on the number of microturbines sold. During the second quarter of Fiscal 2014, we decreased our net loss by 37% to $3.9 million and our net loss per share by 50% to $0.01 compared to the same period last year. We continue to remain focused on improving our gross margin. Our gross margin was 14% for the second quarter of Fiscal 2014, which represents an increase of over 500 basis points from our gross margin of 9% for the second quarter of Fiscal 2013. Management believes that our ongoing efforts in manufacturing cost reduction and product robustness were the primary reasons for our gross margin and net loss improvement during the second quarter of Fiscal 2014 compared to the second quarter of the prior year. The first half of Fiscal 2014 was characterized by overall higher sales volume for our microturbine products led by the natural resources vertical market. In addition, the European market is showing signs of improvement with an increase in revenue of 45%, primarily from Russia, compared to the same period last year. During the first half of Fiscal 2014, warranty expense for C200 and C1000 Series systems declined compared to the first half of Fiscal 2013. Management expects per unit warranty rates for C200 and C1000 Series systems to decline during Fiscal 2014 as reliability repair programs are completed and the products mature.

Capstone products continue to gain interest in all five of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power/power security and mobile products). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market continues to be a significant portion of our business as we shipped products around the globe for applications fueled by landfill gas, biodiesel, biogas such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near—term business success in the oil and gas and other natural resource markets as we gain product acceptance in U.S. shale plays and Russian oil fields. Our critical power and power security initial installations are performing well, and we continue to focus efforts on gaining market share in this segment. Capstone’s mobile products market, which utilizes microturbines for the marine and electric vehicle industry, is gaining interest as liquid natural gas becomes more readily available as a transportation fuel and as emission regulations continue to be tightened on the diesel engine industry.

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

Mobile Products—Hybrid Electric Vehicles

Our technology is used in hybrid electric vehicle (“HEV”) applications. Our customers have applied our products in hybrid electric mobile applications, including transit buses and trucks. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability compared with traditional internal combustion engines.

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

Backlog

During the three months ended September 30, 2013, we booked total orders of $22.7 million for 141 units, or 21.3 megawatts, compared to $25.2 million for 178 units, or 20.2 megawatts, during the three months ended September 30, 2012. We shipped 164 units with an aggregate of 30.1 megawatts, generating microturbine product revenue of $28.7 million compared to 135 units with an aggregate of 24.0 megawatts, generating microturbine product revenue of $23.6 million during the three months ended September 30, 2012. Total backlog as of September 30, 2013 increased $8.7 million, or 6%, to $149.8 million from $141.1 million as of September 30, 2012. As of September 30, 2013, we had 775 units, or 161.1 megawatts, in total backlog compared to 675 units, or 155.6 megawatts, at the same date last year. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. Our actual product shipments during the three months ended September 30, 2013 were: 67% for use in natural resources applications, 19% for use in energy efficiency applications, 10% for use in renewable energy applications and 4% for use in other applications (including critical power supply and mobile products).

The following table summarizes our backlog:

	As of September 30,
	2013		2012
	Megawatts	Units	Megawatts	Units
C30	3.7	121	4.6	151
C65	30.2	465	19.2	296
TA100	2.0	20	2.8	28
C200	6.8	34	12.8	64
C600	8.4	14	13.2	22
C800	8.8	11	8.8	11
C1000	100.0	100	93.0	93
Waste heat recovery generator	1.2	10	1.2	10

Total Backlog	161.1	775	155.6	675

2.              Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 96 distributors and Original Equipment Manufacturers (“OEMs”). In North America, we currently have 32 distributors and OEMs. Internationally, outside of North America, we currently have 64 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.              Service  We provide service primarily through our global distribution network and offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of September 30, 2013 was $42.6 million which represents the value of the contractual agreements for FPP services that has not been earned and extends through Fiscal 2029.

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

•    Stock-based compensation expense;

•    Loss contingencies; and

•    Fair value of financial instruments.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenue - Revenue for the three months ended September 30, 2013 increased $5.2 million, or 17%, to $35.3 million from $30.1 million for the three months ended September 30, 2012. The change in revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 included increases in revenue of $11.0 million from the European market and $0.4 million each from the Asian and Australian markets. The increase in the European market was primarily related to increased sales into the Russian natural resources vertical market. The increases in the Asian and Australian markets were primarily because of fluctuations in the number and configurations of microturbine units shipped in these markets during the three months ended September 30, 2013 compared to the same period last year. This overall increase in revenue was offset by decreases in revenue of $5.0 million from the North American market and $1.6 million from the South American market. The decrease in the North American market was primarily a result of a shift in certain customers’ project timelines compared to the same period last year. The decrease in the South American market was primarily the result of fluctuations in the number and configurations of microturbine units shipped during the three months ended September 30, 2013 compared to the same period last year.

Megawatts shipped and microturbine units shipped during the three months ended September 30, 2013 increased as a result of overall higher sales volume of our microturbine products. For the three months ended September 30, 2013, revenue from microturbine products increased $5.1 million, or 22%, to $28.7 million from $23.6 million for the three months ended September 30, 2012. Microturbine megawatts shipped during the three months ended September 30, 2013 increased 6.1 megawatts to 30.1 megawatts from 24.0 megawatts for the three months ended September 30, 2012. Microturbine units shipped during the three months ended September 30, 2013 increased 29 units to 164 units from 135 units for the three months ended September 30, 2012. Average revenue per unit for each of the three months ended September 30, 2013 and 2012 was approximately $175,000.

For the three months ended September 30, 2013, revenue from our accessories, parts and service increased $0.1 million, or 2%, to $6.6 million from $6.5 million for the three months ended September 30, 2012. The increase in revenue resulted primarily from higher sales of microturbine parts offset by lower sales of microturbine service work.

The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2013			2012
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$2.1	1.4	47	$1.3	0.8	28
C65	5.8	4.9	76	5.1	4.6	70
TA100	0.3	0.3	3	0.3	0.2	2
C200	3.1	2.8	14	3.4	3.0	15
C600	1.1	1.2	2	5.3	5.4	9
C800	5.6	6.4	8	0.8	0.8	1
C1000 Series	10.5	13.0	13	7.3	9.0	9
Waste heat recovery generator	0.2	0.1	1	—	—	—
Unit upgrades	—	—	—	0.1	0.2	1
Total from Microturbine Products	$28.7	30.1	164	$23.6	24.0	135
Accessories, Parts and Service	6.6	—	—	6.5	—	—
Total	$35.3	30.1	164	$30.1	24.0	135

Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 29% and 24%, respectively, of revenue for the three months ended September 30, 2013. Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 32% of revenue for the three months ended September 30, 2012.

Gross Margin — Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory provision and provision for estimated product warranty expenses. The gross margin was $4.9 million, or 14% of revenue, for the three months ended September 30, 2013 compared to a gross margin of $2.6 million, or 9% of revenue, for the three months ended September 30, 2012. The increase of $2.3 million in gross margin was primarily related to a $1.4 million improvement resulting from overall higher sales volume of our microturbine products and lower direct material cost during the three months ended September 30, 2013. In addition, our warranty expense decreased $0.6 million, production and service center labor and overhead expenses decreased $0.2 million and royalty expense decreased $0.1 million during the three months ended September 30, 2013 compared to the prior year. Management continues to implement initiatives to address warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.6 million reflects a decrease in reliability repair programs, offset by an increase in the per unit standard warranty provision as a result of sales mix and higher volume of units under warranty during the three months ended September 30, 2013 compared to the prior year. Management expects per unit warranty rates for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Production and service center labor and overhead expense decreased $0.2 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as the result of a decrease in consulting and supplies expenses.

Royalty expense decreased $0.1 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of a reduction in the predetermined fixed rate royalty offset by higher volume of covered microturbine systems. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% because the repayment of Carrier’s cash and in-kind services investment was completed during the three months ended September 30, 2013.

Research and Development (“R&D”) Expenses - R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the three months ended September 30, 2013 decreased $0.4 million, or 17%, to $2.0 million from $2.4 million for the three months ended September 30, 2012. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall decrease in R&D expenses of $0.4 million resulted primarily from a decrease in supplies expense of $0.4 million. There were approximately $0.5 million of cost-sharing benefits for each of the three months ended September 30, 2013 and 2012. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses - SG&A expenses for the three months ended September 30, 2013 increased $0.2 million, or 3%, to $6.6 million from $6.4 million for the three months ended September 30, 2012. The net increase in SG&A expenses was comprised of an increase of $0.6 million in salaries expense, offset by a decrease of $0.4 million in marketing expense. Management expects SG&A expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we focus on continuous improvement in customer service levels and investment in software and hardware technology to support the growing business.

Interest Expense - Interest expense increased $0.1 million, or 100%, to $0.2 million for the three months ended September 30, 2013 from $0.1 million for the three months ended September 30, 2012. Interest expense is primarily incurred from the average balances outstanding under the Credit Facility (as defined below). As of September 30, 2013, we had total debt of $11.8 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability - Effective September 23, 2013, warrants issued in connection with the September 23, 2008 registered direct placement to purchase 4.0 million shares expired, and the liability associated with the warrants was reversed. This reversal of the warrant liability had no impact on our cash balances. The reversal of the warrant liability was a benefit of approximately $10,000 for the three months ended September 30, 2013. The change in fair value of the warrant liability was a benefit of $0.3 million for the three months ended September 30, 2012. The change in fair value of warrant liability during the three months ended September 30, 2012 was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is affected primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability had no impact on our cash balances.

Income Taxes - Income tax expense for the three months ended September 30, 2013 was $11,000. Income tax expense for the three months ended September 30, 2012 was $0.1 million. The decrease in income tax expense was primarily related to microturbine service activity in Mexico.

Six Months Ended September 30, 2013 and 2012

Revenue - Revenue for the six months ended September 30, 2013 increased $0.8 million, or 1%, to $59.7 million from $58.9 million for the six months ended September 30, 2012. The change in revenue for the six months ended September 30, 2013 compared to the six months ended September 30, 2012 included increases in revenue of $6.5 million from the European market, $1.9 million from the Australian market and $0.9 million from the Asian market. The increase in the European market was primarily related to increased sales into the Russian natural resources vertical market. The increases in the Asian and Australian markets were primarily because of fluctuations in the number and configurations of microturbine units shipped in these markets during the six months ended September 30, 2013 compared to the same period last year. This overall increase in revenue was offset by decreases in revenue of $6.8 million from the North American market and $1.7 million from the South American market. The decreases in the North American and South American markets were primarily as a result of a shift in certain customers’ project timelines compared to the same period last year.

Megawatts shipped and revenue per unit during the six months ended September 30, 2013 decreased primarily as a result of higher sales volume for our C30 and C65 microturbines. For the six months ended September 30, 2013, revenue from microturbine products increased $1.6 million, or 3%, to $48.9 million from $47.3 million for the six months ended September 30, 2012. Microturbine megawatts shipped during the six months ended September 30, 2013 decreased 0.1 megawatts to 49.0 megawatts from 49.1 megawatts for the six months ended September 30, 2012. Microturbine units shipped during the six months ended September 30, 2013 increased 68 units to 337 units from 269 units for the six months ended September 30, 2012. Average revenue per unit decreased for the six months ended September 30, 2013 to approximately $145,000 compared to approximately $176,000 per unit for the six months ended September 30, 2012.

For the six months ended September 30, 2013, revenue from our accessories, parts and service decreased $0.8 million, or 7%, to $10.8 million from $11.6 million for the six months ended September 30, 2012. The decrease in revenue resulted primarily from lower sales of microturbine service work, offset by higher sales of microturbine parts and FPP contract enrollments.

The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2013			2012
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$4.3	2.9	96	$2.4	1.6	52
C65	12.5	10.9	169	10.8	9.8	151
TA100	0.3	0.3	3	0.4	0.3	3
C200	8.0	7.2	36	5.7	5.0	25
C600	4.0	4.2	7	6.5	6.6	11
C800	5.6	6.4	8	1.5	1.6	2
C1000 Series	14.0	17.0	17	19.9	24.0	24
Waste heat recovery generator	0.2	0.1	1	—	—	—
Unit upgrades	—	—	—	0.1	0.2	1
Total from Microturbine Products	$48.9	49.0	337	$47.3	49.1	269
Accessories, Parts and Service	10.8	—	—	11.6	—	—
Total	$59.7	49.0	337	$58.9	49.1	269

E-Finity, BPC and Horizon accounted for 22%, 18% and 12% of revenue, respectively, for the six months ended September 30, 2013. For the six months ended September 30, 2012, Horizon and BPC accounted for 33% and 14% of revenue, respectively.

Gross Margin - The gross margin was $8.2 million, or 14% of revenue, for the six months ended September 30, 2013 compared to a gross margin of $4.8 million, or 8% of revenue, for the six months ended September 30, 2012. The increase of $3.4 million in gross margin was the result of a $1.8 million improvement realized from C30 and C65 microturbines sales volume and lower direct material costs during the six months ended September 30, 2013. In addition, there were decreases in our warranty expense of $0.9 million, royalty expense of $0.3 million, production and service center labor and overhead expenses of $0.2 million and inventory provision of $0.2 million during the six months ended September 30, 2013 compared to the prior year. Management continues to implement initiatives to address warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.9 million reflects a decrease in reliability repair programs, offset by an increase in the per unit standard warranty provision as a result of sales mix and higher volume of units under warranty during the six months ended September 30, 2013 compared to the prior year. Management expects per unit warranty rates for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense decreased $0.3 million during the six months ended September 30, 2013 compared to the six months ended September 30, 2012 as a result of a reduction in the predetermined fixed rate royalty offset by higher volume of covered microturbine systems. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% because the repayment of Carrier’s cash and in-kind services investment was completed during the three months ended September 30, 2013.

Production and service center labor and overhead expense decreased $0.2 million during the six months ended September 30, 2013 compared to the six months ended September 30, 2012 primarily as the result of a decrease in travel expense.

Inventory provision decreased $0.2 million during the six months ended September 30, 2013 compared to the six months ended September 30, 2012 primarily as the result of physical inventory adjustments and reserve for excess and obsolete inventory.

Research and Development Expenses - R&D expenses for the six months ended September 30, 2013 decreased $0.3 million, or 7%, to $4.3 million from $4.6 million for the six months ended September 30, 2012. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall decrease in R&D expenses of $0.3 million resulted from a decrease in supplies of $0.4 million, offset by increased salaries of $0.1 million. There were approximately $0.7 million of cost-sharing benefits for the six months ended September 30, 2013 and $0.8 million of such benefits for the six months ended September 30, 2012. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative Expenses - SG&A expenses for the six months ended September 30, 2013 increased $0.3 million, or 2%, to $14.2 million from $13.9 million for the six months ended September 30, 2012. The net increase in SG&A expenses was comprised of increases of $0.9 million in salaries expense and $0.2 million in consulting expense, offset by decreases of $0.4 million in bad debt expense and $0.4 million in marketing expense. Management expects SG&A expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we focus on continuous improvement in customer service levels and investment in software and hardware technology to support the growing business.

Interest Expense - Interest expense increased $0.1 million, or 33%, to $0.4 million for the six months ended September 30, 2013 from $0.3 million for the six months ended September 30, 2012. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of September 30, 2013, we had total debt of $11.8 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability - Effective September 23, 2013, warrants issued in connection with the September 23, 2008 registered direct placement to purchase 4.0 million shares expired, and the liability associated with the warrants was reversed. This reversal of the warrant liability had no impact on our cash balances. The reversal of the warrant liability was a benefit of approximately $10,000 for the six months ended September 30, 2013. The change in fair value of the warrant liability was a benefit of $0.5 million for the six months ended September 30, 2012. The change in fair value of warrant liability during the six months ended September 30, 2012 was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is impacted primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability had no impact on our cash balances.

Income Taxes - Income tax expense for the six months ended September 30, 2013 was $30,000. Income tax expense for the six months ended September 30, 2012 was $0.4 million. The decrease in income tax expense was primarily related to microturbine service activity in Mexico.

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

Our cash and cash equivalent balances decreased $10.6 million during the six months ended September 30, 2013, compared to a decrease of $4.7 million during the six months ended September 30, 2012. The overall decrease in cash during the six months ended September 30, 2013 compared to the six months ended September 30, 2012 was primarily the result of $5.5 million of cash provided by financing activities during the six months ended September 30, 2012. There was no such cash provided by financing activities during the six months ended September 30, 2013.

Operating Activities - During the six months ended September 30, 2013, we used $7.9 million in cash in our operating activities, which consisted of a net loss for the period of $10.7 million and cash used for working capital of $2.8 million, offset by non-cash adjustments (primarily warranty provision, depreciation and amortization, stock—based compensation and inventory provision) of $5.6 million. During the six months ended September 30, 2012, operating cash usage was $9.6 million, which consisted of a net loss for the period of $13.9 million and cash used for working capital of $1.9 million, offset by non-cash adjustments of $6.2 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Six Months Ended September 30,
	2013	2012
Net loss	$(10,686)	$(13,956)
Non-cash operating activities (1)	5,632	6,256
Changes in operating assets and liabilities:
Accounts receivable	(580)	2,864
Inventories	(2,617)	(3,314)
Accounts payable and accrued expenses	2,624	883
Other changes in operating assets and liabilities	(2,272)	(2,312)
Net cash used in operating activities	$(7,899)	$(9,579)

(1)                 Represents warranty provision, depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability, inventory provision and provisions for doubtful accounts.

The decrease in cash used in operating activities during the six months ended September 30, 2013 compared to the six months ended September 30, 2012 was primarily related to cash provided by accounts payable and accrued expenses and reduction in cash used for inventories offset by a reduction in cash from accounts receivable. The increase in cash provided by accounts payable and accrued expenses resulted primarily from the timing and level of inventory receipts compared to vendor payments as we approached the end of the second quarter. Accounts receivable increased primarily because of the timing of collections and higher sales occurring at the end of the period. The decrease in cash used in inventory was primarily because of an increase in inventory turns compared to same period last year.

Investing Activities - Net cash used in investing activities of $0.6 million and $0.7 million during the six months ended September 30, 2013 and 2012, respectively, relates primarily to the acquisition of fixed assets.

Financing Activities — During the six months ended September 30, 2013, we used $2.1 million in financing activities compared to cash generated during the six months ended September 30, 2012 of $5.5 million. The funds used in financing activities during the six months ended September 30, 2013 were primarily related to additional repayments under the Credit Facility. During the six months ended September 30, 2012 the funds generated from financing activities were primarily from the proceeds related to exercise of the Put Option described below and additional borrowings under the Credit Facility.

Effective March 5, 2012, the Company completed a registered direct placement in which it sold 22.6 million shares of the Company’s common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants expired on October 31, 2013. In addition, the Company obtained the right to require investors in the offering to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the “Put Options”) during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. Each Put Option was subject to certain conditions which could reduce the number of shares that could be sold or eliminate the Put Option. These conditions included a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company’s common shares during the 30 trading days prior to the exercise of the Put Option. The March 2012 sale resulted in gross proceeds of approximately $25.0 million and proceeds net of direct incremental costs of approximately $23.1 million. On October 31, 2013, warrants to purchase 4.7 million shares were exercised resulting in proceeds of approximately $6.0 million.

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

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the six months ended September 30, 2013, compared with $30,000 of net cash used during the six months ended September 30, 2012.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. As of September 30, 2013 and March 31, 2013, $11.8 million and $13.5 million in borrowings were outstanding, respectively, under the Credit Facility.

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

The Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for the Credit Facility, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes that we will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo. On June 7, 2013, we entered into an amendment to the Agreements which set the financial covenants for Fiscal 2014. As of September 30, 2013, we were in compliance with the covenants contained in the amended Agreements for Fiscal 2014.

Except for scheduled payments made on operating leases during the six months ended September 30, 2013, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2013.

Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, we may need to raise additional capital in the future. We could seek to raise funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. The Agreements with Wells Fargo will terminate in accordance with their terms on September 30, 2014. The Company expects to renew the Agreements with Wells Fargo, but there is no assurance that the Agreements will be renewed.

Although we believe we have sufficient capital to fund our working capital and capital expenditures for at least the next twelve months, depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the current backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve increased sales volume which is dependent on many factors, including:

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

Our accounts receivable balance, net of allowance for doubtful accounts, was $18.4 and $17.9 million as of September 30, 2013 and March 31, 2013, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of the second quarter of Fiscal 2014 was 48 days, compared with 46 days at the end of the second quarter of Fiscal 2013. We recorded bad debt expense of $0.1 million during the six months ended September 30, 2013 compared to $0.6 million during the six months ended September 30, 2012. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 7, 2013

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)