Form 10-Q/A
period 2013-09-30
CAPSTONE TURBINE Corp
filed 2013-11-20
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Capstone Turbine Corporation (the “Company” or “Capstone”) for the quarter ended September 30, 2013 (the “Original Filing”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2013, is being filed to correct an unintentional typographical error referencing the date of the Original Filing included on Exhibit 32.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32, respectively, to the Original Filing, have been revised, re-executed and re-filed as of the date of this Amendment.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document (c)
101.SCH	XBRL Schema Document (c)
101.CAL	XBRL Calculation Linkbase Document (c)
101.LAB	XBRL Label Linkbase Document (c)
101.PRE	XBRL Presentation Linkbase Document (c)
101.DEF	XBRL Definition Linkbase Document (c)

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 20, 2013

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Amended and Restated Bylaws of Capstone Turbine Corporation (b)
10	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document (c)
101.SCH	XBRL Schema Document (c)
101.CAL	XBRL Calculation Linkbase Document (c)
101.LAB	XBRL Label Linkbase Document (c)
101.PRE	XBRL Presentation Linkbase Document (c)
101.DEF	XBRL Definition Linkbase Document (c)

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957)