Form 10-Q
period 2013-12-31
CAPSTONE TURBINE Corp
filed 2014-02-10
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 310,128,393.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	December 31,	March 31,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$31,571	$38,817
Accounts receivable, net of allowance for doubtful accounts of $2,126 at December 31, 2013 and $2,142 at March 31, 2013	22,046	17,941
Inventories	22,086	18,513
Prepaid expenses and other current assets	2,588	2,588
Total current assets	78,291	77,859
Property, plant and equipment, net	3,095	3,543
Non-current portion of inventories	2,995	3,252
Intangible assets, net	1,912	2,313
Other assets	308	371
Total	$86,601	$87,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$28,975	$24,121
Accrued salaries and wages	1,533	1,721
Accrued warranty reserve	2,765	2,299
Deferred revenue	2,645	3,089
Revolving credit facility	13,204	13,476
Current portion of notes payable and capital lease obligations	612	361
Warrant liability	—	10
Total current liabilities	49,734	45,077
Long-term portion of notes payable and capital lease obligations	238	233
Other long-term liabilities	91	142
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 311,136,986 shares issued and 309,993,712 shares outstanding at December 31, 2013; 305,661,276 shares issued and 304,622,573 shares outstanding at March 31, 2013	311	306
Additional paid-in capital	804,407	796,767
Accumulated deficit	(766,850)	(753,975)
Treasury stock, at cost; 1,143,274 shares at December 31, 2013 and 1,038,703 shares at March 31, 2013	(1,330)	(1,212)
Total stockholders’ equity	36,538	41,886
Total	$86,601	$87,338

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue	$37,003	$33,257	$96,667	$92,187
Cost of goods sold	29,668	28,639	81,117	82,794
Gross margin	7,335	4,618	15,550	9,393
Operating expenses:
Research and development	2,267	2,188	6,558	6,805
Selling, general and administrative	6,991	6,816	21,200	20,692
Total operating expenses	9,258	9,004	27,758	27,497
Loss from operations	(1,923)	(4,386)	(12,208)	(18,104)
Other (expense) income	(2)	—	(22)	26
Interest expense	(176)	(205)	(538)	(524)
Change in fair value of warrant liability	—	304	10	755
Loss before income taxes	(2,101)	(4,287)	(12,758)	(17,847)
Provision for income taxes	88	190	117	586
Net loss	$(2,189)	$(4,477)	$(12,875)	$(18,433)

Net loss per common share—basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Weighted average shares used to calculate net loss per common share	308,407	304,418	306,044	301,376

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(12,875)	$(18,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,806	2,208
Amortization of deferred financing costs	167	92
Provision for allowance for doubtful accounts	193	518
Inventory provision	826	926
Provision for warranty expenses	3,377	4,438
Loss on disposal of equipment	—	2
Stock-based compensation	1,664	1,177
Change in fair value of warrant liability	(10)	(755)
Changes in operating assets and liabilities:
Accounts receivable	(4,298)	(1,240)
Inventories	(4,142)	(4,084)
Prepaid expenses and other current assets	371	(193)
Accounts payable and accrued expenses	4,854	1,573
Accrued salaries and wages and long term liabilities	(239)	290
Accrued warranty reserve	(2,911)	(3,554)
Deferred revenue	(444)	3,560
Net cash used in operating activities	(11,661)	(13,475)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(783)	(876)
Net cash used in investing activities	(783)	(876)
Cash Flows from Financing Activities:
Net (repayments of) proceeds from revolving credit facility	(272)	2,390
Repayment of notes payable and capital lease obligations	(393)	(309)
Net cash used in employee stock-based transactions	(91)	(29)
Proceeds from exercise of common stock warrants	5,954	4,260
Net cash provided by financing activities	5,198	6,312
Net decrease in Cash and Cash Equivalents	(7,246)	(8,039)
Cash and Cash Equivalents, Beginning of Period	38,817	49,952
Cash and Cash Equivalents, End of Period	$31,571	$41,913
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$380	$440
Income taxes	$72	$586
Supplemental Disclosures of Non-Cash Information:

Included in accounts payable at December 31, 2013 and 2012, is $10 thousand and $16 thousand of accrued purchases of property and equipment, respectively.

During the nine months ended December 31, 2013 and 2012, the Company incurred $491 thousand and $476 thousand, respectively, in connection with the renewal of insurance contracts, which was financed by notes payable.

During the nine months ended December 31, 2013, the Company incurred $158 thousand of capital expenditures that were funded by capital lease borrowings. There were no capital expenditures funded by capital lease borrowings during the nine months ended December 31, 2012.

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s loss from operations for the third quarter of Fiscal 2014 and 2013 was $1.9 million and $4.4 million, respectively. Management believes the Company’s net loss from operations will continue to decrease as the Company makes overall progress on its path to profitability. The Company’s cash and cash equivalents as of December 31, 2013 and March 31, 2013 were $31.6 million and $38.8 million, respectively.

Management believes that existing cash and cash equivalents are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if the Company’s anticipated cash needs change, it is possible that the Company may need to raise additional capital. The Company may seek to raise funds by selling additional securities to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. The Company’s Credit and Security Agreements (the “Agreements”) with Wells Fargo Bank, National Association (“Wells Fargo”) will terminate in accordance with their terms on September 30, 2014. The Company expects to renew the Agreements with Wells Fargo prior to their termination, but there is no assurance that the Agreements will be renewed. Please see Note 11—Revolving Credit Facility for further discussion of the Agreements with Wells Fargo.

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

4.  Customer Concentrations and Accounts Receivable

Sales to E-Finity Distributed Generation, LLC (“E-Finity”), Horizon Power Systems (“Horizon”) and Regatta Solutions, Inc. (“Regatta”), three of the Company’s domestic distributors, accounted for 18%, 16% and 11%, respectively, of revenue for the three months ended December 31, 2013. Sales to Horizon and BPC Engineering (“BPC”), one of the Company’s Russian distributors, accounted for 20% and 11%, respectively, of revenue for the three months ended December 31, 2012. E-Finity, BPC and Horizon accounted for 21%, 14% and 13% of revenue, respectively, for the nine months ended December 31, 2013. For the nine months ended December 31, 2012, Horizon and BPC accounted for 28% and 13% of revenue, respectively.

Additionally, BPC, E-Finity and ADA Engineering Co., Ltd, the Company’s Vietnamese distributor, accounted for 24%, 22% and 11%, respectively, of net accounts receivable as of December 31, 2013. BPC and Regatta accounted for 35% and 11%, respectively, of net accounts receivable as of March 31, 2013.

5.  Inventories

Inventories are valued at a first in first out (“FIFO”) basis and lower of cost or market and consisted of the following as of December 31, 2013 and March 31, 2013 (in thousands):

	December 31, 2013	March 31, 2013

Raw materials	$23,656	$20,198
Finished goods	1,425	1,567
Total	25,081	21,765
Less non-current portion	(2,995)	(3,252)
Current portion	$22,086	$18,513

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current product configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2013 is 1.8 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2013, over the periods presented in the following table (in thousands):

Expected Period of Use	Non-current Inventory Balance

13 to 24 months	$2,279
25 to 36 months	461
37 to 48 months	255
Total	$2,995

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.4 million and $1.4 million for the three and nine months ended December 31, 2013, respectively. The Company recorded depreciation expense of $0.6 million and $1.8 million for the three and nine months ended December 31, 2012, respectively. Property, plant and equipment consisted of the following as of December 31, 2013 and March 31, 2013 (in thousands):

	December 31, 2013	March 31, 2013

Machinery, rental equipment, equipment, automobiles and furniture	$21,365	$20,649
Leasehold improvements	9,728	9,708
Molds and tooling	5,111	4,933
	36,204	35,290
Less accumulated depreciation	(33,109)	(31,747)
Total property, plant and equipment, net	$3,095	$3,543

7.  Intangible Assets

The Company recorded amortization expense of $0.1 million and $0.4 million for the three and nine months ended December 31, 2013, respectively. Intangible assets consisted of the following as of December 31, 2013 (in thousands):

	December 31, 2013
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,524	$176
Technology	10 years	2,240	877	1,363
Parts and service customer relationships	5 years	1,080	846	234
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,284	$1,912

The Company recorded amortization expense of $0.1 million and $0.4 million for the three and nine months ended December 31, 2012, respectively. Intangible assets consisted of the following as of March 31, 2013 (in thousands):

	March 31, 2013
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,487	$213
Technology	10 years	2,240	709	1,531
Parts and service customer relationships	5 years	1,080	684	396
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	317	173
Trade name	1.2 years	69	69	—
Total		$8,196	$5,883	$2,313

Expected future amortization expense of intangible assets as of December 31, 2013 is as follows:

Amortization Expense
(In thousands)
2014 (remainder of fiscal year)	$180
2015	533
2016	273
2017	273
2018	242
Thereafter	411
Total expected future amortization	$1,912

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $15,000 and $19,500 were earned by Solar for the three months ended December 31, 2013 and 2012, respectively. Royalties of approximately $62,300 and $52,100 were earned by Solar for the nine months ended December 31, 2013 and 2012, respectively. Earned royalties of approximately $15,000 and $24,600 were unpaid as of December 31, 2013 and March 31, 2013, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8.  Stock-Based Compensation

The following table summarizes stock-based compensation expense as it is associated with each of the operations line items listed below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cost of goods sold	$13	$23	$34	$76
Research and development	73	91	490	240
Selling, general and administrative	395	367	1,140	861
Stock-based compensation expense	$481	$481	$1,664	$1,177

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 27,980,000 shares.

As of December 31, 2013, the Company had outstanding 3,550,000 non-qualified common stock options issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Included in the 3,550,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 250,000 options granted to the Company’s Senior Vice President of Program Management, 250,000 options granted to the Company’s Senior Vice President of Customer Service and 200,000 options granted to the Company’s former Senior Vice President of Human Resources. Additionally, as of December 31, 2013, the Company had outstanding 46,875 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued during the second quarter of Fiscal 2013 as an inducement grant to the Company’s Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years. Information relating to all outstanding stock options, except for rights associated with the Amended and Restated 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2013	11,791,765	$1.33
Granted	1,665,200	0.93
Exercised	(13,022)	1.01
Forfeited, cancelled or expired	(107,830)	1.15
Options outstanding at December 31, 2013	13,336,113	$1.29	5.37	$2,695,890

Options fully vested at December 31, 2013 and those expected to vest beyond December 31, 2013	13,103,969	$1.29	5.31	$2,620,410

Options exercisable at December 31, 2013	10,059,889	$1.36	4.27	$1,737,651

The weighted average per share grant date fair value of options granted during the nine months ended December 31, 2013 and 2012 was $0.93 and $1.01, respectively. The weighted average per share grant date fair value of options exercised during the three and nine months ended December 31, 2013 was $1.01. The total intrinsic value of options exercised during each of the three and nine months ended December 31, 2013 was approximately $10,000. There were no options exercised during each of the three or nine months ended December 31, 2012. The Company recorded expense of approximately $0.2 million and $0.3 million associated with its stock options during the three months ended December 31, 2013 and 2012, respectively. The Company recorded expense of approximately $0.9 million and $0.7 million associated with its stock options during the nine months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was approximately $1.9 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.7 years.

There were no options granted during the three months ended December 31, 2013 and 2012. The Company calculated the estimated fair value of each stock option granted during the nine months ended December 31, 2012 and 2013 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Risk-free interest rates	—%	—%	0.9%	0.8%
Expected lives (in years)	—	—	5.7	5.7
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	—%	77.3%	79.8%

The Company’s computation of expected volatility for the nine months ended December 31, 2013 and 2012 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected terms. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the three and nine months ended December 31, 2013 and 2012 has been reduced by estimated forfeitures.

The following table outlines the restricted stock unit activity:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units outstanding at March 31, 2013	1,467,096	$1.10

Granted	1,295,418	1.06
Vested and issued	(651,908)	1.06
Forfeited	(85,171)	1.09

Unvested restricted stock units outstanding at December 31, 2013	2,025,435	$1.09
Restricted stock units expected to vest beyond December 31, 2013	1,836,615	$1.09

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The weighted average per share grant date fair value of restricted stock granted during the three months ended December 31, 2013 and 2012 was approximately $1.27 and $1.03, respectively. The weighted average per share grant date fair value of restricted stock granted during the nine months ended December 31, 2013 and 2012 was approximately $1.06 and $0.98, respectively. The total fair value of restricted stock units vested and issued by the Company during the three months ended December 31, 2013 and 2012 was approximately $33,000 and $0.2 million, respectively. The total fair value of restricted stock units vested and issued by the Company during the nine months ended December 31, 2013 and 2012 was approximately $0.8 million and $0.5 million, respectively. The Company recorded expense of approximately $0.3 million and $0.2 million associated with its restricted stock awards and units during the three months ended December 31, 2013 and 2012, respectively. The Company recorded expense of approximately $0.8 million and $0.5 million associated with its restricted stock awards and units during the nine months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was approximately $1.6 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.6 years.

During the three months ended December 31, 2013 and 2012, the Company issued a total of 25,316 and 29,993 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. During the nine months ended December 31, 2013 and 2012, the Company issued a total of 73,478 and 74,200 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The weighted average per share grant date fair value of shares of stock issued during the three months ended December 31, 2013 and 2012 was $1.16 and $0.95, respectively. The weighted average per share grant date fair value of shares of stock issued during the nine months ended December 31, 2013 and 2012 was $1.18 and $0.98, respectively.

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

On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company’s exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period would be discounted pursuant to a formula that resulted in a purchase price for the first exercise period of $0.94 per share. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the 2012 Warrants originally issued to the investor to $1.26. The exercise of the first Put Option resulted in net proceeds of $4.2 million. On February 21, 2013, the Company entered into a letter agreement (each a “Letter Agreement” and, collectively, the “Letter Agreements”) with each of the investors in the 2012 registered direct offering. Pursuant to the Letter Agreements, the parties evidenced their mutual agreement that the Company would not exercise any portion of the second Put Option. The Company chose not to exercise the second of the two Put Options because of its improved cash position at the time and its desire to avoid stockholder dilution. On October 31, 2013, an unsolicited exercise of 2012 Warrants to purchase 4.7 million shares resulted in proceeds of approximately $6.0 million. Effective October 31, 2013, all remaining outstanding 2012 Warrants expired.

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

The table below presents assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$16,737	$16,737	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at December 31, 2013.

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

	As of December 31, 2013		As of March 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$13,204	$13,204	$13,476	$13,476

The fair value of the Company’s warrant liability recorded in the Company’s financial statements as of March 31, 2013 was determined using the Monte—Carlo simulation valuation method and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company’s stock. The expected life was based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life. The Company’s use of different estimates and assumptions could produce different financial results.

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

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances. The minimum cash balance requirement was $18.4 million as of December 31, 2013, and (c) limitations on the Company’s annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

The Company has pledged its accounts receivable, inventories, equipment, patents and other assets as collateral for the Credit Facility, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. On June 7, 2013, the Company entered into an amendment to the Agreements which set the financial covenants for Fiscal 2014. As of December 31, 2013 the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company’s net income for the nine months ended December 31, 2013. On January 31, 2014, the Company received from Wells Fargo a waiver of the Company’s noncompliance with the financial covenant regarding its net income for the nine months ended December 31, 2013. Based on the Company’s current forecasts and following the waiver of noncompliance described above, the Company believes it will maintain compliance with the covenants contained in the amended Agreements for the remainder of the term of the Agreements. If an additional subsequent covenant violation were to occur, the Company would attempt to negotiate a waiver of compliance from Wells Fargo.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at December 31, 2013 and March 31, 2013 was 4.0% and 5.4%, respectively.

The Company incurred $0.1 million in origination fees in connection with a September 2011 amendment to the Agreements that increased borrowing capacity and extended the maturity date of the Credit Facility. These fees were capitalized and are being amortized to interest expense through September 2014. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of December 31, 2013 and March 31, 2013, $13.2 million and $13.5 million in borrowings were outstanding, respectively, under the Credit Facility. Interest expense related to the Credit Facility during the three months ended December 31, 2013 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended December 31, 2012 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs.  Interest expense related to the Credit Facility during the nine months ended December 31, 2013 was $0.5 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2012 was $0.6 million, which includes $0.1 million in amortization of deferred financing costs.

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

Changes in accrued warranty reserve during the nine months ended December 31, 2013 are as follows (in thousands):

Balance, beginning of the period	$2,299
Standard warranty provision	2,323
Changes for accrual related to reliability repair programs	1,054
Deductions for warranty claims	(2,911)
Balance, end of the period	$2,765

13.  Deferred Revenue

Changes in deferred revenue are as follows during the nine months ended December 31, 2013 (in thousands):

FPP Balance, beginning of the period	$1,412
FPP Billings	5,635
FPP Revenue recognized	(5,142)
Balance attributed to FPP contracts	1,905
Deposits	740
Deferred revenue balance, end of the period	$2,645

Comprehensive Factory Protection Plan (“FPP”) deferred revenue represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

14.  Other Current Liabilities

In September 2007, the Company entered into a Development and License Agreement (the “Development Agreement”) with UTC Power Corporation (“UTCP”), a division of United Technologies Corporation. The Development Agreement engaged UTCP to fund and support the Company’s continued development and commercialization of the Company’s 200 kilowatt (“C200”) microturbine. Pursuant to the terms of the Development Agreement, UTCP contributed $12.0 million in cash and approximately $0.8 million of in-kind services toward the Company’s efforts to develop the C200. In return, the Company agreed to pay UTCP an ongoing royalty of 10% of the sales price of the C200 sold to customers other than UTCP until the aggregate of UTCP’s cash and in-kind services investment was recovered and, thereafter, the royalty would be reduced to 5% of the sales price. In August 2009, the Development Agreement was assigned by UTCP to Carrier Corporation (“Carrier”).

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier that amended the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. The fixed rate royalty was reduced during the three months ended September 30, 2013 by 50% because the repayment of Carrier’s cash and in-kind services investment was completed. Carrier earned $0.6 million and $0.9 million in royalties for C200 and C1000 Series system sales during the three months ended December 31, 2013 and 2012, respectively. Carrier earned $2.2 million and $2.9 million in royalties for C200 and C1000 system sales during the nine months ended December 31, 2013 and 2012, respectively. Earned royalties of $0.6 million and $1.4 million were unpaid as of December 31, 2013 and March 31, 2013, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2013, the Company had firm commitments to purchase inventories of approximately $40.2 million through Fiscal 2015. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2018. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.1 million as of December 31, 2013 and March 31, 2013, respectively. Rent expense was approximately $0.6 million and $0.5 million during the three months ended December 31, 2013 and 2012, respectively. Rent expense was approximately $1.7 million and $1.6 million during the nine months ended December 31, 2013 and 2012, respectively.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $15.0 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. The contract is over a five-year period and will be completed by September 2015. The Company billed the DOE under the contract for this project a cumulative amount of $3.3 million through December 31, 2013.

In November 2009, the Company was awarded a grant from the DOE for the research, development and testing of a more fuel flexible microturbine capable of operating on a wider variety of biofuels. This program concluded in August 2013 and the Company billed the DOE a cumulative amount of $1.4 million under this contract.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held by distributors. As of December 31, 2013 and March 31, 2013, no significant inventories were held at distributors.

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

16.  Net Income (Loss) Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended December 31, 2013 which would make these instruments anti-dilutive. As of December 31, 2013 and 2012, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 15.4 million and 13.2 million, respectively. As of December 31, 2013, the Company did not have any warrants outstanding. As of December 31, 2012, the number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million.

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

Overview

Capstone is the market leader in microturbines based on the number of microturbines sold. During the third quarter of Fiscal 2014, we decreased our net loss by 51% to $2.2 million compared to the same period last year and held our net loss per share to $0.01. We continue to remain focused on improving our gross margin. Our gross margin was 20% for the third quarter of Fiscal 2014, which represents an increase of over 600 basis points from our gross margin of 14% for the third quarter of Fiscal 2013. Management believes that our ongoing efforts in manufacturing cost reduction and product robustness were the primary reasons for our gross margin and net loss improvement during the third quarter of Fiscal 2014 compared to the third quarter of the prior year. The first nine months of Fiscal 2014 were characterized by overall higher sales volume for our microturbine products led by the natural resources vertical market. In addition, the European market is showing signs of improvement with an increase in revenue of 34%, primarily from Russia, compared to the same period last year. During the first nine months of Fiscal 2014, warranty expense for C200 and C1000 Series systems declined compared to the first nine months of Fiscal 2013. Management expects per unit warranty rates for C200 and C1000 Series systems to decline during Fiscal 2014 as reliability repair programs are completed and the products mature.

Capstone products continue to gain interest in all five of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power/power security and mobile products). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market continues to be a significant portion of our business as we ship products around the globe for applications fueled by landfill gas, biodiesel, biogas such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near—term business success in the oil and gas and other natural resource markets as we gain product acceptance in U.S. shale plays and Russian oil fields. Our critical power and power security initial installations are performing well, and we continue to focus efforts on gaining market share in this segment. Capstone’s mobile products market, which utilizes microturbines for the marine and electric vehicle industry, is gaining interest as liquid natural gas becomes more readily available as a transportation fuel and as emission regulations continue to be tightened on the diesel engine industry.

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

Backlog

During the three months ended December 31, 2013, we booked total orders of $40.5 million for 109 units, or 46.0 megawatts, compared to $21.7 million for 137 units, or 22.4 megawatts, during the three months ended December 31, 2012. We shipped 162 units with an aggregate of 28.7 megawatts, generating microturbine product revenue of $29.9 million during the three months ended December 31, 2013 compared to 166 units with an aggregate of 26.1 megawatts, generating microturbine product revenue of $26.3 million during the three months ended December 31, 2012. Total backlog as of December 31, 2013 increased $23.9 million, or 18%, to $160.4 million from $136.5 million as of December 31, 2012. As of December 31, 2013, we had 722 units, or 178.4 megawatts, in total backlog compared to 646 units, or 152.0 megawatts, at the same date last year. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. Our actual product shipments during the three months ended December 31, 2013 were: 59% for use in natural resources applications, 19% for use in energy efficiency applications, 3% for use in renewable energy applications and 19% for use in other applications (including critical power supply and mobile products).

The following table summarizes our backlog:

	As of December 31,
	2013		2012
	Megawatts	Units	Megawatts	Units
C30	3.2	106	3.2	106
C65	27.2	419	21.2	327
TA100	1.9	19	2.3	23
C200	3.8	19	12.2	61
C600	9.0	15	8.4	14
C800	8.0	10	6.4	8
C1000	124.0	124	97.0	97
Waste heat recovery generator	1.3	10	1.3	10

Total Backlog	178.4	722	152.0	646

2.              Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 99 distributors and Original Equipment Manufacturers (“OEMs”). In North America, we currently have 32 distributors and OEMs. Internationally, outside of North America, we currently have 67 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.              Service  We provide service primarily through our global distribution network and offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. In January 2011, we expanded the FPP to include total microturbine plant operations if required by the end use customer. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of December 31, 2013 was $45.2 million, which represents the value of the contractual agreements for FPP services that has not been earned and extends through Fiscal 2029.

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

5.              New Product Development  Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability, reduce direct material costs, and be compliant with the new stringent European power grid requirements. We are also developing a more efficient microturbine CHP system with the DOE. The first phase of the development program has successfully achieved 270 kW with a prototype C250 engine.  Capstone plans to continue development of the engine as well as power electronics and software controls required for successful commercialization. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the consolidated financial statements. These policies (except as noted below) are described in greater detail in our Annual Report on Form 10-K for Fiscal 2013 and continue to include the following areas:

•                  Impairment of long-lived assets, including intangible assets with finite lives;

•                  Inventory write-downs and classification of inventories;

•                  Estimates of warranty obligations;

•                  Allowance for doubtful accounts;

•                  Deferred tax assets and valuation allowance;

•                  Stock-based compensation expense;

•                  Loss contingencies; and

•                  Fair value of financial instruments.

Results of Operations

Three Months Ended December 31, 2013 and 2012

Revenue - Revenue for the three months ended December 31, 2013 increased $3.7 million, or 11%, to $37.0 million from $33.3 million for the three months ended December 31, 2012. The change in revenue for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 included increases in revenue of $2.6 million from the North American market, $1.1 million from the African market, $0.9 million from the South American market and $0.5 million from the European market. The increase in the North American market was primarily because of a change in product mix of microturbine units shipped in this market during the three months ended December 31, 2013 compared to the same period last year. The increase in the African market was primarily the result of further market adoption of our products in this market. The increase in the European market was primarily related to higher sales into the Russian natural resources vertical market. This overall increase in revenue was offset by decreases in revenue of $1.0 million from the Australian market and $0.4 million from the Asian market. The decrease in the Australian market was primarily a result of a shift in certain customers’ project timelines compared to the same period last year. The decrease in the Asian market was primarily the result of a change in product mix of microturbine units shipped during the three months ended December 31, 2013 compared to the same period last year.

Megawatts shipped and revenue per unit during the three months ended December 31, 2013 increased as a result of higher sales volume of our C65 microturbine and C1000 Series product line. For the three months ended December 31, 2013, revenue from microturbine products increased $3.6 million, or 14%, to $29.9 million from $26.3 million for the three months ended December 31, 2012. Microturbine megawatts shipped during the three months ended December 31, 2013 increased 2.6 megawatts to 28.7 megawatts from 26.1 megawatts for the three months ended December 31, 2012. Microturbine units shipped during the three months ended December 31, 2013 decreased by four units to 162 units from 166 units for the three months ended December 31, 2012. Average revenue per unit increased for the three months ended December 31, 2013 to approximately $184,000 compared to approximately $158,000 per unit for the three months ended December 31, 2012.

For the three months ended December 31, 2013, revenue from our accessories, parts and service increased $0.1 million, or 1%, to $7.1 million from $7.0 million for the three months ended December 31, 2012. The increase in revenue resulted primarily from higher FPP contract enrollment and sales of microturbine parts offset by lower sales of microturbine service work.

The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2013			2012
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.0	0.6	19	$2.5	1.6	54
C65	7.7	6.8	105	5.3	4.8	73
TA100	0.1	0.1	1	1.1	0.5	5
C200	5.0	3.6	18	2.6	2.6	13
C600	1.1	1.2	2	5.3	5.4	9
C800	2.3	2.4	3	3.1	3.2	4
C1000	12.7	14.0	14	6.4	8.0	8
Total from Microturbine Products	$29.9	28.7	162	$26.3	26.1	166
Accessories, Parts and Service	7.1	—	—	7.0	—	—
Total	$37.0	28.7	162	$33.3	26.1	166

Sales to E-Finity Distributed Generation, LLC (“E-Finity”), Horizon Power Systems (“Horizon”) and Regatta Solutions, Inc. (“Regatta”), three of the Company’s domestic distributors, accounted for 18%, 16% and 11%, respectively, of revenue for the three months ended December 31, 2013. Sales to Horizon, one of the Company’s domestic distributors, and BPC Engineering (“BPC”), one of the Company’s Russian distributors, accounted for 20% and 11%, respectively of revenue for the three months ended December 31, 2012.

Gross Margin — Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory provision and provision for estimated product warranty expenses. The gross margin was $7.3 million, or 20% of revenue, for the three months ended December 31, 2013 compared to a gross margin of $4.6 million, or 14% of revenue, for the three months ended December 31, 2012. The increase of $2.7 million in gross margin was primarily related to a $2.2 million improvement resulting from change in product mix of our microturbine products and lower direct material cost during the three months ended December 31, 2013. In addition, our royalty expense decreased $0.4 million and warranty expense decreased $0.1 million during the three months ended December 31, 2013 compared to the prior year. Management continues to implement initiatives to address warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.1 million reflects a decrease in reliability repair programs, offset by an increase in the per unit standard warranty provision as a result of sales mix and higher volume of units under warranty during the three months ended December 31, 2013 compared to the prior year. Management expects per unit warranty rates for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense decreased $0.4 million during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 as a result of a reduction in the predetermined fixed rate royalty offset by higher volume of covered microturbine systems. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% because of the contractual reduction during the three months ended September 30, 2013.

Research and Development (“R&D”) Expenses - R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the three months ended December 31, 2013 increased $0.1 million, or 5%, to $2.3 million from $2.2 million for the three months ended December 31, 2012. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of $0.1 million resulted primarily from an increase in supplies expense of $0.1 million. There were approximately $0.4 million of cost-sharing benefits for the three months ended December 31, 2013 and $0.3 million of such benefits for the three months ended December 31, 2012. Cost-sharing programs vary from period to period depending on the phase of the programs. At the end of the third quarter of Fiscal 2014, management expects R&D expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses - SG&A expenses for the three months ended December 31, 2013 increased $0.2 million, or 3%, to $7.0 million from $6.8 million for the three months ended December 31, 2012. The net increase in SG&A expenses was comprised of increases of $0.2 million in travel expense and $0.1 million in bad debt expense, offset by a decrease of $0.1 million in marketing expense. At the end of the third quarter of Fiscal 2014, management expects SG&A expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we focus on continuous improvement in customer service levels and investment in software and hardware technology to support the growing business.

Interest Expense - Interest expense for each of the three months ended December 31, 2013 and 2012 was approximately $0.2 million. Interest expense is primarily incurred from the average balances outstanding under the Credit Facility (as defined below). As of December 31, 2013, we had total debt of $13.2 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability — Effective September 23, 2013, warrants to purchase approximately 4.0 million shares of common stock that were issued in connection with the September 23, 2008 registered direct placement expired, and the liability associated with the warrants was reversed. This reversal of the warrant liability had no impact on our cash balances. The change in fair value of the warrant liability was a benefit of $0.3 million for the three months ended December 31, 2012. The change in fair value of warrant liability for the three months ended December 31, 2012 was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is affected primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability had no impact on our cash balances.

Income Taxes - Income tax expense for the three months ended December 31, 2013 was $0.1 million. Income tax expense for the three months ended December 31, 2012 was $0.2 million. The decrease in income tax expense was primarily related to microturbine service activity in Mexico.

Nine Months Ended December 31, 2013 and 2012

Revenue - Revenue for the nine months ended December 31, 2013 increased $4.5 million, or 5%, to $96.7 million from $92.2 million for the nine months ended December 31, 2012. The change in revenue for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 included increases in revenue of $7.0 million from the European market, $1.1 million from the African market, $0.8 million from the Australian market and $0.5 million from the Asian market. The increase in the European market was primarily related to increased sales into the Russian natural resources vertical market. The increase in the African market was primarily the result of further market adoption of our products in this market. The increases in the Asian and Australian markets were primarily because of a change in product mix of microturbine units shipped in these markets during the nine months ended December 31, 2013 compared to the same period last year. This overall increase in revenue was offset by decreases in revenue of $4.2 million from the North American market and $0.7 million from the South American market. The decreases in the North American and South American markets were primarily as a result of a shift in certain customers’ project timelines compared to the same period last year.

Megawatts shipped and microturbine units shipped during the nine months ended December 31, 2013 increased as a result of overall higher sales volume for our microturbine products. For the nine months ended December 31, 2013, revenue from microturbine products increased $5.2 million, or 7%, to $78.8 million from $73.6 million for the nine months ended December 31, 2012. Microturbine megawatts shipped during the nine months ended December 31, 2013 increased 2.6 megawatts to 77.7 megawatts from 75.1 megawatts for the nine months ended December 31, 2012. Microturbine units shipped during the nine months ended December 31, 2013 increased 64 units to 499 units from 435 units for the nine months ended December 31, 2012. Average revenue per unit decreased for the nine months ended December 31, 2013 to approximately $158,000 compared to approximately $169,000 per unit for the nine months ended December 31, 2012. The decrease in average revenue per unit was primarily the result of a change in mix of C1000 Series systems and more C30 and C65 microturbines shipped during the nine months ended December 31, 2013 compared to the same period last year.

For the nine months ended December 31, 2013, revenue from our accessories, parts and service decreased $0.7 million, or 4%, to $17.9 million from $18.6 million for the nine months ended December 31, 2012. The decrease in revenue resulted primarily from lower sales of microturbine service work, partially offset by higher sales of microturbine parts and FPP contract enrollment.

The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2013			2012
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$5.2	3.5	115	$4.8	3.2	106
C65	20.2	17.7	274	16.1	14.5	224
TA100	0.5	0.4	4	1.5	0.8	8
C200	13.0	10.8	54	8.3	7.6	38
C600	5.1	5.4	9	11.9	12.0	20
C800	7.9	8.8	11	4.6	4.8	6
C1000	26.7	31.0	31	26.3	32.0	32
Waste heat recovery generator	0.2	0.1	1	—	—	—
Unit upgrades	—	—	—	0.1	0.2	1
Total from Microturbine Products	$78.8	77.7	499	$73.6	75.1	435
Accessories, Parts and Service	17.9	—	—	18.6	—	—
Total	$96.7	77.7	499	$92.2	75.1	435

Sales to E-Finity, BPC and Horizon accounted for 21%, 14% and 13% of revenue, respectively, for the nine months ended December 31, 2013. For the nine months ended December 31, 2012, Horizon and BPC accounted for 28% and 13% of revenue, respectively.

Gross Margin - The gross margin was $15.6 million, or 16% of revenue, for the nine months ended December 31, 2013 compared to a gross margin of $9.4 million, or 10% of revenue, for the nine months ended December 31, 2012. The increase of $6.2 million in gross margin was the result of a $4.1 million improvement realized from overall higher sales volume of our microturbine products and lower direct material costs during the nine months ended December 31, 2013. In addition, there were decreases in our warranty expense of $1.1 million, royalty expense of $0.7 million, inventory provision of $0.2 million and production and service center labor and overhead expenses of $0.1 million during the nine months ended December 31, 2013 compared to the prior year. Management continues to implement initiatives to address warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $1.1 million reflects a decrease in reliability repair programs, offset by an increase in the per unit standard warranty provision as a result of sales mix and higher volume of units under warranty during the nine months ended December 31, 2013 compared to the prior year. Management expects per unit warranty rates for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense decreased $0.7 million during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 as a result of a reduction in the predetermined fixed rate royalty offset by higher volume of covered microturbine systems. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% because of the contractual reduction during the three months ended September 30, 2013.

Inventory provision decreased $0.2 million during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 primarily as the result of physical inventory adjustments and reserve for excess and obsolete inventory.

Production and service center labor and overhead expense decreased $0.1 million during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 primarily as the result of a decrease in travel expense, partially offset by an increase in salaries expense.

Research and Development Expenses - R&D expenses for the nine months ended December 31, 2013 decreased $0.2 million, or 3%, to $6.6 million from $6.8 million for the nine months ended December 31, 2012. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall decrease in R&D expenses of $0.2 million resulted from a decrease in supplies of $0.3 million, offset by increased salaries of $0.1 million. There were approximately $1.1 million of cost-sharing benefits for the nine months ended December 31, 2013 and $1.2 million of such benefits for the nine months ended December 31, 2012. Cost-sharing programs vary from period to period depending on the phase of the programs. At the end of the third quarter of Fiscal 2014, management expects R&D expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative Expenses - SG&A expenses for the nine months ended December 31, 2013 increased $0.5 million, or 2%, to $21.2 million from $20.7 million for the nine months ended December 31, 2012. The net increase in SG&A expenses was comprised of increases of $1.0 million in salaries expense, $0.2 million in supplies expense and $0.2 million in consulting expense, offset by decreases of $0.6 million in marketing expense and $0.3 million in bad debt expense. At the end of the third quarter of Fiscal 2014, management expects SG&A expenses in Fiscal 2014 to be slightly higher than in Fiscal 2013 as we focus on continuous improvement in customer service levels and investment in software and hardware technology to support the growing business.

Interest Expense - Interest expense for each of the nine months ended December 31, 2013 and 2012 was approximately $0.5 million. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of December 31, 2013, we had total debt of $13.2 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability - Effective September 23, 2013, warrants to purchase approximately 4.0 million shares of common stock that were issued in connection with the September 23, 2008 registered direct placement expired, and the liability associated with the warrants was reversed. This reversal of the warrant liability had no impact on our cash balances. The reversal of the warrant liability was a benefit of approximately $10,000 for the nine months ended December 31, 2013. The change in fair value of the warrant liability was a benefit of $0.8 million for the nine months ended December 31, 2012. The change in fair value of warrant liability during the nine months ended December 31, 2012 was a result of warrant exercises and revaluing the warrant liability based on the Monte-Carlo simulation valuation model which is impacted primarily by the quoted price of the Company’s common stock in an active market. This revaluation of the warrant liability had no impact on our cash balances.

Income Taxes - Income tax expense for the nine months ended December 31, 2013 was $0.1 million. Income tax expense for the nine months ended December 31, 2012 was $0.6 million. The decrease in income tax expense was primarily related to microturbine service activity in Mexico.

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

Our cash and cash equivalent balances decreased $7.2 million during the nine months ended December 31, 2013, compared to a decrease of $8.0 million during the nine months ended December 31, 2012. The overall improvement in cash during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 was primarily the result of a reduction of cash used in operating activities.

Operating Activities - During the nine months ended December 31, 2013, we used $11.7 million in cash in our operating activities, which consisted of a net loss for the period of $12.9 million and cash used for working capital of $6.8 million, offset by non-cash adjustments (primarily warranty provision, depreciation and amortization, stock—based compensation and inventory provision) of $8.0 million. During the nine months ended December 31, 2012, operating cash usage was $13.5 million, which consisted of a net loss for the period of $18.4 million and cash used for working capital of $3.7 million, offset by non-cash adjustments of $8.6 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended December 31,
	2013	2012
Net loss	$(12,875)	$(18,433)
Non-cash operating activities (1)	8,023	8,606
Changes in operating assets and liabilities:
Accounts receivable	(4,298)	(1,240)
Inventories	(4,142)	(4,084)
Accounts payable and accrued expenses	4,854	1,573
Other changes in operating assets and liabilities	(3,223)	103
Net cash used in operating activities	$(11,661)	$(13,475)

(1)                 Represents warranty provision, depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability, inventory provision and provisions for doubtful accounts.

The decrease in cash used in operating activities during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 was primarily related to an improvement in net loss, offset by reduction in cash from customer deposits.

Investing Activities - Net cash used in investing activities of $0.8 million and $0.9 million during the nine months ended December 31, 2013 and 2012, respectively, relates primarily to the acquisition of fixed assets.

Financing Activities — During the nine months ended December 31, 2013, we generated $5.2 million from financing activities compared to cash generated during the nine months ended December 31, 2012 of $6.3 million. The funds generated from financing activities during the nine months ended December 31, 2013 were primarily the result of the exercise of warrants, described below yielding $6.0 million in cash offset by additional repayments under the Credit Facility. During the nine months ended December 31, 2012 the funds generated from financing activities were primarily from the proceeds related to exercise of the Put Option described below and additional borrowings under the Credit Facility.

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

On September 18, 2012, the Company entered into an Investor Agreement with one of the investors in the 2012 registered direct offering pursuant to which the investor agreed to (i) waive the condition precedent to the Company’s exercise of the Put Option requiring the arithmetic average of the average daily trading volumes during the measurement period set forth in the subscription agreement between the Company and the investor and on the exercise date be not less than 1.75 million shares and (ii) amend the subscription agreement to provide that the purchase price of the additional shares during the first exercise period shall be an 8% discount to the lesser of the closing bid price of the Company’s common stock on September 18, 2012, and the VWAP measurement for the ten trading days ending on September 18, 2012. Additionally, pursuant to the Investor Agreement, the Company agreed to amend the exercise price of the warrant originally issued to $1.26. The exercise of the Put Option resulted in net proceeds of $4.2 million. On February 21, 2013, the Company entered into a letter agreement (each a “Letter Agreement” and, collectively, the “Letter Agreements”) with each of the investors in the 2012 registered direct offering. Pursuant to the Letter Agreements, the parties evidenced their mutual agreement that the Company would not exercise any portion of the second Put Option. The Company chose not to exercise the second of the two Put Options because of its improved cash position at the time and its desire to avoid stockholder dilution. On October 31, 2013, an unsolicited exercise of 2012 Warrants to purchase 4.7 million shares resulted in proceeds of approximately $6.0 million. Effective October 31, 2013, all remaining outstanding 2012 Warrants expired.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the nine months ended December 31, 2013, compared with $29,000 of net cash used during the nine months ended December 31, 2012.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate (the “Credit Facility”). The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. As of December 31, 2013 and March 31, 2013, $13.2 million and $13.5 million in borrowings were outstanding, respectively, under the Credit Facility.

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

The Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for the Credit Facility, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. On June 7, 2013, we entered into an amendment to the Agreements which set the financial covenants for Fiscal 2014. As of December 31, 2013, we determined that we were not in compliance with the financial covenant contained in the amended Agreements regarding our net income for the nine months ended December 31, 2013. On January 31, 2014, we received from Wells Fargo a waiver of noncompliance with the financial covenant regarding our net income for the nine months ended December 31, 2013. Based on our current forecasts and following the waiver of noncompliance described above, management believes that we will maintain compliance with the covenants contained in the amended Agreements for the remainder of the term of the Agreements. If an additional subsequent covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo.

Except for scheduled payments made on operating leases during the nine months ended December 31, 2013, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2013.

Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, we may need to raise additional capital in the future. We could seek to raise funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. The Agreements with Wells Fargo will terminate in accordance with their terms on September 30, 2014. The Company expects to renew the Agreements prior to their termination with Wells Fargo, but there is no assurance that the Agreements will be renewed.

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

Our accounts receivable balance, net of allowance for doubtful accounts, was $22.0 and $17.9 million as of December 31, 2013 and March 31, 2013, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of the third quarter of Fiscal 2014 was 54 days, compared with 53 days at the end of the third quarter of Fiscal 2013. We recorded bad debt expense of $0.2 million during the nine months ended December 31, 2013 compared to $0.5 million during the nine months ended December 31, 2012. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

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

Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: February 10, 2014

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