Form 10-K
period 2014-03-31
CAPSTONE TURBINE Corp
filed 2014-06-12
CIK 1009759

Use these links to rapidly review the document

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15957

CAPSTONE TURBINE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4180883 (I.R.S. Employer Identification No.)
21211 Nordhoff Street, Chatsworth, California (Address of principal executive offices)	91311 (Zip Code)

(818) 734-5300
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share Series A Preferred Stock Purchase Rights	NASDAQ Global Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2013 was approximately $357.1 million.

          As of June 6, 2014, there were 329,407,949 shares of the registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement relating to the registrant's 2014 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10-K

PART I

Item 1.    Business.

Overview

        Capstone Turbine Corporation ("Capstone" or the "Company") develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power ("CHP"), integrated combined heat and power ("ICHP"), and combined cooling, heat and power ("CCHP")), renewable energy, natural resources and critical power supply. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available. Several technologies are used to provide "on-site power generation" (also called "distributed generation") such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines provide clean, on-site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand-alone feature, customers can produce their own energy in the event of a power outage and can use microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together we offer new and remanufactured parts as well as a comprehensive Factory Protection Plan ("FPP"). Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

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

        On February 1, 2010, we acquired the 100 kW ("TA100") microturbine product line from Calnetix Power Solutions, Inc. ("CPS"). The TA100 microturbine is most similar to the Capstone product design compared to other microturbine products in the industry.

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

        Capstone has a factory direct service offering for commissioning and post-commissioning service. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers or, ASPs, and must be employed by a distributor in order to perform work pursuant to a Capstone FPP. The majority of our distributors provide these services.

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

        During Fiscal 2014, we booked total orders of $131.5 million for 675 units, or 135.3 megawatts, compared to $112.6 million for 765 units, or 107.2 megawatts, during Fiscal 2013. We shipped 671 units with an aggregate of 109.9 megawatts, generating revenue of $108.8 million compared to 628 units with an aggregate of 103.2 megawatts, generating revenue of $102.7 million during Fiscal 2013. Total backlog as of March 31, 2014 increased $22.7 million, or 15%, to $171.6 million from $148.9 million at March 31, 2013. As of March 31, 2014, we had 820 units, or 188.2 megawatts, in total backlog compared to 816 units, or 162.8 megawatts, at the same date last year. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

        The following table summarizes our backlog:

	As of March 31,
	2014		2013
	Megawatts	Units	Megawatts	Units
C30	3.0	101	5.8	193
C65	33.8	520	28.4	438
TA100	1.9	19	2.3	23
C200	3.4	17	4.6	23
C600	9.0	15	10.2	17
C800	8.8	11	7.2	9
C1000	127.0	127	103.0	103
Waste heat recovery generator	1.3	10	1.3	10

Total Backlog	188.2	820	162.8	816

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

        Our family of products is offered in the following configurations:

	C30		C65		TA100		C200		C1000 Series
Fuel Types	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode	Grid Connect	Dual Mode
Low pressure natural gas	X	X	X	X	X	X	X	X	X	X
High pressure natural gas	X	X	X	X	X	X	X	X	X	X
Compressed natural gas	X	X	X	X	X	X	X	X	X	X
Landfill gas	X		X				X		X
Digester gas	X		X				X		X
Gaseous propane	X	X	X	X			X	X	X	X
High pressure sour gas	X	X	X	X			X	X	X	X
Diesel	X	X	X	X			X	X	X	X
Kerosene	X	X	X	X

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

        In addition, our proprietary Capstone Remote Monitoring Software ("CRMS") allows end users to remotely operate and manage the microturbine. Unlike the technology of other power sources that require on-site monitoring and maintenance, the CRMS allows end users to remotely and efficiently monitor performance, power generation and time of operation using our CRMS interface software with standard personal computers. This remote capability can provide end users with power generation flexibility and cost savings. Capstone is currently developing an Internet-based system to provide real-time continuous remote monitoring and diagnostics to customers who purchase the service.

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

Applications

        Worldwide, stationary power generation applications vary from huge central stationary generating facilities up to 1,000 MW to back-up generators as small as 2 kW. Historically, power generation in most developed countries such as the United States has been part of a regulated utility system. A number of developments related primarily to the deregulation of the utility industry as well as significant technology advances have broadened the range of power supply choices available to all types of customers.

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

Energy Efficiency—CHP/CCHP

        Energy efficiency maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage to customers. Energy efficiency uses both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 75% or more. The increased operating efficiency reduces overall greenhouse gas emissions compared with traditional independent sources such as power generation and local thermal generation and, through displacement of other separate systems, can reduce operating costs. Our microturbines' emissions of commonly found air pollutants ("criteria pollutants"), such as nitrogen oxides ("NOx"), carbon monoxide ("CO") and volatile organic compounds ("VOCs"), are lower than those from the on-site boilers that our CHP system displaces, meaning that local emissions of these pollutants are actually reduced when a Capstone energy efficiency CHP system is installed. This high CHP efficiency also means more efficient use of fuel and can reduce net utility costs for end users. The most common uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications. For example, we have used the heat generated by the microturbines to supply hot water solutions for hotels, office buildings and retail, commercial and industrial customers. When our microturbine exhaust drives an absorption chiller, the chiller produces chilled water for air conditioning and other uses.

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

        Many major oil and gas companies are exploring large shale reserves, or plays, in the United States. In mid-2010 Capstone sold its first microturbines into the U.S. shale gas market in the Eagle Ford and Marcellus shale plays. The addressable market for Capstone microturbines in this industry is significant. The shale gas market is expected to grow substantially, especially since the U.S. Environmental Protection Agency's ("EPA") Clean Air Act has strict requirements for emissions levels at natural gas sites.

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

Critical Power Supply

        Because of the potentially catastrophic consequences of even momentary system failure, certain power users such as high technology, health care and information systems facilities require particularly high levels of reliability in their power service. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies ("UPS") to protect critical loads from momentary power disturbances along with backup diesel generators for extended outages. Capstone offers an alternative solution that can both meet customer reliability requirements and reduce operating costs.

        Capstone has developed the world's only microturbine powered UPS solutions that offer clean, IT-grade power and can completely displace the need for traditional UPS and backup diesel generators. We offer two microturbine-powered UPS solutions. The Capstone UPSource microturbine-powered UPS solution provides prime or emergency power solutions. Capstone's Hybrid UPS microturbine powered solution provides power when dispatched in high efficiency, standard UPS and emergency power solutions. Both critical power supply products offer 99.999999% availability in an n+1 configuration when the product has at least one independent backup. Our microturbine-powered UPS solutions are UL listed. These integrated solutions are ideal for new construction or facility expansion and are typically installed with absorption chillers or other heat recovery systems to obtain high efficiency and reduce operating costs compared with traditional solutions.

        Dual mode units operating in a prime power configuration can support a 150% overload for 10 seconds during transient conditions. Dual mode units operating in grid parallel mode can provide customers a back-up power system with an economic return. These systems offer high onsite energy efficiency when combined with a heat exchanger (CHP) to create hot water or with a chiller (CCHP)

for air conditioning at these facilities. This configuration, when combined with the Capstone Dual Mode Controller, can transition from the grid parallel mode to prime power mode in less than ten seconds. Capstone microturbines can also be installed along with a rotary UPS to provide a complete line-interactive continuous power solution. In this case, the microturbines remain in grid connect mode while the rotary UPS stabilizes the utility voltage and provides a seamless transfer from operation connected to the grid to operation isolated from the grid.

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

Mobile Products—Marine

        Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht markets. The most immediate market for our marine products is for use as ship axillaries. In this application, the microturbines provide power to the vessel's electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. The other application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Our marine customers use both our liquid fueled and natural gas products. Liquefied natural gas ("LNG") is in its early stages as a marine fuel, and the number of vessels powered by LNG is forecasted to double every two years over the next decade. Vessel owners can receive the same benefits as users of stationary Capstone products: low emissions with no aftertreatment, long maintenance intervals, high reliability, low noise and no vibration.

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

North America

        We have distribution agreements with a number of companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been energy efficiency, renewable energy, natural resources, critical power and mobile products. The energy efficiency and natural resources vertical markets are expected to grow as a result of an increased domestic production of hydrocarbons, the low downstream price of natural gas and public and regulatory acceptance of distributed generation.

        Recent energy reform in Mexico has the potential to open new market opportunities in the energy market. Capstone's strategy in Mexico is to develop distributors that have demonstrated commitment and proficiency over a period of years to represent Capstone across various market verticals.

        In developing our sales opportunities we have identified the need to address various requirements present in our target localities. These requirements include electric grid interconnection standards, gas utility connection requirements, emissions standards, building and fire safety codes and various inspections and approvals. The costs and scheduling ramifications of these various approvals, in conjunction with normal bidding process requirements and construction delays, can be significant to the completion of an installation. Our goal is to work with the applicable regulating entities to establish compliant standards for the installation of our microturbines so that the costs and installation timelines are minimized for our customers. Management believes that we can create market advantages for our products through enhancing the ease of deploying our distributed generation solutions.

Asia and Australia

        Our sales and marketing strategy in Asia and Australia has been to develop and strengthen distributor relationships throughout these continents.

        Our target markets in Asia and Australia are energy efficiency, renewable energy and natural resources. Our historical sales in Southeast Asia and Australia have primarily been in the CHP, CCHP and the oil and gas market. Other areas in Asia and the Pacific Rim offer attractive opportunities as well. China is expected to see growth in the oil and gas market, while biogas recovery is showing signs of growth in Southeast Asia.

Middle East and Africa

        Our target market in the Middle East and Africa is primarily oil and gas. Flare gas to power projects are a particularly attractive market opportunity given the volume of gas being flared and the acute and chronic need for stable power in the region. Management has targeted distributors and customers involved in the capture and use of flare gas in the oil and gas market.

Europe and Russia

        To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased Capstone local sales and service support. We have an office in Europe for the purpose of working with our distributors there on a daily basis to realize growth opportunities. We have established a spare parts distribution center in Europe to make parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. During Fiscal 2014, the European market was showing signs of improvement with an increase in revenue of 59%, primarily from Russia, compared to Fiscal 2013. Further, the continuation or escalation of the current geopolitical instability in Russia and Ukraine could negatively impact our operations, sales, and future growth prospects in that region. For more information, see "Risk Factors" beginning on Page 14 of this Form 10-K.

South America

        South America constitutes a diverse group of markets that vary greatly in potential capture for Capstone based on a number of factors including availability of oil and gas production and transmission, energy pricing and political and investment climate. While Capstone has distributors in nearly all South American countries, management is focused on what we consider to be the top markets, such as Colombia, Brazil, Chile and Ecuador. Our target markets in South America are energy efficiency, renewable energy and natural resources. Our historical sales in South America have primarily been in the natural resources market.

Revenue

        For geographic and segment revenue information, please see Note 2—Summary of Significant Accounting Policies—Segment Reporting in the "Notes to Consolidated Financial Statements."

Customers

        Sales to E-Finity Distributed Generation, LLC ("E-Finity), one of the Company's domestic distributors, accounted for 19% of our revenue for the year ended March 31, 2014. Sales to BPC Engineering ("BPC"), one of the Company's Russian distributors, accounted for 17%, 11% and 26% of our revenue for the years ended March 31, 2014, 2013 and 2012, respectively. Sales to Horizon Power Systems ("Horizon"), one of the Company's domestic distributors, accounted for 12%, 27% and 19% of our revenue for the years ended March 31, 2014, 2013 and 2012, respectively. Additionally, BPC, Electro Mecanique Industries ("EMI"), one of the Company's distributors in the Middle East and Africa, and E-Finity accounted for 26%, 18% and 16%, respectively, of net accounts receivable as of March 31, 2014. BPC and Regatta Solutions, Inc., one of the Company's domestic distributors, accounted for 35% and 11%, respectively, of net accounts receivable as of March 31, 2013.

Competition

        The market for our products is highly competitive. Our microturbines compete with existing technologies such as reciprocating engines and may also compete with emerging distributed generation technologies, including solar power, wind-powered systems, fuel cells and other microturbines. Many potential customers rely on the utility grid for their electrical power. Many of our distributed generation competitors are large, well-established companies that derive competitive advantages from production economies of scale, worldwide presence, brand recognition and greater resources which they can devote to product development or promotion.

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

        Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise and maintenance. These technologies, which typically have a lower up-front cost than microturbines, are currently produced by Caterpillar Inc., Cummins Inc., Deutz Corporation, GE Gas Engines (which now includes Waukesha and Jenbacher), MAN SE, Tecogen, Inc. and Wärtsilä Corporation, among others.

        Our microturbines may also compete with other distributed generation technologies, including solar power, wind power systems and fuel cells. Solar and wind powered systems produce no emissions. The main drawbacks to solar and wind powered systems are their dependence on weather conditions, the utility grid and high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market for fuel cells is still developing, a number of companies are focused on markets similar to ours, including FuelCell Energy Inc., Bloom Energy Corporation, LG Fuel Cell Systems, a business unit of LG Electronics, Plug Power Inc. and Ballard Power Systems Inc. Fuel cells have lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. Fuel cells, like solar and wind powered systems, have received higher levels of incentives for the same type of applications as microturbines. Management believes that, absent these higher government incentives, microturbines provide a better value to end users in most applications. However, over the medium-to-long term, fuel cell technology companies may introduce products that compete more directly with our microturbines.

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

Governmental and Regulatory Impact

        Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product, or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

        Capstone continues to engage with federal and state policymakers to develop government programs to promote the deployment of Capstone's low emission and energy efficient products. Linda Sanchez, U.S. Representative for California's 38th congressional district recently introduced H.R. 4428, or the American Microturbine Manufacturing and Clean Energy Deployment Act of 2014. This legislation may stimulate the market for Capstone products by increasing the investment tax credit available to microturbine projects. We cannot provide assurance that any such legislation will be enacted, however. In the wake of numerous destructive storms, several state and local governments are putting greater value in resilient distributed generation resources, including CHP and microgrids. However, utilities in other states have asked public utility commissioners to revisit incentive programs and exemptions from grid usage charges for distributed generation technologies, arguing that these policies shift costs to other rate payers.

        The United States Government is focused on promoting exports of American products with a specific emphasis on clean energy goods. Capstone participates in export promotion activities such as trade missions which help us enter new markets by facilitating interactions with foreign buyers and distributors. Government funding can impact the rate of development of new technologies. While we continue to receive development funding, committed amounts remaining are relatively low. Competing new technologies generally receive larger incentives and development funding than do microturbines. There are certain recent federal funding solicitations that may support microturbine development. We cannot provide any assurance that any proposal Capstone submits will be funded.

Sourcing and Manufacturing

        We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. Our microturbines are designed to achieve high volume and low cost production objectives. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We have an on-going program to develop alternative back-up suppliers for sole source parts. We regularly reassess the adequacy and abilities of our suppliers to meet our needs. We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency and lower supply chain costs. We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. Our strategy is to identify primary and secondary sources for critical components when available to minimize factory down time due to unavailability of such parts, which could affect our ability to meet manufacturing schedules.

        We have a combined total of approximately 109,000 square foot manufacturing footprint running on a single shift in the San Fernando Valley area of Southern California. We assemble and test units as well as manufacture air-bearings and certain combustion system components at our facility in Chatsworth, California. Additionally, we assemble and test our C200 and C1000 Series products and manufacture recuperator cores at our facility in Van Nuys, California. Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding, if available.

        Solar Turbines Incorporated ("Solar"), a wholly owned subsidiary of Caterpillar Inc., was our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar's technology, which allows us to manufacture these cores ourselves and we began manufacturing them in June 2001. The cores are subject to a per-unit royalty fee. As of March 31, 2014, cumulative royalties of $0.5 million have been paid under the terms of the licensing agreement with Solar.

        In September 2007, we entered into a Development and License Agreement (the "Development Agreement") with UTCP, a division of United Technologies Corporation. The Development Agreement engaged UTCP to fund and support our continued development and commercialization of our 200 kilowatt ("C200") microturbine. In return we agreed to pay a predetermined fixed rate for each microturbine system covered by the agreement. In August 2009, the Development Agreement was assigned by UTCP to Carrier Corporation ("Carrier"). The fixed rate royalty was reduced by 50% during the three months ended September 30, 2013 as a result of the contractual reduction. As of March 31, 2014, cumulative royalties of $13.4 million have been paid under the terms of the licensing agreement with Carrier.

Research and Development ("R&D")

        For the fiscal years ended March 31, 2014, 2013 and 2012, R&D expenses were $9.0 million, $9.0 million and $8.2 million, respectively, and include 7%, 7% and 7% of total revenue, respectively, for these fiscal years. R&D expenses are reported net of benefits from cost-sharing programs, such as Department of Energy ("DOE") grants and the Development Agreement with Carrier. Benefits from cost-sharing programs were $1.4 million, $1.7 million and $0.8 million for Fiscal 2014, 2013 and 2012, respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

        We are focused on making improvements to our C30, C65, and C200 products to be compliant with the new low and medium voltage grid inter-connect requirements in Europe for decentralized power generation. These improvements require hardware and software changes to our power inverters to allow power that can be fed into the grid smoothly and efficiently. In addition, we continue to work cost reduction activities to improve the direct material costs of our microturbine products. Current cost reduction activities are focused on leveraging the capabilities of our supply base through identification of value added suppliers, working with existing suppliers to identify process and tooling improvements, entering into long term agreements and transitioning parts to low cost manufacturing regions. Cross functional teams, including internal engineering resources and supplier resources, are used to drive changes with a focus on mutually beneficial long-term relationships.

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

        We continue to release variants of the C200 product to provide the same features that we offer customers with our C30 and C65 microturbine products. A liquid fuel version of the C200 product has been developed with Capstone's lean premix combustion technology. This technology allows operation on various fuels by changing the injector to achieve the necessary fuel to air ratio mixture, fuel atomization, stability, and exhaust emission levels. The control system is modified to incorporate required algorithm modifications for start/stop sequencing and load state operation. Liquid fuel products are well suited for markets where customers do not have access to gaseous fuels but still demand the low emissions, low maintenance, and high reliability benefits offered by Capstone's microturbine products. Capstone received the 2011 NOVA Award from the Construction Innovation Forum for its C65 Hybrid UPS Microturbine at Syracuse University's data center—labeled one of the greenest data centers in the world. The product utilizes Capstone's inverter electronics and controls technology to provide continuous power quality to the customer critical load. The load inverter is connected through a central power bus to provide power from one of three available power sources including the utility grid, battery storage system, or microturbine generator. Power to the critical load is synchronized to an available utility grid to allow direct bypass of the critical load to the utility grid. This redundant functionality is provided in a single integrated package that can be scaled to a larger seamless power unit through Capstone's multipack feature. These units can also be combined with a heat recovery module or an absorption chiller to provide higher total output efficiency. Unlike current UPS products combined with reciprocating engines for backup, the low emissions of the Capstone Hybrid UPS product allow for continuous operation year round allowing customers the ability to receive a payback on their capital equipment investment. In November 2012, we received UL certification for our C65 Hybrid UPS microturbine system as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

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

        The C65 Liquid Fuel microturbine demonstrated emissions levels which meet the CARB 2010 standards for Heavy Duty Diesel Engines. These requirements are met using test procedures which evaluate emissions performance through start/stop and load transient cycles. Capstone is able to meet these extremely low emissions requirements using its lean premix combustion technology with no aftertreatment. Competitive reciprocating engine technologies require aftertreatment components that increase system cost, require frequent maintenance, and impact engine efficiency. The C30 Liquid Fuel microturbine met these requirements in March 2009. In August 2011, we announced configurations of the C30 and C65 compressed natural gas ("CNG") fueled microturbines that meet extremely low emission standards, including the U.S. Environmental Protection Agency and CARB 2010 emissions requirements for On-Road Heavy Duty Diesel Engines for Urban Bus. Test emissions from both the C30 and C65 Natural Gas microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels. We believe that future products will require the implementation of On Board Diagnostic controls to gain certification through the CARB.

        Capstone is working with the Department of Energy ("DOE") on two next generation technology roadmap programs, including a High Efficiency Microturbine with integral heat recovery and advanced AFA (Alumina Forming Austenitic) stainless steel material program in partnership with Oak Ridge National Laboratory (ORNL). The High Efficiency Microturbine with integral heat recovery is focused on improving microturbine electrical efficiency and overall system efficiency utilizing heat recovery. AFA stainless steel is a material that offers superior oxidation and creep resistance to commercial heat-resistant steel alloys used in Capstone microturbines at a significantly reduced cost. We are currently focusing efforts on the development of the C370 Dual Spool High Efficiency Microturbine with integral heat recovery system. In March 2013, Capstone successfully completed proof-of-concept testing of the low pressure spool also known as the C250 that produced 270 kW as part of the first phase of development to increase power and electrical efficiency. This accomplishment allowed Capstone to successfully achieve Phase Gate 2 requirements of the DOE contract and proceed with high pressure spool development. Capstone also increased the power capability of the power electronics and electrical system required to support this higher power generator. The second phase of the program, which has now begun, is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. Improvements in efficiency are key to all markets as improved fuel efficiency benefits users through lower operating costs. We expect to commercialize these products into the C200/C1000 product family upon successful project completion and acceptable technical readiness level.

Protecting our Intellectual Property Rights and Patents

        We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 105 U.S. and 37 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2014 and 2027.

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

        As of March 31, 2014, we had 225 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

Available Information

        This Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are made available free of charge on the Company's Internet website (http://www.capstoneturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

Item 1A.    Risk Factors.

        This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act) pertaining to, among other things,

  •
  our results of operations;

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

        The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks actually occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report, our quarterly reports on Form 10-Q and other documents filed by us from time to time.

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

        We maintain two Credit and Security Agreements (the "Agreements"), with Wells Fargo Bank, National Association, ("Wells Fargo"), that provide us with a credit facility up to $15.0 million in the aggregate. At March 31, 2014, we had $13.2 million outstanding under this line of credit. Under this credit facility, we are required to satisfy specified financial and restrictive covenants. Failure to comply with these covenants could cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately or allow Wells Fargo to terminate the credit facility. In addition, we have pledged our accounts receivable, inventories, equipment, patents and other assets as collateral under the Agreements which would be subject to seizure by Wells Fargo if we were in default and unable to repay the indebtedness.

        Several times since entering into the Agreements, we have not been in compliance with certain covenants under the Agreements. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default. As of March 31, 2014, we were not in compliance with the annual net income financial covenant contained in the Agreements, as amended. On April 25, 2014, we received from Wells Fargo a waiver of such noncompliance. If we had not obtained the default waivers, or if we are ever again in noncompliance, we would not be able to draw additional funds under the credit facility. The Agreement also defines an event of default to include a material adverse effect on our business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

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

        We cannot be certain that we will deliver ordered products in a timely manner. Any reliability or quality issues that may arise with our products could prevent or delay scheduled deliveries or adversely impact the performance of our products. Any such delays or costs could significantly impact our business, financial condition and operating results.

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

Adverse economic conditions may have an impact on our business and financial condition, including some effects we may not be able to predict.

        Adverse economic conditions may prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the continued recession in economic activity.

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

        Our competitors include several well-known companies with histories of providing power solutions. They have substantially greater resources than we do and have established worldwide presence. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or lobby for governmental regulations and policies to create competitive advantages vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development and quality, as well as attention to product performance, our product prices, our conformance to industry standards, manufacturing capability and sales and marketing. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have business relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

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

The current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

        We derived approximately 17% and 11% of our revenue from Russia during Fiscal 2014 and Fiscal 2013, respectively. The continuation or escalation of the current geopolitical instability in Russia and Ukraine could negatively impact our operations, sales, and future growth prospects in that region. Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, could be materially adversely affected. In addition, we are currently evaluating the impact of the executive orders on our relationships with vendors. If we are unable to conduct business with certain vendors, our operations in Russia and the Ukraine could be materially adversely affected.

We have identified a material weakness in our internal controls over financial reporting which existed as of March 31, 2014. If we fail to properly remediate this or any future weaknesses or fail to maintain effective internal controls, there will be an adverse impact on our operations or the market price of our common stock.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. As of March 31, 2014, a material weakness was detected which related to our risk assessment process. There can be no assurance that we will be able to implement fully our plan and controls to address this material weakness or that the plan and controls, if implemented, will be successful in remediating this material weakness. In addition, we may in the future identify further material weaknesses in our internal controls over financial reporting that we have not discovered to date. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

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

        Our accounts receivable balance, net of allowances, was $28.0 million and $17.9 million as of March 31, 2014 and March 31, 2013, respectively. Days sales outstanding in accounts receivable (DSO) at the end of Fiscal 2014 was 70 days, compared with 46 days at the end of Fiscal 2013. We recorded bad debt expense of $0.2 million and $0.3 million during Fiscal 2014 and Fiscal 2013, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

Loss of a significant customer could have a material adverse effect on our results of operations.

        E-Finity, BPC and Horizon accounted for approximately 19%, 17% and 12%, respectively, of our revenue for Fiscal 2014. Additionally, BPC and E-Finity accounted for 26% and 16%, respectively, of net accounts receivable as of March 31, 2014. The loss of E-Finity, Horizon, BPC or any other significant customers could adversely affect our results of operations.

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

        We may face litigation relating to labor matters or other matters. Any litigation could be costly, divert management attention or result in increased cost of doing business.

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

        At March 31, 2014, we had federal and state net operating loss carryforwards of approximately $606.2 million and $226.9 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

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

        Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 21, 2012, we received a notice from the Nasdaq Listing Qualifications Department stating that, for the prior 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). We subsequently regained compliance with the minimum bid price requirement. However, there can be no assurance that we will be able to comply with the continued listing standards in the future.

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

	High	Low
Year Ended March 31, 2014:
First Quarter	$1.34	$0.82
Second Quarter	$1.52	$1.07
Third Quarter	$1.45	$1.12
Fourth Quarter	$2.60	$1.26
Year Ended March 31, 2013:
First Quarter	$1.20	$0.93
Second Quarter	$1.13	$0.98
Third Quarter	$1.06	$0.87
Fourth Quarter	$1.06	$0.73

        As of June 6, 2014, the last reported sale price of our common stock on the Nasdaq Global Market was $1.55 per share.

Stockholders

        As of June 6, 2014, there were 588 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

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

(In thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012	2011	2010
Statement of Operations:
Revenue	$133,105	$127,557	$109,371	$81,890	$61,554
Cost of goods sold	111,409	113,172	103,944	82,427	69,999

Gross margin (loss)	21,696	14,385	5,427	(537)	(8,445)
Operating costs and expenses:
Research and development	9,029	8,979	8,237	6,986	6,954
Selling, general and administrative	27,981	27,364	28,927	26,203	28,383
Loss from operations	(15,314)	(21,958)	(31,737)	(33,726)	(43,782)
Net loss	$(16,256)	$(22,563)	$(18,764)	$(38,470)	$(67,241)
Net loss per share of common stock—basic and diluted	$(0.05)	$(0.07)	$(0.07)	$(0.16)	$(0.34)

	As of March 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$27,859	$38,817	$49,952	$33,456	$47,270
Working capital	26,443	32,782	49,532	22,274	30,115
Total assets	84,118	87,338	99,792	87,019	103,446
Revolving credit facility	13,228	13,476	10,431	7,080	7,571
Capital lease/note payable obligations	645	594	433	297	302
Long-term liabilities	70	142	254	309	274
Stockholders' equity	$34,093	$41,886	$58,617	$34,480	$46,432

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

Overview

        Capstone is the market leader in microturbines based on the number of microturbines sold. During Fiscal 2014, we decreased our net loss by 28% to $16.3 million and our net loss per share by 29% to $0.05 compared to the prior year. We continue to remain focused on improving our gross margin. Our gross margin was 16% for Fiscal 2014, which represents an increase of 500 basis points from our gross margin of 11% for Fiscal 2013. Management believes that our ongoing efforts in manufacturing cost reduction, royalty rate reductions and product robustness were the primary reasons for our gross margin and net loss improvement during Fiscal 2014 compared to the prior year. Fiscal 2014 was characterized by strong new order flow and higher sales volume for our microturbine products led by the natural resources vertical market. In addition, the European market showed signs of improvement with an increase in revenue of 59%, primarily from Russia, compared to the prior year.

        Capstone products continue to gain interest in all five of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power/power security and mobile products). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market applications are fueled by landfill gas, biodiesel, biogas such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near-term business success in the oil and gas and other natural resource market, which is our fastest growing market worldwide. We have seen a particularly strong increase in critical power supply solution orders this year as customers want solutions that can handle both primary and backup power. Capstone's mobile products market, which utilizes microturbines for the marine and electric vehicle industry, is gaining interest as liquid natural gas becomes more readily available as a transportation fuel and as emission regulations continue to be tightened on the diesel engine industry.

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

    During Fiscal 2014, we booked orders for 135.3 megawatts and shipped 109.9 megawatts of products, which combined with our backlog at March 31, 2013, resulted in 188.2 megawatts in backlog at the end of the fiscal year. Our product shipments in Fiscal 2014 were: 60% for use in natural resources applications, 25% for use in energy efficiency applications, 6% for use in renewable energy applications and 9% for use in other applications (including critical power supply and mobile products).

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

  2)
  Sales and Distribution Channel    We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 89 distributors and Original Equipment Manufacturers ("OEMs"). In North America, we currently have 29 distributors and OEMs. Internationally, outside of North America, we currently have 60 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

  3)
  Service    Service is provided primarily by our global distribution network. Together with our global distribution network we offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of Fiscal 2014 was $47.2 million which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2028. Service revenue in Fiscal 2014 was approximately 7% of total revenue.

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

  5)
  New Product Development    Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability, reduce direct material costs, and be compliant with the new stringent European low and medium voltage grid inter-connect requirements. We are also developing a more efficient microturbine CHP system with the DOE. The first phase of the development program has successfully achieved 270 kW with a prototype C250 engine. Capstone plans to continue development of the engine as well as power electronics and software controls required for successful commercialization. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

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

  •
  We evaluate the carrying value of long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the asset group. The estimated fair value of the assets are determined using the best information available. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives. The Company performed an analysis as of March 31, 2014 and determined that no impairment was necessary. See Note 5—Intangible Assets in the "Notes to Consolidated Financial Statements."

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

  •
  Trade accounts receivable are recorded at the invoiced amount and typically non-interest bearing. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and other accounts receivable allowances. We evaluate all accounts aged over 60 days past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required.

  •
  We have a history of unprofitable operations. These losses generated significant federal and state net operating loss ("NOL") carryforwards. We record a valuation allowance against the net deferred income tax assets associated with these NOLs if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Because of the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, a valuation allowance has been provided against all of our net deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily foreign and state taxes. It is possible, however, that we could be profitable in the future at levels which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the amount of net deferred tax assets that are expected to be realized. Such adjustment would increase income in the period that the determination was made.

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

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013

        Revenue    Revenue for Fiscal 2014 increased $5.5 million, or 4%, to $133.1 million from $127.6 million for Fiscal 2013. The change in revenue for Fiscal 2014 compared to Fiscal 2013 included increases in revenue of $15.2 million from the European market, $6.1 million from the African market and $2.3 million from the Asian market. The increase in the European market was primarily related to increased sales into the Russian natural resources vertical market. The increase in the African market was primarily the result of further market adoption of our products in this market. The increases in the Asian market was primarily because of an increase in average selling prices of microturbine units shipped in Asia during Fiscal 2014 compared to the same period last year. This overall increase in revenue was offset by decreases in revenue of $16.4 million from the North American market, $1.5 million from the South American market and $0.2 million from the Australian market. The decreases in the North American, South American markets and Australian markets were primarily the result of a shift in certain customers' project timelines compared to the same period last year.

        Megawatts shipped and microturbine units shipped during Fiscal 2014 increased as a result of higher sales volume for our C65 microturbine and a change in product mix of the C1000 Series systems, offset by lower sales volume for our C30, TA100 and C200 microturbines. For Fiscal 2014, revenue from microturbine products increased $6.1 million, or 6%, to $108.8 million from $102.7 million for Fiscal 2013. Microturbine megawatts shipped during Fiscal 2014 increased 6.7 megawatts to 109.9 megawatts from 103.2 megawatts for Fiscal 2013. Microturbine units shipped during Fiscal 2014 increased 43 units to 671 units from 628 units for Fiscal 2013. Average revenue per unit decreased for Fiscal 2014 to approximately $162,000 compared to approximately $163,000 per unit for Fiscal 2013. The decrease in average revenue per unit was primarily the result of a change in mix of C1000 Series systems and more C65 microturbines shipped during Fiscal 2014 compared to the same period last year.

        For Fiscal 2014, revenue from our accessories, parts and service decreased $0.6 million, or 2%, to $24.3 million from $24.9 million for Fiscal 2013. The decrease in revenue resulted primarily from lower sales of microturbine service work, partially offset by higher FPP contract enrollment, sales of microturbine parts and sales of accessories.

        The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

        The following table summarizes our revenue (revenue amounts in millions):

	Years Ended March 31,
	2014			2013
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$5.6	3.7	124	$6.8	4.4	147
C65	29.1	26.1	402	22.9	21.0	323
TA100	0.5	0.4	4	1.5	0.8	8
C200	14.8	12.6	63	18.1	15.6	78
C600	10.4	10.8	18	12.4	12.6	21
C800	10.1	11.2	14	5.3	5.6	7
C1000	38.1	45.0	45	35.6	43.0	43
Waste heat recovery generator	0.2	0.1	1	—	—	—
Unit upgrades	—	—	—	0.1	0.2	1

Total from Microturbine Products	$108.8	109.9	671	$102.7	103.2	628
Accessories, Parts and Service	24.3	—	—	24.9	—	—

Total	$133.1	109.9	671	$127.6	103.2	628

        Sales to E-Finity Distributed Generation, LLC ("E-Finity), one of the Company's domestic distributors, accounted for 19% of our revenue for the year ended March 31, 2014. Sales to BPC Engineering ("BPC"), one of the Company's Russian distributors, accounted for 17%, 11% and 26% of our revenue for the years ended March 31, 2014, 2013 and 2012, respectively. Sales to Horizon Power Systems ("Horizon"), one of the Company's domestic distributors, accounted for 12%, 27% and 19% of our revenue for the years ended March 31, 2014, 2013 and 2012, respectively.

        Gross Margin    Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $21.7 million, or 16% of revenue, for Fiscal 2014 compared to a gross margin of $14.4 million, or 11% of revenue, for Fiscal 2013. The increase of $7.3 million in gross margin was the result of a $4.4 million improvement realized from overall higher revenue as a result of higher sales volume of our microturbine products as discussed above, lower direct material costs primarily related to the C1000 Series, decreases in our royalty expense of $1.5 million, warranty expense of $1.2 million and production and service center labor and overhead expenses of $0.2 million during Fiscal 2014 compared to the prior year. Management continues to implement initiatives to address warranty expense and to further reduce direct material costs as we work to achieve profitability.

        Royalty expense decreased $1.5 million during Fiscal 2014 compared to Fiscal 2013 as a result of a reduction in the predetermined fixed rate royalty offset by higher volume of covered microturbine systems. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% during the three months ended September 30, 2013 as a result of the contractual reduction.

        Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $1.2 million reflects a decrease in reliability repair programs, offset by an increase in the per unit standard warranty provision as a result of sales mix and higher volume of units under warranty during Fiscal 2014 compared to the prior year. Management expects per unit warranty rates for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

        Production and service center labor and overhead expense decreased approximately $0.2 million during Fiscal 2014 compared to Fiscal 2013 primarily as the result of a decrease in service center travel expense of approximately $0.4 million, offset by an increase in facilities expense of approximately $0.2 million.

        Research and Development Expenses    R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. We had R&D expenses of approximately $9.0 million for each of Fiscal 2014 and Fiscal 2013. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. During Fiscal 2014 supplies expense decreased approximately $0.3 million, offset by a decrease in cost sharing benefits of approximately $0.3 million. There were approximately $1.4 million of cost-sharing benefits for Fiscal 2014 and $1.7 million of such benefits for Fiscal 2013. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we continue new product development, product robustness and direct material cost reduction initiatives.

        Selling, General and Administrative ("SG&A") Expenses    SG&A expenses for Fiscal 2014 increased $0.6 million, or 2%, to $28.0 million from $27.4 million for Fiscal 2013. The net increase in SG&A expenses was comprised of increases of approximately $0.7 million in salaries expense, $0.2 million in facilities expense $0.2 million in consulting expense and $0.2 million in supplies expense, offset by a decrease of approximately $0.7 million in marketing expense. Management expects SG&A expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we focus on continuous improvement in customer service levels and advance general and administrative key initiatives.

        Interest Expense    Interest expense for each of Fiscal 2014 and Fiscal 2013 was approximately $0.7 million. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of March 31, 2014, we had total debt of $13.2 million outstanding under the Credit Facility.

        Change in Fair Value of Warrant Liability    Effective September 23, 2013, warrants to purchase approximately 4.0 million shares of common stock that were issued in connection with the September 23, 2008 registered direct placement expired, and the liability associated with the warrants was reversed. The reversal of the warrant liability resulted in a benefit of approximately $10,000 for Fiscal 2014. This reversal of the warrant liability had no impact on our cash balances. The change in fair value of the warrant liability resulted in a benefit of approximately $0.8 million for Fiscal 2013. This change in fair value of warrant liability was a result of warrant exercises and revaluing the warrant liability based on the Monte Carlo simulation valuation model which is based primarily upon the quoted price of the Company's common stock in an active market. This revaluation of the warrant liability had no impact on our cash balances.

        Income Tax Provision    Income tax expense decreased $0.5 million, or 71%, to $0.2 million during Fiscal 2014 from $0.7 million during Fiscal 2013. Income tax expense incurred was primarily related to foreign taxes of $0.2 million. The effective income tax rate of 1.4% differs from the federal and state blended statutory rate of 35% primarily as a result of recording taxable losses. At March 31, 2014, we had federal and state net operating loss carryforwards of approximately $606.2 million and $226.9 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $236.2 million at March 31, 2014 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2013, the net deferred tax asset was fully reserved.

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

        Gross Margin    Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $14.4 million, or 11% of revenue, for Fiscal 2013 compared to a gross margin of $5.4 million, or 5% of revenue, for Fiscal 2012. The increase in gross margin was primarily related to a $10.6 million improvement resulting from higher volume of C200 and C1000 Series product shipments, microturbine parts and service revenue, and lower direct material costs during Fiscal 2013. The $10.6 million improvement and the lower production and service center labor and expenses of $0.4 million were offset by an increase in royalty expense of $1.1 million and warranty expense of $0.9 million.

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

(In thousands, except per share data)

	Year Ended March 31, 2014				Year Ended March 31, 2013
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$36,438	$37,003	$35,291	$24,373	$35,370	$33,257	$30,118	$28,812
Cost of goods sold	30,292	29,668	30,399	21,050	30,378	28,639	27,512	26,643

Gross margin	6,146	7,335	4,892	3,323	4,992	4,618	2,606	2,169
Operating expenses:
R&D	2,471	2,267	1,956	2,335	2,174	2,188	2,413	2,204
SG&A	6,781	6,991	6,641	7,568	6,672	6,816	6,428	7,448

Loss from operations	(3,106)	(1,923)	(3,705)	(6,580)	(3,854)	(4,386)	(6,235)	(7,483)

Net loss	$(3,381)	$(2,189)	$(3,888)	$(6,798)	$(4,130)	$(4,477)	$(6,181)	$(7,775)

Net loss per common share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Liquidity and Capital Resources

        Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2015 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

        Our cash and cash equivalent balances decreased $11.0 million during the year ended March 31, 2014, compared to a decrease of $11.1 million during the year ended March 31, 2013. The overall improvement in cash used during the year ended March 31, 2014 compared to the year ended March 31, 2013 was primarily the result of a reduction of cash used in operating activities.

        Operating Activities—During the year ended March 31, 2014, we used $15.4 million in cash in our operating activities, which consisted of a net loss for the period of $16.3 million and cash used for working capital of $9.7 million, offset by non-cash adjustments (primarily warranty provision, depreciation and amortization, stock-based compensation and inventory provision) of $10.6 million. During the year ended March 31, 2013, operating cash usage was $17.1 million, which consisted of a net loss for the period of $22.6 million and cash used for working capital of $5.0 million, offset by non-cash adjustments of $10.5 million.

        The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2014	2013
Net loss	$(16,256)	$(22,563)
Non-cash operating activities(1)	10,562	10,541
Changes in operating assets and liabilities:
Accounts receivable	(10,320)	359
Inventories	(784)	(2,878)
Accounts payable and accrued expenses	4,475	1,221
Other changes in operating assets and liabilities	(3,109)	(3,750)

Net cash used in operating activities	$(15,432)	$(17,070)

(1)
Represents warranty provision, depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability, inventory provision and accounts receivable allowances.

        The decrease in cash used in operating activities during Fiscal 2014 compared to Fiscal 2013 was primarily related to an improvement in net loss, offset by a decrease in the change in accounts receivable. The change in accounts receivable was primarily the result of timing of cash receipts on higher revenue that occurred at the end of the fiscal year.

        Investing Activities    Net cash used in investing activities of $1.2 million during each of the years ended March 31, 2014 and 2013 relates primarily to the acquisition of fixed assets.

        Financing Activities    During the year ended March 31, 2014, we generated $5.7 million from financing activities compared to cash generated during the year ended March 31, 2013 of $7.1 million. The funds generated from financing activities during the year ended March 31, 2014 were primarily the result of the exercise of warrants, described below, which yielded $6.0 million in cash, offset by repayments under the Credit Facility. The funds generated from financing activities during the year ended March 31, 2013 were primarily from the proceeds related to exercise of the Put Option described below and additional borrowings under the Credit Facility. Net repayments under the Credit Facility were approximately $0.2 million during the year ended March 31, 2014 compared to net borrowings of approximately $3.0 million during the year ended March 31, 2013.

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

        During the year ended March 31, 2014, the amount of cash received from the exercise of stock options was approximately $0.5 million. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the year ended March 31, 2014, compared with $19,000 of net cash used during the year ended March 31, 2013.

        We maintain two Credit and Security Agreements, as amended (the "Agreements"), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate which amount was increased to an amount up to $20.0 million pursuant to the twelfth amendment described below (the "Credit Facility"). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company's business pursuant to the amendment described below. The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. One of the Agreements will terminate in accordance with its terms on September 30, 2014 and the other one will terminate on September 30, 2017. As of March 31, 2014 and March 31, 2013, $13.2 million and $13.5 million in borrowings were outstanding, respectively, under the Credit Facility.

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

        Several times since entering into the Agreements we were not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

  •
  As of December 31, 2013, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company's net income for the nine months ended December 31, 2013. On January 31, 2014, the Company received from Wells Fargo a waiver of such noncompliance.

  •
  As of March 31, 2014, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company's annual net income for Fiscal 2014. On April 25, 2014, the Company received from Wells Fargo a waiver of such noncompliance.

  •
  On June 9, 2014, the Company entered into an amendment to the Agreements with Wells Fargo to increase the line of credit to an amount up to $20.0 million from $15.0 million and extend the maturity date of one of the lines of credit through September 30, 2017. Additionally, this amendment made certain changes to decrease the required minimum cash balance relative to the outstanding line of credit advances and set the financial covenants for Fiscal 2015. The amendment also added a $0.5 million non-revolving capital expenditure line of credit.

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

        On May 1, 2014, we entered into an underwriting agreement with Cowen and Company, LLC and FBR & Co. acting as the book-running managers and Craig-Hallum Capital Group LLC as co-manager, related to a public offering of 18.8 million shares of our common stock at a price of $1.70 per share less underwriting discounts and commissions. The shares were allocated to a single institutional investor. The net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, was approximately $29.8 million. The offering closed on May 6, 2014.

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

        Our accounts receivable balance, net of allowances, was $28.0 million and $17.9 million as of March 31, 2014 and March 31, 2013, respectively. Accounts receivable days sales outstanding ("DSO") increased by 24 days to 70 days as of March 31, 2014 compared to 46 days as of March 31, 2013. The change in DSO was largely the result of timing of cash receipts on the increased revenue. We recorded bad debt expense of $0.2 million, $0.3 million and $2.3 million for the years ended March 31, 2014, 2013 and 2012, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the current economic environment.

Contractual Obligations and Commercial Commitments

        At March 31, 2014, our commitments under notes payable, capital leases and non-cancelable operating leases were as follows (in thousands):

	Payment Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Notes payable and capital lease obligations	$645	$444	$201	$—	$—
Operating lease obligations	3,586	1,285	2,301	—	—
Revolving credit facility	13,228	13,228	—	—	—

Total	$17,459	$14,957	$2,502	$—	$—

        As of March 31, 2014, we had firm commitments to purchase inventories of approximately $32.2 million through Fiscal 2017. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

        Agreements we have with some of our distributors require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in product technology could result and yield costs if significant amounts of inventory are held at distributors. As of March 31, 2014, no significant inventories were held at distributors.

        Pursuant to the terms of our Agreements with Wells Fargo, the minimum interest payable under the Credit Facility is $66,000 each calendar quarter. One of the Agreements will terminate in accordance with its terms on September 30, 2014 and the other one will terminate on September 30, 2017.

Off-Balance Sheet Arrangements

        We do not have any material off-balance sheet arrangements.

Inflation

        Inflation did not have a material impact on our results of operations or financial condition for the fiscal years ended March 31, 2014, 2013 and 2012. In an effort to offset the adverse impact of inflation on earnings, we have historically raised selling prices on all products, parts, accessories and services. However, any future adverse impact of inflation on our raw materials and energy costs may not be similarly recoverable through our selling price increases.

Impact of Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

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

Interest

        Our exposure to changes in the interest rates results primarily from our Credit Facility borrowings. As of March 31, 2014, we had $13.2 million of outstanding indebtedness subject to interest rate fluctuations. Based on these borrowings as of March 31, 2014, a hypothetical 100 basis point increase in the then current LIBOR rate would increase our interest expense by $0.1 million on an annual basis.

The level of outstanding indebtedness fluctuates from period to period and therefore could result in additional interest.

Item 8.    Financial Statements and Supplementary Data.

        Our Consolidated Financial Statements and Financial Statement Schedule included in this Form 10-K beginning at page F-1 are incorporated in this Item 8 by reference.

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

        In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). During this evaluation, management identified deficiencies primarily related to the inadequate design of certain control activities. None of the design deficiencies caused material errors to the financial statements, but the aggregation of these deficiencies presented a reasonable possibility that a material misstatement to the financial statements could have occurred. As a result, our CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-K were not effective because of the material weakness described below in "Management's Annual Report on Internal Control Over Financial Reporting."

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company's CEO and CFO and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the company's assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Management identified deficiencies in internal control over financial reporting related primarily to weaknesses in management's risk assessment process that led to the inadequate design of certain control activities in the areas of Factory Protection Plan ("FPP") Revenue, Inventory and Cost of Goods Sold related to Inventory. None of the design deficiencies caused material errors to the financial statements, but the combination of these deficiencies presents a reasonable possibility that a material misstatement to the financial statements could have occurred. As such, management concluded that a material weakness in internal control over financial reporting existed at March 31, 2014.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the three month period ended March 31, 2014 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Remediation of Material Weakness

        Management is committed to improving the Company's internal control processes. We are currently taking steps to enhance our risk assessment process and the design of control activities around FPP Revenue, Inventory and Cost of Goods Sold as it relates to Inventory and remediate the material weakness in our internal control over financial reporting. Management believes that these steps should remediate the material weakness and improve the design of our internal control over financial reporting. As we continue to evaluate and improve our internal control over financial reporting, additional measures to remediate the material weakness or modifications to certain of the remediation procedures may be necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Capstone Turbine Corporation

        We have audited Capstone Turbine Corporation's (Company's) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capstone Turbine Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company's risk assessment process has been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), and the consolidated balance sheets of Capstone Turbine Corporation and subsidiaries as of March 31, 2014 and 2013, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated June 12, 2014, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Capstone Turbine Corporation has not maintained effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We do not express an opinion or any other form of assurance on management's statements referring to corrective actions taken after March 31, 2014, relative to the aforementioned material weakness in internal control over financial reporting.

(signed) KPMG LLP

Los Angeles, California
June 12, 2014

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Information contained under the caption "Proposal 1: Election of Directors to the Board of Directors" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Executive Officers

        Information contained under the caption "Executive Officers of the Company" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

        Information contained under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Code of Ethics

        Information contained under the caption "Other Information—Code of Business Conduct and Code of Ethics" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Stockholder Nominees

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Director Recommendation and Nomination Process" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Audit and Compliance Committee

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Board Committees—Audit Committee" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information contained under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        Information contained under the caption "Securities Authorized for Issuance under Equity Compensation Plans" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

        Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information contained under the captions "Other Information—Related Person Transactions Policies and Procedures" and "Governance of the Company and Practices of the Board of Directors—Board of Directors; Leadership Structure" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Firm Fees and Services.

        Information contained under the caption "Fees and Services of the Independent Registered Public Accounting Firm" included in our proxy statement relating to our 2014 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1. and 2.    Financial statements and financial statement schedule

        The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a) 3.    Index to Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)

2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(b)

2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(b)

3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(d)

3.3	Amended and Restated Bylaws of Capstone Turbine Corporation(e)

4.1	Specimen stock certificate(f)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(g)

4.3	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(h)

4.4	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 30, 2012(i)

4.5	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)

4.6	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(j)

4.7	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(b)

10.1	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(k)

10.2	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(k)

10.3	Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(l)

Exhibit Number		Description
10.4		Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(m)

10.5	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan as amended and restated effective August 30, 2012(n)

10.6	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(o)

10.7	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(p)

10.8	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(q)

10.9		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(r)

10.10		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011(b)

10.11		Form of Investor Agreement, dated September 18, 2012, between Capstone Turbine Corporation and an investor in the 2012 registered direct offering(s)

10.12		Form of Investor Letter Agreement, dated February 21, 2013, between Capstone Turbine Corporation and investors in the 2012 registered direct offering(t)

10.13		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(u)

10.14		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(u)

10.15		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(u)

10.16		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(v)

10.17		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(p)

10.18		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(w)

10.19		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(x)

10.20		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(y)

10.21		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(b)

Exhibit Number		Description
10.22		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(z)

10.23		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(aa)

10.24		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(bb)

10.25		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013(m)

10.26		Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014

10.27		Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014(cc)

10.28	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(dd)

10.29	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(ee)

10.30	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(ee)

10.31	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(ee)

10.32	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(u)

10.33	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(ff)

10.34	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(ff)

10.35	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(ff)

10.36	*	Form of Inducement Stock Option Agreement(gg)

10.37	*	Form of Inducement Restricted Stock Unit Agreement(gg)

10.38	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(bb)

10.39	*	Consulting Agreement with Mark Gilbreth, dated April 1, 2013(m)

10.40		Underwriting Agreement dated May 1, 2014 by and between the Company and Cowen and Company, LLC, as representative of the several underwriters(hh)

14.1		Code of Business Conduct

14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer

21		Subsidiary List(b)

23.1		Consent of KPMG LLP

23.2		Consent of Deloitte & Touche LLP

Exhibit Number		Description
24		Power of Attorney (included on the signature page of this Form 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.LAB	**	XBRL Label Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

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

(i)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 6, 2012 (File No. 001-15957).

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

(k)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).

(l)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(m)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).

(n)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(p)
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

(t)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 26, 2013 (File No. 001-15957).

(u)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(v)
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

(bb)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).

(cc)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957).

(dd)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).

(ee)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(ff)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(gg)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).

(hh)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2014 and 2013	F-4
For the years ended March 31, 2014, 2013 and 2012:
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2014, 2013 and 2012:
Schedule II—Valuation and Qualifying Accounts	F-34

        Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Capstone Turbine Corporation

        We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiaries (Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Turbine Corporation and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capstone Turbine Corporation's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2014 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP

Los Angeles, California
June 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capstone Turbine Corporation
Chatsworth, California

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Capstone Turbine Corporation and subsidiaries (the "Company") for the year ended March 31, 2012. Our audit also included the financial statement schedule for the year ended March 31, 2012 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Capstone Turbine Corporation and subsidiaries' operations and their cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 14, 2012

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2014	March 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$27,859	$38,817
Accounts receivable, net of allowances of $2,246 at March 31, 2014 and $2,142 at March 31, 2013	28,019	17,941
Inventories	18,102	18,513
Prepaid expenses and other current assets	2,217	2,588

Total current assets	76,197	77,859

Property, plant and equipment, net	2,891	3,543
Non-current portion of inventories	2,938	3,252
Intangible assets, net	1,790	2,313
Other assets	302	371

Total	$84,118	$87,338

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$28,577	$24,121
Accrued salaries and wages	1,883	1,721
Accrued warranty reserve	2,965	2,299
Deferred revenue	2,657	3,089
Revolving credit facility	13,228	13,476
Current portion of notes payable and capital lease obligations	444	361
Warrant liability	—	10

Total current liabilities	49,754	45,077

Long-term portion of notes payable and capital lease obligations	201	233
Other long-term liabilities	70	142
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized, 311,520,567 shares issued and 310,377,293 shares outstanding at March 31, 2014; 305,661,276 shares issued and 304,622,573 shares outstanding at March 31, 2013	312	306
Additional paid-in capital	805,342	796,767
Accumulated deficit	(770,231)	(753,975)
Treasury stock, at cost; 1,143,274 shares at March 31, 2014 and 1,038,703 shares at March 31, 2013	(1,330)	(1,212)

Total stockholders' equity	34,093	41,886

Total	$84,118	$87,338

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2014	2013	2012
Revenue	$133,105	$127,557	$109,371
Cost of goods sold	111,409	113,172	103,944

Gross margin	21,696	14,385	5,427
Operating expenses:
Research and development	9,029	8,979	8,237
Selling, general and administrative	27,981	27,364	28,927

Total operating expenses	37,010	36,343	37,164

Loss from operations	(15,314)	(21,958)	(31,737)
Other (expense) income	(20)	25	31
Interest income	—	—	2
Interest expense	(712)	(717)	(857)
Change in fair value of warrant liability	10	781	13,983

Loss before income taxes	(16,036)	(21,869)	(18,578)
Provision for income taxes	220	694	186

Net loss	$(16,256)	$(22,563)	$(18,764)

Net loss per common share—basic and diluted	$(0.05)	$(0.07)	$(0.07)

Weighted average shares used to calculate basic and diluted net loss per common share	307,060	302,168	266,945

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock				Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2011	259,544,911	$260	$747,962	$(712,648)	949,620	$(1,094)	$34,480
Purchase of treasury stock	—	—	—	—	48,200	(78)	(78)
Vested restricted stock awards	699,107	—	—	—	—	—	—
Stock-based compensation	—	—	1,558	—	—	—	1,558
Exercise of stock options and employee stock purchases	785,504	1	779	—	—	—	780
Stock awards to Board of Directors	77,971	—	94	—	—	—	94
Warrants exercised	16,657,820	16	17,385	—	—	—	17,401
Issuance of common stock for Calnetix Power Solutions acquisition	22,550,000	23	23,123	—	—	—	23,146
Net loss	—	—	—	(18,764)	—	—	(18,764)

Balance, March 31, 2012	300,315,313	$300	$790,901	$(731,412)	997,820	$(1,172)	$58,617
Purchase of treasury stock	—	—	—	—	40,883	(40)	(40)
Vested restricted stock awards	469,911	—	—	—	—	—	—
Stock-based compensation	—	—	1,500	—	—	—	1,500
Employee stock purchases	22,478	1	20	—	—	—	21
Stock awards to Board of Directors	103,574	—	101	—	—	—	101
Issuance of common stock upon exercise of put option	4,750,000	5	4,245	—	—	—	4,250
Net loss	—	—	—	(22,563)	—	—	(22,563)

Balance, March 31, 2013	305,661,276	$306	$796,767	$(753,975)	1,038,703	$(1,212)	$41,886
Purchase of treasury stock	—	—	—	—	104,571	(118)	(118)
Vested restricted stock awards	407,845	—	—	—	—	—	—
Stock-based compensation	—	—	2,031	—	—	—	2,031
Exercise of stock options and employee stock purchases	357,619	1	479	—	—	—	480
Stock awards to Board of Directors	368,827	—	116	—	—	—	116
Warrants exercised	4,725,000	5	5,949	—	—	—	5,954
Net loss	—	—	—	(16,256)	—	—	(16,256)

Balance, March 31, 2014	311,520,567	$312	$805,342	$(770,231)	1,143,274	$(1,330)	$34,093

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(16,256)	$(22,563)	$(18,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,323	2,820	3,404
Amortization of deferred financing costs	223	148	169
Accounts receivable allowances	242	276	2,256
Inventory provision	1,509	1,307	1,525
Provision for warranty expenses	3,903	5,129	4,227
Loss on disposal of equipment	225	41	3
Stock-based compensation	2,147	1,601	1,652
Change in fair value of warrant liability	(10)	(781)	(13,983)
Changes in operating assets and liabilities:
Accounts receivable	(10,320)	359	(1,503)
Inventories	(784)	(2,878)	(998)
Prepaid expenses and other current assets	470	587	(220)
Accounts payable and accrued expenses	4,475	1,221	2,660
Accrued salaries and wages and long term liabilities	90	(107)	106
Accrued warranty reserve	(3,237)	(4,324)	(3,814)
Deferred revenue	(432)	94	1,842

Net cash used in operating activities	(15,432)	(17,070)	(21,438)

Cash Flows from Investing Activities:
Expenditures for property and equipment	(1,179)	(1,213)	(1,419)
Changes in restricted cash	—	—	1,250

Net cash used in investing activities	(1,179)	(1,213)	(169)

Cash Flows from Financing Activities:
Net (repayments of) proceeds from revolving credit facility	(248)	3,045	3,351
Repayment of notes payable and capital lease obligations	(415)	(128)	(499)
Net proceeds from (cash used in) employee stock-based transactions	362	(19)	702
Net proceeds from issuance of common stock and warrants	—	—	23,146
Proceeds from exercise of common stock warrants and put options	5,954	4,250	11,403

Net cash provided by financing activities	5,653	7,148	38,103

Net (decrease) increase in Cash and Cash Equivalents	(10,958)	(11,135)	16,496
Cash and Cash Equivalents, Beginning of Year	38,817	49,952	33,456

Cash and Cash Equivalents, End of Year	$27,859	$38,817	$49,952

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$506	$588	$672
Income taxes	$246	$635	$204
Cash received during the period for income tax refund	$—	$—	$127
Supplemental Disclosures of Non-Cash Information:

During the years ended March 31, 2014, 2013 and 2012, the Company incurred $491 thousand, $476 thousand and $635 thousand, respectively, in connection with the renewal of insurance contracts, which was financed by notes payable.

Included in accounts payable at March 31, 2014, 2013 and 2012 is $7 thousand, $26 thousand, and $187 thousand of accrued purchases of property and equipment, respectively.

During the year ended March 31, 2014 and 2013, the Company purchased fixed assets in consideration for the issuance of a note payable of $158 thousand and $306 thousand, respectively. There were no fixed assets purchased with a note payable during the year ended March 31, 2012.

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

        The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's net loss from operations for the Fiscal years ended 2014, 2013 and 2012 was $15.3 million, $22.0 million and $31.7 million, respectively. Management believes the Company's net loss will continue to decrease as the Company makes overall progress on its path to profitability. The Company's cash and cash equivalents as of March 31, 2014 and 2013 were $27.9 million and $38.8 million, respectively.

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

        Accounts Receivable    Trade accounts receivable are recorded at the invoiced amount and typically non-interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances.

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

        Long-Lived Assets    The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2014 and determined that no impairment was necessary. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. See Note 5—Intangible Assets.

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

        Research and Development ("R&D")    The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $1.4 million, $1.7 million and $0.8 million for the years ended March 31, 2014, 2013 and 2012, respectively.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Risk Concentrations    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2014, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $27.6 million as of March 31, 2014. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

        Sales to E-Finity Distributed Generation, LLC ("E-Finity), one of the Company's domestic distributors, accounted for 19% of the Company's revenue for the year ended March 31, 2014. Sales to BPC Engineering ("BPC"), one of the Company's Russian distributors, accounted for 17%, 11% and 26% of revenue for the years ended March 31, 2014, 2013 and 2012, respectively. Sales to Horizon Power Systems ("Horizon"), one of the Company's domestic distributors, accounted for 12%, 27% and 19% of revenue for the years ended March 31, 2014, 2013 and 2012, respectively. Additionally, BPC, Electro Mecanique Industries ("EMI"), one of the Company's distributors in the Middle East and Africa, and E-Finity accounted for 26%, 18% and 16%, respectively, of net accounts receivable as of March 31, 2014. BPC and Regatta Solutions, Inc., one of the Company's domestic distributors, accounted for 35% and 11%, respectively, of net accounts receivable as of March 31, 2013.

        The Company did not have receivables from the U.S. Department of Energy ("DOE") as of March 31, 2014. Accounts receivable, net of allowances as of March 31, 2013 includes approximately $0.3 million of other receivables from the U.S. Department of Energy ("DOE") under grants awarded in 2009 and 2010.

        The Company recorded bad debt expense of approximately $0.2 million, $0.3 million and $2.3 million for the years ended March 31, 2014, 2013 and 2012, respectively.

        Certain components of the Company's products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing, which would affect operating results adversely.

        Estimates and Assumptions    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accounting for accounts receivable allowances, stock-based compensation, inventory write-downs, valuation of long-lived assets including intangible assets with finite lives, product warranties, income taxes and other contingencies. Actual results could differ from those estimates.

        Net Loss Per Common Share    Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2014, 2013 and 2012 were 12.9 million, 11.8 million and 10.0 million, respectively. Outstanding restricted stock units at March 31, 2014, 2013 and 2012 were 2.1 million, 1.5 million and 1.1 million, respectively. As of March 31, 2014, the Company did not have any warrants outstanding. As of each of March 31, 2013 and 2012, the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million.

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

        Segment Reporting    The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company's customers (in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$58,432	$57,001	$41,796
Mexico	8,956	22,581	7,798
All other North America	196	4,370	116

Total North America	67,584	83,952	49,710
Russia	23,216	13,827	29,722
All other Europe	17,820	12,036	17,452

Total Europe	41,036	25,863	47,174
Asia	10,728	8,473	5,692
Australia	5,275	5,461	2,749
All other	8,482	3,808	4,046

Total Revenue	$133,105	$127,557	$109,371

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the Company's revenue by product (in thousands):

	Year Ended March 31,
	2014	2013	2012
C30	$5,623	$6,756	$4,426
C65	29,107	22,899	28,680
TA100	460	1,485	681
C200	14,754	18,099	7,361
C600	10,374	12,384	7,567
C800	10,127	5,324	8,728
C1000	38,141	35,571	32,475
Waste heat recovery generator	180	—	—
Unit upgrades	—	129	—

Total from Microturbine Products	108,766	102,647	89,918
Accessories, Parts and Service	24,339	24,910	19,453

Total	$133,105	$127,557	$109,371

        Substantially all of the Company's operating assets are in the United States.

        Recent Accounting Pronouncements    In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

3. Inventories

        Inventories are valued on a FIFO basis and lower of cost or market and consisted of the following as of March 31, 2014 and 2013 (in thousands):

	2014	2013
Raw materials	$19,080	$20,198
Work in process	5	—
Finished goods	1,955	1,567

Total	21,040	21,765
Less non-current portion	(2,938)	(3,252)

Current portion	$18,102	$18,513

        The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non-current inventories are primarily

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventories (Continued)

comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of March 31, 2014 is 1.7 years. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2014 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-current Inventory Balance Expected to be Used
13 to 24 months	$2,271
25 to 36 months	476
37 to 48 months	191

Total	$2,938

4. Property, Plant and Equipment

        Property, plant and equipment as of March 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013	Estimated Useful Life
Machinery, rental equipment, equipment, automobiles and furniture	$20,665	$20,649	2 - 10 years
Leasehold improvements	9,731	9,708	10 years
Molds and tooling	5,138	4,933	2 - 5 years

	35,534	35,290
Less, accumulated depreciation	(32,643)	(31,747)

Total property, plant and equipment, net	$2,891	$3,543

        Depreciation expense for property, plant and equipment was $1.8 million, $2.3 million and $2.6 million for the years ended March 31, 2014, 2013 and 2012, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2014
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,536	$164
Technology	10 years	2,240	933	1,307
Parts and service customer relationships	5 years	1,080	900	180
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—

Total		$8,196	$6,406	$1,790

	March 31, 2013
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,487	$213
Technology	10 years	2,240	709	1,531
Parts and service customer relationships	5 years	1,080	684	396
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	317	173
Trade name	1.2 years	69	69	—

Total		$8,196	$5,883	$2,313

        Amortization expense for the intangible assets was $0.5 million, $0.5 million, and $0.8 million for the years ended March 31, 2014, 2013 and 2012.

        Expected future amortization expense of intangible assets as of March 31, 2014 is as follows (in thousands):

Year Ending March 31,	Amortization Expense
2015	$512
2016	352
2017	273
2018	242
2019	224
Thereafter	187

Total expected future amortization	$1,790

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets (Continued)

        The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated ("Solar"). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $83,000, $76,700, and $72,800 were earned by Solar for the years ended March 31, 2014, 2013 and 2012, respectively. Earned royalties of approximately $20,700 and $24,600 were unpaid as of March 31, 2014 and 2013, respectively, and are included in accrued expenses in the accompanying balance sheets.

6. Accrued Warranty Reserve

        Changes in the accrued warranty reserve are as follows as of March 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance, beginning of the period	$2,299	$1,494	$1,081
Standard warranty provision	2,857	3,874	3,790
Changes for accrual related to reliability repair programs	1,046	1,255	437
Deductions for warranty claims	(3,237)	(4,324)	(3,814)

Balance, end of the period	$2,965	$2,299	$1,494

7. Deferred Revenue

        Changes in deferred revenue are as follows as of March 31, 2014 and 2013 (in thousands):

	2014	2013
FPP Balance, beginning of the period	$1,412	$1,167
FPP Billings	7,689	5,884
FPP Revenue recognized	(7,040)	(5,639)

Balance attributed to FPP contracts	2,061	1,412
Deposits	596	1,677

Deferred revenue balance, end of the period	$2,657	$3,089

        Comprehensive FPP deferred revenue represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

8. Income Taxes

        Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes for the year ended March 31, 2014 was $0.2 million, which was all related to foreign taxes. The Company did not have current federal income taxes for the year ended March 31, 2014.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Federal income tax at the statutory rate	$(5,452)	$(7,436)	$(6,317)
State taxes, net of federal effect	(93)	(661)	(727)
Foreign taxes	134	675	313
R&D tax credit	37	(1,157)	(455)
Impact of state rate change	492	838	(693)
Warrant liability	(3)	(299)	(5,301)
Expiring NOL	1,543	—	9,765
Valuation allowance	3,614	(1,877)	3,423
Excess tax benefit—stock compensation	—	10,383	—
Other	(52)	228	178

Income tax expense (benefit)	$220	$694	$186

        The Company's deferred tax assets and liabilities consisted of the following at March 31, 2014 and 2013 (in thousands):

	2014	2013
Deferred tax assets:
Inventories	$2,152	$1,754
Warranty reserve	1,051	866
Deferred revenue	731	532
Net operating loss ("NOL") carryforwards	214,071	211,724
Tax credit carryforwards	18,369	18,295
Depreciation, amortization and impairment loss	3,631	3,997
Other	5,280	5,498

Deferred tax assets	245,285	242,666
Valuation allowance for deferred tax assets	(236,169)	(232,555)

Deferred tax assets, net of valuation allowance	9,116	10,111
Deferred tax liabilities:
Federal benefit of state taxes	(9,116)	(10,111)

Net deferred tax assets	$—	$—

        Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for Fiscal 2014, 2013 and 2012 was $3.6 million, $1.9 million and $3.4 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        The Company's NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2014 were as follows (in thousands):

	Amount	Expiration Period
Federal NOL	$606,193	2018 - 2034
State NOL	$226,861	2014 - 2034
Federal tax credit carryforwards	$9,487	2018 - 2034
State tax credit carryforwards	$8,882	Indefinite

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

        Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder ("Disqualifying Dispositions") provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $27.7 million of the Company's federal and state NOL carryforwards as of March 31, 2014 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. In accordance with the reporting requirements under ASC 718, we did not include approximately $9.6 million of excess windfall tax benefits resulting from stock option exercises as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to those windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carry forwards excluded under ASC 718 was approximately $9.6 million at March 31, 2014. When realized, those excess windfall tax benefits are credited to additional paid-in capital.

        Accounting Standards Codification ("ASC") 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management's evaluation, the total amount of unrecognized tax benefits related to research and development credits was $2.4 million as of both March 31, 2014 and March 31, 2013. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2014 or March 31, 2013. For both March 31, 2014 and March 31, 2013, $2.4 million of unrecognized tax benefits, that if recognized, would affect the effective tax rate. However, for both March 31, 2014 and March 31, 2013, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2014 and 2013 was $9.5 million and $9.6 million, and $8.9 million and $8.7 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2011	$1,973
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	175
Lapse of statute of limitations	—

Balance at March 31, 2012	$2,148
Gross decrease related to prior year tax positions	(100)
Gross increase related to prior year tax positions	222
Gross increase related to current year tax positions	148
Lapse of statute of limitations	—

Balance at March 31, 2013	$2,418
Gross decrease related to prior year tax positions	(93)
Gross increase related to prior year tax positions	1
Gross increase related to current year tax positions	115
Lapse of statute of limitations	—

Balance at March 31, 2014	$2,441

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2009. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2014. The Company settled its Internal Revenue Service examination of its U.S. federal tax return for the fiscal year ended March 31, 2010 during the third quarter of the fiscal year ended March 31, 2012, with no findings that resulted in a change to the Company's financial statements. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

9. Stockholders' Equity

        The following table summarizes, by statement of operations line item, stock-based compensation expense for the years ended March 31, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Cost of goods sold	$43	$92	$136
Research and development	562	319	324
Selling, general and administrative	1,542	1,190	1,192

Stock-based compensation expense	$2,147	$1,601	$1,652

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

Stock Plans

2000 Equity Incentive Plan

        In June 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan"). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 27,980,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee's authority includes determining the number of incentive awards and vesting provisions. As of March 31, 2014, there were 4,282,979 shares available for future grant.

        As of March 31, 2014, the Company had outstanding 3,550,000 non-qualified common stock options issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company's common stock on the grant date. Included in the 3,550,000 options were 2,000,000 options granted to the Company's President and Chief Executive Officer, 850,000 options granted to the Company's Executive Vice President of Sales and Marketing, 250,000 options granted to the Company's Senior Vice President of Program Management, 250,000 options granted to the Company's Senior Vice President of Customer Service and 200,000 options granted to the Company's former Senior Vice President of Human Resources. Additionally, as of March 31, 2014, the Company had outstanding 46,875 restricted stock units issued outside of the 2000 Plan. These restricted stock units were issued during the second quarter of Fiscal 2013 as an inducement grant to the Company's Senior Vice President of Customer Service. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years. Information relating to all outstanding stock options, except for rights associated with the Purchase Plan, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at March 31, 2013	11,791,765	$1.33
Granted	1,665,200	$0.93
Exercised	(345,317)	$1.35
Forfeited, cancelled or expired	(259,960)	$1.85

Options outstanding at March 31, 2014	12,851,688	$1.27	5.2	$11,838,302
Options fully vested at March 31, 2014 and those expected to vest beyond March 31, 2014	12,665,079	$1.27	5.2	$11,622,598
Options exercisable at March 31, 2014	9,767,753	$1.34	4.1	$8,478,184

        The weighted average per share grant date fair value of options granted during the fiscal years ended March 31, 2014, 2013 and 2012 was $0.60, $0.67 and $1.20, respectively. The weighted average

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

per share grant date fair value of options exercised during the fiscal years ended March 31, 2014 and 2012 was $1.35 and $0.99, respectively. The total intrinsic value of option exercises during the fiscal years ended March 31, 2014 and 2012, was approximately $0.2 and $0.6 million, respectively. During the fiscal years ended March 31, 2014 and 2012, the amount of cash received from the exercise of stock options was approximately $0.5 million and $0.8 million, respectively. There were no options exercised during the fiscal year ended March 31, 2013. The Company recorded expense of approximately $1.1 million, $0.9 million and $0.9 million associated with its stock options for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014, there was approximately $1.6 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.5 years.

        The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation method and the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2014	2013	2012
Risk-free interest rates	0.9%	0.8%	1.9%
Expected lives (in years)	5.7	5.7	5.0
Dividend yield	—%	—%	—%
Expected volatility	77.3%	79.8%	89.0%
Weighted average grant date fair value of options granted during the period	$0.60	$0.67	$1.19

        The Company's computation of expected volatility for the fiscal years ended March 31, 2014, 2013 and 2012 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options' expected term. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the fiscal years ended March 31, 2014, 2013 and 2012 has been

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

reduced by estimated forfeitures. Management's estimate of forfeitures is based on historical forfeitures. The following table outlines the restricted stock unit activity:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2013	1,467,096	$1.10
Granted	1,379,818	$1.09
Vested and issued	(685,069)	$1.06
Forfeited	(100,621)	$1.11

Nonvested restricted stock units outstanding at March 31, 2014	2,061,224	$1.11

Restricted stock units expected to vest beyond March 31, 2014	1,892,868	$1.11

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

        The weighted average per share grant date fair value of restricted stock granted during the fiscal years ended March 31, 2014, 2013 and 2012 was $1.09, $1.00 and $1.47, respectively. The total fair value of restricted stock units vested and issued by the Company during the fiscal years ended March 31, 2014, 2013 and 2012 was approximately $0.8 million, $0.6 million and $1.1 million, respectively. The Company recorded expense of approximately $1.0 million, $0.8 million and $0.7 million associated with its restricted stock awards and units for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014, there was approximately $1.5 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.4 years.

        During the fiscal years ended March 31, 2014, 2013 and 2012 the Company issued a total of 91,603, 103,574 and 77,971 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors' fees in stock in lieu of cash. For each term of the Board of Directors (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive, in lieu of all or any portion of their annual retainer or committee fee cash payment, a stock award. The shares of stock were valued based on the closing price of the Company's common stock on the date of grant, and the weighted average grant date fair value for these shares during each of the fiscal years ended March 31, 2014, 2013 and 2012 was $1.26, $0.98 and $1.20, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

2000 Employee Stock Purchase Plan

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. In August 2010, the Board of Directors adopted and the stockholders approved an amendment and restatement of the Purchase Plan. The amendment and restatement includes an increase of 500,000 shares of common stock that will be available under the Purchase Plan and extends the term of the Purchase Plan for a period of ten years. As amended, the Purchase Plan will continue by its terms through June 30, 2020, unless terminated sooner, and will reserve for issuance a total of 1,400,000 shares of common stock. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee's regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Global Market on the day in question. During the fiscal years ended March 31, 2014, 2013 and 2012, the Company issued a total of 12,302 shares, 22,478 shares and 21,338 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the Purchase Plan. As of March 31, 2014, there were 430,188 shares available for future grant under the Purchase Plan.

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

Underwritten and Registered Direct Placement of Common Stock

        Effective March 5, 2012, the Company completed a registered direct placement in which it sold 22.6 million shares of the Company's common stock, par value $.001 per share, and warrants to purchase 22.6 million shares of common stock with an initial exercise price of $1.55 per share, at a price of $1.11 per unit (the "2012 Warrants"). Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The 2012 Warrants expired on October 31, 2013. In addition, the Company obtained the right to require investors in the offering to purchase up to an aggregate maximum of 19.0 million additional shares of common stock from the Company (the "Put Options") during two option exercise periods, the first such option exercise period beginning September 10, 2012 and the second such option exercise period beginning March 4, 2013. Each Put Option was subject to certain conditions which reduced the number of shares that could be sold or eliminate the Put Option. These conditions included a minimum volume-weighted average price (VWAP) and a minimum average trading volume of the Company's common shares during the 30 trading days prior to the exercise of the Put Option. The March 2012 sale resulted in net proceeds of approximately $23.1 million net of direct incremental costs of approximately $1.9 million.

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

        The following table outlines the warrant activity:

	March 2012	September 2009	September 2008	January 2007
	Shares	Shares	Shares	Shares
Balance, March 31, 2011	—	5,780,347	7,342,647	8,535,574
Issuance of warrants	22,550,000	—	—	—
Anti-dilution provision	—	—	146,626	—
Warrants exercised	—	(5,780,347)	(3,579,239)	(7,298,234)
Warrants expired	—	—	—	(1,237,340)

Balance, March 31, 2012	22,550,000	—	3,910,034	—
Anti-dilution provision	—	—	51,437

Balance, March 31, 2013	22,550,000	—	3,961,471	—
Warrants exercised	(4,725,000)	—	—	—
Warrants expired	(17,825,000)	—	(3,961,471)	—

Balance, March 31, 2014	—	—	—	—

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

        The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2014 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$13,737	$13,737	$—	$—

        Cash equivalents includes cash held in money market and U.S. Treasury Funds at March 31, 2014.

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

	As of March 31, 2014		As of March 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$13,228	$13,228	$13,476	$13,476

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

        The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

Fiscal Year Ended March 31, 2013
Risk-free interest rates range	0.1% to 0.2%
Contractual term (in years)	0.5 years to 1.2 years
Expected volatility range	37.2% to 65.8%

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

Warrant liability:
Balance as of March 31, 2011	$20,772
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	(13,872)
Purchases, issuances and settlements	(6,109)

Balance as of March 31, 2012	$791
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	(781)

Balance at March 31, 2013	$10
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	(10)

Balance at March 31, 2014	$—

11. Revolving Credit Facility

        The Company maintains two Credit and Security Agreements, as amended (the "Agreements"), with Wells Fargo Bank, National Association ("Wells Fargo"), which provide the Company with a line of credit of up to $15.0 million in the aggregate which amount was increased to an amount up to $20.0 million pursuant to the twelfth amendment described below (the "Credit Facility"). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company's business pursuant to the amendment described below. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 30, 2014 and the other one will terminate on September 30, 2017.

        The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo's consent, including covenants that limit the Company's ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company's capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company's assets, (f) change the Company's accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $18.4 million as of March 31, 2014, and (c) limitations on the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Revolving Credit Facility (Continued)

Company's annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company's business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

        Several times since entering into the Agreements the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

  •
  As of December 31, 2013, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company's net income for the nine months ended December 31, 2013. On January 31, 2014, the Company received from Wells Fargo a waiver of such noncompliance.

  •
  As of March 31, 2014, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company's annual net income for Fiscal 2014. On April 25, 2014, the Company received from Wells Fargo a waiver of such noncompliance.

  •
  On June 9, 2014, the Company entered into an amendment to the Agreements with Wells Fargo to increase the line of credit to an amount up to $20.0 million from $15.0 million and extend the maturity date of one of the lines of credit through September 30, 2017. Additionally, this amendment made certain changes to decrease the required minimum cash balance relative to the outstanding line of credit advances and set the financial covenants for Fiscal 2015. The amendment also added a $0.5 million non-revolving capital expense line of credit.

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

        The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter-Bank Offer Rate ("LIBOR"), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company's borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company's borrowing rate at March 31, 2014 and March 31, 2013 was 4.0% and 5.4%, respectively.

        The Company incurred $0.1 million in origination fees in connection with a September 2011 amendment to the Agreements that increased borrowing capacity and extended the maturity date of the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Revolving Credit Facility (Continued)

line of credit. These fees were capitalized and are being amortized to interest expense through September 2014. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2014 and March 31, 2013, $13.2 million and $13.5 million in borrowings were outstanding, respectively, under the Credit Facility. As of March 31, 2014, approximately $0.3 million was available for additional borrowing. Interest expense related to the Credit Facility during the year ended March 31, 2014 was $0.7 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the year ended March 31, 2013 was $0.7 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the year ended March 31, 2012 was $0.8 million, which includes $0.2 million in amortization of deferred financing costs.

12. Commitments and Contingencies

Purchase Commitments

        As of March 31, 2014, the Company had firm commitments to purchase inventories of approximately $32.2 million through Fiscal 2017. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

        The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2018. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.1 million as of March 31, 2014 and 2013, respectively. Rent expense was approximately $2.3 million, $2.1 million and $2.1 million for the years ended March 31, 2014, 2013 and 2012, respectively.

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

        At March 31, 2014, the Company's minimum commitments under non-cancelable operating leases were as follows (in thousands):

Year Ending March 31,	Operating Leases
2015	$1,285
2016	917
2017	800
2018	584
2019	—

Total minimum lease payments	$3,586

Other Commitments

        During the three months ended December 31, 2012, the Company incurred $0.5 million in connection with the renewal of insurance contracts, which was financed by a note payable. The note bears interest at rate of 2.2% per annum with principal and interest paid monthly through August 2013. The outstanding balance of the note payable as of March 31, 2013 was approximately $0.2 million. As of March 31, 2014 this note payable was paid in full.

        In September 2010, the Company was awarded a grant from the DOE for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. The contract is over a five-year period and will be completed by September 2015. The Company billed the DOE under the contract for this project a cumulative amount of $3.5 million through March 31, 2014.

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

Company if significant amounts of inventory are held at distributors. As of March 31, 2014, no significant inventories were held at distributors.

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

13. Employee Benefit Plans

        The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company began matching 50 cents on the dollar up to 4% of the employee's contributions in October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company's match vests 25% a year over four years starting from the employee's hire date. The expense recorded by the Company for the years ended March 31, 2014, 2013 and 2012 was approximately $0.3 million, $0.2 million and $0.3 million, respectively.

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

        On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier that amended the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. The fixed rate royalty was reduced by 50% during the three months ended September 30, 2013 as a result of the contractual reduction. Carrier earned $2.8 million, $4.3 million and $3.2 million in royalties for C200 and C1000 Series system sales during the year ended March 31, 2014, 2013 and 2012, respectively. Earned royalties of $0.6 million and $1.4 million were unpaid as of March 31, 2014 and March 31, 2013, respectively, and are included in accrued expenses in the accompanying balance sheets.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Subsequent Events

        On May 1, 2014, the Company entered into an underwriting agreement with Cowen and Company, LLC and FBR & Co. acting as the book-running managers and Craig-Hallum Capital Group LLC as co-manager, related to a public offering of 18.8 million shares of the Company's common stock at a price of $1.70 per share less underwriting discounts and commissions. The shares were allocated to a single institutional investor. The net proceeds to the Company from the sale of the Common Stock, after deducting fees and other offering expenses, was approximately $29.8 million. The offering closed on May 6, 2014.

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2014, 2013 and 2012

(In thousands)

Accounts Receivable Allowances:
Balance, March 31, 2011	$212
Additions charged to costs and expenses	2,256
Deductions	(240)

Balance, March 31, 2012	$2,228
Additions charged to costs and expenses	276
Deductions	(362)

Balance, March 31, 2013	$2,142
Additions charged to costs and expenses	242
Deductions	(138)

Balance, March 31, 2014	$2,246

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
Date: June 12, 2014	By:	/s/ EDWARD I. REICH Edward I. Reich Executive Vice President, Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date

/s/ DARREN R. JAMISON Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2014
/s/ EDWARD I. REICH Edward I. Reich	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	June 12, 2014
/s/ JAYME L. BROOKS Jayme L. Brooks	Chief Accounting Officer (Principal Accounting Officer)	June 12, 2014
/s/ GARY D. SIMON Gary D. Simon	Chairman of the Board of Directors	June 12, 2014
/s/ RICHARD K. ATKINSON Richard K. Atkinson	Director	June 12, 2014
/s/ JOHN V. JAGGERS John V. Jaggers	Director	June 12, 2014

Signature	Title	Date

/s/ NOAM LOTAN Noam Lotan	Director	June 12, 2014
/s/ GARY J. MAYO Gary J. Mayo	Director	June 12, 2014
/s/ ELIOT G. PROTSCH Eliot G. Protsch	Director	June 12, 2014
/s/ HOLLY A. VAN DEURSEN Holly A. Van Deursen	Director	June 12, 2014
/s/ DARRELL J. WILK Darrell J. Wilk	Director	June 12, 2014

Exhibit Index

Exhibit Number		Description
2.1		Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)

2.2		Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(b)

2.3		Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(b)

3.1		Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)

3.2		Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(d)

3.3		Amended and Restated Bylaws of Capstone Turbine Corporation(e)

4.1		Specimen stock certificate(f)

4.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(g)

4.3		Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(h)

4.4		Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 30, 2012(i)

4.5		Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)

4.6		Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(j)

4.7		Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(b)

10.1		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(k)

10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(k)

10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(l)

10.4		Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(m)

10.5	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan as amended and restated effective August 30, 2012(n)

10.6	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(o)

10.7	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(p)

Exhibit Number		Description
10.8	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(q)

10.9		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(r)

10.10		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011(b)

10.11		Form of Investor Agreement, dated September 18, 2012, between Capstone Turbine Corporation and an investor in the 2012 registered direct offering(s)

10.12		Form of Investor Letter Agreement, dated February 21, 2013, between Capstone Turbine Corporation and investors in the 2012 registered direct offering(t)

10.13		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(u)

10.14		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(u)

10.15		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(u)

10.16		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(v)

10.17		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(p)

10.18		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(w)

10.19		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(x)

10.20		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(y)

10.21		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(b)

10.22		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(z)

10.23		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(aa)

10.24		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(bb)

10.25		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013(m)

10.26		Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014

Exhibit Number		Description
10.27		Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014(cc)

10.28	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(dd)

10.29	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(ee)

10.30	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(ee)

10.31	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(ee)

10.32	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(u)

10.33	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(ff)

10.34	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(ff)

10.35	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(ff)

10.36	*	Form of Inducement Stock Option Agreement(gg)

10.37	*	Form of Inducement Restricted Stock Unit Agreement(gg)

10.38	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(bb)

10.39	*	Consulting Agreement with Mark Gilbreth, dated April 1, 2013(m)

10.40		Underwriting Agreement dated May 1, 2014 by and between the Company and Cowen and Company, LLC, as representative of the several underwriters(hh)

14.1		Code of Business Conduct

14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer

21		Subsidiary List(b)

23.1		Consent of KPMG LLP

23.2		Consent of Deloitte & Touche LLP

24		Power of Attorney (included on the signature page of this Form 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.LAB	**	XBRL Label Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

Exhibit Number		Description
101.DEF	**	XBRL Definition Linkbase Document

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

(i)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 6, 2012 (File No. 001-15957).

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

(k)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).

(l)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(m)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).

(n)
Incorporated by reference to Appendix A to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(p)
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

(t)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on February 26, 2013 (File No. 001-15957).

(u)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(v)
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

(bb)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).

(cc)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957).

(dd)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).

(ee)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(ff)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(gg)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).

(hh)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957).