Form 10-Q
period 2014-06-30
CAPSTONE TURBINE Corp
filed 2014-08-07
CIK 1009759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2014 was 329,714,950.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$46,695	$27,859
Accounts receivable, net of allowances of $2,302 at June 30, 2014 and $2,246 at March 31, 2014	24,210	28,019
Inventories	22,372	18,102
Prepaid expenses and other current assets	2,021	2,217
Total current assets	95,298	76,197
Property, plant and equipment, net	2,797	2,891
Non-current portion of inventories	3,047	2,938
Intangible assets, net	1,668	1,790
Other assets	305	302
Total	$103,115	$84,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$25,691	$28,577
Accrued salaries and wages	2,335	1,883
Accrued warranty reserve	2,893	2,965
Deferred revenue	2,104	2,657
Revolving credit facility	11,952	13,228
Current portion of notes payable and capital lease obligations	272	444
Total current liabilities	45,247	49,754
Long-term portion of notes payable and capital lease obligations	165	201
Other long-term liabilities	50	70
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized; 330,731,532 shares issued and 329,514,950 shares outstanding at June 30, 2014; 311,520,567 shares issued and 310,377,293 shares outstanding at March 31, 2014	331	312
Additional paid-in capital	835,789	805,342
Accumulated deficit	(777,002)	(770,231)
Treasury stock, at cost; 1,216,582 shares at June 30, 2014 and 1,143,274 shares at March 31, 2014	(1,465)	(1,330)
Total stockholders’ equity	57,653	34,093
Total	$103,115	$84,118

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Revenue	$23,260	$24,373
Cost of goods sold	19,844	21,050
Gross margin	3,416	3,323
Operating expenses:
Research and development	2,327	2,335
Selling, general and administrative	7,764	7,568
Total operating expenses	10,091	9,903
Loss from operations	(6,675)	(6,580)
Other (expense) income	97	(14)
Interest expense	(143)	(186)
Loss before income taxes	(6,721)	(6,780)
Provision for income taxes	50	18
Net loss	$(6,771)	$(6,798)

Net loss per common share—basic and diluted	$(0.02)	$(0.02)

Weighted average shares used to calculate net loss per common share	322,109	304,720

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(6,771)	$(6,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456	602
Amortization of deferred financing costs	56	56
Accounts receivable allowances	76	25
Inventory provision	321	316
Provision for warranty expenses	623	1,356
Loss on disposal of equipment	6	—
Stock-based compensation	687	734
Changes in operating assets and liabilities:
Accounts receivable	3,733	(5,761)
Inventories	(4,700)	(7,549)
Prepaid expenses and other current assets	131	505
Accounts payable and accrued expenses	(2,881)	1,610
Accrued salaries and wages and long term liabilities	432	444
Accrued warranty reserve	(695)	(938)
Deferred revenue	(553)	(517)
Net cash used in operating activities	(9,079)	(15,915)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(247)	(263)
Net cash used in investing activities	(247)	(263)
Cash Flows from Financing Activities:
Net repayment of revolving credit facility	(1,276)	(721)
Repayment of notes payable and capital lease obligations	(206)	(259)
Net cash used in employee stock-based transactions	(128)	(61)
Net proceeds from issuance of common stock	29,772	—
Net cash provided by (used in) financing activities	28,162	(1,041)
Net decrease in Cash and Cash Equivalents	18,836	(17,219)
Cash and Cash Equivalents, Beginning of Period	27,859	38,817
Cash and Cash Equivalents, End of Period	$46,695	$21,598
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$100	$146
Income taxes	$68	$65
Supplemental Disclosures of Non-Cash Information:
Included in accounts payable at June 30, 2013 is $92 thousand of property and equipment

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2014 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s net loss from operations for the first quarter of Fiscal 2015 and 2014 was $6.7 million and $6.6 million, respectively. The lower than expected revenue during the first quarter of Fiscal 2015 caused the increase in the net loss from operations, but management believes that the net loss from operations will improve as the Company makes overall progress on its path to profitability. The Company’s cash and cash equivalents as of June 30, 2014 and March 31, 2014 were $46.7 million and $27.9 million, respectively. The Company’s working capital requirements during the first quarter of Fiscal 2015 were higher than planned primarily as a result of slower collection of accounts receivable, lower than anticipated inventory turns and an increase in cash used for accounts payable. Additionally, the Company did not fully achieve its planned number of product shipments primarily as a result of timing of customer demand for product.

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

3.  Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

4.  Customer Concentrations and Accounts Receivable

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 25%, 13% and 11%, respectively, of revenue for the first quarter of Fiscal 2015. Sales to Horizon and E-Finity accounted for 23% and 20%, respectively, of revenue for the first quarter of Fiscal 2014.

Additionally, BPC and Electro Mecanique Industries (“EMI”), one of the Company’s distributors in the Middle East and Africa, accounted for 36% and 20%, respectively, of net accounts receivable as of June 30, 2014. BPC, EMI and E-Finity accounted for 26%, 18% and 16%, respectively, of net accounts receivable as of March 31, 2014.

5.  Inventories

Inventories are valued on a FIFO basis and lower of cost or market and consisted of the following as of June 30, 2014 and March 31, 2014 (in thousands):

	June 30, 2014	March 31, 2014

Raw materials	$21,579	$19,080
Work in process	—	5
Finished goods	3,840	1,955
Total	25,419	21,040
Less non-current portion	(3,047)	(2,938)
Current portion	$22,372	$18,102

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2014 is 1.8 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2014 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-Current Inventory Balance Expected to be Used

13 to 24 months	$2,070
25 to 36 months	688
37 to 48 months	289
Total	$3,047

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.3 million and $0.5 million during the first quarter of Fiscal 2015 and Fiscal 2014, respectively. Property, plant and equipment consisted of the following (in thousands):

	June 30, 2014	March 31, 2014

Machinery, rental equipment, equipment, automobiles and furniture	$20,081	$20,665
Leasehold improvements	9,737	9,731
Molds and tooling	4,106	5,138
	33,924	35,534
Less, accumulated depreciation	(31,127)	(32,643)
Total property, plant and equipment, net	$2,797	$2,891

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2014
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,548	$152
Technology	10 years	2,240	989	1,251
Parts and service customer relationships	5 years	1,080	954	126
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,528	$1,668

	March 31, 2014
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,536	$164
Technology	10 years	2,240	933	1,307
Parts and service customer relationships	5 years	1,080	900	180
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,406	$1,790

Amortization expense for the intangible assets was $0.1 million during the first quarter of each of Fiscal 2015 and Fiscal 2014.

Expected future amortization expense of intangible assets as of June 30, 2014 is as follows (in thousands):

Year Ending March 31,	Amortization Expense
2015 (remainder of fiscal year)	$390
2016	352
2017	273
2018	242
2019	224
Thereafter	187
Total expected future amortization	$1,668

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $14,700 and $25,200 were earned by Solar for the first quarter of Fiscal 2015 and 2014, respectively. Earned royalties of approximately $14,700 and $20,700 were unpaid as of June 30, 2014 and March 31, 2014, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cost of goods sold	$21	$13
Research and development	77	354
Selling, general and administrative	589	367
Stock-based compensation expense	$687	$734

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 27,980,000 shares.

As of June 30, 2014, the Company had outstanding 3,800,000 non-qualified common stock options issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during the first quarter of Fiscal 2015, 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Included in the 3,800,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 250,000 options granted to the Company’s Senior Vice President of Program Management, 250,000 options granted to the Company’s Senior Vice President of Customer Service, 250,000 options granted to the Company’s Vice President of Operations and 200,000 options granted to the Company’s former Senior Vice President of Human Resources. Additionally, as of June 30, 2014, the Company had outstanding 109,375 restricted stock units issued outside of the 2000 Plan. The 109,375 units consisted of 62,500 units granted to the Company’s Vice President of Operations and 46,875 units granted to the Company’s Senior Vice President of Customer Service. These restricted stock units were issued during the first quarter of Fiscal 2015 and second quarter of Fiscal 2013 as an inducement grant to the Company’s Vice President of Operations and Senior Vice President of Customer Service, respectively. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years. Information relating to all outstanding stock options, except for rights associated with the Amended and Restated 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2014	12,851,688	$1.27
Granted	1,085,800	1.43
Exercised	—	—
Forfeited, cancelled or expired	(60,088)	2.43
Options outstanding at June 30, 2014	13,877,400	$1.28	5.4	$4,902,918

Options fully vested at June 30, 2014 and those expected to vest beyond June 30, 2014	13,612,749	$1.28	5.3	$4,825,312

Options exercisable at June 30, 2014	10,411,613	$1.32	4.2	$3,622,299

The weighted average per share grant date fair value of options granted during the first quarter of Fiscal 2015 and Fiscal 2014 was $0.94 and $0.60, respectively. There were no stock options exercised during the first quarter of Fiscal 2015 or Fiscal 2014. The Company recorded expense of approximately $0.4 million associated with its stock options during the first quarter of each of Fiscal 2015 and Fiscal 2014. As of June 30, 2014, there was approximately $2.3 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.8 years.

The Company calculated the estimated fair value of each stock option granted during the first quarter of Fiscal 2015 and Fiscal 2014 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Risk-free interest rates	1.8%	0.9%
Expected lives (in years)	5.7	5.7
Dividend yield	—%	—%
Expected volatility	77.0%	77.3%
Weighted average grant date fair value of options granted during the period	$0.94	$0.60

The Company’s computation of expected volatility for the first quarter of Fiscal 2015 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the first quarter of Fiscal 2015 and 2014 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

The following table outlines the restricted stock unit activity:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2014	2,061,224	$1.11

Granted	571,000	1.49
Vested and issued	(361,685)	1.11
Forfeited	(28,608)	1.18

Nonvested restricted stock units outstanding at June 30, 2014	2,241,931	$1.17
Restricted stock units expected to vest beyond June 30, 2014	2,028,197	$1.17

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The weighted average per share grant date fair value of restricted stock granted during the first quarter of Fiscal 2015 and Fiscal 2014 was $1.49 and $0.95, respectively. The total fair value of restricted stock units vested and issued by the Company during the first quarter of Fiscal 2015 and Fiscal 2014 was approximately $0.7 million and $0.3 million, respectively. The Company recorded expense of approximately $0.3 million associated with its restricted stock awards and units during the first quarter of each of Fiscal 2015 and Fiscal 2014. As of June 30, 2014, there was approximately $1.9 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.6 years.

In May 2014, the Compensation Committee of the Company’s Board of Directors approved the new Performance Restricted Stock Unit Program (the “PRSU Program”), which is applicable to certain senior employees. The Compensation Committee granted 200,000 performance restricted stock units (“PRSUs”) to the Chief Executive Officer under the 2000 Plan. The Chief Executive Officer is the only participant for Fiscal 2015. For the first year of the program, the PRSU grant for the Chief Executive Officer is broken out into two performance measurement periods. The first performance measurement period began on April 1, 2014 and will end on March 31, 2016; the second performance measurement period has a three-year term that began on April 1, 2014 and will end on March 31, 2017. Any earned PRSU awards will vest 50% after the end of the applicable performance measurement period and 50% one year thereafter.

The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2015 was $1.56. The Company recorded expense of approximately $12,300 associated with its PRSUs during the first quarter of Fiscal 2015. As of June 30, 2014, there was approximately $0.2 million of total compensation cost related to unvested PRSUs that is expected to be recognized as expense over a weighted average period of 2.8 years. Such compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes.

During the first quarter of Fiscal 2015 and Fiscal 2014, the Company issued a total of 18,944 and 22,258 shares of stock, respectively, to non-employee directors who elected to take payment of all or any portion of their fees in stock in lieu of cash. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant and the weighted average grant date fair value for these shares during the first quarter of Fiscal 2015 and Fiscal 2014 was $1.55 and $1.28, respectively.

Stockholder Rights Plan

The Company has entered into a rights agreement (as amended, the “Rights Agreement”) with Computershare Inc. successor-in-interest to Mellon Investor Services LLC, as rights agent. In connection with the Rights Agreement, the Company’s board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company’s common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the Rights Agreement. Initially, the rights are attached to all common stock certificates representing shares then outstanding, and no separate rights certificates are distributed. Subject to certain exceptions specified in the Rights Agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company’s Board of Directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the Rights Agreement) that would result in a person or group beneficially owning 20% or more of the outstanding shares of the Company’s common stock. On July 1, 2014, the Company’s Board of Directors unanimously approved a third amendment to the Rights Agreement pursuant to a “sunset provision.” The Rights Agreement has been submitted for approval by the Company’s stockholders at the 2014 annual meeting of stockholders. The third amendment amends the Rights Agreement to provide that the rights will expire on the 30th day after the 2017 annual meeting of stockholders unless continuation of the Rights Agreement is approved by the stockholders at that meeting. The rights are intended to protect the Company’s stockholders in the event of an unfair or coercive offer to acquire the Company. Management believes the rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the Board of Directors. Also, management believes the rights should also not interfere with any merger or other business combination approved by the Board of Directors.

9.  Underwritten and Registered Direct Placement of Common Stock

Effective May 6, 2014, the Company completed an underwritten public offering in which it sold 18.8 million shares of the Company’s common stock at a price of $1.70 per share less underwriting discounts and commissions. The shares were allocated to a single institutional investor. The net proceeds to the Company from the sale of the Common Stock, after deducting fees and other offering expenses, were approximately $29.8 million.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the first quarter of Fiscal 2015 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$29,738	$29,738	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at June 30, 2014.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2014 and are categorized using the fair value hierarchy (in thousands):

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

	As of June 30, 2014		As of March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under credit facility	$11,952	$11,952	$13,228	$13,228

From time to time, the Company has sold common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

11.  Revolving Credit Facility

The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provide the Company with a line of credit of up to $15.0 million in the aggregate. The line of credit can be increased to an amount up to $20.0 million upon the request of the Company pursuant to the twelfth amendment described below (the “Credit Facility”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business pursuant to the amendment described below. As of June 30, 2014, the Company had not requested that the maximum line amount be increased to an aggregate of $20.0 million pursuant to the Agreements. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 30, 2014 and the other one will terminate on September 30, 2017.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $11.2 million as of June 30, 2014, and (c) limitations on the Company’s annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

Several times since entering into the Agreements the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

•               As of March 31, 2014, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company’s annual net income for Fiscal 2014. On April 25, 2014, the Company received from Wells Fargo a waiver of such noncompliance.

•               On June 9, 2014, the Company entered into an amendment to the Agreements to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate amount of $20.0 million from $15.0 million and extend the maturity date of one of the lines of credit through September 30, 2017. Additionally, this amendment made certain changes to decrease the required minimum cash balance relative to the outstanding line of credit advances and set the financial covenants for Fiscal 2015. The amendment also added a $0.5 million non-revolving capital expenditure line of credit.

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

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at each of June 30, 2014 and March 31, 2014 was 4.0%.

The Company incurred $0.1 million in origination fees in connection with a September 2011 amendment to the Agreements that increased borrowing capacity and extended the maturity date of the line of credit. These fees were capitalized and are being amortized to interest expense through September 2014. The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of June 30, 2014 and March 31, 2014, $12.0 million and $13.2 million in borrowings were outstanding, respectively, under the Credit Facility. As of June 30, 2014, approximately $1.6 million was available for additional borrowing. Interest expense related to the Credit Facility during the first quarter of Fiscal 2015 was $0.1 million, which includes $56,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the first quarter of Fiscal 2014 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Changes in accrued warranty reserve are as follows during the first quarter of Fiscal 2015 (in thousands):

Balance, beginning of the period	$2,965
Standard warranty provision	536
Changes for accrual related to reliability repair programs	87
Deductions for warranty claims	(695)
Balance, end of the period	$2,893

13.  Deferred Revenue

Changes in deferred revenue are as follows during the first quarter of Fiscal 2015 (in thousands):

FPP Balance, beginning of the period	$2,061
FPP Billings	1,681
FPP Revenue recognized	(2,007)
Balance attributed to FPP contracts	1,735
Deposits	369
Deferred revenue balance, end of the period	$2,104

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

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier that amended the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. The fixed rate royalty was reduced by 50% during the three months ended September 30, 2013 as a result of the contractual reduction. Carrier earned approximately $0.3 million and $0.8 million in royalties for C200 and C1000 Series system sales during the first quarter of Fiscal 2015 and Fiscal 2014, respectively. Earned royalties of approximately $0.3 million and $0.6 million were unpaid as of June 30, 2014 and March 31, 2014, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2014, the Company had firm commitments to purchase inventories of approximately $41.9 million through Fiscal 2017. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2018. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.1 million as of each of June 30, 2014 and March 31, 2014. Rent expense was approximately $0.6 million during the first quarter of each of Fiscal 2015 and Fiscal 2014, respectively.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. The contract is over a five-year period and will be completed by September 2015. The Company billed the DOE under the contract for this project a cumulative amount of $3.7 million through June 30, 2014.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2014 and March 31, 2014, no significant inventories were held at distributors.

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

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended June 30, 2014 which would make these instruments anti-dilutive. As of June 30, 2014 and 2013, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 16.1 million and 15.0 million, respectively. During the three months ended June 30, 2014, the Company did not have any warrants outstanding. During the three months ended June 30, 2013, the number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2014. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2014 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements contained herein after the filing of this Form 10-Q to conform such statements to actual results or changes in expectations except as may be required by law. All dollar amounts are approximate.

Overview

Capstone is the market leader in microturbines based on the number of microturbines sold. During the first quarter of each of Fiscal 2015 and Fiscal 2014 our net loss was $6.8 million and our net loss per share was $0.02. We continue to remain focused on improving our gross margin. Our gross margin was 15% for the first quarter of Fiscal 2015, which represents an increase of over 100 basis points from our gross margin of 14% for the first quarter of Fiscal 2014. Management believes that our ongoing efforts in manufacturing cost reduction and product robustness, along with lower royalty rates, were the primary reasons for our gross margin improvement during the first quarter of Fiscal 2015 compared to the first quarter of the prior year. The first quarter of Fiscal 2015 was characterized by lower revenue and excess finished goods as customer demand did not match the pre-planned production slots. During the first quarter of Fiscal 2015, revenue from the North American market decreased 19% ,but the European market continued to show signs of improvement with an increase in revenue of 84%, primarily from Russia and Germany, compared to the prior year.

Capstone products continue to gain interest in all five of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply and mobile products). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our C1000 Series microturbine continues to drive our near—term business success in the oil and gas and other natural resources market, which is our fastest growing market worldwide. We have also seen increased interest in critical power supply solution applications as customers want solutions that can handle both primary and backup power.  Capstone’s mobile products market, which utilizes microturbines for the marine and electric vehicle industries, is gaining interest as liquid natural gas becomes more readily available as a transportation fuel and emission regulations continue to be tightened on the diesel engine industry.

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely manages operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to Capstone’s success are continued revenue growth, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

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

Renewable Energy

Our microturbines can use renewable methane gases from landfills, wastewater treatment facilities and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Capstone’s microturbines can burn these renewable waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel for use at the site or in the surrounding area. Capstone’s microturbines have demonstrated effectiveness in these applications and outperform conventional combustion engines in a number of situations, including when the gas contains a high amount of sulfur.

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

Mobile Products—Hybrid Electric Vehicles

Our technology is also used in hybrid electric vehicle (“HEV”) applications. Our customers have applied our products in hybrid electric mobile applications, including transit buses and trucks. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability compared with traditional internal combustion engines.

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

Backlog

During the first quarter of Fiscal 2015, we booked total orders of $21.2 million for 157 units, or 19.9 megawatts, compared to $27.1 million for 155 units, or 26.1 megawatts, during the first quarter of Fiscal 2014. We shipped 125 units with an aggregate of 17.9 megawatts, generating microturbine product revenue of $17.6 million compared to 173 units with an aggregate of 18.9 megawatts, generating microturbine product revenue of $20.2 million during the first quarter of Fiscal 2014. Total backlog as of June 30, 2014 increased $19.4 million, or 12%, to $175.2 million from $155.8 million as of June 30, 2013. As of June 30, 2014, we had 852 units, or 190.2 megawatts, in total backlog compared to 798 units, or 170.0 megawatts, at the same date last year. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. Our product shipments during the first quarter of Fiscal 2015 were: 62% for use in natural resources applications, 32% for use in energy efficiency applications, 5% for use in renewable energy applications and 1% for use in other applications (including critical power supply and mobile products).

The following table summarizes our backlog:

	As of June 30,
	2014		2013
	Megawatts	Units	Megawatts	Units

C30	3.2	108	4.7	155
C65	35.0	538	28.8	443
TA100	1.9	19	2.3	23
C200	3.4	17	6.0	30
C600	9.0	15	9.0	15
C800	6.4	8	12.8	16
C1000	129.0	129	105.0	105
Waste heat recovery generator	2.3	18	1.4	11
Unit upgrades	—	—	—	—
Total Backlog	190.2	852	170.0	798

2.              Sales and Distribution Channels We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 91 distributors and Original Equipment Manufacturers (“OEMs”). In North America, we currently have 30 distributors and OEMs. Outside of North America, we currently have 61 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.              Service We provide service primarily through our global distribution network. Together with our global distribution network, we offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of the first quarter of Fiscal 2015 was $49.3 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2028.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies (except as noted below) are described in greater detail in our Annual Report on Form 10-K for Fiscal 2014 and continue to include the following areas:

•                  Impairment of long-lived assets, including intangible assets with finite lives;

•                  Inventory write-downs and classification of inventories;

•                  Estimates of warranty obligations;

•                  Accounts receivable allowances;

•                  Deferred tax assets and valuation allowance;

•                  Stock-based compensation expense;

•                  Loss contingencies; and

•                  Fair value of financial instruments.

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenue Revenue for the first quarter of Fiscal 2015 decreased $1.1million, or 5%, to $23.3 million from $24.4 million for the first quarter of Fiscal 2014. The change in revenue for the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 included increases in revenue of $3.5 million from the European market and $0.2 million from the South American market. The increase in the European market was primarily related to increased sales into the Russian natural resources vertical market and the German energy efficiency vertical market. This overall increase in revenue was offset by decreases in revenue of $2.8 million from the North American market, $1.4 million from the Australian market and $0.6 million from the Asian market. The decreases in the North American, Australian and Asian markets were primarily the result of a timing of customer demand for product compared to the same period last year.

Megawatts shipped during the first quarter of Fiscal 2015 decreased compared to the first quarter of Fiscal 2014 primarily because of overall lower sales volume for our microturbines. Average revenue per unit increased primarily as a result of a different mix of microturbines shipped during the first quarter of Fiscal 2015 compared to the same period last year. For the first quarter of Fiscal 2015, revenue from microturbine products decreased $2.6 million, or 13%, to $17.6 million from $20.2 million for the first quarter of Fiscal 2014. Microturbine megawatts shipped during the first quarter of Fiscal 2015 decreased 1.0 megawatts to 17.9 megawatts from 18.9 megawatts for the first quarter of Fiscal 2014. Microturbine units shipped during the first quarter of Fiscal 2015 decreased 48 units to 125 units from 173 units for the first quarter of Fiscal 2014. Average revenue per unit increased for the first quarter of Fiscal 2015 increased to approximately $141,000 compared to approximately $117,000 per unit for the first quarter of Fiscal 2014.

For the first quarter of Fiscal 2015, revenue from our accessories, parts and service increased $1.5 million, or 36%, to $5.7 million from $4.2 million for the first quarter of Fiscal 2014. The increase in revenue resulted primarily from higher sales of microturbine parts and service work.

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2014			2013
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.3	0.8	27	$2.3	1.5	49
C65	5.1	4.7	72	6.7	6.0	93
TA100	0.3	0.2	2	—	—	—
C200	2.6	2.4	12	4.9	4.4	22
C600	2.8	3.0	5	2.9	3.0	5
C800	0.8	0.8	1	—	—	—
C1000	4.7	6.0	6	3.4	4.0	4
Total from Microturbine Products	$17.6	17.9	125	$20.2	18.9	173
Accessories, Parts and Service	5.7	—	—	4.2	—	—
Total	$23.3	17.9	125	$24.4	18.9	173

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 25%, 13% and 11%, respectively, of revenue for the first quarter of Fiscal 2015. Sales to Horizon and E-Finity accounted for 23% and 20%, respectively, of revenue for the first quarter of Fiscal 2014.

Gross Margin Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $3.4 million, or 15% of revenue, for the first quarter of Fiscal 2015 compared to a gross margin of $3.3 million, or 14% of revenue, for the first quarter of Fiscal 2014. The increase in the gross margin during the first quarter of 2015 compared to the first quarter of 2014 was driven by multiple factors including lower expenses associated with warranty costs of $0.7 million and lower royalty expense due to Carrier of $0.4 million. The positive impact of these factors was partially offset by the adverse impact of customer and product mix of $0.7 million and the timing of overhead allocated to finished goods inventory of $0.3 million. Management continues to implement initiatives to improve gross margin by further managing warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.7 million reflects a decrease in the standard warranty provision as a result of lower sales volume of our C1000 Series systems and a decrease in reliability repair programs during the first quarter of Fiscal 2015 compared to the prior year. Management expects warranty claim levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense decreased $0.4 million during the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 as a result of lower sales of our C1000 Series systems. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% during the three months ended September 30, 2013 as a result of the contractual reduction.

Production and service center labor and overhead expense increased $0.3 million during the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 primarily as the result of timing of overhead allocated to finished goods inventory.

Research and Development (“R&D”) Expenses R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. We had R&D expenses of approximately $2.3 million for the first quarter of each of Fiscal 2015 and Fiscal 2014. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. During the first quarter of Fiscal 2015, cost sharing benefits decreased $0.1 million, while supplies increased $0.1 million. There were approximately $0.2 million of cost-sharing benefits during the first quarter Fiscal 2015 and $0.3 million of such benefits during the first quarter of Fiscal 2014. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses for the first quarter of Fiscal 2015 increased $0.2 million, or 3%, to $7.8 million from $7.6 million for the first quarter of Fiscal 2014. The net increase in SG&A expenses was comprised of an increase of $0.4 million in salaries and related expenses, offset by a decrease of $0.2 million in supplies expense. Management expects SG&A expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we focus on continuous improvement in customer service levels and advance key general and administrative initiatives.

Interest Expense Interest expense for the first quarter of Fiscal 2015 decreased $0.1 million, or 50% to $0.1 million from $0.2 million for the first quarter of Fiscal 2014. Interest expense is primarily from the average balances outstanding under the Credit Facility (as defined below). As of June 30, 2014, we had total debt of $12.0 million outstanding under the Credit Facility.

Income Taxes Income tax expense for the first quarter of Fiscal 2015 was $50,000. Income tax expense for the first quarter of Fiscal 2014 was $18,000. The increase in income tax expense was primarily related to local tax payments compared to the first quarter of Fiscal 2014.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for Fiscal 2015 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality, short-term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances increased $18.8 million during the first quarter of Fiscal 2015, compared to a decrease of $17.2 million during the first quarter of Fiscal 2014.

Operating Activities During the first quarter of Fiscal 2015, we used $9.1 million of cash in our operating activities, which consisted of a net loss for the period of $6.8 million and cash used for working capital of $4.5 million, offset by non-cash adjustments (primarily warranty provision, depreciation and amortization, stock-based compensation and inventory provision) of $2.2 million. During the first quarter of Fiscal 2014, operating cash usage was $15.9 million, which consisted of a net loss for the period of $6.8 million and cash used for working capital of $12.2 million, offset by non-cash adjustments of $3.1 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended June 30,
	2014	2013
Net loss	$(6,771)	$(6,798)
Non-cash operating activities (1)	2,225	3,089
Changes in operating assets and liabilities:
Accounts receivable	3,733	(5,761)
Inventories	(4,700)	(7,549)
Accounts payable and accrued expenses	(2,881)	1,610
Other changes in operating assets and liabilities	(685)	(506)
Net cash used in operating activities	$(9,079)	$(15,915)

(1)         Represents warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The decrease in cash used in operating activities during the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 was primarily related to cash provided from accounts receivable and inventories offset by an increase in cash used for accounts payable and accrued expenses. The change in accounts receivable was primarily the result of timing of cash receipts on lower revenue. The decrease in cash used in inventory was primarily because of an increase in inventory turns compared to the first quarter of Fiscal 2014. The increase in cash used for accounts payable and accrued expenses was primarily the result of management’s initiatives to reduce aged payables and the timing and level of inventory receipts compared to vendor payments.

Investing Activities Net cash used in investing activities of approximately $0.2 million and $0.3 million during the first quarter of each of Fiscal 2015 and Fiscal 2014, respectively, relates primarily to the acquisition of fixed assets.

Financing Activities During the first quarter of Fiscal 2015, we generated approximately $28.2 million in financing activities compared to cash used during the first quarter of Fiscal 2014 of approximately $1.0 million. The funds generated in financing activities during the first quarter of Fiscal 2015 were primarily from the proceeds related to our underwritten public offering described below. During the first quarter of Fiscal 2014, the funds used in financing activities were primarily the result of net repayments under the Credit Facility and repayment of notes payable and capital lease obligations.

Effective May 6, 2014, the Company completed an underwritten public offering in which it sold 18.8 million shares of the Company’s common stock at a price of $1.70 per share less underwriting discounts and commissions. The shares were allocated to a single institutional investor. The net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, was approximately $29.8 million.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the first quarter of each of Fiscal 2015 and 2014.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate. The line of credit can be increased to an amount up to $20.0 million upon the request of the Company pursuant to the twelfth amendment described below (the “Credit Facility”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business pursuant to the amendment described below. As of June 30, 2014 the Company had not requested that the maximum line amount be increased to an aggregate of $20.0 million pursuant to the Agreements. The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. One of the Agreements will terminate in accordance with its terms on September 30, 2014, and the other one will terminate on September 30, 2017. As of June 30, 2014 and March 31, 2014, $12.0 million and $13.2 million in borrowings were outstanding, respectively, under the Credit Facility.

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

Several times since entering into the Agreements we were not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

•                       As of March 31, 2014, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company’s annual net income for Fiscal 2014. On April 25, 2014, the Company received from Wells Fargo a waiver of such noncompliance.

•                       On June 9, 2014, the Company entered into an amendment to the Agreements to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate amount of $20.0 million from $15.0 million and extend the maturity date of one of the lines of credit through September 30, 2017. Additionally, this amendment made certain changes to decrease the required minimum cash balance relative to the outstanding line of credit advances and set the financial covenants for Fiscal 2015. The amendment also added a $0.5 million non-revolving capital expenditure line of credit.

If we had not obtained the waivers and amended the Agreements as described above, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo. As of June 30, 2014, we were in compliance with the covenants contained in the amended Agreements for Fiscal 2015.

Except for scheduled payments made on operating leases during the first quarter of Fiscal 2015, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2014.

Our working capital requirements during the first quarter of Fiscal 2015 were higher than planned primarily as a result of slower collection of accounts receivable, lower than anticipated inventory turns and an increase in cash used for accounts payable. Additionally, we have not been able to fully achieve our planned number of product shipments primarily as a result of timing of customer demand for product. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, we may need to raise additional capital in the future. We could seek to raise funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

Our accounts receivable balance, net of allowances, was $24.2 and $28.0 million as of June 30, 2014 and March 31, 2014, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of the first quarter of Fiscal 2015 was 95 days, compared with 89 days at the end of the first quarter of Fiscal 2014. The change in DSO was largely the result of lower sales during the period and slower collection of certain European accounts receivable balances. We recorded bad debt expense of approximately $0.1 million during the first quarter of Fiscal 2015 compared to approximately $25,000 during the first quarter of Fiscal 2014. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the potential impacts of the new standard on our existing stock-based compensation plans.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for Fiscal 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness identified in our internal control over financial reporting described below.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, although there were no material errors that resulted from control deficiencies, we identified a material weakness in our risk assessment process, specifically our internal controls related to the design of control activities involving FPP revenue, inventory and cost of goods sold as it relates to inventory.

We are taking steps to remediate this material weakness, including implementing new policies and procedures to enhance (a) the design of control activities with respect to the completeness and accuracy of our FPP revenue calculation, (b) the adequacy of documentation with respect to certain judgmental determinations used in the inventory reserve analysis and (c) the investigation of inventory discrepancies through subcontractor year-end verification.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of June 30, 2014. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the impact of the material weakness to the consolidated financial statements to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation for the quarter ended June 30, 2014. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation steps to address the material weakness in internal control over financial reporting described above.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
10.1	Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014 (d)
10.2	Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014 (e)
10.3	Underwriting Agreement dated May 1, 2014 by and between the Company and Cowen and Company, LLC, as representative of the several underwriters (f)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957)

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 7, 2014

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
10.1	Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014 (d)
10.2	Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014 (e)
10.3	Underwriting Agreement dated May 1, 2014 by and between the Company and Cowen and Company, LLC, as representative of the several underwriters (f)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957)

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957)