Form 10-Q
period 2014-09-30
CAPSTONE TURBINE Corp
filed 2014-11-06
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2014 was 330,215,890.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	September 30,	March 31,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$40,793	$27,859
Accounts receivable, net of allowances of $5,326 at September 30, 2014 and $2,246 at March 31, 2014	23,216	28,019
Inventories	19,125	18,102
Prepaid expenses and other current assets	3,102	2,217
Total current assets	86,236	76,197
Property, plant and equipment, net	3,327	2,891
Non-current portion of inventories	2,836	2,938
Intangible assets, net	1,545	1,790
Other assets	304	302
Total	$94,248	$84,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$21,225	$28,577
Accrued salaries and wages	1,910	1,883
Accrued warranty reserve	2,882	2,965
Deferred revenue	3,741	2,657
Revolving credit facility	12,196	13,228
Current portion of notes payable and capital lease obligations	173	444
Total current liabilities	42,127	49,754
Long-term portion of notes payable and capital lease obligations	167	201
Other long-term liabilities	48	70
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized; 331,471,768 shares issued and 330,215,890 shares outstanding at September 30, 2014; 311,520,567 shares issued and 310,377,293 shares outstanding at March 31, 2014	331	312
Additional paid-in capital	836,620	805,342
Accumulated deficit	(783,531)	(770,231)
Treasury stock, at cost; 1,255,878 shares at September 30, 2014 and 1,143,274 shares at March 31, 2014	(1,514)	(1,330)
Total stockholders’ equity	51,906	34,093
Total	$94,248	$84,118

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$32,248	$35,291	$55,508	$59,664
Cost of goods sold	27,005	30,399	46,849	51,449
Gross margin	5,243	4,892	8,659	8,215
Operating expenses:
Research and development	2,055	1,956	4,382	4,291
Selling, general and administrative	9,543	6,641	17,307	14,209
Total operating expenses	11,598	8,597	21,689	18,500
Loss from operations	(6,355)	(3,705)	(13,030)	(10,285)
Other (expense) income	(16)	(6)	81	(20)
Interest expense	(144)	(176)	(287)	(362)
Change in fair value of warrant liability	—	10	—	10
Loss before income taxes	(6,515)	(3,877)	(13,236)	(10,657)
Provision for income taxes	14	11	64	29
Net loss	$(6,529)	$(3,888)	$(13,300)	$(10,686)

Net loss per common share—basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average shares used to calculate net loss per common share	329,865	304,990	325,942	304,856

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(13,300)	$(10,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	880	1,261
Amortization of deferred financing costs	112	112
Accounts receivable allowances	3,057	119
Inventory provision	770	572
Provision for warranty expenses	1,510	2,394
Loss on disposal of equipment	4	—
Stock-based compensation	1,223	1,184
Change in fair value of warrant liability	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	1,746	(580)
Inventories	(1,691)	(2,617)
Prepaid expenses and other current assets	(1,009)	67
Accounts payable and accrued expenses	(7,456)	2,624
Accrued salaries and wages and long term liabilities	5	152
Accrued warranty reserve	(1,593)	(2,311)
Deferred revenue	1,084	(180)
Net cash used in operating activities	(14,658)	(7,899)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(954)	(582)
Net cash used in investing activities	(954)	(582)
Cash Flows from Financing Activities:
Net repayment of revolving credit facility	(1,032)	(1,680)
Repayment of notes payable and capital lease obligations	(312)	(278)
Net cash provided by (used in) employee stock-based transactions	118	(111)
Net proceeds from issuance of common stock	29,772	—
Net cash provided by (used in) financing activities	28,546	(2,069)
Net increase (decrease) in Cash and Cash Equivalents	12,934	(10,550)
Cash and Cash Equivalents, Beginning of Period	27,859	38,817
Cash and Cash Equivalents, End of Period	$40,793	$28,267
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$181	$262
Income taxes	$79	$80
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$118	$58

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s net loss from operations for the second quarter of Fiscal 2015 and 2014 was $6.4 million and $3.7 million, respectively. An increase in receivable allowance provided for a single customer caused the increase in the net loss from operations. Management believes that the net loss from operations will improve as the Company makes overall progress on its path to profitability. The Company’s cash and cash equivalents as of September 30, 2014 and March 31, 2014 were $40.8 million and $27.9 million, respectively. The Company’s working capital requirements during the second quarter of Fiscal 2015 were higher than planned primarily as a result of lower accounts payable and slower collection of accounts receivable. Additionally, the Company did not fully achieve its planned number of product shipments primarily as a result of timing of customer demand for product.

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

3.  Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is evaluating the potential impacts the new standard will have on its reporting process.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

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

4.  Customer Concentrations and Accounts Receivable

Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 20%, 18% and 12%, respectively, of revenue for the three months ended September 30, 2014. Sales to BPC and E-Finity accounted for 29% and 24%, respectively, of revenue for the three months ended September 30, 2013. For the six months ended September 30, 2014, Horizon, BPC and E-Finity accounted for 21%, 17% and 12% of revenue, respectively. For the six months ended September 30, 2013, E-Finity, BPC and Horizon accounted for 22%, 18% and 12% of revenue, respectively.

Additionally, BPC accounted for 36% of net accounts receivable as of September 30, 2014. BPC, Electro Mecanique Industries, one of the Company’s distributors in the Middle East and Africa, and E-Finity accounted for 26%, 18% and 16%, respectively, of net accounts receivable as of March 31, 2014.

The Company recorded bad debt expense of $3.0 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. The Company recorded bad debt expense of $3.1 million and $0.1 million for the six months ended September 30, 2014 and 2013, respectively.

5.  Inventories

Inventories are valued on a FIFO basis and lower of cost or market and consisted of the following as of September 30, 2014 and March 31, 2014 (in thousands):

	September 30, 2014	March 31, 2014

Raw materials	$20,322	$19,080
Work in process	—	5
Finished goods	1,639	1,955
Total	21,961	21,040
Less non-current portion	(2,836)	(2,938)
Current portion	$19,125	$18,102

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2014 is 1.8 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2014 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-Current Inventory Balance Expected to be Used

13 to 24 months	$2,010
25 to 36 months	637
37 to 48 months	189
Total	$2,836

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.3 million and $0.6 million for the three and six months ended September 30, 2014, respectively. The Company recorded depreciation expense of $0.5 million and $1.0 million for the three and six months ended September 30, 2013, respectively. Property, plant and equipment consisted of the following (in thousands):

	September 30, 2014	March 31, 2014

Machinery, rental equipment, equipment, automobiles and furniture	$20,805	$20,665
Leasehold improvements	9,759	9,731
Molds and tooling	3,999	5,138
	34,563	35,534
Less, accumulated depreciation	(31,236)	(32,643)
Total property, plant and equipment, net	$3,327	$2,891

7.  Intangible Assets

The Company recorded amortization expense of $0.1 million and $0.3 million for the three and six months ended September 30, 2014, respectively. The Company recorded amortization expense of $0.2 million and $0.3 million for the three and six months ended September 30, 2013, respectively. Intangible assets consisted of the following (in thousands):

	September 30, 2014
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,561	$139
Technology	10 years	2,240	1,045	1,195
Parts and service customer relationships	5 years	1,080	1,008	72
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,651	$1,545

	March 31, 2014
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,536	$164
Technology	10 years	2,240	933	1,307
Parts and service customer relationships	5 years	1,080	900	180
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,406	$1,790

Expected future amortization expense of intangible assets as of September 30, 2014 is as follows (in thousands):

Year Ending March 31,	Amortization Expense
2015 (remainder of fiscal year)	$267
2016	352
2017	273
2018	242
2019	224
Thereafter	187
Total expected future amortization	$1,545

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $19,000 and $22,100 were earned by Solar for the three months ended September 30, 2014 and 2013, respectively. Royalties of approximately $33,700 and $47,300 were earned by Solar for the six months ended September 30, 2014 and 2013, respectively. Earned royalties of approximately $19,000 and $20,700 were unpaid as of September 30, 2014 and March 31, 2014, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$31	$8	$52	$21
Research and development	83	63	160	416
Selling, general and administrative	423	379	1,011	747
Stock-based compensation expense	$537	$450	$1,223	$1,184

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (as amended, the “2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 27,980,000 shares.

As of September 30, 2014, the Company had outstanding 3,800,000 non-qualified common stock options issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during the first quarter of Fiscal 2015, 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Included in the 3,800,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 250,000 options granted to the Company’s Senior Vice

President of Program Management, 250,000 options granted to the Company’s Senior Vice President of Customer Service, 250,000 options granted to the Company’s Vice President of Operations and 200,000 options granted to the Company’s former Senior Vice President of Human Resources. Additionally, as of September 30, 2014, the Company had outstanding 109,375 restricted stock units issued outside of the 2000 Plan. The 109,375 units consisted of 62,500 units granted to the Company’s Vice President of Operations and 46,875 units granted to the Company’s Senior Vice President of Customer Service. These restricted stock units were issued during the first quarter of Fiscal 2015 and second quarter of Fiscal 2013 as an inducement grant to the Company’s Vice President of Operations and Senior Vice President of Customer Service, respectively. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years. Information relating to all outstanding stock options, except for rights associated with the Amended and Restated 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2014	12,851,688	$1.27
Granted	1,085,800	1.43
Exercised	(312,241)	0.95
Forfeited, cancelled or expired	(272,572)	1.83
Options outstanding at September 30, 2014	13,352,675	$1.28	5.2	$954,088

Options fully vested at September 30, 2014 and those expected to vest beyond September 30, 2014	13,140,614	$1.28	5.1	$944,287

Options exercisable at September 30, 2014	10,201,263	$1.31	4.1	$752,401

There were no stock options granted during the three months ended September 30, 2014. The weighted average per share grant date fair value of options granted during the three months ended September 30, 2013 was $1.10. The weighted average per share grant date fair value of options granted during the six months ended September 30, 2014 and 2013 was $0.94 and $0.93, respectively. The total intrinsic value of stock option exercises during each of the three and six months ended September 30, 2014, was approximately $0.1 million. During each of the three and six months ended September 30, 2014 the amount of cash received from the exercise of stock options was approximately $0.3 million. There were no options exercised during the three or six months ended September 30, 2013. The Company recorded expense of approximately $0.2 million and $0.3 million associated with its stock options during the three months ended September 30, 2014 and 2013, respectively. The Company recorded expense of approximately $0.6 million and $0.7 million associated with its stock options during the six months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $2.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.6 years.

The Company calculated the estimated fair value of each stock option granted during the three and six months ended September 30, 2014 and 2013 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rates	—	1.9%	1.8%	0.9%
Expected lives (in years)	—	5.7	5.7	5.7
Dividend yield	—	—%	—%	—%
Expected volatility	—	76.0%	77.0%	77.3%
Weighted average grant date fair value of options granted during the period	—	$1.10	$0.94	$0.93

The Company’s computation of expected volatility for the three and six months ended September 30, 2014 and 2013 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the three and six months ended September 30, 2014 and 2013 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

The following table outlines the restricted stock unit activity:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2014	2,061,224	$1.11

Granted	878,206	1.43
Vested and issued	(765,803)	1.13
Forfeited	(55,150)	1.27

Nonvested restricted stock units outstanding at September 30, 2014	2,118,477	$1.23
Restricted stock units expected to vest beyond September 30, 2014	1,922,918	$1.23

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The weighted average per share grant date fair value of restricted stock granted during the three months ended September 30, 2014 and 2013 was approximately $1.26 and $1.13, respectively. The weighted average per share grant date fair value of restricted stock granted during the six months ended September 30, 2014 and 2013 was approximately $1.43 and $1.06, respectively. The total fair value of restricted stock units vested and issued by the Company during the three months ended September 30, 2014 and 2013 was approximately $0.5 million and $0.4 million, respectively. The total fair value of restricted stock units vested and issued by the Company during the six months ended September 30, 2014 and 2013 was approximately $1.2 million and $0.7 million, respectively. The Company recorded expense of approximately $0.3 million and $0.2 million associated with its restricted stock awards and units during the three months ended September 30, 2014 and 2013, respectively. The Company recorded expense of approximately $0.6 million and $0.5 million associated with its restricted stock awards and units during the six months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $2.0 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.5 years.

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

There were no PRSUs granted during the three months ended September 30, 2014.The weighted average per share grant date fair value of PRSUs granted during the six months ended September 30, 2014 was $1.56. The Company recorded expense of approximately $24,800 associated with its PRSUs during the three months ended September 30, 2014. The Company recorded expense of approximately $37,100 associated with its PRSUs during the six months ended September 30, 2014. As of September 30, 2014, there was approximately $0.2 million of total compensation cost related to unvested PRSUs that is expected to be recognized as expense over a weighted average period of 2.5 years. Such compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes.

During the three months ended September 30, 2014 and 2013, the Company issued a total of 23,877 and 25,904 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. During the six months ended September 30, 2014 and 2013, the Company issued a total of 42,821 and 48,162 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The weighted average per share grant date fair value of shares of stock issued during the three months ended September 30, 2014 and 2013 was $1.23 and $1.10, respectively. The weighted average per share grant date fair value of shares of stock issued during the six months ended September 30, 2014 and 2013 was $1.37 and $1.18, respectively.

Stockholder Rights Plan

The Company has entered into a rights agreement (as amended, the “Rights Agreement”) with Computershare Inc., successor-in-interest to Mellon Investor Services LLC, as rights agent. In connection with the Rights Agreement, the Company’s board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company’s common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the Rights Agreement. Initially, the rights are attached to all common stock certificates representing shares then outstanding and no separate rights certificates are distributed. Subject to certain exceptions specified in the Rights Agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company’s Board of Directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the Rights Agreement) that would result in a person or group beneficially owning 20% or more of the outstanding shares of the Company’s common stock.

On July 1, 2014, the Company’s Board of Directors unanimously approved a third amendment to the Rights Agreement pursuant to a “sunset provision,” which was approved by the stockholders at the 2014 annual meeting. The third amendment amends the Rights Agreement to provide that the rights will expire on the 30th day after the 2017 annual meeting of stockholders unless continuation of the Rights Agreement is approved by the stockholders at that meeting. On August 5, 2014, the Company entered into a fourth amendment to the Rights Agreement. The fourth amendment amends the Rights Agreement to clarify that the term of the Rights Agreement may not be continued or extended unless and until such amendment has received the approval of the stockholders of the Company at an annual or special meeting of the stockholders held prior to the termination of the Rights Agreement without taking into account such amendment.

The Rights Agreement is intended to protect the Company’s stockholders in the event of an unfair or coercive offer to acquire the Company. Management believes the Rights Agreement, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the Board of Directors. Also, management believes the Rights Agreement should not interfere with any merger or other business combination approved by the Board of Directors.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$23,738	$23,738	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at September 30, 2014.

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

Basis for Valuation

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. As the Company’s obligations under the Credit Facility (as defined below) are based on adjustable market rates reflective of what would currently be available to the Company, the Company has determined that the carrying value approximates the fair value. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of September 30, 2014		As of March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under credit facility	$12,196	$12,196	$13,228	$13,228

The Company has issued common stock warrants at times in the past; however, no warrants are currently outstanding. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provide the Company with a line of credit of up to $15.0 million in the aggregate. The line of credit can be increased to an amount up to $20.0 million upon the request of the Company pursuant to the twelfth amendment described below (the “Credit Facility”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business pursuant to the amendment described below. As of September 30, 2014, the Company had not requested that the maximum line amount be increased to an aggregate of $20.0 million pursuant to the Agreements. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (a) a requirement not to exceed specified levels of losses, (b) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $11.1 million as of September 30, 2014, and (c) limitations on the Company’s annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

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

•               On June 9, 2014, the Company entered into an amendment to the Agreements with an option to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate amount of $20.0 million from $15.0 million and extend the maturity date of one of the lines of credit through September 30, 2017. Additionally, this amendment made certain changes to decrease the required minimum cash balance relative to the outstanding line of credit advances and set the financial covenants for Fiscal 2015. The amendment also added a $0.5 million non-revolving capital expenditure line of credit.

•               On September 16, 2014, the Company entered into a letter agreement (the “Letter Agreement”) with Wells Fargo.  The Letter Agreement extended the maturity date under the Company’s Credit and Security Agreement (Ex-Im Subfacility) from September 30, 2014 to September 1, 2017. The Letter Agreement also, among other things, changed the annual facility fee due to Wells Fargo under the Ex-Im Credit Agreement and revised the calculation of Capstone’s borrowing base under the Ex-Im Subfacility to increase the borrowing limit related to inventory.

•               As of September 30, 2014, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company’s annual net income for Fiscal 2015. On November 3, 2014, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for Fiscal 2015.

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

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at each of September 30, 2014 and March 31, 2014 was 4.0%.

The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of September 30, 2014 and March 31, 2014, $12.2 million and $13.2 million in borrowings were outstanding, respectively, under the Credit Facility. As of September 30, 2014, approximately $1.7 million was available for additional borrowing. Interest expense related to the Credit Facility during the three months ended

September 30, 2014 was $0.1 million, which includes $56,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended September 30, 2013 was $0.2 million, which includes $56,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the six months ended September 30, 2014 was $0.3 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the six months ended September 30, 2013 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs.

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

Changes in accrued warranty reserve during the six months ended September 30, 2014 are as follows (in thousands):

Balance, beginning of the period	$2,965
Standard warranty provision	1,426
Changes for accrual related to reliability repair programs	84
Deductions for warranty claims	(1,593)
Balance, end of the period	$2,882

13.  Deferred Revenue

Changes in deferred revenue are as follows during the six months ended September 30, 2014 (in thousands):

FPP Balance, beginning of the period	$2,061
FPP Billings	4,288
FPP Revenue recognized	(4,242)
Balance attributed to FPP contracts	2,107
Deposits	1,634
Deferred revenue balance, end of the period	$3,741

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

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier that amended the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. The fixed rate royalty was reduced by 50% during the three months ended September 30, 2013 as a result of the contractual reduction. Carrier earned $0.5 million and $0.9 million in royalties for C200 and C1000 Series system sales during the three months ended September 30, 2014 and 2013, respectively. Carrier earned $0.8 million and $1.6 million in royalties for C200 and C1000 system sales during the six months ended September 30, 2014 and 2013, respectively. Earned royalties of approximately $0.5 million and $0.6 million were unpaid as of September 30, 2014 and March 31, 2014, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2014, the Company had firm commitments to purchase inventories of approximately $45.3 million through Fiscal 2017. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $48,000 and $0.1 million, as of September 30, 2014 and March 31, 2014, respectively. Rent expense was approximately $0.6 million during each of the three months ended September 30, 2014 and 2013. Rent expense was approximately $1.2 million and $1.1 million during the six months ended September 30, 2014 and 2013, respectively.

On July 31, 2014, the Company and Northpark Industrial (“Northpark”) entered into a Third Amendment to Lease (the “Third Amendment”) to amend the Standard Industrial/Commercial Single-Tenant Lease - Net, dated December 1, 1999, as amended (the “Lease”), pursuant to which the Company leases the premises located at 21211 Nordhoff Street, Chatsworth, California for use as primary office space, engineering testing and manufacturing. The Third Amendment extended the term of the Lease for a period of two months commencing on August 1, 2014 and ending on September 30, 2014 and set the monthly base rent payable by the Company under the Lease at $81,001 per month.

On September 30, 2014, the Company and Northpark entered into a Fourth Amendment to Lease (the “Fourth Amendment”) to amend the Lease by extending the term of the Lease for a period of five years commencing on October 1, 2014 and ending on September 30, 2019. The Fourth Amendment also adjusts the monthly base rent payable by the Company under the Lease to the following: $39,500 per month from October 1, 2014 through November 30, 2014; $79,000 per month from December 1, 2014 through September 30, 2015; $81,225 per month from October 1, 2015 through September 30, 2016; $83,600 per month from October 1, 2016 through September 30, 2017; $86,000 per month from October 1, 2017 through September 30, 2018; and $88,500 per month from October 1, 2018 through September 30, 2019.  The Fourth Amendment also provides the Company with an option to extend the Lease by an additional five-year term following the expiration of the term of the Lease as amended by the Fourth Amendment and provides that Northpark will perform certain capital improvements to the leased premises’ HVAC system.

At September 30, 2014, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Year Ending March 31,	Operating Leases
2015	$1,936
2016	1,994
2017	1,832
2018	1,602
2019	1,047
Thereafter	531
Total minimum lease payments	$8,942

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $17.4 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $12.4 million in research and development expense. The contract is over a five-year period and will be completed by September 2015. The Company billed the DOE under the contract for this project a cumulative amount of $3.9 million through September 30, 2014.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2014 and March 31, 2014, no significant inventories were held at distributors.

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

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2014 which would make these instruments anti-dilutive. As of September 30, 2014 and 2013, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 15.5 million and 15.4 million, respectively. During the three months ended September 30, 2014, the Company did not have any warrants outstanding. During the three months ended September 30, 2013, the number of warrants excluded from diluted net loss per common share computations was approximately 22.0 million.

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

Overview

Capstone is the market leader in microturbines based on the number of microturbines sold. During the second quarter of Fiscal 2015 our net loss increased by 67% to $6.5 million and our net loss per share increased by 100% to $0.02 compared to the prior year. The increase in the net loss was primarily the result of accounts receivable allowance in the second quarter of Fiscal 2015 for a single customer. We continue to remain focused on improving our gross margin. Our gross margin was 16% for the second quarter of Fiscal 2015, which represents an increase of over 200 basis points from our gross margin of 14% for the second quarter of Fiscal 2014. Management believes that our ongoing efforts in manufacturing cost reduction and product robustness, along with lower royalty rates, were the primary reasons for our gross margin improvement during the second quarter of Fiscal 2015 compared to the second quarter of the prior year. The first half of Fiscal 2015 was characterized by lower revenue as shipments of our C200 and C1000 series microturbines were lower than the first half of Fiscal 2014.

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

Backlog

During the three months ended September 30, 2014, we booked total orders of $23.8 million for 198 units, or 25.1 megawatts, compared to $22.7 million for 141 units, or 21.3 megawatts, during the three months ended September 30, 2013. We shipped 166 units with an aggregate of 28.5 megawatts, generating microturbine product revenue of $26.7 million compared to 164 units with an aggregate of 30.1 megawatts, generating microturbine product revenue of $28.7 million during the three months ended September 30, 2013. Total backlog as of September 30, 2014 increased $22.5 million, or 15%, to $172.3 million from $149.8 million as of September 30, 2013. As of September 30, 2014, we had 884 units, or 186.8 megawatts, in total backlog compared to 775 units, or 161.1 megawatts, at the same date last year. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. Our product shipments during the three months ended September 30, 2014 were: 57% for use in natural resources applications, 39% for use in energy efficiency applications and 4% for use in renewable energy applications.

The following table summarizes our backlog:

	As of September 30,
	2014		2013
	Megawatts	Units	Megawatts	Units

C30	3.2	108	3.7	121
C65	38.1	586	30.2	465
TA100	1.9	19	2.0	20
C200	3.6	18	6.8	34
C600	7.2	12	8.4	14
C800	4.8	6	8.8	11
C1000	127.0	127	100.0	100
Waste heat recovery generator	1.0	8	1.2	10
Total Backlog	186.8	884	161.1	775

2.              Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 94 distributors and Original Equipment Manufacturers (“OEMs”). In North America, we currently have 30 distributors and OEMs. Outside of North America, we currently have 64 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.              Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of September 30, 2014 was $60.9 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2028.

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

•                  Stock-based compensation expense;

•                  Loss contingencies; and

•                  Fair value of financial instruments.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Revenue  Revenue for the three months ended September 30, 2014 decreased $3.1 million, or 9%, to $32.2 million from $35.3 million for the three months ended September 30, 2013. The change in revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 included decreases in revenue of $5.4 million from the European market, $0.4 million from the Asian market, $0.3 million from the South American market and $0.1 million from the Australian market. The decrease in the European market for the three months ended September 30, 2014 was primarily a result of the timing of customer demand for product. Additionally, orders were released during the three months ended September 30, 2013 that had been on hold during the prior quarter because of customer credit limits. The decreases in the Asian, South American and Australian markets were also primarily the result of a timing of customer demand for product during the three months ended September 30, 2014 compared to the same period last year. This overall decrease in revenue was offset by increases in revenue of $1.8 million from the African market and $1.3 million from the North American market. The increase in the African market was primarily the result of our focus on developing relationships with customers and distributors that have experience with the national oil companies and authorities in the African market compared to the same period last year. The increase in the North American market was primarily related to higher order volume of our C65 microturbine products in the region compared to the same period last year.

Megawatts shipped and average revenue per unit decreased primarily as a result of lower sales volume for our C200 and C1000 series microturbines during the three months ended September 30, 2014 compared to the same period last year. Revenue from microturbine products during the three months ended September 30, 2014 decreased $2.0 million, or 7%, to $26.7 million from $28.7 million for the three months ended September 30, 2013. Microturbine megawatts shipped during the three months ended September 30, 2014 decreased 1.6 megawatts to 28.5 megawatts from 30.1 megawatts for three months ended September 30, 2013. Average revenue per unit during the three months ended September 30, 2014 decreased to approximately $161,000 compared to approximately $175,000 per unit for the three months ended September 30, 2013. Microturbine units shipped during the three months ended September 30, 2014 increased 2 units to 166 units from 164 units for the three months ended September 30, 2013.

For the three months ended September 30, 2014, revenue from our accessories, parts and service decreased $1.1 million, or 17%, to $5.5 million from $6.6 million for the three months ended September 30, 2013. The decrease in revenue resulted primarily from lower sales of microturbine parts, partially offset by higher FPP contract enrollment.

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2014			2013
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.4	0.2	7	$2.1	1.4	47
C65	9.9	8.9	136	5.8	4.9	76
TA100	—	—	—	0.3	0.3	3
C200	0.6	0.6	3	3.1	2.8	14
C600	1.8	1.8	3	1.1	1.2	2
C800	—	—	—	5.6	6.4	8
C1000	14.0	17.0	17	10.5	13.0	13
Waste heat recovery generator	—	—	—	0.2	0.1	1
Total from Microturbine Products	$26.7	28.5	166	$28.7	30.1	164
Accessories, Parts and Service	5.5	—	—	6.6	—	—
Total	$32.2	28.5	166	$35.3	30.1	164

Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 20%, 18% and 12%, respectively, of revenue for the three months ended September 30, 2014. Sales to BPC and E-Finity accounted for 29% and 24%, respectively, of revenue for the three months ended September 30, 2013.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $5.2 million, or 16% of revenue, for the three months ended September 30, 2014 compared to a gross margin of $4.9 million, or 14% of revenue, for the three months ended September 30, 2013. The increase in the gross margin during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was driven by multiple factors including lower royalty expense of $0.4 million, lower expenses associated with warranty costs of $0.2 million and the timing of overhead allocated to finished goods inventory of $0.1 million. The positive impact of these factors was partially offset by the adverse impact of customer and product mix of $0.4 million. Management continues to implement initiatives to improve gross margin by further managing warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.2 million primarily reflects a decrease in reliability repair programs during the three months ended September 30, 2014 compared to the prior year. Management expects warranty claim levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense decreased $0.4 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of a reduction in the predetermined fixed rate royalty. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% during the three months ended September 30, 2013 as a result of the contractual reduction.

Production and service center labor and overhead expense increased $0.1 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as the result of timing of overhead allocated to finished goods inventory.

Research and Development (“R&D”) Expenses  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the three months ended September 30, 2014 increased $0.1 million, or 5%, to $2.1 million from $2.0 million for the three months ended September 30, 2013. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. During the three months ended September 30, 2014 cost sharing benefits decreased $0.3 million offset by a decrease in supply and equipment rental expense of $0.2 million. There were approximately $0.2 million of cost sharing benefits for the three months ended September 30, 2014 and $0.5 million of such benefits for the three months ended September 30, 2013. Cost-sharing benefits vary from period to period depending on the phase of the cost sharing programs. Management expects R&D expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended September 30, 2014 increased $2.9 million, or 44%, to $9.5 million from $6.6 million for the three months ended September 30, 2013. The net increase in SG&A expenses was comprised of an increase of $2.9 million in bad debt expense and $0.3 million in professional services expense, which includes legal and accounting expenses, offset by a decrease of $0.3 million in salaries expense. The increase in the bad debt expense was primarily the result of an accounts receivable allowance recorded for a single customer during the three months ended September 30, 2014. Management expects SG&A expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we focus on continuous improvement in customer service levels and advance key general and administrative initiatives.

Interest Expense  Interest expense decreased $0.1 million, or 50%, to $0.1 million for the three months ended September 30, 2014 from $0.2 million for the three months ended September 30, 2013. Interest expense is primarily incurred from the average balances outstanding under the Credit Facility (as defined below). As of September 30, 2014, we had total debt of $12.2 million outstanding under the Credit Facility.

Income Taxes  Income tax expense increased $3,000, or 27%, to $14,000 for the three months ended September 30, 2014 from $11,000 for the three months ended September 30, 2013. The increase in income tax expense was primarily related to microturbine service activity in Mexico.

Six Months Ended September 30, 2014 and 2013

Revenue  Revenue for the six months ended September 30, 2014 decreased $4.2 million, or 7%, to $55.5 million from $59.7 million for the six months ended September 30, 2013. The change in revenue for the six months ended September 30, 2014 compared to the six months ended September 30, 2013 included decreases in revenue of $1.9 million from the European market, $1.5 million from the Australian market, $1.4 million from the North American market and $1.1 million from the Asian market. The decreases in the European, North American, Asian and Australian markets were primarily the result of timing of customer demand for product during the six months ended September 30, 2014 compared to the same period last year. This overall decrease in revenue was offset by an increase in revenue of $1.7 million from the African market. The increase in the African market was primarily the result of our focus on developing relationships with customers and distributors that have experience with the national oil companies and authorities in the African market compared to the same period last year.

Megawatts and units shipped during the six months ended September 30, 2014 decreased primarily as a result of lower sales volume for our C200 and C1000 series microturbines. Revenue from microturbine products during the six months ended September 30, 2014 decreased $4.6 million, or 9%, to $44.3 million from $48.9 million for the six months ended September 30, 2013. Microturbine megawatts shipped during the six months ended September 30, 2014 decreased 2.6 megawatts to 46.4 megawatts from 49.0 megawatts for the six months ended September 30, 2013. Microturbine units shipped during the six months ended September 30, 2014 decreased 46 units to 291 units from 337 units for the six months ended September 30, 2013. Average revenue per unit increased for the six months ended September 30, 2014 to approximately $152,000 compared to approximately $145,000 per unit for the six months ended September 30, 2013.

For the six months ended September 30, 2014, revenue from our accessories, parts and service increased $0.4 million, or 4%, to $11.2 million from $10.8 million for the six months ended September 30, 2013. The increase in revenue resulted primarily from higher FPP contract enrollment, partially offset by lower sales of microturbine parts.

The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2014			2013
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.7	1.0	34	$4.3	2.9	96
C65	15.0	13.6	208	12.5	10.9	169
TA100	0.3	0.2	2	0.3	0.3	3
C200	3.1	3.0	15	8.0	7.2	36
C600	4.6	4.8	8	4.0	4.2	7
C800	0.8	0.8	1	5.6	6.4	8
C1000	18.8	23.0	23	14.0	17.0	17
Waste heat recovery generator	—	—	—	0.2	0.1	1
Total from Microturbine Products	$44.3	46.4	291	$48.9	49.0	337
Accessories, Parts and Service	11.2	—	—	10.8	—	—
Total	$55.5	46.4	291	$59.7	49.0	337

Horizon, BPC and E-Finity accounted for 21%, 17% and 12% of revenue, respectively, for the six months ended September 30, 2014. For the six months ended September 30, 2013, E-Finity, BPC and Horizon accounted for 22%, 18% and 12% of revenue, respectively.

Gross Margin  The gross margin was $8.7 million, or 16% of revenue, for the six months ended September 30, 2014 compared to a gross margin of $8.2 million, or 14% of revenue, for the six months ended September 30, 2013. The increase in the gross margin during the six months ended September 30, 2014 compared to the six months ended September 30, 2013 was driven by multiple factors including lower expenses associated with warranty costs of $0.9 million and lower royalty expense of $0.8 million. The positive impact of these factors was partially offset by the adverse impact of customer and product mix of $1.0 million and inventory provision of $0.2 million. Management continues to implement initiatives to improve gross margin by further managing warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.9 million reflects a decrease in reliability repair programs during the six months ended September 30, 2014 compared to the prior year. Management expects warranty claim levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense decreased $0.8 million during the six months ended September 30, 2014 compared to the six months ended September 30, 2013 as a result of a reduction in the predetermined fixed rate royalty. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% during the three months ended September 30, 2013 as a result of the contractual reduction.

Inventory provision increased $0.2 million during the six months ended September 30, 2014 compared to the six months ended September 30, 2013 primarily as the result of an increase in reserve for excess and obsolete inventory.

Research and Development Expenses - R&D expenses for the six months ended September 30, 2014 increased $0.1 million, or 2%, to $4.4 million from $4.3 million for the six months ended September 30, 2013. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. During the six months ended September 30, 2014 cost sharing benefits decreased $0.3 million offset by a decrease in salaries expense of $0.1 million and facilities expense of $0.1 million. There were approximately $0.4 million of cost-sharing benefits for the six months ended September 30, 2014 and $0.7 million of such benefits for the six months ended September 30, 2013. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative Expenses - SG&A expenses for the six months ended September 30, 2014 increased $3.1 million, or 22%, to $17.3 million from $14.2 million for the six months ended September 30, 2013. The net increase in SG&A expenses was comprised of increases of $3.0 million in bad debt expense and $0.2 million in professional services expense, which includes legal expense, offset by a decrease of $0.1 million in supplies expense. The increase in the bad debt expense was primarily the result of an accounts receivable allowance recorded for a single customer during the six months ended September 30, 2014. Management expects SG&A expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we focus on continuous improvement in customer service levels and advance key general and administrative initiatives.

Interest Expense - Interest expense decreased $0.1 million, or 25%, to $0.3 million for the six months ended September 30, 2014 from $0.4 million for the six months ended September 30, 2013. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of September 30, 2014, we had total debt of $12.2 million outstanding under the Credit Facility.

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

Income Taxes - Income tax expense for the six months ended September 30, 2014 was $0.1 million. Income tax expense for the six months ended September 30, 2013 was $30,000. The increase in income tax expense was primarily related to state income tax payments.

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

Our cash and cash equivalent balances increased $12.9 million during the six months ended September 30, 2014, compared to a decrease of $10.6 million during the six months ended September 30, 2013. The overall improvement in cash used during the six months ended September 30, 2014 compared to the six months ended September 30, 2013 was primarily the result of $28.5 million of cash provided by financing activities during the six months ended September 30, 2014.

Operating Activities  During the six months ended September 30, 2014, we used $14.6 million in cash in our operating activities, which consisted of a net loss for the period of $13.3 million and cash used for working capital of $8.9 million, offset by non-cash adjustments (primarily warranty provision, depreciation and amortization, stock—based compensation and inventory provision) of $7.6 million. During the six months ended September 30, 2013, operating cash usage was $7.9 million, which consisted of a net loss for the period of $10.7 million and cash used for working capital of $2.8 million, offset by non-cash adjustments of $5.6 million

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Six Months Ended September 30,
	2014	2013
Net loss	$(13,300)	$(10,686)
Non-cash operating activities (1)	7,556	5,632
Changes in operating assets and liabilities:
Accounts receivable	1,746	(580)
Inventories	(1,691)	(2,617)
Accounts payable and accrued expenses	(7,456)	2,624
Other changes in operating assets and liabilities	(1,513)	(2,272)
Net cash used in operating activities	$(14,658)	$(7,899)

(1)         Represents warranty provision, depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability, inventory provision and accounts receivable allowances.

The increase in cash used in operating activities during the six months ended September 30, 2014 compared to the six months ended September 30, 2013 was primarily related to lower accounts payable and accrued expenses offset by cash provided from accounts receivable and change in inventories. The decrease in accounts payable and accrued expenses was primarily the result of management’s initiatives to reduce aged payables and the timing and level of inventory receipts compared to vendor payments. The change in accounts receivable was primarily the result of timing of cash receipts on lower revenue. The change in inventory was primarily because of a management initiative to reduce inventory.

Investing Activities  Net cash used in investing activities of $1.0 million and $0.6 million during the six months ended September 30, 2014 and 2013, respectively, relates to the acquisition of fixed assets.

Financing Activities  During the six months ended September 30, 2014, we generated approximately $28.5 million in financing activities compared to cash used during the six months ended September 30, 2013 of approximately $2.1 million. The funds generated in financing activities during the six months ended September 30, 2014 were primarily from the proceeds related to our underwritten public offering described below. During the six months ended September 30, 2013, the funds used in financing activities were primarily the result of net repayments under the Credit Facility and repayment of notes payable and capital lease obligations.

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

During the six months ended September 30, 2014, the amount of cash received from the exercise of stock options was approximately $0.3 million. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.2 million of net cash used during the six months ended September 30, 2014, compared to $0.1 million of net cash used during the six months ended September 30, 2013.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate. The line of credit can be increased to an amount up to $20.0 million upon the request of the Company pursuant to the twelfth amendment described below (the “Credit Facility”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business pursuant to the amendment described below. As of September 30, 2014 the Company had not requested that the maximum line amount be increased to an aggregate of $20.0 million pursuant to the Agreements. The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. One of the Agreements will terminate in accordance with its terms on September 1, 2017, and the other one will terminate on September 30, 2017. As of September 30, 2014 and March 31, 2014, $12.2 million and $13.2 million in borrowings were outstanding, respectively, under the Credit Facility.

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

•               On June 9, 2014, the Company entered into an amendment to the Agreements with an option to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate amount of $20.0 million from $15.0 million and extend the maturity date of one of the lines of credit through September 30, 2017. Additionally, this amendment made certain changes to decrease the required minimum cash balance relative to the outstanding line of credit advances and set the financial covenants for Fiscal 2015. The amendment also added a $0.5 million non-revolving capital expenditure line of credit.

•               On September 16, 2014, the Company entered into a letter agreement (the “Letter Agreement”) with Wells Fargo.  The Letter Agreement extended the maturity date under the Company’s Credit and Security Agreement (Ex-Im Subfacility) from September 30, 2014 to September 1, 2017. The Letter Agreement also, among other things, changed the annual facility fee due to Wells Fargo under the Ex-Im Credit Agreement and revised the calculation of Capstone’s borrowing base under the Ex-Im Subfacility to increase the borrowing limit related to inventory.

•               As of September 30, 2014, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company’s annual net income for Fiscal 2015. On November 3, 2014, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for Fiscal 2015.

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

Our working capital requirements during the six months ended September 30, 2014 were higher than planned primarily as a result of slower collection of accounts receivable, lower than anticipated inventory turns and lower accounts payable. Additionally, we have not been able to fully achieve our planned number of product shipments primarily as a result of timing of customer demand for product. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, we may need to raise additional capital in the future. We could seek to raise funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

Our accounts receivable balance, net of allowances, was $23.2 and $28.0 million as of September 30, 2014 and March 31, 2014, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of the second quarter of Fiscal 2015 was 65 days, compared with 48 days at the end of the second quarter of Fiscal 2014. The change in DSO was largely the result of lower sales during the period and slower collection of certain European accounts receivable balances. We recorded bad debt expense of approximately $3.1 million during the six months ended September 30, 2014 compared to approximately $0.1 million during six months ended September 30, 2013. The increase in bad debt expense during the six months ended September 30, 2014 was primarily related to a distributor not making its scheduled payment against its outstanding accounts receivable balance. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

Contractual Obligations and Commercial Commitments

As of September 30, 2014, the Company had firm commitments to purchase inventories of approximately $45.3 million through Fiscal 2017. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

On July 31, 2014, the Company and Northpark Industrial (“Northpark”) entered into a Third Amendment to Lease (the “Third Amendment”) to amend the Standard Industrial/Commercial Single-Tenant Lease - Net, dated December 1, 1999, as amended (the “Lease”), pursuant to which the Company leases the premises located at 21211 Nordhoff Street, Chatsworth, California for use as primary office space, engineering testing and manufacturing. The Third Amendment extended the term of the Lease for a period of two months commencing on August 1, 2014 and ending on September 30, 2014 and set the monthly base rent payable by the Company under the Lease at $81,001 per month.

On September 30, 2014, the Company and Northpark entered into a Fourth Amendment to Lease (the “Fourth Amendment”) to amend the Lease by extending the term of the Lease for a period of five years commencing on October 1, 2014 and ending on September 30, 2019. The Fourth Amendment also adjusts the monthly base rent payable by the Company under the Lease to the following: $39,500 per month from October 1, 2014 through November 30, 2014; $79,000 per month from December 1, 2014 through September 30, 2015; $81,225 per month from October 1, 2015 through September 30, 2016; $83,600 per month from October 1, 2016 through September 30, 2017; $86,000 per month from October 1, 2017 through September 30, 2018; and $88,500 per month from October 1, 2018 through September 30, 2019.  The Fourth Amendment also provides the Company with an option to extend the Lease by an additional five-year term following the expiration of the term of the Lease as amended by the Fourth Amendment and provides that Northpark will perform certain capital improvements to the leased premises’ HVAC system.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impacts the new standard will have on our reporting process.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the potential impacts of the new standard on our existing stock-based compensation plans.

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

We have remediated two of the measures related to the material weakness by enhancing the procedures related to (a) the design of control activities with respect to the completeness and accuracy of our FPP revenue calculation and (b) the adequacy of documentation with respect to certain judgmental determinations used in the inventory reserve analysis. We continue to take steps to remediate the measure related to (c) the investigation of inventory discrepancies through subcontractor year-end verification. Controls with respect to measure (c) have been put into place and will be performed at year end.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. However, the testing of the design and operating effectiveness of measures (a) and (b) above have not been completed as of September 30, 2014. We plan to test the design and operating effectiveness of measures (a) and (b) above during the three month period ended December 31, 2014 and measure (c) above after it has been remediated once the year-end verification processes has been completed. As such, the identified material weakness has not been fully remediated as of September 30, 2014.

We assessed the impact of the material weakness to the consolidated financial statements to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation for the quarter ended September 30, 2014. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2014 except for an update to an existing risk factor as set forth below:

The current geopolitical instability in Russia and Ukraine and related sanctions by the U.S. government against and regulations applicable to certain companies and individuals may hinder our ability to conduct business with potential or existing customers and vendors in these countries.

We derived approximately 18% and 19% of our revenue from Russia during the six months ended September 30, 2014 and 2013, respectively. The continuation or escalation of the current geopolitical instability in Russia and Ukraine could negatively impact our operations, sales, and future growth prospects in that region. Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting certain oil and gas production related business activities with specified Russian and Ukrainian individuals and companies and requiring export licenses for certain of such activities. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia, the sanctions imposed by the U.S. government could be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine or elsewhere, our business, including revenue, profitability and cash flows, could be materially adversely affected. In addition, we are currently evaluating the impact of the executive orders on our relationships with vendors. If we are unable to conduct business with certain vendors, our operations in Russia and Ukraine could be materially adversely affected.

Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.

As we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and economic or political instability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
4.1	Amendment No. 3 to Rights Agreement, dated July 1, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC (d)
4.2	Amendment No. 4 to Rights Agreement, dated August 5, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC (e)
10.1	Third Amendment to Lease, dated July 31, 2014, between Capstone Turbine Corporation and Northpark Industrial (e)
10.2	Letter Agreement, dated September 16, 2014, by and between Capstone Turbine Corporation and Wells Fargo Bank, National Association (f)
10.3	Fourth Amendment to Lease, dated September 30, 2014, between Capstone Turbine Corporation and Northpark Industrial (g)
10.4	Thirteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 2, 2014 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 5, 2014 (File No. 001-15957)

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 19, 2014 (File No. 001-15957)

(g)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 30, 2014 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ EDWARD I. REICH
Edward I. Reich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 6, 2014

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
4.1	Amendment No. 3 to Rights Agreement, dated July 1, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC (d)
4.2	Amendment No. 4 to Rights Agreement, dated August 5, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC (e)
10.1	Third Amendment to Lease, dated July 31, 2014, between Capstone Turbine Corporation and Northpark Industrial (e)
10.2	Letter Agreement, dated September 16, 2014, by and between Capstone Turbine Corporation and Wells Fargo Bank, National Association (f)
10.3	Fourth Amendment to Lease, dated September 30, 2014, between Capstone Turbine Corporation and Northpark Industrial (g)
10.4	Thirteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 2, 2014 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 5, 2014 (File No. 001-15957)

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 19, 2014 (File No. 001-15957)

(g)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 30, 2014 (File No. 001-15957)