Form 10-Q
period 2014-12-31
CAPSTONE TURBINE Corp
filed 2015-02-05
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of January 30, 2015 was 330,308,204.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$40,890	$27,859
Accounts receivable, net of allowances of $5,311 at December 31, 2014 and $2,246 at March 31, 2014	21,580	28,019
Inventories	24,896	18,102
Prepaid expenses and other current assets	3,207	2,217
Total current assets	90,573	76,197
Property, plant and equipment, net	3,162	2,891
Non-current portion of inventories	2,546	2,938
Intangible assets, net	1,423	1,790
Other assets	318	302
Total	$98,022	$84,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$23,452	$28,577
Accrued salaries and wages	1,443	1,883
Accrued warranty reserve	2,797	2,965
Deferred revenue	6,596	2,657
Revolving credit facility	14,345	13,228
Current portion of notes payable and capital lease obligations	559	444
Total current liabilities	49,192	49,754
Long-term portion of notes payable and capital lease obligations	125	201
Other long-term liabilities	144	70
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized; 331,564,082 shares issued and 330,308,204 shares outstanding at December 31, 2014; 311,520,567 shares issued and 310,377,293 shares outstanding at March 31, 2014	332	312
Additional paid-in capital	837,209	805,342
Accumulated deficit	(787,466)	(770,231)
Treasury stock, at cost; 1,255,878 shares at December 31, 2014 and 1,143,274 shares at March 31, 2014	(1,514)	(1,330)
Total stockholders’ equity	48,561	34,093
Total	$98,022	$84,118

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue	$30,084	$37,003	$85,592	$96,667
Cost of goods sold	23,978	29,668	70,827	81,117
Gross margin	6,106	7,335	14,765	15,550
Operating expenses:
Research and development	2,355	2,267	6,737	6,558
Selling, general and administrative	7,508	6,991	24,815	21,200
Total operating expenses	9,863	9,258	31,552	27,758
Loss from operations	(3,757)	(1,923)	(16,787)	(12,208)
Other (expense) income	(31)	(2)	50	(22)
Interest expense	(134)	(176)	(421)	(538)
Change in fair value of warrant liability	—	—	—	10
Loss before income taxes	(3,922)	(2,101)	(17,158)	(12,758)
Provision for income taxes	13	88	77	117
Net loss	$(3,935)	$(2,189)	$(17,235)	$(12,875)

Net loss per common share—basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Weighted average shares used to calculate net loss per common share	330,248	308,407	327,315	306,044

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(17,235)	$(12,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,321	1,806
Amortization of deferred financing costs	158	167
Accounts receivable allowances	3,101	193
Inventory provision	1,119	826
Provision for warranty expenses	2,210	3,377
Loss on disposal of equipment	4	—
Stock-based compensation	1,795	1,664
Change in fair value of warrant liability	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	3,338	(4,298)
Inventories	(7,521)	(4,142)
Prepaid expenses and other current assets	(1,180)	371
Accounts payable and accrued expenses	(4,732)	4,854
Accrued salaries and wages and long term liabilities	(366)	(239)
Accrued warranty reserve	(2,378)	(2,911)
Deferred revenue	3,939	(444)
Net cash used in operating activities	(16,427)	(11,661)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(1,162)	(783)
Net cash used in investing activities	(1,162)	(783)
Cash Flows from Financing Activities:
Net proceeds from (repayments of) revolving credit facility	1,117	(272)
Repayment of notes payable and capital lease obligations	(405)	(393)
Net cash provided by (used in) employee stock-based transactions	136	(91)
Net proceeds from exercise of common stock warrants	—	5,954
Net proceeds from issuance of common stock	29,772	—
Net cash provided by financing activities	30,620	5,198
Net increase (decrease) in Cash and Cash Equivalents	13,031	(7,246)
Cash and Cash Equivalents, Beginning of Period	27,859	38,817
Cash and Cash Equivalents, End of Period	$40,890	$31,571
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$263	$380
Income taxes	$86	$72
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$58	$10
Renewal of insurance contracts which was financed by notes payable	$447	$491
Acquisition of property and equipment in consideration for the issuance of a note payable	$418	$158

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s net loss from operations for the third quarter of Fiscal 2015 and 2014 was $3.8 million and $1.9 million, respectively. The lower than expected revenue during the third quarter of Fiscal 2015 caused the increase in the net loss from operations, but management believes that the net loss from operations will improve as the Company makes overall progress on its path to profitability. The Company’s cash and cash equivalents as of December 31, 2014 and March 31, 2014 were $40.9 million and $27.9 million, respectively. The Company’s working capital requirements during the third quarter of Fiscal 2015 were higher than planned primarily as a result of lower than anticipated collection of accounts receivable and inventory turns. Additionally, the Company did not fully achieve its planned number of product shipments primarily as a result of timing of customer demand for product.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

4.  Customer Concentrations and Accounts Receivable

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, and Optimal Group, one of the Company’s Australian distributors, accounted for 17%, 12% and 11%, respectively, of revenue for the three months ended December 31, 2014. Sales to E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, Horizon and Regatta Solutions, Inc., one of the Company’s domestic distributors, accounted for 18%, 16% and 11%, respectively, of revenue for the three months ended December 31, 2013. For the nine months ended December 31, 2014, Horizon, BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity accounted for 20%, 15% and 10% of revenue, respectively. For the nine months ended December 31, 2013, E-Finity, BPC and Horizon accounted for 21%, 14% and 13% of revenue, respectively.

Additionally, BPC and DTC accounted for 38% and 15% of net accounts receivable as of December 31, 2014. BPC, Electro Mecanique Industries, one of the Company’s distributors in the Middle East and Africa, and E-Finity accounted for 26%, 18% and 16%, respectively, of net accounts receivable as of March 31, 2014.

The Company recorded bad debt expense of $43,000 and $0.1 million for the three months ended December 31, 2014 and 2013, respectively. The Company recorded bad debt expense of $3.1 million and $0.2 million for the nine months ended December 31, 2014 and 2013, respectively.

5.  Inventories

Inventories are valued on a FIFO basis and lower of cost or market and consisted of the following as of December 31, 2014 and March 31, 2014 (in thousands):

	December 31, 2014	March 31, 2014

Raw materials	$22,423	$19,080
Work in process	—	5
Finished goods	5,019	1,955
Total	27,442	21,040
Less non-current portion	(2,546)	(2,938)
Current portion	$24,896	$18,102

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2014 is 1.9 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2014 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-Current Inventory Balance Expected to be Used

13 to 24 months	$1,765
25 to 36 months	615
37 to 48 months	166
Total	$2,546

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.3 million and $0.9 million for the three and nine months ended December 31, 2014, respectively. The Company recorded depreciation expense of $0.4 million and $1.4 million for the three and nine months ended December 31, 2013, respectively. Property, plant and equipment consisted of the following (in thousands):

	December 31, 2014	March 31, 2014

Machinery, rental equipment, equipment, automobiles and furniture	$20,942	$20,665
Leasehold improvements	9,760	9,731
Molds and tooling	3,999	5,138
	34,701	35,534
Less, accumulated depreciation	(31,539)	(32,643)
Total property, plant and equipment, net	$3,162	$2,891

7.  Intangible Assets

The Company recorded amortization expense of $0.1 million and $0.4 million for each of the three and nine months ended December 31, 2014 and 2013, respectively. Intangible assets consisted of the following (in thousands):

	December 31, 2014
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,573	$127
Technology	10 years	2,240	1,101	1,139
Parts and service customer relationships	5 years	1,080	1,062	18
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,773	$1,423

	March 31, 2014
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,536	$164
Technology	10 years	2,240	933	1,307
Parts and service customer relationships	5 years	1,080	900	180
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,406	$1,790

Expected future amortization expense of intangible assets as of December 31, 2014 is as follows (in thousands):

Year Ending March 31,	Amortization Expense
2015 (remainder of fiscal year)	$145
2016	352
2017	273
2018	242
2019	224
Thereafter	187
Total expected future amortization	$1,423

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $18,100 and $15,000 were earned by Solar for the three months ended December 31, 2014 and 2013, respectively. Royalties of approximately $51,800 and $62,300 were earned by Solar for the nine months ended December 31, 2014 and 2013, respectively. Earned royalties of approximately $18,100 and $20,700 were unpaid as of December 31, 2014 and March 31, 2014, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cost of goods sold	$33	$13	$85	$34
Research and development	84	73	244	490
Selling, general and administrative	454	395	1,466	1,140
Stock-based compensation expense	$571	$481	$1,795	$1,664

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (as amended, the “2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 27,980,000 shares.

As of December 31, 2014, the Company had outstanding 3,800,000 non-qualified common stock options issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during the first quarter of Fiscal 2015, 250,000 of these stock options during the second quarter of Fiscal 2013, 250,000 of these stock options during the first quarter of Fiscal 2012 and 3,050,000 of the options prior to Fiscal 2008 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Included in the 3,800,000 options were 2,000,000 options granted to the Company’s President and Chief Executive Officer, 850,000 options granted to the Company’s Executive Vice President of Sales and Marketing, 250,000 options granted to the Company’s Senior Vice President of Program Management, 250,000 options granted to the Company’s Senior Vice President of Customer Service,

250,000 options granted to the Company’s Vice President of Operations and 200,000 options granted to the Company’s former Senior Vice President of Human Resources. Additionally, as of December 31, 2014, the Company had outstanding 93,750 restricted stock units issued outside of the 2000 Plan. The 93,750 units consisted of 62,500 units granted to the Company’s Vice President of Operations and 31,250 units granted to the Company’s Senior Vice President of Customer Service. These restricted stock units were issued during the first quarter of Fiscal 2015 and second quarter of Fiscal 2013 as an inducement grant to the Company’s Vice President of Operations and Senior Vice President of Customer Service, respectively. Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years. Information relating to all outstanding stock options, except for rights associated with the Amended and Restated 2000 Employee Stock Purchase Plan, is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2014	12,851,688	$1.27
Granted	1,085,800	1.43
Exercised	(322,241)	0.94
Forfeited, cancelled or expired	(307,572)	1.82
Options outstanding at December 31, 2014	13,307,675	$1.28	5.0	$5

Options fully vested at December 31, 2014 and those expected to vest beyond December 31, 2014	13,307,675	$1.28	5.0	$5

Options exercisable at December 31, 2014	10,393,134	$1.31	4.0	$5

There were no stock options granted during the three months ended December 31, 2014 and 2013. The weighted average per share grant date fair value of options granted during the nine months ended December 31, 2014 and 2013 was $0.94 and $0.93, respectively. The total intrinsic value of stock option exercises during the three and nine months ended December 31, 2014, was approximately $1,000 and $0.1 million, respectively. During the three and nine months ended December 31, 2014 the amount of cash received from the exercise of stock options was approximately $6,600 and $0.3 million, respectively. The total intrinsic value of stock option exercises during each of the three and nine months ended December 31, 2013, was approximately $10,000. During each of the three and nine months ended December 31, 2013 the amount of cash received from the exercise of stock options was approximately $13,200. The Company recorded expense of approximately $0.2 million associated with its stock options during each of the three months ended December 31, 2014 and 2013, respectively. The Company recorded expense of approximately $0.8 million and $0.9 million associated with its stock options during the nine months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was approximately $1.8 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.4 years.

The Company calculated the estimated fair value of each stock option granted during the three and nine months ended December 31, 2014 and 2013 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Risk-free interest rates	—	—	1.8%	0.9%
Expected lives (in years)	—	—	5.7	5.7
Dividend yield	—	—	—%	—%
Expected volatility	—	—	77.0%	77.3%
Weighted average grant date fair value of options granted during the period	—	—	$0.94	$0.93

The Company’s computation of expected volatility for the nine months ended December 31, 2014 and 2013 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the three and nine months ended December 31, 2014 and 2013 has been reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures.

The following table outlines the restricted stock unit activity:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2014	2,061,224	$1.11

Granted	919,666	1.41
Vested and issued	(796,575)	1.13
Forfeited	(63,300)	1.25

Nonvested restricted stock units outstanding at December 31, 2014	2,121,015	$1.23
Restricted stock units expected to vest beyond December 31, 2014	1,948,599	$1.23

The restricted stock units were valued based on the closing price of the Company’s common stock on the date of issuance and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized has been reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures.

The weighted average per share grant date fair value of restricted stock granted during the three months ended December 31, 2014 and 2013 was approximately $0.98 and $1.27, respectively. The weighted average per share grant date fair value of restricted stock granted during the nine months ended December 31, 2014 and 2013 was approximately $1.41 and $1.06, respectively. The total fair value of restricted stock units vested and issued by the Company during the three months ended December 31, 2014 and 2013 was approximately $28,200 and $33,000, respectively. The total fair value of restricted stock units vested and issued by the Company during the nine months ended December 31, 2014 and 2013 was approximately $1.2 million and $0.8 million, respectively. The Company recorded expense of approximately $0.3 million associated with its restricted stock awards and units during each of the three months ended December 31, 2014 and 2013. The Company recorded expense of approximately $0.9 million and $0.8 million associated with its restricted stock awards and units during the nine months ended December 31, 2014 and 2013. As of December 31, 2014, there was approximately $1.6 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.3 years.

In May 2014, the Compensation Committee of the Company’s Board of Directors approved the new Performance Restricted Stock Unit Program, which is applicable to certain senior employees. The Compensation Committee granted 200,000 performance restricted stock units (“PRSUs”) to the Chief Executive Officer under the 2000 Plan. The Chief Executive Officer is the only participant for Fiscal 2015. For the first year of the program, the PRSU grant for the Chief Executive Officer is broken out into two performance measurement periods. The first performance measurement period began on April 1, 2014 and will end on March 31, 2016; the second performance measurement period has a three-year term that began on April 1, 2014 and will end on March 31, 2017. Any earned PRSU awards will vest 50% after the end of the applicable performance measurement period and 50% one year thereafter.

There were no PRSUs granted during the three months ended December 31, 2014. The weighted average per share grant date fair value of PRSUs granted during the nine months ended December 31, 2014 was $1.56. The Company recorded expense of approximately $25,700 associated with its PRSUs during the three months ended December 31, 2014. The Company recorded expense of approximately $62,800 associated with its PRSUs during the nine months ended December 31, 2014. As of December 31, 2014, there was approximately $0.2 million of total compensation cost related to unvested PRSUs that is expected to be recognized as expense over a weighted average period of 2.3 years. Such compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes.

During the three months ended December 31, 2014 and 2013, the Company issued a total of 36,259 and 25,316 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The weighted average per share grant date fair value of shares of stock issued during the three months ended December 31, 2014 and 2013 was $0.81 and $1.16, respectively. During the nine months ended December 31, 2014 and 2013, the Company issued a total of 79,080 and 73,478 shares of stock, respectively, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The weighted average per share grant date fair value of shares of stock issued during the nine months ended December 31, 2014 and 2013 was $1.11 and $1.18, respectively.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$28,737	$28,737	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at December 31, 2014.

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

	As of December 31, 2014		As of March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under credit facility	$14,345	$14,345	$13,228	$13,228

The Company has issued common stock warrants at times in the past; however, no warrants are currently outstanding. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provide the Company with a line of credit of up to $15.0 million in the aggregate. The line of credit can be increased to an amount up to $20.0 million upon the request of the Company pursuant to the amendment described below (the “Credit Facility”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business pursuant to the amendment described below. As of December 31, 2014, the Company had not requested that the maximum line amount be increased to an aggregate of $20.0 million pursuant to the Agreements. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $12.9 million as of December 31, 2014, and (iii) limitations on the Company’s annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

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

•               On September 16, 2014, the Company entered into a letter agreement (the “Letter Agreement”) with Wells Fargo.  The Letter Agreement extended the maturity date under the Company’s Credit and Security Agreement (Ex-Im Subfacility) from September 30, 2014 to September 1, 2017. The Letter Agreement also, among other things, changed the annual facility fee due to Wells Fargo under the Credit and Security Agreement (Ex-Im Subfacility) and revised the calculation of Capstone’s borrowing base under the portion of the Credit Facility established by the Credit and Security Agreement (Ex-Im Subfacility) to increase the borrowing limit related to inventory.

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

If the Company had not obtained the waivers and amended the Agreements as described above, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.  Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of compliance from Wells Fargo. As of December 31, 2014 the Company was in compliance with the covenants contained in the amended Agreements for Fiscal 2015.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate at each of December 31, 2014 and March 31, 2014 was 4.0%.

The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of December 31, 2014 and March 31, 2014, $14.3 million and $13.2 million in borrowings were outstanding, respectively, under the Credit Facility. As of December 31, 2014, approximately $31,000 was available for additional borrowing. Interest expense related to the Credit Facility during the three months ended December 31, 2014 was $0.1 million, which includes $47,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended December 31, 2013 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2014 was $0.4 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2013 was $0.5 million, which includes $0.2 million in amortization of deferred financing costs.

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

Changes in accrued warranty reserve during the nine months ended December 31, 2014 are as follows (in thousands):

Balance, beginning of the period	$2,965
Standard warranty provision	2,202
Changes for accrual related to reliability repair programs	8
Deductions for warranty claims	(2,378)
Balance, end of the period	$2,797

13.  Deferred Revenue

Changes in deferred revenue are as follows during the nine months ended December 31, 2014 (in thousands):

FPP Balance, beginning of the period	$2,061
FPP Billings	7,053
FPP Revenue recognized	(6,694)
Balance attributed to FPP contracts	2,420
Deposits	4,176
Deferred revenue balance, end of the period	$6,596

Comprehensive Factory Protection Plan (“FPP”) deferred revenue represents the unearned portion of these agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

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

On January 14, 2011, the Company entered into an amendment to the Development Agreement with Carrier that amended the royalty payment from a certain percentage of the sales prices to a predetermined fixed rate for each microturbine system covered by the amendment. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. Carrier earned $0.4 million and $0.6 million in royalties for C200 and C1000 Series system sales during the three months ended December 31, 2014 and 2013, respectively. Carrier earned $1.2 million and $2.2 million in royalties for C200 and C1000 system sales during the nine months ended December 31, 2014 and 2013, respectively. Earned royalties of approximately $0.4 million and $0.6 million were unpaid as of December 31, 2014 and March 31, 2014, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2014, the Company had firm commitments to purchase inventories of approximately $41.5 million through Fiscal 2018. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.1 million as of each of December 31, 2014 and March 31, 2014. Rent expense was approximately $0.6 million during each of the three months ended December 31, 2014 and 2013. Rent expense was approximately $1.8 million and $1.7 million during the nine months ended December 31, 2014 and 2013, respectively.

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

At December 31, 2014, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Year Ending March 31,	Operating Leases
2015	$1,910
2016	1,980
2017	1,829
2018	1,602
2019	1,047
Thereafter	531
Total minimum lease payments	$8,899

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $15.0 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $10.0 million in research and development expense. The contract is over a five-year period and expected to be completed by September 2015. The Company billed the DOE under the contract for this project a cumulative amount of $3.9 million through December 31, 2014.

In May 2014, the Company began working with the DOE through Oak Ridge National Laboratory (“ORNL”) on an advanced Alumina Forming Austenitic stainless steel material program. ORNL will contribute 100% of the project cost of $0.2 million toward the project. The contract has a term of 19 months and is expected to be completed by December 30, 2015. The Company billed ORNL a cumulative amount of $0.1 million under the contract for this project through December 31, 2014.

The Company has agreements with some of its distributors requiring it to replace stocked parts if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines without charge to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2014 and March 31, 2014, no significant inventories were held at distributors.

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

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended December 31, 2014 which would make these instruments anti-dilutive. As of each of December 31, 2014 and 2013, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 15.4 million. During the three months ended December 31, 2014 and 2013, the Company did not have any warrants outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2014. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “plans”, “will”, “could”, “may”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2014, in Part II, Item 1A of this Form 10-Q and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements contained herein after the filing of this Form 10-Q to conform such statements to actual results or changes in expectations except as may be required by law. All dollar amounts are approximate.

Overview

Capstone is the market leader in microturbines based on the number of microturbines sold. During the third quarter of Fiscal 2015 our net loss increased by 77% to $3.9 million compared to the same period last year and our net loss per share held to $0.01. The increase in the net loss was primarily the result of lower revenue during the third quarter of Fiscal 2015 compared to the same period last year. Please see Results of Operations on page 21 for further discussion on the lower revenue. We continue to remain focused on improving our gross margin. Our gross margin was 20% during each of the third quarters of Fiscal 2015 and 2014 despite 19% lower revenue in the third quarter of Fiscal 2015. Management believes that our ongoing efforts in manufacturing cost reductions and product robustness were the primary reasons for maintaining our 20% gross margin during the third quarter of Fiscal 2015 compared to the third quarter of the prior year. The first nine months of Fiscal 2015 was characterized by lower revenue as shipments of our microturbines were lower than the first nine months of Fiscal 2014.

Capstone products continue to gain interest in all five of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply and mobile products). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our success in the oil and gas and other natural resources market, which is our fastest growing market worldwide is driven by our microturbines reliability, emissions profile and ease of installation.  We have also seen increased interest in critical power supply solution applications as customers want solutions that can handle both primary and backup power.  Capstone’s mobile products market, which utilizes microturbines for the marine and electric vehicle industries, is gaining interest as liquid natural gas becomes more readily available as a transportation fuel and emission regulations continue to be tightened on the diesel engine industry.

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

Backlog

During the three months ended December 31, 2014, we booked total orders of $25.7 million for 134 units, or 27.9 megawatts, compared to $40.5 million for 109 units, or 46.0 megawatts, during the three months ended December 31, 2013. We shipped 161 units with an aggregate of 22.6 megawatts, generating microturbine product revenue of $22.5 million compared to 162 units with an aggregate of 28.7 megawatts, generating microturbine product revenue of $29.9 million during the three months ended December 31, 2013. Total backlog as of December 31, 2014 increased $15.1 million, or 9%, to $175.5 million from $160.4 million as of December 31, 2013. As of December 31, 2014, we had 857 units, or 192.1 megawatts, in total backlog compared to 722 units, or 178.4 megawatts, at the same date last year. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. Our product shipments during the three months ended December 31, 2014 were: 51% for use in energy efficiency applications, 39% for use in natural resources applications and 10% for use in renewable energy applications.

The following table summarizes our backlog:

	As of December 31,
	2014		2013
	Megawatts	Units	Megawatts	Units

C30	3.6	120	3.2	106
C65	35.0	539	27.2	419
TA100	1.9	19	1.9	19
C200	3.2	16	3.8	19
C600	7.8	13	9.0	15
C800	9.6	12	8.0	10
C1000	130.0	130	124.0	124
Waste heat recovery generator	1.0	8	1.3	10
Total Backlog	192.1	857	178.4	722

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

3.              Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer new and remanufactured parts as well as a comprehensive Factory Protection Plan (“FPP”). Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of December 31, 2014 was $61.0 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2029.

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

5.              New Product Development  Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability, reduce direct material costs, and be compliant with the new European grid interconnect requirements. We are also developing a more efficient microturbine CHP system with the DOE. The first phase of the development program has successfully achieved 270 kW with a prototype C250 engine. Capstone plans to continue development of the engine as well as power electronics and software controls required for successful commercialization. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program.

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

•             Stock-based compensation expense;

•             Loss contingencies; and

•             Fair value of financial instruments.

Results of Operations

Three Months Ended December 31, 2014 and 2013

Revenue  Revenue for the three months ended December 31, 2014 decreased $6.9 million, or 19%, to $30.1 million from $37.0 million for the three months ended December 31, 2013. The change in revenue for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 included decreases in revenue of $8.0 million from the North American market, $1.1 million from the African market, $0.7 million from the South American market and $0.4 million from the European market. The decrease in the North American market for the three months ended December 31, 2014 was primarily a result of the timing of customer demand for product compared to the same period last year. The decreases in the African and South American and European markets was primarily the result of a shift in customers’ project timelines  during the three months ended December 31, 2014 compared to the same period last year. This overall decrease in revenue was offset by increases in revenue of $2.6 million from the Australian market and $0.7 million from the Asian market. The increases in the Australian  and Asian markets was primarily related to higher order volume of our C1000 series microturbine products in these regions compared to the same period last year.

Megawatts shipped, microturbine units shipped and average revenue per unit decreased primarily as a result of lower sales volume and shift in product mix for our microturbines during the three months ended December 31, 2014 compared to the same period last year. Revenue from microturbine products during the three months ended December 31, 2014 decreased $7.4 million, or 25%, to $22.5 million from $29.9 million for the three months ended December 31, 2013. Microturbine megawatts shipped during the three months ended December 31, 2014 decreased 6.1 megawatts to 22.6 megawatts from 28.7 megawatts for three months ended December 31, 2013. Microturbine units shipped during the three months ended December 31, 2014 decreased one unit to 161 units from 162 units shipped during the three months ended December 31, 2013. Average revenue per unit during the three months ended December 31, 2014 decreased to approximately $140,000 compared to approximately $184,000 per unit for the three months ended December 31, 2013.

For the three months ended December 31, 2014, revenue from our accessories, parts and service increased $0.5 million, or 7%, to $7.6 million from $7.1 million for the three months ended December 31, 2013. The increase in revenue resulted primarily from higher FPP contract enrollments and sales of microturbine parts offset by lower sales of microturbine service work.

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2014			2013
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.5	1.0	32	$1.0	0.6	19
C65	7.6	6.9	107	7.7	6.8	105
TA100	—	—	—	0.1	0.1	1
C200	2.0	1.6	8	5.0	3.6	18
C600	—	—	—	1.1	1.2	2
C800	—	—	—	2.3	2.4	3
C1000	11.2	13.0	13	12.7	14.0	14
Waste heat recovery generator	0.2	0.1	1	—	—	—
Total from Microturbine Products	$22.5	22.6	161	$29.9	28.7	162
Accessories, Parts and Service	7.6	—	—	7.1	—	—
Total	$30.1	22.6	161	$37.0	28.7	162

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, Dtc Soluciones Inmobiliarias S.A. de C.V., one of the Company’s Mexican distributors, and Optimal Group, one of the Company’s Australian distributors, accounted for 17%, 12% and 11%, respectively, of revenue for the three months ended December 31, 2014. Sales to E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, Horizon and Regatta Solutions, Inc., one of the Company’s domestic distributors, accounted for 18%, 16% and 11%, respectively, of revenue for the three months ended December 31, 2013.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $6.1 million, or 20% of revenue, for the three months ended December 31, 2014 compared to a gross margin of $7.3 million, or 20% of revenue, for the three months ended December 31, 2013. The change in the gross margin during the three months ended December 31, 2014 compared to the three months ended December 31, 2013 was driven by multiple factors including lower production and service center labor and overhead expenses of $0.5 million, lower warranty expense of $0.3 million and lower royalty expense of $0.2 million. The positive impact of these factors was offset by the adverse impact of lower average selling prices and product mix for our microturbines of $2.2 million. Management continues to implement initiatives to improve gross margin by further managing warranty expense and to further reduce direct material costs as we work to achieve profitability.

Production and service center labor and overhead expense decreased $0.5 million during the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily as the result of timing of overhead allocated to finished goods inventory of $0.3 million, a decrease in supplies expense of $0.1 million and travel expense of $0.1 million.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.3 million primarily reflects a decrease in the standard warranty provision as a result of sales mix and a decrease in reliability repair programs during the three months ended December 31, 2014 compared to the prior year. Management expects warranty claim levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense decreased $0.2 million during the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily as a result of lower volume of covered microturbine systems. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier Corporation (“Carrier”).

Research and Development (“R&D”) Expenses  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the three months ended December 31, 2014 increased $0.1 million, or 4%, to $2.4 million from $2.3 million for the three months ended December 31, 2013. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. During the three months ended December 31, 2014 cost sharing benefits decreased $0.3 million offset by a decrease in supply expense of $0.2 million. There were approximately $0.1 million of cost sharing benefits for the three months ended December 31, 2014 and $0.4 million of such benefits for the three months ended December 31, 2013. Cost-sharing benefits vary from period to period depending on the phase of the cost sharing programs. Management expects R&D expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended December 31, 2014 increased $0.5 million, or 7%, to $7.5 million from $7.0 million for the three months ended December 31, 2013. The net increase in SG&A expenses was comprised of increases of $0.3 million in marketing expense and $0.3 million in professional services expense, which includes legal and accounting expenses, offset by a decrease of $0.1 million in salaries expense. Management expects SG&A expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we focus on continuous improvement in customer service levels and advance key general and administrative initiatives.

Interest Expense  Interest expense decreased $0.1 million, or 50%, to $0.1 million for the three months ended December 31, 2014 from $0.2 million for the three months ended December 31, 2013. Interest expense is primarily incurred from the average balances outstanding under the Credit Facility (as defined below). As of December 31, 2014, we had total debt of $14.3 million outstanding under the Credit Facility.

Income Taxes  Income tax expense decreased $75,000, or 85%, to $13,000 for the three months ended December 31, 2014 from $0.1 million for the three months ended December 31, 2013. The decrease in income tax expense was primarily related to microturbine service activity in Mexico.

Nine Months Ended December 31, 2014 and 2013

Revenue  Revenue for the nine months ended December 31, 2014 decreased $11.1 million, or 11%, to $85.6 million from $96.7 million for the nine months ended December 31, 2013. The change in revenue for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 included decreases in revenue of $9.4 million from the North American market, $2.3 million from the European market, $0.8 million from the South American market and $0.4 million from the Asian market. The decreases in the North American, European and South American markets were primarily the result of timing of customer demand for product during the nine months ended December 31, 2014 compared to the same period last year. The decrease in the Asian market was primarily the result of a shift in customers’ project timelines during the nine months ended December 31, 2014 compared to the same period last year. This overall decrease in revenue was offset by an increase in revenue of $1.1 million from the Australian market and $0.7 million from the African market. The increase in the Australian market was primarily the result of an increase in average selling price of microturbines shipped in Australia during the nine months ended December 31, 2014 compared to the same period last year. The increase in the African market was primarily the result of our focus on developing relationships with customers and distributors that have experience with the national oil companies and authorities in the African market compared to the same period last year.

Megawatts shipped, microturbine units shipped and average revenue per unit decreased primarily as a result of lower sales volume and shift in product mix for our microturbines during the nine months ended December 31, 2014 compared to the same period last year. Revenue from microturbine products during the nine months ended December 31, 2014 decreased $12.0 million, or 15%, to $66.8 million from $78.8 million for the nine months ended December 31, 2013. Microturbine megawatts shipped during the nine months ended December 31, 2014 decreased 8.7 megawatts to 69.0 megawatts from 77.7 megawatts for the nine months ended December 31, 2013. Microturbine units shipped during the nine months ended December 31, 2014 decreased 47 units to 452 units from 499 units shipped during the nine months ended December 31, 2013. Average revenue per unit decreased for the nine months ended December 31, 2014 to approximately $148,000 compared to approximately $158,000 per unit for the nine months ended December 31, 2013.

For the nine months ended December 31, 2014, revenue from our accessories, parts and service increased $0.9 million, or 5%, to $18.8 million from $17.9 million for the nine months ended December 31, 2013. The increase in revenue resulted primarily from higher FPP contract enrollment, partially offset by lower sales of microturbine parts and microturbine service work.

The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2014			2013
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$3.3	2.0	66	$5.2	3.5	115
C65	22.7	20.5	315	20.2	17.7	274
TA100	0.3	0.2	2	0.5	0.4	4
C200	5.1	4.6	23	13.0	10.8	54
C600	4.6	4.8	8	5.1	5.4	9
C800	0.7	0.8	1	7.9	8.8	11
C1000	29.9	36.0	36	26.7	31.0	31
Waste heat recovery generator	0.2	0.1	1	0.2	0.1	1
Total from Microturbine Products	$66.8	69.0	452	$78.8	77.7	499
Accessories, Parts and Service	18.8	—	—	17.9	—	—
Total	$85.6	69.0	452	$96.7	77.7	499

Horizon, BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity accounted for 20%, 15% and 10% of revenue, respectively, for the nine months ended December 31, 2014. For the nine months ended December 31, 2013, E-Finity, BPC and Horizon accounted for 21%, 14% and 13% of revenue, respectively.

Gross Margin  The gross margin was $14.8 million, or 17% of revenue, for the nine months ended December 31, 2014 compared to a gross margin of $15.6 million, or 16% of revenue, for the nine months ended December 31, 2013. The change in the gross margin during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was driven by multiple factors including lower warranty expense of $1.2 million, lower royalty expense of $1.0 million and lower production and service center labor and overhead expense of $0.5 million. The positive impact of these factors was offset by the adverse impact of lower volume and average selling prices, and product mix for our microturbines of $3.3 million and inventory charges of $0.2 million. Management continues to implement initiatives to improve gross margin by further managing warranty expense and to further reduce direct material costs as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $1.2 million reflects a decrease in the standard warranty provision as a result of sales mix and a decrease in reliability repair programs during the nine months ended December 31, 2014 compared to the prior year. Management expects warranty claim levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Royalty expense decreased $1.0 million during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 as a result of a reduction in the predetermined fixed rate royalty. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% during the three months ended December 31, 2013 as a result of the contractual reduction.

Production and service center labor and overhead expense decreased $0.5 million during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 primarily as the result of a decrease in salaries expense of $0.3 million and timing of overhead allocated to finished goods inventory of $0.2 million.

Inventory charges increased $0.2 million during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 primarily as the result of an increase in reserve for excess and obsolete inventory.

Research and Development Expenses  R&D expenses for the nine months ended December 31, 2014 increased $0.1 million, or 2%, to $6.7 million from $6.6 million for the nine months ended December 31, 2013. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. During the nine months ended December 31, 2014 cost sharing benefits decreased $0.6 million offset by a decrease in salaries expense of $0.2 million. In addition, each of facilities, consulting and supplies expense decreased $0.1 million. There were approximately $0.5 million of cost-sharing benefits for the nine months ended December 31, 2014 and $1.1 million of such benefits for the nine months ended December 31, 2013. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we continue new product development, product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative Expenses  SG&A expenses for the nine months ended December 31, 2014 increased $3.6 million, or 17%, to $24.8 million from $21.2 million for the nine months ended December 31, 2013. The net increase in SG&A expenses was comprised of increases of $2.9 million in bad debt expense, $0.6 million in professional services expense, which includes legal expense and $0.3 million in marketing expense, offset by a decrease of $0.2 million in supplies expense. The increase in the bad debt expense was primarily the result of an accounts receivable allowance recorded for a single customer during the nine months ended December 31, 2014. Excluding bad debt expense, management expects SG&A expenses in Fiscal 2015 to be slightly higher than in Fiscal 2014 as we focus on continuous improvement in customer service levels and advance key general and administrative initiatives.

Interest Expense  Interest expense decreased $0.1 million, or 20%, to $0.4 million for the nine months ended December 31, 2014 from $0.5 million for the nine months ended December 31, 2013. The decrease in interest expense during the nine months ended December 31, 2014 was primarily the result of lower average balances outstanding under the Credit Facility compared to the nine months ended December 31, 2013. As of December 31, 2014, we had total debt of $14.3 million outstanding under the Credit Facility.

Change in Fair Value of Warrant Liability  Effective September 23, 2013, warrants issued in connection with the September 23, 2008 registered direct placement to purchase 4.0 million shares expired, and the liability associated with the warrants was reversed. The reversal of the warrant liability was a benefit of approximately $10,000 for the nine months ended December 31, 2013. This reversal of the warrant liability had no impact on our cash balances.

Income Taxes  Income tax expense for each of the nine months ended December 31, 2014 and 2013 was $0.1 million. Income tax expense was primarily related to state income tax payments and service activity in Mexico.

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

Our cash and cash equivalent balances increased $13.0 million during the nine months ended December 31, 2014, compared to a decrease of $7.2 million during the nine months ended December 31, 2013. The overall improvement in cash used during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was primarily the result of $30.6 million of cash provided by financing activities during the nine months ended December 31, 2014.

Operating Activities  During the nine months ended December 31, 2014, we used $16.4 million in cash in our operating activities, which consisted of a net loss for the period of $17.2 million and cash used for working capital of $8.9 million, offset by non-cash adjustments (primarily accounts receivable allowances, warranty provision, depreciation and amortization, stock—based compensation and inventory provision) of $9.7 million. During the nine months ended December 31, 2013, operating cash usage was $11.7 million, which consisted of a net loss for the period of $12.9 million and cash used for working capital of $6.8 million, offset by non-cash adjustments of $8.0 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended December 31,
	2014	2013
Net loss	$(17,235)	$(12,875)
Non-cash operating activities (1)	9,708	8,023
Changes in operating assets and liabilities:
Accounts receivable	3,338	(4,298)
Inventories	(7,521)	(4,142)
Accounts payable and accrued expenses	(4,732)	4,854
Other changes in operating assets and liabilities	15	(3,223)
Net cash used in operating activities	$(16,427)	$(11,661)

(1)                 Represents warranty provision, depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability, inventory provision and accounts receivable allowances.

The increase in cash used in operating activities during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was primarily related to lower accounts payable and accrued expenses offset by cash provided from accounts receivable and change in inventories. The change of accounts payable and accrued expenses was primarily the result of management’s initiatives to reduce aged payables and the timing and level of inventory receipts compared to vendor payments. The change in accounts receivable was primarily the result of timing of cash receipts on lower revenue. The change in inventory was primarily because of higher finished goods as of December 31, 2014.

Investing Activities  Net cash used in investing activities of $1.2 million and $0.8 million during the nine months ended December 31, 2014 and 2013, respectively, relates to the acquisition of fixed assets.

Financing Activities  During the nine months ended December 31, 2014, we generated approximately $30.6 million from financing activities compared to cash generated during the nine months ended December 31, 2013 of approximately $5.2 million. The funds generated in financing activities during the nine months ended December 31, 2014 were primarily from the proceeds related to our underwritten public offering described below. During the nine months ended December 31, 2013, the funds generated from financing activities were primarily the result of the exercise of warrants, described below yielding $6.0 million in cash offset by additional repayments under the Credit Facility.

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

During the nine months ended December 31, 2014, the amount of cash received from the exercise of stock options was approximately $0.3 million. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.2 million of net cash used during the nine months ended December 31, 2014, compared to $0.1 million of net cash used during the nine months ended December 31, 2013.

We maintain two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate. The line of credit can be increased to an amount up to $20.0 million upon the request of the Company pursuant to the amendment described below (the “Credit Facility”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business pursuant to the amendment described below. As of December 31, 2014 the Company had not requested that the maximum line amount be increased to an aggregate of $20.0 million pursuant to the Agreements. The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. One of the Agreements will terminate in accordance with its terms on September 1, 2017, and the other one will terminate on December 31, 2017. As of December 31, 2014 and March 31, 2014, $14.3 million and $13.2 million in borrowings were outstanding, respectively, under the Credit Facility.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, our capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of our assets, (f) change our accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company’s financial performance, and (iii) limitations on our annual capital expenditures.

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

•                       On September 16, 2014, the Company entered into a letter agreement (the “Letter Agreement”) with Wells Fargo.  The Letter Agreement extended the maturity date under the Company’s Credit and Security Agreement (Ex-Im Subfacility) from September 30, 2014 to September 1, 2017. The Letter Agreement also, among other things, changed the annual facility fee due to Wells Fargo under the Credit and Security Agreement (Ex-Im Subfacility) and revised the calculation of Capstone’s borrowing base under the portion of the Credit Facility established by the Credit and Security Agreement (Ex-Im Subfacility) to increase the borrowing limit related to inventory.

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

If we had not obtained the waivers and amended the Agreements as described above, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo. As of December 31, 2014, we were in compliance with the covenants contained in the amended Agreements for Fiscal 2015.

Our working capital requirements during the nine months ended December 31, 2014 were higher than planned primarily as a result of slower collection of accounts receivable, lower than anticipated inventory turns and lower accounts payable. Additionally, we have not been able to fully achieve our planned number of product shipments primarily as a result of timing of customer demand for product. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, if our anticipated cash needs change, we may need to raise additional capital in the future. We could seek to raise funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

Our accounts receivable balance, net of allowances, was $21.6 and $28.0 million as of December 31, 2014 and March 31, 2014, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of the third quarter of Fiscal 2015 was 65 days, compared with 54 days at the end of the third quarter of Fiscal 2014. The change in DSO was largely the result of lower sales during the period and slower collection of certain European accounts receivable balances. We recorded bad debt expense of approximately $3.1 million during the nine months ended December 31, 2014 compared to approximately $0.2 million during nine months ended December 31, 2013. The increase in bad debt expense during the nine months ended December 31, 2014 was primarily related to a distributor not making its scheduled payment against its outstanding accounts receivable balance. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment. As discussed in Note 4 of the notes to the condensed consolidated financial statements and in our risk disclosures, international distributors are among our largest customers, and our two largest receivables are from international distributors. In addition, a strengthening US dollar could have an adverse impact on our international sales and collections.

Contractual Obligations and Commercial Commitments

As of December 31, 2014, the Company had firm commitments to purchase inventories of approximately $41.5 million through Fiscal 2018. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

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

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. The testing of the design and operating effectiveness of measures (a) and (b) above have been completed as of December 31, 2014. We plan to test the design and operating effectiveness of measure (c) above after it has been remediated once the year-end verification processes has been completed. As such, the identified material weakness has not been fully remediated as of December 31, 2014.

We assessed the impact of the material weakness to the consolidated financial statements to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation for the quarter ended December 31, 2014. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2014 except for the addition of one risk factor and updates to two risk factors as set forth below:

If we continue to fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 19, 2014, we received a notice from the Nasdaq Listing Qualifications Department stating that, for 30 consecutive business days preceding the notice date, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until June 17, 2015, to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days, at which time Nasdaq Listing Qualifications Department would provide written confirmation of our compliance. In the event we do not meet the minimum bid price requirement during the initial 180-day grace period, we may be eligible for an additional 180-day grace period under the Nasdaq listing rules if we meet the listing standards for The Nasdaq Capital Market. We may need to implement a reverse stock split to regain compliance with the Nasdaq Listing Rules.

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

We derived approximately 15% of our revenue from Russia during each of the nine months ended December 31, 2014 and 2013. The continuation or escalation of the current geopolitical instability in Russia and Ukraine could negatively impact our operations, sales, and future growth prospects in that region. Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting certain oil and gas production related business activities with specified Russian and Ukrainian individuals and companies and requiring export licenses for certain of such activities. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia, the sanctions imposed by the U.S. government could be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine or elsewhere, our business, including revenue, profitability and cash flows, could be materially adversely affected. In addition, we are currently evaluating the impact of the executive orders on our relationships with vendors. If we are unable to conduct business with certain vendors, our operations in Russia and Ukraine could be materially adversely affected.

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
Date: February 5, 2015

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