Form 10-K
period 2015-03-31
CAPSTONE TURBINE Corp
filed 2015-06-15
CIK 1009759

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2014 was approximately $353.3 million.

         As of June 8, 2015, there were 330,689,556 shares of the registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the registrant's 2015 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

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

        We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines designed for commercial, industrial and utility users with product offerings ranging from 30 kilowatts ("kW") to one megawatt in electric power output. Our 30 kW ("C30") microturbine can produce enough electricity to power a small convenience store. The 65 kW ("C65") microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one-third of its electrical requirements. Our 200 kW ("C200") microturbine is well suited for larger hotels, office buildings and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization ("ISO") sized container, Capstone has created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 1000 kW ("C1000 Series") microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Because of our air-bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources, including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C65 and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. Our natural gas-fueled C65 and C200 microturbines were certified by the California Air Resources Board ("CARB") as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state-of-the-art central power plant. Our C65 Landfill and Digester Gas systems were certified in January 2008 by CARB as meeting 2008 waste gas emissions requirements for landfill and digester gas applications. Our C200 Landfill and Digester Gas systems were certified in

November 2010 by CARB as meeting 2008 waste gas emissions requirements for landfill and digester gas applications.

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

        Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers ("ASPs"), and must be employed by a distributor in order to perform work pursuant to a Capstone FPP. The majority of our distributors provide these services.

        This Annual Report on Form 10-K (this "Form 10-K") refers to Capstone's fiscal years ending March 31 as its "Fiscal" years.

Our Products

        We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our 60 kW microturbine ("C60"), which was replaced by the C65 model during the quarter ended March 31, 2006. We began shipping the C60 ICHP solution in 2003. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on Capstone's C200 microturbine engine. The C1000 Series product can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO-sized container. The first commercial shipment of our C1000 Series product was on December 29, 2008. We began shipping TA100 microturbines in March 2010.

        During Fiscal 2015, we booked total orders of $84.5 million for 587 units, or 86.0 megawatts, compared to $131.5 million for 675 units, or 135.3 megawatts, during Fiscal 2014. We shipped 620 units with an aggregate of 91.4 megawatts, generating revenue of $90.4 million compared to 671 units with an aggregate of 109.9 megawatts, generating revenue of $108.8 million during Fiscal 2014. Total backlog as of March 31, 2015 decreased $5.9 million, or 3%, to $165.7 million from $171.6 million at March 31,

2014. As of March 31, 2015, we had 787 units, or 182.8 megawatts, in total backlog compared to 820 units, or 188.2 megawatts, at the same date last year. The decrease in backlog was primarily the result of the downturn of the oil markets, a substantially stronger U.S. dollar making our products more expensive overseas and on-going geopolitical tensions in Russia, North Africa and the Middle East. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

        The following table summarizes our backlog:

	As of March 31,
	2015		2014
	Megawatts	Units	Megawatts	Units
C30	2.9	97	3.0	101
C65	32.6	502	33.8	520
TA100	1.9	19	1.9	19
C200	2.4	12	3.4	17
C600	7.2	12	9.0	15
C800	9.8	12	8.8	11
C1000	125.0	125	127.0	127
Waste heat recovery generator	1.0	8	1.3	10

Total Backlog	182.8	787	188.2	820

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

        In addition, our proprietary Capstone Remote Monitoring Software ("CRMS") allows end users to remotely operate and manage the microturbine. Unlike the technology of other power sources that require on-site monitoring and maintenance, the CRMS allows end users to remotely and efficiently monitor their microturbine systems. This remote capability can provide end users with power generation flexibility and cost savings.

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

        Our C65 grid-connect and stand-alone microturbine power systems are listed by Underwriters Laboratories ("UL") as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements. Our products are manufactured by processes that are ISO 9001:2008 and ISO 14001:2004 certified.

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

        Capstone products serve multiple vertical markets worldwide. Within the markets served, we focus on vertical markets that we have identified as having the greatest near-term potential. In the markets we are focusing on, which are energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine, we have identified specific targeted vertical market segments.

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

        There are energy efficiency markets for CHP and CCHP applications worldwide. A U.S. Department of Energy ("DOE") report cited the total technical potential for the energy efficiency CHP at commercial, institutional and industrial sites in the United States to be over 130 gigawatts. Many governments have encouraged more efficient use of the power generation process to reduce pollution, lower dependence on fossil fuels and control the cost of locally produced goods. To access these markets, we have entered into agreements with distributors which have engineered energy efficiency CHP packages that utilize the hot exhaust air of the microturbine for heating water and also use the hot exhaust to run an absorption chiller for air conditioning. We also offer our own integrated energy efficiency CHP and CCHP product for the C65, C200 and C1000 Series products.

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

        Capstone released for sale the C65 stand-alone digester product in the renewable energy market segment in 2007. This product is targeted at remote villages in third-world countries with wastewater treatment facilities that offer a valuable source of fuel which can be converted to electricity. A joint applications and engineering team evaluated the performance of the existing C65 digester gas system to ensure that the combustion system would be stable from 0 to 100% power output. Minor controls changes were implemented to increase stability at low power levels. The ability to convert this low BTU fuel to electricity along with the high reliability and low maintenance features of this product make it well suited for this market.

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

        Many major oil and gas companies are exploring large shale reserves, or plays, in the United States. In mid-2010 Capstone sold its first microturbines into the U.S. shale gas market in the Eagle Ford and Marcellus shale plays. The addressable market for Capstone microturbines in this industry is significant. The shale gas market for microturbines is expected to grow substantially as demand for natural gas continues to rise and the U.S. Environmental Protection Agency ("EPA"), the Department of the Interior and other federal and state agencies work to reduce emissions of methane, volatile organic compounds and hazardous air pollutants associated with natural gas development. Capstone has been invited to participate in numerous Natural Gas STAR workshops in the United States and foreign markets to demonstrate the emissions reductions our technology can provide.

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

Transportation

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

Marine

        Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht markets. The most immediate market for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel's electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. The other application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Our marine customers use both our liquid fueled and natural gas products. Liquefied natural gas ("LNG") is in its early stages as a marine fuel, and the number of vessels powered by LNG is forecasted to double every two years over the next decade. Vessel owners can receive the same benefits as users of stationary Capstone products: low emissions with no aftertreatment, long maintenance intervals, high reliability, low noise and no vibration.

Sales, Marketing and Distribution

        We primarily sell our microturbine product, parts and service through distributors. Our world-wide distribution network is our most valuable intangible asset that we have proudly developed from the ground up. Each one of our distributors is a strategically placed independent partner of Capstone marketing and selling the Capstone products and services on our behalf. Our typical terms of sale include shipment of the products with title, care, custody and control transferring at our dock, payment due anywhere from in advance of shipment to 90 days from shipment, and warranty periods of approximately 15 to 18 months from shipment. We typically do not have customer acceptance provisions in our agreements.

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

        Recent energy reform in Mexico has opened new market opportunities by allowing competition and enabling power generation companies to sell directly to consumers instead of only to the state-owned Federal Electricity Commission. Capstone's strategy in Mexico is to leverage our distribution network in Mexico across various market verticals.

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

Middle East and Africa

        Our target market in the Middle East and Africa is primarily oil and gas. Flare gas to power projects are a particularly attractive market opportunity given the volume of gas being flared and the acute and chronic need for stable power in the region. Management has targeted distributors and customers involved in the capture and use of flare gas in the oil and gas market. However, the geopolitical environment in this region is still volatile, which can impact our sales.

Europe and Russia

        To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased Capstone local sales and service support. We have an office in Europe for the purpose of working with our distributors there on a daily basis to realize growth opportunities. We have established a spare parts distribution center in Europe to make parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. During Fiscal 2015, the pace of economic recovery in Europe was slow and demand remained soft with a decrease in revenue of 30%, primarily from Russia, compared to Fiscal 2014. Further, the continuation or escalation of the current geopolitical instability in Russia and Ukraine could continue to negatively impact our operations, sales, and future growth prospects in that region. For more information, see "Risk Factors" beginning on Page 14 of this Form 10-K.

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

Customers

        Sales to Horizon Power Systems ("Horizon"), one of the Company's domestic distributors, accounted for 17%, 12% and 27% of our revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Sales to BPC Engineering ("BPC"), one of the Company's Russian distributors, accounted for 11%, 17% and 11% of our revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Sales to E-Finity Distributed Generation, LLC ("E-Finity), one of the Company's domestic distributors, accounted for 19% of our revenue for the year ended March 31, 2014. Additionally, Optimal Group Australia Pty Ltd ("Optimal"), one of the Company's Australian distributors, accounted for 17% of net accounts receivable as of March 31, 2015. BPC, Electro Mecanique Industries ("EMI"), one of the Company's distributors in the Middle East and Africa, and E-Finity accounted for 26%, 18% and 16%, respectively, of net accounts receivable as of March 31, 2014.

        During the three months ended March 31, 2015, we recorded approximately $7.1 million with respect to the accounts receivable allowance from BPC. We determined that the collectability of this accounts receivable balance was not reasonably assured based on BPC's recent payment history and because the impact of the steep decline of the Russian ruble could continue to negatively impact its ability to pay its outstanding accounts receivable balance. Also during the three months ended September 30, 2014, we recorded approximately $2.6 million with respect to the accounts receivable allowance from EMI. We determined that the collectability of this accounts receivable balance was not reasonably assured based on EMI's payment history. The Company recorded bad debt expense of approximately $10.1 million, $0.2 million and $0.3 million for the years ended March 31, 2015, 2014 and 2013, respectively.

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

        Capstone continues to engage with federal and state policymakers to develop government programs to promote the deployment of Capstone's low emission and energy efficient products. Kevin Mullin, Speaker Pro Tempore and Assembly member for California's 22nd Assembly district, recently introduced A.B. 674 in the California legislature. This bill may stimulate the market in California for Capstone products by revising utility charges and standby rates that apply to distributed generation projects. We cannot provide assurance that any such legislation will be enacted, however. In the wake of numerous destructive storms, several state and local governments are putting greater value in resilient distributed generation resources, including CHP and microgrids, and even reassessing the traditional utility model. However, utilities in other states have asked public utility commissioners to revisit incentive programs and exemptions from grid usage charges for distributed generation technologies, arguing that these policies shift costs to other rate payers.

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

        We have a combined total of approximately 102,000 square foot manufacturing footprint running on a single shift in the San Fernando Valley area of Southern California. We assemble and test units as well as manufacture air-bearings and certain combustion system components at our facility in Chatsworth, California. Additionally, we assemble and test our C200 and C1000 Series products and manufacture recuperator cores at our facility in Van Nuys, California. Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding, if available.

        Solar Turbines Incorporated ("Solar"), a wholly owned subsidiary of Caterpillar Inc., was our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar's technology, which allows us to manufacture these cores ourselves and we began manufacturing them in June 2001. The cores are subject to a per-unit royalty fee. As of March 31, 2015, cumulative royalties of $0.6 million have been paid under the terms of the licensing agreement with Solar.

        The Company is a party to a Development and License Agreement with Carrier Corporation ("Carrier") regarding the payment of royalties on the sale of each of the Company's 200 kilowatt ("C200") microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50% on future sale of each of our C200 microturbines. As of March 31, 2015, cumulative royalties of $15.2 million have been paid under the terms of the Development Agreement with Carrier.

Research and Development ("R&D")

        For the fiscal years ended March 31, 2015, 2014 and 2013, R&D expenses were $9.7 million, $9.0 million and $9.0 million, respectively, which amounts are equivalent to 8%, 7% and 7% of total revenue, respectively, for these fiscal years. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants and the Development Agreement with Carrier. Benefits from cost-sharing programs were $0.5 million, $1.4 million and $1.7 million for Fiscal 2015, 2014 and 2013, respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

        During Fiscal 2015 we made significant development in variants of the C1000 Series product line. A liquid fuel version of the C1000 Series was produced with the use of Capstone's lean premix combustion technology based on the development work done previously with the C200 liquid fuel system. Liquid fuel products are well suited for markets where customers do not have access to gaseous fuels but still demand the low emissions, low maintenance, and high reliability benefits offered by Capstone's microturbine products. Additionally, a dual-mode (grid connect & standalone capability) Digester gas C1000 was produced to run off the Palm Oil Milling Effluent (POME) biogas produced as a byproduct of the palm oil extraction process. Advancement realized in both of these products opens up new markets for Capstone and also allows for further development possibilities in the areas of liquid fuel and biogas.

        During Fiscal 2014 we achieved compliance with the German low voltage requirements, which have been adopted throughout much of Europe. During Fiscal 2015 we continued to make improvements to all our microturbine products to be compliant with other widely adopted European low and medium voltage grid inter-connect requirements for decentralized power generation. Compliance with other widely adopted European requirements for both low and medium voltage are planned to be completed during Fiscal 2016. This work will prepare us for the expected expansion of distributed generation grid inter-connect requirements within the US market. In addition, we continue to work both cost reduction and performance enhancement activities to improve the value of our microturbine products for our customer base. Cost reduction activities are focused on leveraging the capabilities of our supply base and internal design lean manufacturing improvements. Product enhancements are focused on reducing the already very low maintenance requirements for our products, while at the same time improving operational efficiency; thereby reducing our customers' total cost of ownership.

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

        Capstone is working with the Kenworth Truck Company to demonstrate a Class 7 series hybrid delivery truck with funding support from the South Coast Air Quality Management District and the San Joaquin Valley Air Pollution Control District. This truck will be operated on actual customer delivery routes in both air districts to quantify the performance, emissions, fuel economy, and other benefits of a microturbine-based series hybrid solution. The Kenworth Class 7 hybrid truck is currently being retrofitted with a refrigerated box body and should be ready for track testing at Kenworth facilities later in the year. The truck will then be used in a demonstration phase to a large commercial customer within the San Joaquin Valley, California. Capstone expects to collect and utilize information from the Kenworth Class 7 hybrid truck's road testing and demonstration processes for future product developments and enhancements. A prototype or concept vehicle may take several years to go into commercial production following completion of rigorous testing.

        Capstone also worked with Peterbilt Motors to develop a series hybrid drivetrain as part of a concept Class 8 tractor for Walmart. The Walmart Advanced Vehicle Experience ("WAVE") concept truck is the latest in Walmart's fleet efficiency program. The WAVE concept truck has advanced aerodynamics and is powered by a Capstone C30 range-extending microturbine in its hybrid powertrain. This futuristic concept truck was unveiled at the Mid America Trucking Show in March, 2014. Future development efforts will be based on the lessons learned from these programs. As such, Capstone is working with both Peterbilt and Walmart as they continue to showcase the WAVE truck at various expos and hybrid vehicle shows around the country.

        Capstone liquid fuel microturbines have demonstrated emissions levels which meet the CARB 2010 standards for Heavy Duty Diesel Engines ("HDDE"). Capstone is able to meet these extremely low emissions requirements using its lean premix combustion technology with no exhaust aftertreatment. Competitive reciprocating engine technologies require aftertreatment components that increase system cost, require frequent maintenance, and impact engine efficiency. Capstone's compressed natural gas ("CNG") fueled microturbines also meet extremely low emission standards, including the U.S. Environmental Protection Agency and CARB 2010 emissions requirements for On-Road HDDE for Urban Bus. Test emissions from our Natural Gas microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels. These microturbines are now certified by CARB and available for production in Fiscal 2016.

        Capstone is expanding into the marine sector through collaboration with vessel owners, shipyards, and its marine OEM partner, Microturbine Marine Energy. Capstone's marine products can be used to provide hybrid electric marine propulsion, "hotel power," CHP, or CCHP. They are especially ideal for small- and mid-size commercial ships that travel inland waterways and emissions controlled areas (ECAs). A notable case study is the Deen Shipping's Argonon, where LNG fuels two C30 microturbines. Both units have been in operation since 2011 and have saved 25 tons of diesel equivalents per year, compared to conventional accommodation heating and chilling. Capstone has also been working with major marine certifying bodies (Lloyd's Register and DNV-GL) on Type Approval for its marine products, which is expected in 2015. Type Approval provides independent product verification that the product conforms to recognized industry quality standards, International Conventions and/or Marine Classification Society Rules, through a process of independent design review, sample testing and verification of production controls.

        Capstone continues to evolve our C65 Hybrid UPS product line. After having received the 2011 NOVA Award from the Construction Innovation Forum for the C65 Hybrid UPS Microturbine at Syracuse University's data center—labeled one of the greenest data centers in the world, Capstone's C65 Hybrid UPS system has continued development and has recent installations at Sempra in Monterey Park, CA and Capstone's own Data Center in Chatsworth, CA. The product utilizes Capstone's inverter electronics and controls technology to provide continuous power quality to meet the customer's critical load. The load inverter is connected through a central power bus to provide power from one of three available power sources including the utility grid, battery storage system, or microturbine generator. Power to the critical load is synchronized to an available utility grid to allow direct bypass of the critical load to the utility grid. This redundant functionality is provided in a single integrated package that can be scaled to a larger seamless power unit through Capstone's multipack feature. These units can also be combined with a heat recovery module or an absorption chiller to provide higher total output efficiency. Unlike current UPS products combined with reciprocating engines for backup, the low emissions Capstone Hybrid UPS product allows for continuous operation year round allowing customers the ability to receive a payback on their capital equipment investment.

        Capstone is working with the Department of Energy ("DOE") on two next generation technology roadmap programs, including a High Efficiency Microturbine with integral heat recovery and advanced AFA (Alumina Forming Austenitic) stainless steel material program in partnership with Oak Ridge National Laboratory (ORNL). The High Efficiency Microturbine with integral heat recovery is focused on improving microturbine electrical efficiency and overall system efficiency utilizing heat recovery. We are currently focusing efforts on the development of the C370 Dual Spool High Efficiency Microturbine with integral heat recovery system. In March 2013, Capstone successfully completed proof-of-concept testing of the low pressure spool also known as the C250 that produced >270 kW as part of the first phase of development. This allowed Capstone to successfully achieve Phase Gate 2 requirements of the DOE contract and proceed with high pressure spool development. Capstone also demonstrated and increased capability of the power electronics and electrical system required to support this higher power generator. The final phase of the program, which is expected to be completed during Fiscal 2016, will incorporate further engine efficiency improvements, resulting in a product design with a projected electrical efficiency of 42% and targeted power output of 370 kW. Improvements in efficiency are key to all markets as improved fuel efficiency benefits users through lower operating costs. AFA stainless steel is a material that offers superior oxidation and creep resistance to commercial heat-resistant steel alloys used in Capstone microturbines at a significantly reduced cost. In Fiscal 2015, we successfully completed the first of two long term endurance tests and have engaged industry partners on commercialization viability. In Fiscal 2017, we expect to complete the second endurance test, after which we will be positioned to make a commercialization decision.

Protecting our Intellectual Property Rights and Patents

        We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 103 U.S. and 34 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2015 and 2027.

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

        As of March 31, 2015, we had 236 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

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
  international markets;

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
  the strength of the U.S. dollar;

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

        We maintain two Credit and Security Agreements (the "Agreements"), with Wells Fargo Bank, National Association, ("Wells Fargo"), that provide us with a credit facility up to $15.0 million in the aggregate. At March 31, 2015, we had $13.0 million outstanding under this line of credit. Under this credit facility, we are required to satisfy specified financial and restrictive covenants. Failure to comply with these covenants could cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately or allow Wells Fargo to terminate the credit facility. In addition, we have pledged our accounts receivable, inventories, equipment, patents and other assets as collateral under the Agreements which would be subject to seizure by Wells Fargo if we were in default and unable to repay the indebtedness.

        Several times since entering into the Agreements, we have not been in compliance with certain covenants under the Agreements. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Agreements in response to the default. As of March 31, 2015, we were not in compliance with the annual net income financial covenant contained in the Agreements, as amended. On June 10, 2015, we received from Wells Fargo a waiver of such noncompliance. If we had not obtained the default waivers, or if we are ever again in noncompliance, we would not be able to draw additional funds under the credit facility. The Agreement also defines an event of default to include a material adverse effect on our business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

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

        Some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers, or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventories based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Additionally, if we fail to correctly anticipate our internal supply requirements, an undersupply of parts could limit our production capacity. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply of components or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation. We also outsource certain of our components internationally. As a result of outsourcing internationally, we may be subject to delays in delivery because of regulations associated with the import/export process, delays in transportation or regional instability.

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

        Adverse economic conditions may prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by adverse economic conditions.

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

        We derived approximately 11% and 17% of our revenue from Russia during Fiscal 2015 and Fiscal 2014, respectively. The continuation or escalation of the current geopolitical instability in Russia and Ukraine could negatively impact our operations, sales, and future growth prospects in that region. Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting certain oil and gas production related business activities with specified Russian and Ukrainian individuals and companies and requiring export licenses for certain of such activities. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia, the sanctions imposed by the U.S. government could be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine or elsewhere, our business, including revenue, profitability and cash flows, could be materially adversely affected. In addition, we are currently evaluating the impact of the executive orders on our relationships with vendors. If we are unable to conduct business with certain vendors, our operations in Russia and Ukraine could be materially adversely affected.

We cannot be certain of the future effectiveness of our internal controls over financial reporting. If we are unable to maintain effective internal controls over our financial reporting, investors may lose confidence in our ability to provide reliable and timely financial reports and the value of our common stock may decline.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting. Our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2014 because a material weakness was detected which related to our risk assessment process. Management determined that this material weakness was remediated during Fiscal 2015. Refer to Item 9A, "Controls and Procedures" for additional information. We may in the future identify further material weaknesses in our internal controls over financial reporting that we have not discovered to date. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

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

        Our accounts receivable balance, net of allowances, was $13.1million and $28.0 million as of March 31, 2015 and March 31, 2014, respectively. Days sales outstanding in accounts receivable (DSO) at the end of Fiscal 2015 was 40 days, compared with 70 days at the end of Fiscal 2014. We recorded bad debt expense of $10.1 million and $0.2 million during Fiscal 2015 and Fiscal 2014, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

Loss of a significant customer could have a material adverse effect on our results of operations.

        Horizon and BPC accounted for approximately 17% and 11%, respectively, of our revenue for Fiscal 2015. Additionally, Optimal accounted for 17% of net accounts receivable as of March 31, 2015. The loss of Horizon, BPC or any other significant customers could adversely affect our results of operations.

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

        At March 31, 2015, we had federal and state net operating loss carryforwards of approximately $626 million and $203 million, respectively, which may be utilized to reduce future taxable income,

subject to limitations under Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of leased office space, warehouse space and assembly and test space located at 21211 Nordhoff Street in Chatsworth, California. Our lease for those premises expires in September 2019, and we have one five-year option to extend the term of this lease. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in December 2017. Management believes our facilities are adequate for our current needs.

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

	High	Low
Year Ended March 31, 2015:
First Quarter	$2.32	$1.28
Second Quarter	$1.53	$1.03
Third Quarter	$1.08	$0.56
Fourth Quarter	$0.77	$0.59
Year Ended March 31, 2014:
First Quarter	$1.34	$0.82
Second Quarter	$1.52	$1.07
Third Quarter	$1.45	$1.12
Fourth Quarter	$2.60	$1.26

        As of June 8, 2015, the last reported sale price of our common stock on the Nasdaq Global Market was $0.55 per share.

Stockholders

        As of June 8, 2015, there were 560 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

Dividend Policy

        We currently intend to retain any earnings for use in our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. We have never declared or paid any cash dividends on our capital stock. In the future, the decision to pay any cash dividends will depend upon our results of operations, financial condition, cash flow and capital expenditure plans, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant. Additionally, the consent of Wells Fargo would be necessary in order for the Company to declare and pay a dividend in accordance with the terms of the Credit Agreements.

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

	Year Ended March 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations:
Revenue	$115,461	$133,105	$127,557	$109,371	$81,890
Cost of goods sold	97,174	111,409	113,172	103,944	82,427

Gross margin (loss)	18,287	21,696	14,385	5,427	(537)
Operating costs and expenses:
Research and development	9,679	9,029	8,979	8,237	6,986
Selling, general and administrative(1)	39,517	27,981	27,364	28,927	26,203
Loss from operations	(30,909)	(15,314)	(21,958)	(31,737)	(33,726)
Net loss	$(31,533)	$(16,256)	$(22,563)	$(18,764)	$(38,470)
Net loss per share of common stock—basic and diluted	$(0.10)	$(0.05)	$(0.07)	$(0.07)	$(0.16)

	As of March 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$32,221	$27,859	$38,817	$49,952	$33,456
Working capital	27,528	26,443	32,782	49,532	22,274
Total assets	78,927	84,118	87,338	99,792	87,019
Revolving credit facility	12,953	13,228	13,476	10,431	7,080
Capital lease/note payable obligations	496	645	594	433	297
Long-term liabilities	161	70	142	254	309
Stockholders' equity	$34,704	$34,093	$41,886	$58,617	$34,480

(1)
The Company recorded bad debt expense of approximately $10.1 million, $0.2 million, $0.3 million, $2.3 million and $0.2 million for the years ended March 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

Overview

        Capstone is the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (combined heat and power ("CHP") and combined cooling, heat and power ("CCHP")), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because Capstone microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

        During Fiscal 2015 our net loss increased by 93% to $31.5 million and our net loss per share increased by 100% to $0.10 compared to the same period last year. The increase in the net loss was primarily the result of lower revenue and accounts receivable allowance for two customers during Fiscal 2015 compared to the same period last year. Please see Results of Operations on page 34 for further discussion on the lower revenue and accounts receivable allowance. We continue to remain focused on improving our gross margin. Our gross margin was 16% for each of Fiscal 2015 and Fiscal 2014. While our year over year revenue decreased 13%, our gross margin rate remained flat compared to Fiscal 2014. During Fiscal 2015 we benefitted from our ongoing efforts in manufacturing cost reductions that were entirely offset by lower volume and lower average selling prices for our microturbines compared to the same period last year. Fiscal 2015 was characterized by lower revenue as our operational progress was eclipsed by challenging macroeconomic headwinds over the last year which included the dramatic downturn of the oil markets, a substantially stronger U.S. dollar making our products more expensive overseas and ongoing geopolitical tensions in Russia, North Africa and the Middle East; all of these factors negatively impacted our business.

        Capstone products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, marine and transportation). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our success in the oil and gas and other natural resources market, which continues to be a growing market worldwide is driven by our microturbines reliability, emissions profile and ease of installation. We have also seen increased interest in critical power supply solution applications as customers want solutions that can handle both primary and backup power. Capstone's transportation market, which utilizes microturbines for electric vehicle industries, is gaining interest as liquid natural gas becomes more readily available as a transportation fuel and emission regulations continue to be tightened on the diesel engine industry.

        We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely manages operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to Capstone's success are revenue growth, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

        To support our opportunities to grow in our targeted markets, we continue to enhance the reliability and performance of our products by regularly developing new processes and enhancing training to assist those who apply, install and use our products.

        An overview of our direction, targets and key initiatives follows:

  1)
  Focus on Vertical Markets    Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, marine and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors.

    During Fiscal 2015, we booked orders for 86.0 megawatts and shipped 91.4 megawatts of products, which combined with our backlog at March 31, 2014, resulted in 182.8 megawatts in backlog at the end of the fiscal year. Our product shipments in Fiscal 2015 were: 49% for use in natural resources applications, 44% for use in energy efficiency applications and 7% for use in renewable energy applications.

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

    Marine

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

  2)
  Sales and Distribution Channels    We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 97 distributors and Original Equipment Manufacturers ("OEMs"). In North America, we currently have 31 distributors and OEMs. Outside of North America, we currently have 66 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

  3)
  Service    We provide service primarily through our global distribution network. Together with our global distribution network we offer new and remanufactured parts as well as a comprehensive Factory Protection Plan ("FPP"). Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of Fiscal 2015 and Fiscal 2014 was $61.2 million and $47.2 million, respectively, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2029. Service revenue in Fiscal 2015 was approximately 9% of total revenue.

  4)
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

  5)
  New Product Development    Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability, reduce direct material costs, and be compliant with the new European grid interconnect requirements. We are also developing a more efficient microturbine CHP system with the DOE. The first phase of the development program has successfully achieved 270 kW with a prototype C250 engine. Capstone plans to continue development of the engine as well as power electronics and software controls required for successful commercialization. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program of which $3.9 million has been used through March 31, 2015.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to long-lived assets, including finite-lived intangible assets and fixed assets, bad debts, inventories, warranty obligations, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  •
  We evaluate the carrying value of long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the asset group. The estimated fair value of the assets are determined using the best information available. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives. The Company performed an analysis as of March 31, 2015 and determined that no impairment was necessary. See Note 5—Intangible Assets in the "Notes to Consolidated Financial Statements."

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

Results of Operations

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014

        Revenue    Revenue for Fiscal 2015 decreased $17.6 million, or 13%, to $115.5 million from $133.1 million for Fiscal 2014. The change in revenue for Fiscal 2015 compared to Fiscal 2014 included decreases in revenue of $12.3 million from the European market, $4.3 million from the African market, $3.9 million from the North American market and $1.5 million from the Asian market. The decrease in the European market was primarily the result of the continuing geopolitical instability in Russia and Ukraine and the effects of a stronger U.S. dollar making our product more expensive overseas compared to Fiscal 2014. The revenue decline during Fiscal 2015 in the North American market was primarily the result of a drop in the oil and gas market which has affected the timing of customer demand for our products compared to the same period last year. Revenue from the Asian and African markets decreased during Fiscal 2015 because of the impact of a decline in the oil and gas market and stronger U.S. dollar. These overall decreases in revenue were offset by increases in revenue of $3.6 million from the Australian market and $0.8 million from the South American market. The increase in the Australian and South American markets was primarily the result of our continued efforts to improve distribution channels.

        Megawatts shipped, microturbine units shipped and average revenue per unit decreased primarily as a result of lower sales volume and shift in product mix for our microturbines during Fiscal 2015 compared to the same period last year. Revenue from microturbine products during Fiscal 2015 decreased $19.4 million, or 18%, to $89.4 million from $108.8 million for Fiscal 2014. Microturbine megawatts shipped during Fiscal 2015 decreased 18.5 megawatts to 91.4 megawatts from 109.9 megawatts for Fiscal 2014. Microturbine units shipped during Fiscal 2015 decreased 51 units to 620 units from 671 units shipped during Fiscal 2014. Average revenue per unit shipped decreased for Fiscal 2015 to approximately $144,000 compared to approximately $162,000 per unit for Fiscal 2014. The decrease in average revenue per unit was primarily the result of a decrease in shipments of our C1000 Series systems partially offset by an increase in shipments of our C65 microturbines during Fiscal 2015 compared to the same period last year.

        For Fiscal 2015, revenue from our accessories, parts and service increased $1.8 million, or 7%, to $26.1 million from $24.3 million for Fiscal 2014. The increase in revenue resulted primarily from higher FPP contract enrollment and sales of microturbine parts, partially offset by lower sales of microturbine service work.

        The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

        The following table summarizes our revenue (revenue amounts in millions):

	Years Ended March 31,
	2015			2014
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$4.8	2.9	97	$5.6	3.7	124
C65	30.1	27.8	427	29.1	26.1	402
TA100	0.3	0.2	2	0.5	0.4	4
C200	7.1	6.6	33	14.8	12.6	63
C600	5.9	6.0	10	10.4	10.8	18
C800	8.3	8.8	11	10.1	11.2	14
C1000	32.7	39.0	39	38.1	45.0	45
Waste heat recovery generator	0.2	0.1	1	0.2	0.1	1
Unit upgrades	—	—	—	—	—	—

Total from Microturbine Products	$89.4	91.4	620	$108.8	109.9	671
Accessories, Parts and Service	26.1	—	—	24.3	—	—

Total	$115.5	91.4	620	$133.1	109.9	671

        Sales to Horizon Power Systems ("Horizon"), one of the Company's domestic distributors, accounted for 17%, 12% and 27% of our revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Sales to BPC Engineering ("BPC"), one of the Company's Russian distributors, accounted for 11%, 17% and 11% of our revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Sales to E-Finity Distributed Generation, LLC ("E-Finity), one of the Company's domestic distributors, accounted for 19% of our revenue for the year ended March 31, 2014.

        Gross Margin    Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $18.3 million, or 16% of revenue, for Fiscal 2015 compared to a gross margin of $21.7 million, or 16% of revenue, for Fiscal 2014. The change in the gross margin during Fiscal 2015 compared to Fiscal 2014 was driven by multiple factors including lower royalty expense of $1.2 million, lower production and service center labor and overhead expense of $1.0 million and lower warranty expense of $0.4 million. The positive impact of these factors was offset by the adverse impact of lower volume, lower average selling prices and a change in product mix for our microturbines of $5.0 million and higher inventory charges of $1.0 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead fixed and direct material costs as we work to achieve profitability and improving product performance.

        Royalty expense decreased $1.2 million during Fiscal 2015 compared to Fiscal 2014 as a result of a reduction in the predetermined fixed rate royalty. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier. The fixed rate royalty was reduced by 50% during the three months ended September 30, 2013 as a result of the contractual reduction.

        Production and service center labor and overhead expense decreased approximately $1.0 million during Fiscal 2015 compared to Fiscal 2014 primarily as the result of decreases in service center travel expense of approximately $0.3 million, facilities expense of $0.3 million, salaries expense of $0.2 million and supplies expense of $0.2 million.

        Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.4 million reflects a decrease in the standard warranty provision as a result of sales volume and a decrease in reliability repair programs during Fiscal 2015 compared to the prior year. Management expects warranty claim levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

        Inventory charges increased approximately $1.0 million during Fiscal 2015 compared to Fiscal 2014 primarily as a result of an allowance for slow-moving inventory related to our waste heat recovery generators.

        During the three months ended March 31, 2015, we shipped approximately $0.7 million of product to BPC. Given the uncertainty as to the collectability of the sale, revenue recognition on this shipment was deferred. However, as we do not have title to the product or rights to receive the product back in the event we are not paid, such amounts were expensed through cost of goods sold for Fiscal 2015.

        Research and Development Expenses    R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for Fiscal 2015 increased $0.7 million, or 8%, to $9.7 million from $9.0 million for Fiscal 2014. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. During Fiscal 2015 cost sharing benefits decreased approximately $0.9 million offset by a decrease of approximately $0.2 million in professional services expense. There were approximately $0.5 million of cost-sharing benefits for Fiscal 2015 and $1.4 million of such benefits for Fiscal 2014. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2016 to be slightly higher than in Fiscal 2015 as we continue product robustness and direct material cost reduction initiatives.

        Selling, General and Administrative ("SG&A") Expenses    SG&A expenses for Fiscal 2015 increased $11.5 million, or 41%, to $39.5 million from $28.0 million for Fiscal 2014. The net increase in SG&A expenses was comprised of increases of $9.9 million in bad debt expense, $0.9 million in salaries expense, $0.6 million in professional services expense, which includes legal expense, $0.4 million in marketing expense and $0.1 million in business travel expense, offset by a decreases of $0.2 million in facilities expense and $0.2 million in supplies expense. The increase in the bad debt expense was primarily the result of accounts receivable allowances recorded for BPC and Electro Mecanique Industries ("EMI"), one of the Company's distributors in the Middle East and Africa, during Fiscal 2015. During the three months ended March 31, 2015, we recorded approximately $7.1 million with respect to the accounts receivable allowance from BPC. We determined that the collectability of this accounts receivable balance was not reasonably assured based on BPC's recent payment history and because the impact of the steep decline of the Russian ruble could continue to negatively impact its ability to pay its outstanding accounts receivable balance. Also during three months ended September 30, 2014, we recorded approximately $2.6 million with respect to EMI. We determined that the collectability of this accounts receivable balance was not reasonably assured based on EMI's payment history. Excluding bad debt expense, management expects SG&A expenses in Fiscal 2016 to be higher than in Fiscal 2015 primarily as a result of expanding our aftermarket services, which may require paying incentive-based compensation to certain key Capstone employees in the event that Capstone achieves its planned results of operations.

        Interest Expense    Interest expense decreased $0.2 million, or 29%, to $0.5 million during Fiscal 2015 from $0.7 million during Fiscal 2014. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of March 31, 2015, we had total debt of $13.0 million outstanding under the Credit Facility.

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

        Income Tax Provision    Income tax expense decreased $0.1 million, or 50%, to $0.1 million during Fiscal 2015 from $0.2 million during Fiscal 2014. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of –0.4% differs from the federal and state blended statutory rate of approximately 37% primarily as a result of recording taxable losses. At March 31, 2015, we had federal and state net operating loss carryforwards of approximately $626 million and $202 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $246.8 million at March 31, 2015 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2014, the net deferred tax asset was fully reserved.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013

        Revenue    Revenue for Fiscal 2014 increased $5.5 million, or 4%, to $133.1 million from $127.6 million for Fiscal 2013. The change in revenue for Fiscal 2014 compared to Fiscal 2013 included increases in revenue of $15.2 million from the European market, $6.1 million from the African market and $2.3 million from the Asian market. The increase in the European market was primarily related to increased sales into the Russian natural resources vertical market. The increase in the African market was primarily the result of further market adoption of our products in this market. The increase in the Asian market was primarily because of an increase in average selling prices of microturbine units shipped in Asia during Fiscal 2014 compared to the same period last year. This overall increase in revenue was offset by decreases in revenue of $16.4 million from the North American market, $1.5 million from the South American market and $0.2 million from the Australian market. The decreases in the North American, South American and Australian markets were primarily the result of a shift in certain customers' project timelines compared to the same period last year.

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

        Sales to E-Finity accounted for 19% of our revenue for the year ended March 31, 2014. Sales to BPC accounted for 17%, 11% and 26% of our revenue for the years ended March 31, 2014, 2013 and 2012, respectively. Sales to Horizon accounted for 12%, 27% and 19% of our revenue for the years ended March 31, 2014, 2013 and 2012, respectively.

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

        Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $1.2 million reflected a decrease in reliability repair programs, offset by an increase in the per unit standard warranty provision as a result of sales mix and higher volume of units under warranty during Fiscal 2014 compared to the prior year.

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

(In thousands, except per share data)

	Year Ended March 31, 2015				Year Ended March 31, 2014
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$29,869	$30,084	$32,248	$23,260	$36,438	$37,003	$35,291	$24,373
Cost of goods sold	26,347	23,978	27,005	19,844	30,292	29,668	30,399	21,050

Gross margin	3,522	6,106	5,243	3,416	6,146	7,335	4,892	3,323
Operating expenses:
R&D	2,942	2,355	2,055	2,327	2,471	2,267	1,956	2,335
SG&A	14,702	7,508	9,543	7,764	6,781	6,991	6,641	7,568

Loss from operations	(14,122)	(3,757)	(6,355)	(6,675)	(3,106)	(1,923)	(3,705)	(6,580)

Net loss	$(14,298)	$(3,935)	$(6,529)	$(6,771)	$(3,381)	$(2,189)	$(3,888)	$(6,798)

Net loss per common share—basic and diluted	$(0.05)	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

        During the three months ended March 31, 2015, we recorded an allowance of approximately $1.2 million for slow-moving inventory related to our waste heat recovery generators. In addition, we shipped approximately $0.7 million of product to BPC during the three months ended March 31, 2015. Given the uncertainty as to the collectability of the sale, the revenue for this shipment was not recognized. Both transactions were included in cost of goods sold for the three months ended March 31, 2015.

        During the three months ended March 31, 2015, we recorded approximately $7.1 million with respect to the accounts receivable allowance from BPC. We determined that the collectability of this accounts receivable balance was not reasonably assured based on BPC's recent payment history and because the impact of the recent steep decline of the Russian ruble could continue to negatively impact its ability to pay its outstanding accounts receivable balance. During the three months ended September 30, 2014, we recorded approximately $2.6 million with respect to the accounts receivable balance from EMI. We determined that the collectability of this accounts receivable balance was not reasonably assured based on EMI's payment history. Both transactions were included in SG&A for the three months ended March 31, 2015 and September 30, 2014, respectively.

Liquidity and Capital Resources

        Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2016 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation.

        Our cash and cash equivalent balances increased $4.4 million during the year ended March 31, 2015, compared to a decrease of $11.0 million during the year ended March 31, 2014. The overall improvement in cash used during the year ended March 31, 2015 compared to the year ended March 31, 2014 was primarily the result of cash provided by financing activities.

        Operating Activities—During the year ended March 31, 2015, we used $23.0 million in cash in our operating activities, which consisted of a net loss for the period of $31.5 million and cash used for working capital of $11.9 million, offset by non-cash adjustments (primarily accounts receivable allowances, warranty provision, depreciation and amortization, stock-based compensation and inventory provision) of $20.4 million. During the year ended March 31, 2014, operating cash usage was $15.4 million, which consisted of a net loss for the period of $16.3 million and cash used for working capital of $9.7 million, offset by non-cash adjustments of $10.6 million.

        The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2015	2014
Net loss	$(31,533)	$(16,256)
Non-cash operating activities(1)	20,444	10,562
Changes in operating assets and liabilities:
Accounts receivable	4,761	(10,320)
Inventories	(7,125)	(784)
Accounts payable and accrued expenses	(5,960)	4,475
Other changes in operating assets and liabilities	(3,605)	(3,109)

Net cash used in operating activities	$(23,018)	$(15,432)

(1)
Represents accounts receivable allowances, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and change in fair value of warrant liability.

        The increase in net cash used in operating activities during Fiscal 2015 compared to Fiscal 2014 was primarily related to the increase in net loss, excluding non-cash operating activities, and lower accounts payable and accrued expenses offset by cash provided from accounts receivable and change in inventories. The change of accounts payable and accrued expenses was primarily the result of management's initiatives to reduce aged payables and the timing and level of inventory receipts compared to vendor payments. The change in accounts receivable was primarily the result of timing of cash receipts on lower revenue. The change in inventory was primarily because of higher finished goods as of March 31, 2015. The increase in non-cash operating activities during Fiscal 2015 was primarily the result of an accounts receivable allowance for BPC and EMI during Fiscal 2015 compared to the same period last year.

        Investing Activities    Net cash used in investing activities of $1.6 million and $1.2 million during the years ended March 31, 2015 and 2014 relates primarily to the acquisition of fixed assets.

        Financing Activities    During the year ended March 31, 2015, we generated approximately $29.0 million from financing activities compared to cash generated during the year ended March 31, 2014 of approximately $5.7 million. The funds generated from financing activities during the year ended March 31, 2015 were primarily from the proceeds related to our underwritten public offering described below. The funds generated from financing activities during the year ended March 31, 2014 were primarily the result of the exercise of warrants, described below which yielded $6.0 million in cash, offset by repayments under the Credit Facility. Net repayments under the Credit Facility were approximately $0.3 million during the year ended March 31, 2015 compared to net borrowings of approximately $0.2 million during the year ended March 31, 2014.

        Effective May 6, 2014, the Company completed an underwritten public offering in which it sold 18.8 million shares of the Company's common stock at a price of $1.70 per share less underwriting discounts and commissions. The shares were allocated to a single institutional investor. The net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $29.8 million.

        On October 31, 2013, an unsolicited exercise of warrants to purchase 4.7 million shares resulted in proceeds of approximately $6.0 million. Effective October 31, 2013, all remaining outstanding warrants expired.

        During the years ended March 31, 2015 and 2014, the amount of cash received from the exercise of stock options was approximately $0.3 million and $0.5 million, respectively. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.2 million of net cash used during the year ended March 31, 2015, compared with $0.1 million of net cash used during the year ended March 31, 2014.

        We maintain two Credit and Security Agreements, as amended (the "Agreements"), with Wells Fargo, which provide the Company with a line of credit of up to $15.0 million in the aggregate. The line of credit can be increased to an amount up to $20.0 million upon the request of the Company pursuant to the amendment described below (the "Credit Facility"). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company's business pursuant to the amendment described below. As of March 31, 2015 the Company had not requested that the maximum line amount be increased to an aggregate of $20.0 million pursuant to the Agreements. The amount actually available to us may be less and may vary from time to time depending on, among other factors, the amount of eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. One of the Agreements will terminate in accordance with its terms on September 1, 2017, and the other one will terminate on September 30, 2017. As of March 31, 2015 and March 31, 2014, $13.0 million and $13.2 million in borrowings were outstanding, respectively, under the Credit Facility.

        The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo's consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, our capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of our assets, (f) change our accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company's financial performance, and (iii) limitations on our annual capital expenditures.

        Several times since entering into the Agreements we were not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

  •
  On September 16, 2014, the Company entered into a letter agreement (the "Letter Agreement") with Wells Fargo. The Letter Agreement extended the maturity date under the Company's Credit and Security Agreement (Ex-Im Subfacility) from September 30, 2014 to September 1, 2017. The Letter Agreement also, among other things, changed the annual facility fee due to Wells Fargo under the Credit and Security Agreement (Ex-Im Subfacility) and revised the calculation of Capstone's borrowing base under the portion of the Credit Facility established by the Credit and Security Agreement (Ex-Im Subfacility) to increase the borrowing limit related to inventory.

  •
  As of September 30, 2014, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company's annual net income for Fiscal 2015. On November 3, 2014, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for Fiscal 2015.

  •
  As of March 31, 2015, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company's annual net income for Fiscal 2015. On June 10, 2015, the Company received from Wells Fargo a waiver of such noncompliance, and the Company and Wells Fargo entered into an amendment to the Agreements which set the financial covenants for Fiscal 2016. As a condition of the amended Agreements, the Company has restricted $5.0 million of cash effective June 10, 2015 as additional security for the Credit Facility.

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

        Management has the ability to manage certain operating assets and liabilities, specifically the procurement of inventory and timing of payments of accounts payable, capital expenditures and certain operating expenses depending on the results of its operations to extend its cash and cash equivalents. Management believes that existing cash and cash equivalents are sufficient to meet our anticipated cash needs for at least the next twelve months. In the event that our anticipated cash needs change, it is possible that we may need to raise additional capital in the future. We could seek to raise funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

        Our accounts receivable balance, net of allowances, was $13.1 million and $28.0 million as of March 31, 2015 and March 31, 2014, respectively. Accounts receivable days sales outstanding ("DSO") decreased by 30 days to 40 days as of March 31, 2015 compared to 70 days as of March 31, 2014. The change in DSO was largely the result of an accounts receivable allowance and timing of cash receipts on lower sales during the period. During the three months ended March 31, 2015, we recorded bad debt expense of approximately $7.1 million with respect to BPC. We determined that the collectability of their accounts receivable balance was not reasonably assured based on BPC's recent payment history and because the impact of the steep decline of the Russian ruble could continue to negatively impact its ability to pay its outstanding accounts receivable balance. Also during the three months ended September 30, 2014 we recorded bad debt expense of approximately $2.6 million with respect to EMI. We determined that the collectability of their accounts receivable balance was not reasonably assured based on EMI's payment history. We recorded bad debt expense of $10.1 million, $0.2 million and $0.3 million for the years ended March 31, 2015, 2014 and 2013, respectively.

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

Contractual Obligations and Commercial Commitments

        At March 31, 2015, our commitments under notes payable, capital leases and non-cancelable operating leases were as follows (in thousands):

	Payment Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations:
Notes payable and capital lease obligations	$496	$407	$89	$—	$—
Operating lease obligations	7,005	1,988	3,439	1,578	—
Revolving credit facility	12,953	12,953	—	—	—

Total	$20,454	$15,348	$3,528	$1,578	$—

        As of March 31, 2015, we had firm commitments to purchase inventories of approximately $35.2 million through Fiscal 2017. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

        Agreements we have with some of our distributors require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in product technology could result and yield costs if significant amounts of inventory are held at distributors. As of March 31, 2015, no significant inventories were held at distributors.

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

Inflation

        Inflation did not have a material impact on our results of operations or financial condition for the fiscal years ended March 31, 2015, 2014 and 2013. In an effort to offset the adverse impact of inflation on earnings, we have historically raised selling prices on all products, parts, accessories and services. However, any future adverse impact of inflation on our raw materials and energy costs may not be similarly recoverable through our selling price increases.

Impact of Recently Issued Accounting Standards

        In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2015-03, Interest—Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB's current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. We are currently evaluating the potential impacts the new standard will have on our reporting process.

        In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impacts the new standard will have on our reporting process.

        In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the potential impacts of the new standard on our existing stock-based compensation plans.

        In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

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

Interest

        Our exposure to changes in the interest rates results primarily from our Credit Facility borrowings. As of March 31, 2015 we had $13.0 million of outstanding indebtedness subject to interest rate fluctuations. Based on these borrowings as of March 31, 2015, a hypothetical 100 basis point increase in the then current LIBOR rate would increase our interest expense by $0.1 million on an annual basis. The level of outstanding indebtedness fluctuates from period to period and therefore could result in additional interest.

Item 8.    Financial Statements and Supplementary Data.

        Our Consolidated Financial Statements and Financial Statement Schedule included in this Form 10-K beginning at page F-1 are incorporated in this Item 8 by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        In connection with the preparation of this Form 10-K for the year ended March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2015 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms prescribed by the SEC. Additionally, such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

        We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the 1992 framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the remediation steps to address the material weakness in internal control over financial reporting described below.

Remediation of Material Weakness

        As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, although there were no material errors that resulted from control deficiencies, we identified a material weakness in our risk assessment process, specifically our internal controls related to the design of control activities involving FPP revenue, inventory and cost of goods sold as it relates to inventory. We have remediated all three of the measures related to the material weakness by enhancing the procedures related to (a) the design of control activities with respect to the completeness and accuracy of our FPP revenue calculation, (b) the adequacy of documentation with respect to certain judgmental determinations used in the inventory reserve analysis and (c) the investigation of inventory discrepancies through subcontractor year-end verification. Management is committed to improving the Company's internal control processes and believes the remediation measures have strengthened the design and operating effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Capstone Turbine Corporation

        We have audited Capstone Turbine Corporation's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capstone Turbine Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Capstone Turbine Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capstone Turbine Corporation and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2015, and our report dated June 15, 2015 expressed an unqualified opinion of those consolidated financial statements.

(signed) KPMG LLP

Los Angeles, California
June 15, 2015

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Information contained under the caption "Proposal 1: Election of Directors to the Board of Directors" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Executive Officers

        Information contained under the caption "Executive Officers of the Company" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

        Information contained under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Code of Ethics

        Information contained under the caption "Other Information—Code of Business Conduct and Code of Ethics" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Stockholder Nominees

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Director Recommendation and Nomination Process" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Audit and Compliance Committee

        Information contained under the caption "Governance of the Company and Practices of the Board of Directors—Board Committees—Audit Committee" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information contained under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        Information contained under the caption "Securities Authorized for Issuance under Equity Compensation Plans" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

        Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information contained under the captions "Other Information—Related Person Transactions Policies and Procedures" and "Governance of the Company and Practices of the Board of Directors—Board of Directors; Leadership Structure" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Firm Fees and Services.

        Information contained under the caption "Fees and Services of the Independent Registered Public Accounting Firm" included in our proxy statement relating to our 2015 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    1. and 2. Financial statements and financial statement schedule

        The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

(a)    3. Index to Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)
2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(b)
2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(b)
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(d)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation(e)
4.1	Specimen stock certificate(f)
4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(g)
4.3	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(h)
4.4	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 30, 2012(i)
4.5	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)
4.6	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(j)
4.7	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(b)
4.8	Amendment No. 3 to Rights Agreement, dated July 1, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(k)
4.9	Amendment No. 4 to Rights Agreement, dated August 5, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(l)

Exhibit Number		Description
10.1		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(m)
10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(m)
10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)
10.4		Third Amendment to Lease, dated July 31, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(l)
10.5		Fourth Amendment to Lease, dated September 30, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(o)
10.6
Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(p)
10.7	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan as amended and restated effective August 30, 2012(q)
10.8	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(r)
10.9	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(s)
10.10	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(t)
10.11		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(u)
10.12		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011(b)
10.13		Form of Investor Agreement, dated September 18, 2012, between Capstone Turbine Corporation and an investor in the 2012 registered direct offering(v)
10.14		Form of Investor Letter Agreement, dated February 21, 2013, between Capstone Turbine Corporation and investors in the 2012 registered direct offering(w)
10.15		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(x)
10.16		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(x)
10.17		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(x)
10.18		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(y)

Exhibit Number		Description
10.19		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(s)
10.20		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(z)
10.21		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(aa)
10.22		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(bb)
10.23		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(b)
10.24		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(cc)
10.25		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(dd)
10.26		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(ee)
10.27		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013(p)
10.28		Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014(ff)
10.29		Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014(gg)
10.30		Letter Agreement, dated September 16, 2014, between by and between Capstone Turbine Corporation and Wells Fargo Bank, NA(hh)
10.31		Thirteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014(ii)
10.32		Fourteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 10, 2015
10.33	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(jj)
10.34	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(kk)
10.35	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(ll)
10.36	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(ll)
10.37	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(ll)
10.38	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(x)

Exhibit Number		Description
10.39	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(mm)
10.40	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(mm)
10.41	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(mm)
10.42	*	Form of Inducement Stock Option Agreement(nn)
10.43	*	Form of Inducement Restricted Stock Unit Agreement(nn)
10.44	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(ee)
10.45	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015
10.46	*	Consulting Agreement with Mark Gilbreth, dated April 1, 2013(p)
10.47		Underwriting Agreement dated May 1, 2014 by and between the Company and Cowen and Company, LLC, as representative of the several underwriters(oo)
10.48	*	Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010
14.1		Code of Business Conduct(ff)
14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(ff)
21		Subsidiary List(b)
23		Consent of KPMG LLP
24		Power of Attorney (included on the signature page of this Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
101.DEF		XBRL Definition Linkbase Document

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

(i)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 6, 2012 (File No. 001-15957).

(j)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(k)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 2, 2014 (File No. 001-15957).

(l)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on August 5, 2014 (File No. 001-15957).

(m)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).

(n)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 6, 2014 (File No. 001-15957).

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

(ff)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).

(gg)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957).

(hh)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 19, 2014 (File No. 001-15957).

(ii)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-15957).

(jj)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).

(kk)
Incorporated by reference to Appendix B to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).

(ll)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(mm)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(nn)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).

(oo)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2015 and 2014	F-3
For the years ended March 31, 2015, 2014 and 2013:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2015, 2014 and 2013:
Schedule II—Valuation and Qualifying Accounts	F-34

        Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Capstone Turbine Corporation:

        We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Turbine Corporation and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capstone Turbine Corporation's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 15, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP

Los Angeles, California
June 15, 2015

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2015	March 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$32,221	$27,859
Accounts receivable, net of allowances of $11,041 at March 31, 2015 and $2,246 at March 31, 2014	13,120	28,019
Inventories	23,097	18,102
Prepaid expenses and other current assets	3,063	2,217

Total current assets	71,501	76,197

Property, plant and equipment, net	3,523	2,891
Non-current portion of inventories	2,258	2,938
Intangible assets, net	1,337	1,790
Other assets	308	302

Total	$78,927	$84,118

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$22,266	$28,577
Accrued salaries and wages	2,113	1,883
Accrued warranty reserve	3,183	2,965
Deferred revenue	3,051	2,657
Revolving credit facility	12,953	13,228
Current portion of notes payable and capital lease obligations	407	444

Total current liabilities	43,973	49,754

Long-term portion of notes payable and capital lease obligations	89	201
Other long-term liabilities	161	70
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized, 331,635,840 shares issued and 330,379,962 shares outstanding at March 31, 2015; 311,520,567 shares issued and 310,377,293 shares outstanding at March 31, 2014	332	312
Additional paid-in capital	837,650	805,342
Accumulated deficit	(801,764)	(770,231)
Treasury stock, at cost; 1,255,878 shares at March 31, 2015 and 1,143,274 shares at March 31, 2014	(1,514)	(1,330)

Total stockholders' equity	34,704	34,093

Total	$78,927	$84,118

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2015	2014	2013
Revenue	$115,461	$133,105	$127,557
Cost of goods sold	97,174	111,409	113,172

Gross margin	18,287	21,696	14,385
Operating expenses:
Research and development	9,679	9,029	8,979
Selling, general and administrative	39,517	27,981	27,364

Total operating expenses	49,196	37,010	36,343

Loss from operations	(30,909)	(15,314)	(21,958)
Other (expense) income	41	(20)	25
Interest expense	(548)	(712)	(717)
Change in fair value of warrant liability	—	10	781

Loss before income taxes	(31,416)	(16,036)	(21,869)
Provision for income taxes	117	220	694

Net loss	$(31,533)	$(16,256)	$(22,563)

Net loss per common share—basic and diluted	$(0.10)	$(0.05)	$(0.07)

Weighted average shares used to calculate basic and diluted net loss per common share	328,012	307,060	302,168

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock				Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2012	300,315,313	$300	$790,901	$(731,412)	997,820	$(1,172)	$58,617
Purchase of treasury stock	—	—	—	—	40,883	(40)	(40)
Vested restricted stock awards	469,911	—	—	—	—	—	—
Stock-based compensation	—	—	1,500	—	—	—	1,500
Employee stock purchases	22,478	1	20	—	—	—	21
Stock awards to Board of Directors	103,574	—	101	—	—	—	101
Issuance of common stock upon exercise of put option	4,750,000	5	4,245	—	—	—	4,250
Net loss	—	—	—	(22,563)	—	—	(22,563)

Balance, March 31, 2013	305,661,276	$306	$796,767	$(753,975)	1,038,703	$(1,212)	$41,886
Purchase of treasury stock	—	—	—	—	104,571	(118)	(118)
Vested restricted stock awards	407,845	—	—	—	—	—	—
Stock-based compensation	—	—	2,031	—	—	—	2,031
Exercise of stock options and employee stock purchases	357,619	1	479	—	—	—	480
Stock awards to Board of Directors	368,827	—	116	—	—	—	116
Warrants exercised	4,725,000	5	5,949	—	—	—	5,954
Net loss	—	—	—	(16,256)	—	—	(16,256)

Balance, March 31, 2014	311,520,567	$312	$805,342	$(770,231)	1,143,274	$(1,330)	$34,093
Purchase of treasury stock	—	—	—	—	112,604	(184)	(184)
Vested restricted stock awards	582,528	—	—	—	—	—	—
Stock-based compensation	—	—	2,119	—	—	—	2,119
Exercise of stock options and employee stock purchases	342,860	1	319	—	—	—	320
Stock awards to Board of Directors	364,885	—	117	—	—	—	117
Issuance of common stock, net of issuance costs	18,825,000	19	29,753	—	—	—	29,772
Net loss	—	—	—	(31,533)	—	—	(31,533)

Balance, March 31, 2015	331,635,840	$332	$837,650	$(801,764)	1,255,878	$(1,514)	$34,704

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(31,533)	$(16,256)	$(22,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,697	2,323	2,820
Amortization of deferred financing costs	196	223	148
Accounts receivable allowances	10,138	242	276
Inventory provision	2,810	1,509	1,307
Provision for warranty expenses	3,463	3,903	5,129
Net (gain) loss on disposal of equipment	(96)	225	41
Stock-based compensation	2,236	2,147	1,601
Change in fair value of warrant liability	—	(10)	(781)
Changes in operating assets and liabilities:
Accounts receivable	4,761	(10,320)	359
Inventories	(7,125)	(784)	(2,878)
Prepaid expenses and other current assets	(1,075)	470	587
Accounts payable and accrued expenses	(5,960)	4,475	1,221
Accrued salaries and wages and long term liabilities	321	90	(107)
Accrued warranty reserve	(3,245)	(3,237)	(4,324)
Deferred revenue	394	(432)	94

Net cash used in operating activities	(23,018)	(15,432)	(17,070)

Cash Flows from Investing Activities:
Expenditures for property and equipment	(1,606)	(1,179)	(1,213)

Net cash used in investing activities	(1,606)	(1,179)	(1,213)

Cash Flows from Financing Activities:
Net (repayments of) proceeds from revolving credit facility	(275)	(248)	3,045
Repayment of notes payable and capital lease obligations	(647)	(415)	(128)
Net proceeds from (cash used in) employee stock-based transactions	136	362	(19)
Proceeds from exercise of common stock warrants and put options	29,772	5,954	4,250

Net cash provided by financing activities	28,986	5,653	7,148

Net increase (decrease) in Cash and Cash Equivalents	4,362	(10,958)	(11,135)
Cash and Cash Equivalents, Beginning of Year	27,859	38,817	49,952

Cash and Cash Equivalents, End of Year	$32,221	$27,859	$38,817

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$354	$506	$588
Income taxes	$129	$246	$635
Supplemental Disclosures of Non-Cash Information::
Acquisition of property and equipment through accounts payable	$154	$7	$26
Renewal of insurance contracts which was financed by notes payable	$447	$491	$476
Acquisition of property and equipment in consideration for the issuance of a note payable	$418	$158	$306

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

        The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's net loss from operations for the Fiscal years ended 2015, 2014 and 2013 was $30.9 million, $15.3 million and $22.0 million, respectively. The lower than expected revenue during Fiscal 2015 and an increase in accounts receivable allowance provided for two customers was the primary cause of the increase in the net loss from operations. The Company's cash and cash equivalents as of March 31, 2015 and 2014 were $32.2 million and $27.9 million, respectively. The Company's working capital requirements during Fiscal 2015 were higher than planned primarily as a result of lower than anticipated inventory turns and reductions to accounts payable as a result of payments made by the Company. Additionally, the Company did not fully achieve its planned number of product shipments primarily as a result of continuing geopolitical instability in Russia and Ukraine, the dramatic downturn of the oil and gas markets and a substantially stronger U.S. dollar making our products more expensive overseas.

        Management has the ability to manage certain operating assets and liabilities, specifically the procurement of inventory and timing of payments of accounts payable, capital expenditures and certain operating expenses depending on the results of its operations to extend its cash and cash equivalents. Management believes that existing cash and cash equivalents are sufficient to meet the Company's anticipated cash needs for at least the next twelve months. In the event that our anticipated cash needs change, it is possible that the Company may need to raise additional capital in the future. The Company may seek to raise funds by selling additional securities to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

        Accounts Receivable    Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances.

        Inventories    The Company values inventories at first in first out ("FIFO") basis and lower of cost or market. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company's products. All inventories expected to be used in more than one year are classified as long-term. Inventory charges increased approximately $1.0 million during Fiscal 2015 compared to Fiscal 2014 primarily as a result of an allowance for slow-moving inventory related to the waste heat recovery generators.

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

        Long-Lived Assets    The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2015 and determined that no impairment was necessary. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. See Note 5—Intangible Assets.

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

        Revenue from the sale of products, parts and accessories is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Assuming all other revenue recognition criteria have been met, if it is determined that collection is not reasonably assured, revenue will not be recognized until collectability is reasonably assured, which is generally upon receipt of payment. Management's estimates regarding the collectability of a particular sale may impact the timing of actual revenue recognized each period.

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

        Research and Development ("R&D")    The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $0.5 million, $1.4 million and $1.7 million for the years ended March 31, 2015, 2014 and 2013, respectively.

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

        Risk Concentrations    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2015, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $32.0 million as of March 31, 2015. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

        Sales to Horizon Power Systems ("Horizon"), one of the Company's domestic distributors, accounted for 17%, 12% and 27% of our revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Sales to BPC Engineering ("BPC"), one of the Company's Russian distributors, accounted for 11%, 17% and 11% of our revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Sales to E-Finity Distributed Generation, LLC ("E-Finity), one of the Company's domestic distributors, accounted for 19% of our revenue for the year ended March 31, 2014. Additionally, Optimal Group Australia Pty Ltd, one of the Company's Australian distributors, accounted for 17% of net accounts receivable as of March 31, 2015. BPC, Electro Mecanique Industries ("EMI"), one of the Company's distributors in the Middle East and Africa, and E-Finity accounted for 26%, 18% and 16%, respectively, of net accounts receivable as of March 31, 2014.

        During the three months ended March 31, 2015, the Company recorded approximately $7.1 million with respect to the accounts receivable allowance from BPC. The Company determined that the collectability of this accounts receivable balance was not reasonably assured based on BPC's payment history and because the impact of the recent steep decline of the Russian ruble could continue to negatively impact its ability to pay its outstanding accounts receivable balance. During the three months ended September 30, 2014, the Company recorded approximately $2.6 million with respect to the accounts receivable balance from EMI. The Company determined that the collectability of this accounts receivable balance was not reasonably assured based on EMI's payment history. The Company recorded bad debt expense of approximately $10.1 million, $0.2 million and $0.3 million for the years ended March 31, 2015, 2014 and 2013, respectively.

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

        Net Loss Per Common Share    Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2015, 2014 and 2013 were 13.2 million, 12.9 million and 11.8 million, respectively. Outstanding restricted stock units at March 31, 2015, 2014 and 2013 were 1.9 million, 2.1 million and 1.5 million, respectively. As of March 31, 2015 and 2014, the Company did not have any warrants outstanding. As of March 31, 2013, the number of warrants excluded from diluted net loss per common share computations was approximately 26.5 million.

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

        Segment Reporting    The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company's customers (in thousands):

	Year Ended March 31,
	2015	2014	2013
United States	$48,890	$58,432	$57,001
Mexico	14,468	8,956	22,581
All other North America	331	196	4,370

Total North America	63,689	67,584	83,952
Russia	12,978	23,216	13,827
All other Europe	15,707	17,820	12,036

Total Europe	28,685	41,036	25,863
Asia	9,257	10,728	8,473
Australia	8,832	5,275	5,461
All other	4,998	8,482	3,808

Total Revenue	$115,461	$133,105	$127,557

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the Company's revenue by product (in thousands):

	Year Ended March 31,
	2015	2014	2013
C30	$4,804	$5,623	$6,756
C65	30,118	29,107	22,899
TA100	318	460	1,485
C200	7,120	14,754	18,099
C600	5,848	10,374	12,384
C800	8,319	10,127	5,324
C1000	32,685	38,141	35,571
Waste heat recovery generator	155	180	—
Unit upgrades	—	—	129

Total from Microturbine Products	89,367	108,766	102,647
Accessories, Parts and Service	26,094	24,339	24,910

Total	$115,461	$133,105	$127,557

        Substantially all of the Company's operating assets are in the United States.

        Recent Accounting Pronouncements    In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2015-03, Interest—Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB's current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. We are currently evaluating the potential impacts the new standard will have on our reporting process.

        In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is evaluating the potential impacts the new standard will have on its reporting process.

        In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

3. Inventories

        Inventories are valued on a FIFO basis and lower of cost or market and consisted of the following as of March 31, 2015 and 2014 (in thousands):

	2015	2014
Raw materials	$19,955	$19,080
Work in process	—	5
Finished goods	5,400	1,955

Total	25,355	21,040
Less non-current portion	(2,258)	(2,938)

Current portion	$23,097	$18,102

        The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of March 31, 2015 is 2.0 years. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2015 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-current Inventory Balance Expected to be Used
13 to 24 months	$1,544
25 to 36 months	557
37 to 48 months	157

Total	$2,258

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment

        Property, plant and equipment as of March 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014	Estimated Useful Life
Machinery, rental equipment, equipment, automobiles and furniture	$20,873	$20,665	2 - 10 years
Leasehold improvements	9,760	9,731	10 years
Molds and tooling	3,722	5,138	2 - 5 years

	34,355	35,534
Less, accumulated depreciation	(30,832)	(32,643)

Total property, plant and equipment, net	$3,523	$2,891

        Depreciation expense for property, plant and equipment was $1.2 million, $1.8 million and $2.3 million for the years ended March 31, 2015, 2014 and 2013, respectively.

5. Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2015
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,585	$115
Technology	10 years	2,240	1,157	1,083
Parts and service customer relationships	5 years	1,080	1,080	—
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—

Total		$8,196	$6,859	$1,337

	March 31, 2014
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,536	$164
Technology	10 years	2,240	933	1,307
Parts and service customer relationships	5 years	1,080	900	180
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—

Total		$8,196	$6,406	$1,790

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets (Continued)

        Amortization expense for the intangible assets was $0.5 million for each of the years ended March 31, 2015, 2014 and 2013.

        Expected future amortization expense of intangible assets as of March 31, 2015 is as follows (in thousands):

Year Ending March 31,	Amortization Expense
2016	$332
2017	352
2018	242
2019	224
2020	187
Thereafter	—

Total expected future amortization	$1,337

        The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated ("Solar"). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $71,100, $83,000, and $76,700 were earned by Solar for the years ended March 31, 2015, 2014 and 2013, respectively. Earned royalties of approximately $19,300 and $20,700 were unpaid as of March 31, 2015 and 2014, respectively, and are included in accrued expenses in the accompanying balance sheets.

6. Accrued Warranty Reserve

        Changes in the accrued warranty reserve are as follows as of March 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance, beginning of the period	$2,965	$2,299	$1,494
Standard warranty provision	3,516	2,857	3,874
Changes for accrual related to reliability repair programs	(53)	1,046	1,255
Deductions for warranty claims	(3,245)	(3,237)	(4,324)

Balance, end of the period	$3,183	$2,965	$2,299

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Deferred Revenue

        Changes in deferred revenue are as follows as of March 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
FPP Balance, beginning of the period	$2,061	$1,412	$1,167
FPP Billings	9,773	7,689	5,884
FPP Revenue recognized	(9,343)	(7,040)	(5,639)

Balance attributed to FPP contracts	2,491	2,061	1,412
Deposits	560	596	1,677

Deferred revenue balance, end of the period	$3,051	$2,657	$3,089

        Comprehensive FPP deferred revenue represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

8. Income Taxes

        Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes for the year ended March 31, 2015 was $0.1 million, which was related to state income and foreign taxes. The Company did not have current federal income taxes for the year ended March 31, 2015.

        Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Federal income tax at the statutory rate	$(10,681)	$(5,452)	$(7,436)
State taxes, net of federal effect	(671)	(93)	(661)
Foreign taxes	33	134	675
R&D tax credit	(392)	37	(1,157)
Impact of state rate change	(2,627)	492	838
Warrant liability	—	(3)	(299)
Expiring NOL	3,865	1,543	—
Valuation allowance	10,583	3,614	(1,877)
Excess tax benefit—stock compensation	—	—	10,383
Other	7	(52)	228

Income tax expense (benefit)	$117	$220	$694

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        The Company's deferred tax assets and liabilities consisted of the following at March 31, 2015 and 2014 (in thousands):

	2015	2014
Deferred tax assets:
Inventories	$3,323	$2,152
Warranty reserve	1,217	1,051
Bad debt reserve	4,223	803
Deferred revenue	953	731
Net operating loss ("NOL") carryforwards	218,826	214,071
Tax credit carryforwards	18,860	18,369
Depreciation, amortization and impairment loss	3,231	3,631
Other	5,154	4,477

Deferred tax assets	255,787	245,285
Valuation allowance for deferred tax assets	(246,753)	(236,169)

Deferred tax assets, net of valuation allowance	9,034	9,116
Deferred tax liabilities:
Federal benefit of state taxes	(9,034)	(9,116)

Net deferred tax assets	$—	$—

        Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for Fiscal 2015, 2014 and 2013 was $10.6 million, $3.6 million and $1.9 million, respectively.

        The Company's NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2015 were as follows (in thousands):

	Amount	Expiration Period
Federal NOL	$625,918	2018 - 2035
State NOL	$202,275	2014 - 2035
Federal tax credit carryforwards	$9,684	2018 - 2035
State tax credit carryforwards	$9,176	Indefinite

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

Approximately $27.7 million of the Company's federal and state NOL carryforwards as of March 31, 2015 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. In accordance with the reporting requirements under ASC 718, we did not include approximately $10.0 million of excess windfall tax benefits resulting from stock option exercises as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to those windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carry forwards excluded under ASC 718 was approximately $10.0 million at March 31, 2015. When realized, those excess windfall tax benefits are credited to additional paid-in capital.

        Accounting Standards Codification ("ASC") 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management's evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2015 and 2014 was $2.6 million and $2.4 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2015 or March 31, 2014. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2015 and March 31, 2014 was $2.6 million and $2.4 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2015 and 2014 was $9.7 million and $9.2 million, and $9.5 million and $9.6 million, respectively.

        A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2012	$2,148
Gross decrease related to prior year tax positions	(100)
Gross increase related to prior year tax positions	222
Gross increase related to current year tax positions	148
Lapse of statute of limitations	—

Balance at March 31, 2013	$2,418
Gross decrease related to prior year tax positions	(93)
Gross increase related to prior year tax positions	1
Gross increase related to current year tax positions	115
Lapse of statute of limitations	—

Balance at March 31, 2014	$2,441
Gross increase related to prior year tax positions	11
Gross increase related to current year tax positions	112
Lapse of statute of limitations	—

Balance at March 31, 2015	$2,564

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2010. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2015. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

9. Stockholders' Equity

        The following table summarizes, by statement of operations line item, stock-based compensation expense for the years ended March 31, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Cost of goods sold	$113	$43	$92
Research and development	328	562	319
Selling, general and administrative	1,795	1,542	1,190

Stock-based compensation expense	$2,236	$2,147	$1,601

2000 Equity Incentive Plan

        In June 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan"). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 27,980,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee's authority includes determining the number of incentive awards and vesting provisions. As of March 31, 2015, there were 3,206,800 shares available for future grant.

Stock Options

        The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized is reduced by estimated forfeitures. Management's estimate of forfeitures is based on historical forfeitures. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for fiscal year ended March 31, 2015, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at March 31, 2014	12,851,688	$1.27
Granted	1,085,800	$1.43
Exercised	(322,241)	$0.94
Forfeited, cancelled or expired	(451,884)	$1.66

Options outstanding at March 31, 2015	13,163,363	$1.28	3.9	—
Options fully vested at March 31, 2015 and those expected to vest beyond March 31, 2015	13,163,363	$1.28	3.9	—
Options exercisable at March 31, 2015	10,568,511	$1.30	3.3	—

Black-Scholes Model Valuation Assumptions

        The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation method and the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2015	2014	2013
Risk-free interest rates	1.8%	0.9%	0.8%
Expected lives (in years)	5.7	5.7	5.7
Dividend yield	—%	—%	—%
Expected volatility	77.0%	77.3%	79.8%
Weighted average grant date fair value of options granted during the period	$0.94	$0.60	$0.67

        The Company's computation of expected volatility for the fiscal years ended March 31, 2015, 2014 and 2013 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options' expected term.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

        The following table provides additional information on stock options for the Company's fiscal years ended March 31, 2015, 2014 and 2013:

	Fiscal Year Ended March 31,
	2015	2014	2013
Stock option compensation expense (in thousands)	$1,071	$1,117	$942
Cash received for exercise price (in thousands)	$302	$464	—
Intrinsic value (in thousands)	$129	$225	—
Weighted average grant date fair value of options exercised during the period	$1.34	$1.35	—

        As of March 31, 2015, there was approximately $1.6 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.3 years.

Restricted Stock Units and Performance Restricted Stock Units

        The Company issues restricted stock units under the 2000 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company's common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized is reduced by estimated forfeitures. The Company's estimate of forfeitures is based on historical forfeitures. The restricted stock units vest in equal installments over a period of four years. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock and performance restricted stock unit ("PRSU") activity:

Restricted Stock and Performance Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2014	2,061,224	$1.11
Granted	974,236	$1.37
Vested and issued	(828,136)	$1.13
PRSU adjustments	(200,000)	$1.56
Forfeited	(138,750)	$1.14

Nonvested restricted stock units outstanding at March 31, 2015	1,868,574	$1.19

Restricted stock units expected to vest beyond March 31, 2015	1,760,706	$1.19

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

        The following table provides additional information on restricted stock units for the Company's fiscal years ended March 31, 2015, 2014 and 2013:

	Fiscal Year Ended March 31,
	2015	2014	2013
Restricted stock compensation expense (in thousands)	$1,048	$914	$558
Aggregate fair value of restricted stock units vested and issued (in thousands)	$1,206	$806	$560
Weighted average grant date fair value of restricted stock units granted during the period	$1.33	$1.09	$1.00

        As of March 31, 2015, there was approximately $1.4 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.1 years.

        PRSU activity is included in the above restricted stock units tables. In May 2014, the Compensation Committee of the Company's Board of Directors approved the new Performance Restricted Stock Unit Program, which is applicable to certain senior employees. The Compensation Committee granted 200,000 PRSUs to the Chief Executive Officer under the 2000 Plan. The Chief Executive Officer is the only participant for Fiscal 2015. For the first year of the program, the PRSU grant for the Chief Executive Officer is broken out into two performance measurement periods. The first performance measurement period began on April 1, 2014 and will end on March 31, 2016; the second performance measurement period has a three-year term that began on April 1, 2014 and will end on March 31, 2017. Any earned PRSU awards will vest 50% after the end of the applicable performance measurement period and 50% one year thereafter.

        The weighted average per share grant date fair value of PRSUs granted during the fiscal year ended March 31, 2015 was $1.56. Based on our assessment as of March 31, 2015, the PRSU threshold for the first performance measurement likely will not be met and, as a result, the Chief Executive Officer PRSU awards were adjusted and no compensation expense was recorded or recognized during Fiscal 2015. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company's assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

Non-employee Directors Stock Awards

        The Company issues stock awards under the 2000 Plan to non-employee directors who elected to take payment of all or any part of the directors' fees in stock in lieu of cash. The following table outlines the non-employee directors stock activity for the Company's fiscal years ended March 31, 2015, 2014 and 2013:

	Fiscal Year Ended March 31,
	2015	2014	2013
Non-employee directors stock awards compensation expense (in thousands)	$117	$116	$101
Non-employee director deferred stock awards granted	119,277	91,603	103,574
Weighted average grant date fair value of restricted stock awards granted during the period	$0.99	$1.26	$0.98

        For each term of the Board of Directors (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive a stock award in lieu of all or any portion of their annual retainer or committee fee cash payment. The shares of stock were valued based on the closing price of the Company's common stock on the date of grant.

2000 Employee Stock Purchase Plan

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 900,000 shares may be issued pursuant to the exercise of purchase rights. In August 2010, the Board of Directors adopted and the stockholders approved an amendment and restatement of the Purchase Plan. The amendment and restatement includes an increase of 500,000 shares of common stock that will be available under the Purchase Plan and extends the term of the Purchase Plan for a period of ten years. As amended, the Purchase Plan will continue by its terms through June 30, 2020, unless terminated sooner, and will reserve for issuance a total of 1,400,000 shares of common stock. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee's regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Global Market on the day in question. During the fiscal years ended March 31, 2015, 2014 and 2013, the Company issued a total of 20,619 shares, 12,302 shares and 22,478 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the Purchase Plan. As of March 31, 2015, there were 409,569 shares available for future grant under the Purchase Plan.

Grants outside of the 2000 Plan

        As of March 31, 2015, the Company had outstanding 3,800,000 non-qualified common stock options and 93,750 restricted stock units issued outside of the 2000 Plan. The Company granted 250,000

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

of these stock options during Fiscal 2015, 250,000 of these stock options during Fiscal 2013, 3,300,000 of these stock options prior to Fiscal 2013, 62,500 of these restricted stock units during Fiscal 2015 and 31,250 of these restricted stock units during Fiscal 2013 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company's common stock on the grant date.

Outside of 2000 Plan	Options	RSUs
Executive Vice President and Chief Executive Officer	2,000,000	—
Executive Vice President of Sales and Marketing	850,000	—
Vice President of Operations	250,000	62,500
Former Senior Vice President of Customer Service	250,000	31,250
Former Senior Vice President of Program Management	250,000	—
Former Senior Vice President of Human Resources	200,000	—

Outstanding stock outside of 2000 Plan	3,800,000	93,750

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

Stockholder Rights Plan

        The Company has entered into a rights agreement (as amended, the "Rights Agreement") with Computershare Inc., successor-in-interest to Mellon Investor Services LLC, as rights agent. In connection with the rights agreement, the Company's board of directors authorized and declared a dividend distribution of one preferred stock purchase right for each share of the Company's common stock authorized and outstanding. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $10.00 per unit, subject to adjustment. The description and terms of the rights are set forth in the rights agreement. Initially, the rights are attached to all common stock certificates representing shares then outstanding, and no separate rights certificates are distributed. Subject to certain exceptions specified in the Rights Agreement, the rights will separate from the common stock and will be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 days (or such later date as the Company's Board of Directors shall determine) following the commencement of a tender offer or exchange offer (other than certain permitted offers described in the rights agreement) that would result in a person or group beneficially owning 20% or more of the outstanding shares of the Company's common stock.

        On July 1, 2014, the Company's Board of Directors unanimously approved a third amendment to the Rights Agreement pursuant to a "sunset provision," which was approved by the stockholders at the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

2014 annual meeting. The third amendment amends the Rights Agreement to provide that the rights will expire on the 30th day after the 2017 annual meeting of stockholders unless continuation of the Rights Agreement is approved by the stockholders at that meeting. On August 5, 2014, the Company entered into a fourth amendment to the Rights Agreement. The fourth amendment amends the Rights Agreement to clarify that the term of the Rights Agreement may not be continued or extended unless and until such amendment has received the approval of the stockholders of the Company at an annual or special meeting of the stockholders held prior to the termination of the Rights Agreement without taking into account such amendment.

        The Rights Agreement is intended to protect the Company's stockholders in the event of an unfair or coercive offer to acquire the Company. Management believes the Rights Agreement, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and its stockholders, as determined by the Board of Directors. Also, management believes the Rights Agreement should not interfere with any merger or other business combination approved by the Board of Directors.

Underwritten and Registered Direct Placement of Common Stock

        Effective May 6, 2014, the Company completed an underwritten public offering in which it sold 18.8 million shares of the Company's common stock at a price of $1.70 per share less underwriting discounts and commissions. The shares were allocated to a single institutional investor. The net proceeds to the Company from the sale of the Common Stock, after deducting fees and other offering expenses, were approximately $29.8 million.

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

        The following table outlines the warrant activity:

	March 2012	September 2008
	Shares	Shares
Balance, March 31, 2012	22,550,000	3,910,034
Anti-dilution provision	—	51,437

Balance, March 31, 2013	22,550,000	3,961,471
Warrants exercised	(4,725,000)	—
Warrants expired	(17,825,000)	(3,961,471)

Balance, March 31, 2014	—	—

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

        The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2015 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2015
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

	As of March 31, 2015		As of March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under the credit facility	$12,953	$12,953	$13,228	$13,228

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

11. Revolving Credit Facility

        The Company maintains two Credit and Security Agreements, as amended (the "Agreements"), with Wells Fargo Bank, National Association ("Wells Fargo"), which provide the Company with a line of credit of up to $15.0 million in the aggregate. The line of credit can be increased to an amount up to $20.0 million upon the request of the Company pursuant to the amendment described below (the "Credit Facility"). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company's business pursuant to the amendment described below. As of March 31, 2015, the Company had not requested that the maximum line amount be increased to an aggregate of $20.0 million pursuant to the Agreements. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Revolving Credit Facility (Continued)

        The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo's consent, including covenants that limit the Company's ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company's capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company's assets, (f) change the Company's accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $11.8 million as of March 31, 2015, and (iii) limitations on the Company's annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company's business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

        Several times since entering into the Agreements the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

  •
  On September 16, 2014, the Company entered into a letter agreement (the "Letter Agreement") with Wells Fargo. The Letter Agreement extended the maturity date under the Company's Credit and Security Agreement (Ex-Im Subfacility) from September 30, 2014 to September 1, 2017. The Letter Agreement also, among other things, changed the annual facility fee due to Wells Fargo under the Credit and Security Agreement (Ex-Im Subfacility) and revised the calculation of Capstone's borrowing base under the portion of the Credit Facility established by the Credit and Security Agreement (Ex-Im Subfacility) to increase the borrowing limit related to inventory.

  •
  As of September 30, 2014, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company's annual net income for Fiscal 2015. On November 3, 2014, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for Fiscal 2015.

  •
  As of March 31, 2015, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company's annual net income for Fiscal 2015. On June 10, 2015, the Company received from Wells Fargo a waiver of such noncompliance, and the Company and Wells Fargo entered into an amendment to the Agreements which set the financial covenants for Fiscal 2016. As a condition of the amended Agreements, the Company has restricted $5.0 million of cash effective June 10, 2015 as additional security for the Credit Facility.

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

        The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate ("LIBOR"), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company's borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company's borrowing rate was 4.0% at each of March 31, 2015 and March 31, 2014.

        The Company is also required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2015 and March 31, 2014, $13.0 million and $13.2 million in borrowings were outstanding, respectively, under the Credit Facility. As of March 31, 2015, approximately $1.4 million was available for additional borrowing. Interest expense related to the Credit Facility during the year ended March 31, 2015 was $0.5 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the year ended March 31, 2014 was $0.7 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the year ended March 31, 2013 was $0.7 million, which includes $0.1 million in amortization of deferred financing costs.

12. Commitments and Contingencies

Purchase Commitments

        As of March 31, 2015, the Company had firm commitments to purchase inventories of approximately $35.2 million through Fiscal 2018. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

        The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.2 million and $0.1 million as of March 31, 2015 and 2014. Rent expense was approximately $2.4 million, $2.3 million and $2.1 million for the years ended March 31, 2015, 2014 and 2013, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

        On July 31, 2014, the Company and Northpark Industrial ("Northpark") entered into a Third Amendment to Lease (the "Third Amendment") to amend the Standard Industrial/Commercial Single-Tenant Lease—Net, dated December 1, 1999, as amended (the "Lease"), pursuant to which the Company leases the premises located at 21211 Nordhoff Street, Chatsworth, California for use as primary office space, engineering testing and manufacturing. The Third Amendment extended the term of the Lease for a period of two months commencing on August 1, 2014 and ending on September 30, 2014 and set the monthly base rent payable by the Company under the Lease at $81,001 per month.

        On September 30, 2014, the Company and Northpark entered into a Fourth Amendment to Lease (the "Fourth Amendment") to amend the Lease by extending the term of the Lease for a period of five years commencing on October 1, 2014 and ending on September 30, 2019. The Fourth Amendment also adjusts the monthly base rent payable by the Company under the Lease to the following: $39,500 per month from October 1, 2014 through November 30, 2014; $79,000 per month from December 1, 2014 through September 30, 2015; $81,225 per month from October 1, 2015 through September 30, 2016; $83,600 per month from October 1, 2016 through September 30, 2017; $86,000 per month from October 1, 2017 through September 30, 2018; and $88,500 per month from October 1, 2018 through September 30, 2019. The Fourth Amendment also provides the Company with an option to extend the Lease by an additional five-year term following the expiration of the term of the Lease as amended by the Fourth Amendment and provides that Northpark will perform certain capital improvements to the leased premises' HVAC system.

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

        At March 31, 2015, the Company's minimum commitments under non-cancelable operating leases were as follows (in thousands):

Year Ending March 31,	Operating Leases
2016	$1,988
2017	1,837
2018	1,602
2019	1,047
2020	531
Thereafter	—

Total minimum lease payments	$7,005

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

Other Commitments

        In September 2010, the Company was awarded a grant from the DOE for the research, development and testing of a more efficient microturbine Combined Heat and Power (CHP) system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $15.0 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $10.0 million in research and development expense. The contract is over a five-year period and will be completed by September 2015. The Company billed the DOE under the contract for this project a cumulative amount of $3.9 million through March 31, 2015.

        In May 2014, the Company began working with the DOE through Oak Ridge National Laboratory ("ORNL") on an advanced Alumina Forming Austenitic stainless steel material program. ORNL will contribute 100% of the project cost of $0.2 million toward the project. The contract has a term of 19 months and is expected to be completed by December 30, 2015. The Company billed ORNL a cumulative amount of $0.1 million under the contract for this project through March 31, 2015.

        Agreements the Company has with some of its distributors require that if the Company renders parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company's product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2015, no significant inventories were held at distributors.

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

13. Employee Benefit Plans

        The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company began matching 50 cents on the dollar up to 4% of the employee's contributions in October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company's match vests 25% a year over four years starting from the employee's hire date. The expense recorded by the Company for the years ended March 31, 2015, 2014 and 2013 was approximately $0.3 million, $0.3 million and $0.2 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Other Current Liabilities

        The Company is a party to a Development and License Agreement with Carrier Corporation ("Carrier") regarding the payment of royalties on the sale of each of the Company's 200 kilowatt ("C200") microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. Carrier earned $1.6 million, $2.8 million and $4.3 million in royalties for C200 and C1000 Series system sales during the year ended March 31, 2015, 2014 and 2013, respectively. Earned royalties of $0.4 million and $0.6 million were unpaid as of March 31, 2015 and March 31, 2014, respectively, and are included in accrued expenses in the accompanying balance sheets.

15. Subsequent Events

        On April 10, 2015, the Company announced that Edward I. Reich, the Executive Vice President and Chief Financial Officer of the Company, would be leaving the Company to pursue other opportunities, effective immediately. Mr. Reich will continue to serve the Company in a consulting capacity until May 10, 2016. On April 11, 2015, Mr. Reich and the Company entered into a General Release and Separation Agreement (the "Separation Agreement"), which provides for, among other things, severance payments to Mr. Reich equal to 12 months of Mr. Reich's salary immediately prior to the termination of his employment, payable in accordance with the Company's regular payroll practices. The Separation Agreement also includes a general release of the Company and its affiliates by Mr. Reich.

        Effective June 14, 2015 the Company entered into a first amendment to the Amended and Restated Change of Control Severance Agreement with Darren R. Jamison, the Company's President and Chief Executive Officer. The first amendment extended the term of the Amended and Restated Change of Control Severance Agreement to June 14, 2018.

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2015, 2014 and 2013

(In thousands)

Accounts Receivable Allowances:
Balance, March 31, 2012	$2,228
Additions charged to costs and expenses	276
Deductions	(362)

Balance, March 31, 2013	$2,142
Additions charged to costs and expenses	242
Deductions	(138)

Balance, March 31, 2014	$2,246
Additions charged to costs and expenses	10,138
Deductions	(1,343)

Balance, March 31, 2015	$11,041

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION
Date: June 15, 2015	By:	/s/ JAYME L. BROOKS Jayme L. Brooks Chief Financial Officer & Chief Accounting Officer (Principal Financial and Accounting Officer)

        KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute Darren R. Jamison and Jayme L. Brooks, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARREN R. JAMISON Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2015
/s/ JAYME L. BROOKS Jayme L. Brooks	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	June 15, 2015
/s/ GARY D. SIMON Gary D. Simon	Chairman of the Board of Directors	June 15, 2015
/s/ RICHARD K. ATKINSON Richard K. Atkinson	Director	June 15, 2015
/s/ JOHN V. JAGGERS John V. Jaggers	Director	June 15, 2015

Signature	Title	Date

/s/ NOAM LOTAN Noam Lotan	Director	June 15, 2015
/s/ GARY J. MAYO Gary J. Mayo	Director	June 15, 2015
/s/ ELIOT G. PROTSCH Eliot G. Protsch	Director	June 15, 2015
/s/ HOLLY A. VAN DEURSEN Holly A. Van Deursen	Director	June 15, 2015
/s/ DARRELL J. WILK Darrell J. Wilk	Director	June 15, 2015

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)

2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(b)

2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(b)

3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(d)

3.3	Amended and Restated Bylaws of Capstone Turbine Corporation(e)

4.1	Specimen stock certificate(f)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(g)

4.3	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated September 16, 2008(h)

4.4	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 30, 2012(i)

4.5	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)

4.6	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(j)

4.7	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(b)

4.8	Amendment No. 3 to Rights Agreement, dated July 1, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(k)

4.9	Amendment No. 4 to Rights Agreement, dated August 5, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(l)

10.1	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(m)

10.2	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(m)

10.3	Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)

10.4	Third Amendment to Lease, dated July 31, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(l)

Exhibit Number		Description
10.5		Fourth Amendment to Lease, dated September 30, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(o)

10.6		Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(p)

10.7	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan as amended and restated effective August 30, 2012(q)

10.8	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(r)

10.9	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(s)

10.10	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(t)

10.11		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated September 4, 2007(u)

10.12		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor in interest to UTC Power Corporation, dated January 14, 2011(b)

10.13		Form of Investor Agreement, dated September 18, 2012, between Capstone Turbine Corporation and an investor in the 2012 registered direct offering(v)

10.14		Form of Investor Letter Agreement, dated February 21, 2013, between Capstone Turbine Corporation and investors in the 2012 registered direct offering(w)

10.15		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(x)

10.16		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(x)

10.17		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(x)

10.18		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(y)

10.19		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(s)

10.20		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(z)

10.21		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(aa)

10.22		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(bb)

10.23		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(b)

10.24		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(cc)

Exhibit Number		Description
10.25		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(dd)

10.26		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(ee)

10.27		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013(p)

10.28		Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014(ff)

10.29		Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014(gg)

10.30		Letter Agreement, dated September 16, 2014, between by and between Capstone Turbine Corporation and Wells Fargo Bank, NA(hh)

10.31		Thirteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014(ii)

10.32		Fourteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014

10.33	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(jj)

10.34	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(kk)

10.35	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(ll)

10.36	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(ll)

10.37	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(ll)

10.38	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(x)

10.39	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(mm)

10.40	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(mm)

10.41	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(mm)

10.42	*	Form of Inducement Stock Option Agreement(nn)

10.43	*	Form of Inducement Restricted Stock Unit Agreement(nn)

10.44	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(ee)

10.45	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015

10.46	*	Consulting Agreement with Mark Gilbreth, dated April 1, 2013(p)

10.47		Underwriting Agreement dated May 1, 2014 by and between the Company and Cowen and Company, LLC, as representative of the several underwriters(oo)

Exhibit Number		Description
10.48	*	Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010

14.1		Code of Business Conduct(ff)

14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(ff)

21		Subsidiary List(b)

23		Consent of KPMG LLP

24		Power of Attorney (included on the signature page of this Form 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

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

(i)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 6, 2012 (File No. 001-15957).

(j)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(k)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on July 2, 2014 (File No. 001-15957).

(l)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on August 5, 2014 (File No. 001-15957).

(m)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).

(n)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(o)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on October 6, 2014 (File No. 001-15957).

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

(ff)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).

(gg)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957).

(hh)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on September 19, 2014 (File No. 001-15957).

(ii)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-15957).

(jj)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).

(kk)
Incorporated by reference to Appendix B to Capstone Turbine Corporation's Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).

(ll)
Incorporated by reference to Capstone Turbine Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(mm)
Incorporated by reference to Capstone Turbine Corporation's Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(nn)
Incorporated by reference to Capstone Turbine Corporation's Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).

(oo)
Incorporated by reference to Capstone Turbine Corporation's Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957).