Form 10-Q
period 2015-06-30
CAPSTONE TURBINE Corp
filed 2015-08-06
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2015 was 330,722,002.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$22,415	$32,221
Restricted cash	5,000	—
Accounts receivable, net of allowances of $10,631 at June 30, 2015 and $11,041 at March 31, 2015	15,986	13,120
Inventories	24,157	23,097
Prepaid expenses and other current assets	2,840	3,063
Total current assets	70,398	71,501
Property, plant and equipment, net	4,141	3,523
Non-current portion of inventories	2,273	2,258
Intangible assets, net	1,268	1,337
Other assets	289	308
Total	$78,369	$78,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$23,440	$22,266
Accrued salaries and wages	2,710	2,113
Accrued warranty reserve	3,037	3,183
Deferred revenue	3,312	3,051
Revolving credit facility	16,155	12,953
Current portion of notes payable and capital lease obligations	258	407
Total current liabilities	48,912	43,973
Long-term portion of notes payable and capital lease obligations	128	89
Other long-term liabilities	178	161
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized; 332,060,169 shares issued and 330,722,002 shares outstanding at June 30, 2015; 331,635,840 shares issued and 330,379,962 shares outstanding at March 31, 2015	332	332
Additional paid-in capital	838,119	837,650
Accumulated deficit	(807,739)	(801,764)
Treasury stock, at cost; 1,338,167 shares at June 30, 2015 and 1,255,878 shares at March 31, 2015	(1,561)	(1,514)
Total stockholders’ equity	29,151	34,704
Total	$78,369	$78,927

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Revenue	$26,980	$23,260
Cost of goods sold	22,295	19,844
Gross margin	4,685	3,416
Operating expenses:
Research and development	2,416	2,327
Selling, general and administrative	8,089	7,764
Total operating expenses	10,505	10,091
Loss from operations	(5,820)	(6,675)
Other (expense) income	(2)	97
Interest expense	(150)	(143)
Loss before income taxes	(5,972)	(6,721)
Provision for income taxes	3	50
Net loss	$(5,975)	$(6,771)

Net loss per common share—basic and diluted	$(0.02)	$(0.02)

Weighted average shares used to calculate net loss per common share	330,547	322,109

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(5,975)	$(6,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365	456
Amortization of deferred financing costs	42	56
Accounts receivable allowances	—	76
Inventory provision	349	321
Provision for warranty expenses	428	623
Loss on disposal of equipment	8	6
Stock-based compensation	463	687
Changes in operating assets and liabilities:
Accounts receivable	(2,866)	3,733
Inventories	(1,424)	(4,700)
Prepaid expenses and other current assets	195	131
Accounts payable and accrued expenses	1,253	(2,881)
Accrued salaries and wages and long term liabilities	614	432
Accrued warranty reserve	(574)	(695)
Deferred revenue	261	(553)
Net cash used in operating activities	(6,861)	(9,079)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(915)	(247)
Net cash used in investing activities	(915)	(247)
Cash Flows from Financing Activities:
Net proceeds from (repayments of) revolving credit facility	3,202	(1,276)
Changes in restricted cash	(5,000)	—
Repayment of notes payable and capital lease obligations	(191)	(206)
Net cash used in employee stock-based transactions	(41)	(128)
Net proceeds from issuance of common stock	—	29,772
Net cash (used in) provided by financing activities	(2,030)	28,162
Net (decrease) increase in Cash and Cash Equivalents	(9,806)	18,836
Cash and Cash Equivalents, Beginning of Period	32,221	27,859
Cash and Cash Equivalents, End of Period	$22,415	$46,695
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$98	$100
Income taxes	$3	$68
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$156	$—
Acquisition of property and equipment in consideration for the issuance of a note payable	$81	$—

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2015 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s net loss from operations for the first quarter of Fiscal 2016 was $5.8 million. Management believes the Company’s net loss from operations will continue to decrease as the Company makes overall progress on its path to profitability. The Company’s cash and cash equivalents as of June 30, 2015 and March 31, 2015 were $22.4 million ($27.4 million when combined with restricted cash related to the Credit Facility) and $32.2 million, respectively. See Note 11—Revolving Credit Facility for discussion of the line of credit with Wells Fargo Bank, National Association (“Wells Fargo”). Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $11.2 million and $19.3 million as of June 30, 2015 and March 31, 2015, respectively. Cash and cash equivalents were primarily impacted by cash equivalents restricted by Wells Fargo and by higher than planned working capital requirements during the first quarter of Fiscal 2016. The Company’s working capital requirements were higher than planned primarily as a result of slower collection of accounts receivable and lower than anticipated inventory turns. This was partially offset by an increase in accounts payable, primarily as a result of a deferral of payments of accounts payable and timing and level of inventory receipts during the first quarter of Fiscal 2016. Additionally, the Company did not fully achieve its planned number of product shipments primarily as a result of continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East continue to negatively impact the Company.

Management has the ability to manage certain operating assets and liabilities, specifically the procurement of inventory and timing of payments of accounts payable, capital expenditures and certain operating expenses depending on the results of its operations to extend its cash and cash equivalents. Accordingly, management believes that it has adequate resources through the end of Fiscal 2016, subject to the timing of certain cash receipts and disbursements as well as our ability to maintain compliance with the covenants contained in the amended Credit Facility agreements for Fiscal 2016.

If the Company is unable to manage its cash flows in the areas discussed above, the Company may need to raise additional capital in the near term. The Company may seek to raise funds by selling additional securities to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans or obtain additional financing that may be needed, the Company may need to significantly reduce its operations or it may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The condensed consolidated financial statements include the accounts of the Company, Capstone Turbine Singapore, Pte. Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the potential impact the new standard will have on our financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. We are currently evaluating the potential impacts the new standard will have on our reporting process.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is evaluating the potential impacts the new standard will have on its reporting process.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The Company will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019) and interim periods within those annual periods.

4.  Customer Concentrations and Accounts Receivable

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors and Industrias Energeticas, S.A. de C.V., one of the Company’s Mexican distributors, accounted for 22% and 10%, respectively, of revenue for the first quarter of Fiscal 2016. Sales to Horizon, BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 25%, 13% and 11%, respectively, of revenue for the first quarter of Fiscal 2015.

Additionally, Horizon, RSP Systems, one of the Company’s domestic distributors, Serba Dinamik Sdn Bhd, one of the Company’s Malaysian distributors (“Serba”), and Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, accounted for 19%, 16%, 14% and 13%, respectively, of net accounts receivable as of June 30, 2015. Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, accounted for 17% of net accounts receivable as of March 31, 2015.

5.  Inventories

Inventories are valued on a first in first out (“FIFO”) basis and lower of cost or market net of provisions for slow moving, excess, obsolete or otherwise impaired inventories and consisted of the following as of June 30, 2015 and March 31, 2015 (in thousands):

	June 30, 2015	March 31, 2015

Raw materials	$21,986	$19,955
Work in process	598	—
Finished goods	3,846	5,400
Total	26,430	25,355
Less non-current portion	(2,273)	(2,258)
Current portion	$24,157	$23,097

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2015 is 1.9 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2015 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-Current Inventory Balance Expected to be Used

13 to 24 months	$1,600
25 to 36 months	547
37 to 48 months	126
Total	$2,273

6.  Property, Plant and Equipment

Property, plant and equipment as of June 30, 2015 and March 31, 2015 consisted of the following (in thousands):

	June 30, 2015	March 31, 2015

Machinery, rental equipment, equipment, automobiles and furniture	$21,519	$20,873
Leasehold improvements	9,810	9,760
Molds and tooling	3,477	3,722
	34,806	34,355
Less, accumulated depreciation	(30,665)	(30,832)
Total property, plant and equipment, net	$4,141	$3,523

Depreciation expense for property, plant and equipment was $0.3 million during the first quarter of each of Fiscal 2016 and Fiscal 2015.

7.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2015
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,598	$102
Technology	10 years	2,240	1,213	1,027
Parts and service customer relationships	5 years	1,080	1,080	—
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,928	$1,268

	March 31, 2015
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,585	$115
Technology	10 years	2,240	1,157	1,083
Parts and service customer relationships	5 years	1,080	1,080	—
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,859	$1,337

Amortization expense for the intangible assets was $0.1 million during the first quarter of each of Fiscal 2016 and Fiscal 2015.

Expected future amortization expense of intangible assets as of June 30, 2015 is as follows (in thousands):

Year Ending March 31,	Amortization Expense
2016 (remainder of fiscal year)	$263
2017	352
2018	242
2019	224
2020	187
Thereafter	—
Total expected future amortization	$1,268

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $12,200 and $14,700 were earned by Solar for the first quarter of Fiscal 2016 and 2015, respectively. Earned royalties of approximately $12,200 and $19,300 were unpaid as of June 30, 2015 and March 31, 2015, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense for the first quarter of Fiscal 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cost of goods sold	$34	$21
Research and development	(14)	77
Selling, general and administrative	443	589
Stock-based compensation expense	$463	$687

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 27,980,000 shares.

Stock Options

The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. Stock based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock based compensation recognized is reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the first quarter of Fiscal 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2015	13,163,363	$1.28
Granted	584,500	0.64
Exercised	—	—
Forfeited, cancelled or expired	(1,746,669)	1.53
Options outstanding at June 30, 2015	12,001,194	$1.21	4.5	$—

Options fully vested at June 30, 2015 and those expected to vest beyond June 30, 2015	11,836,554	$1.21	4.5	$—

Options exercisable at June 30, 2015	9,830,748	$1.25	3.6	$—

Black-Scholes Model Valuation Assumptions

The Company calculated the estimated fair value of each stock option granted during the first quarter of Fiscal 2016 and Fiscal 2015 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Risk-free interest rates	1.5%	1.8%
Expected lives (in years)	5.7	5.7
Dividend yield	—%	—%
Expected volatility	59.0%	77.0%
Weighted average grant date fair value of options granted during the period	$0.34	$0.94

The Company’s computation of expected volatility for the first quarter of Fiscal 2016 and 2015 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.

The following table provides additional information on stock options for the Company’s first quarter of Fiscal 2016 and 2015:

	Three Months Ended June 30,
	2015	2014
Stock option compensation expense (in thousands)	$139	$359
Cash received for exercise price (in thousands)	$—	$—
Intrinsic value (in thousands)	$—	$—
Weighted average grant date fair value of options exercised during the period	$—	$—

As of June 30, 2015, there was approximately $1.3 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.5 years.

Restricted Stock Units and Performance Restricted Stock Units

The Company issues restricted stock units under the 2000 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized is reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures. The restricted stock units vest in equal installments over a period of four years. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock and performance restricted stock unit (“PRSU”) activity:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2015	1,868,574	$1.19

Granted	457,240	0.70
Vested and issued	(341,410)	1.22
Forfeited	(183,149)	1.14

Nonvested restricted stock units outstanding at June 30, 2015	1,801,255	$1.06
Restricted stock units expected to vest beyond June 30, 2015	1,664,259	$1.06

The following table provides additional information on restricted stock units for the Company’s first quarter of Fiscal 2016 and 2015:

	Three Months Ended June 30,
	2015	2014
Restricted stock compensation expense (in thousands)	$294	$299
Aggregate fair value of restricted stock units vested and issued (in thousands)	$198	$652
Weighted average grant date fair value of restricted stock units granted during the period	$0.70	$1.49

As of June 30, 2015, there was approximately $1.2 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.3 years.

PRSU activity is included in the above restricted stock units tables. The PRSU Program has a three-year performance measurement period. The performance measurement period will begin on April 1 of the first fiscal year and end on March 31 of the third fiscal year. The program is intended to have overlapping performance measurement periods (e.g., a new three year cycle begins each year on April 1), subject to Compensation Committee approval. The Chief Executive Officer is the only participant for Fiscal 2016 and Fiscal 2015. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives. Any earned PRSU awards will vest 50% after the end of the applicable performance measurement period and 50% one year thereafter.

During the first quarter of each of Fiscal 2016 and Fiscal 2015, the Company granted a total of 200,000 PRSUs to the Chief Executive Officer. The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2016 and 2015 was $0.78 and $1.56, respectively. Based on the Company’s assessment as of March 31, 2015, the PRSU threshold for the first performance measurement likely will not be met and, as a result, the Chief Executive Officer PRSU awards were adjusted and no compensation expense was recorded or recognized during Fiscal 2015. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Non-employee Director Stock Awards

The Company issues stock awards under the 2000 Plan to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the non-employee director stock activity for the Company’s first quarter of Fiscal 2016 and 2015:

	Three Months Ended June 30,
	2015	2014
Non-employee directors stock awards compensation expense (in thousands)	$30	$29
Non-employee director deferred stock awards granted	69,178	18,944
Weighted average grant date fair value of restricted stock awards granted during the period	$0.43	$1.55

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

Grants outside of the 2000 Plan

As of June 30, 2015, the Company had outstanding 3,550,000 non-qualified common stock options and 46,875 restricted stock units issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during Fiscal 2015, 3,300,000 of these stock options prior to Fiscal 2013 and 46,875 of these restricted stock units during Fiscal 2015 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

Outside of 2000 Plan	Options	RSUs
Executive Vice President and Chief Executive Officer	2,000,000	—
Executive Vice President of Sales and Marketing	850,000	—
Vice President of Operations	250,000	46,875
Former Senior Vice President of Program Management	250,000	—
Former Senior Vice President of Human Resources	200,000	—
Outstanding stock outside of 2000 Plan	3,550,000	46,875

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

On July 1, 2014, the Company’s Board of Directors unanimously approved a third amendment to the Rights Agreement pursuant to a “sunset provision,” which was approved by the stockholders at the 2014 annual meeting of stockholders. The third amendment amends the Rights Agreement to provide that the rights will expire on the 30th day after the 2017 annual meeting of stockholders unless continuation of the Rights Agreement is approved by the stockholders at that meeting. On August 5, 2014, the Company entered into a fourth amendment to the Rights Agreement. The fourth amendment amends the Rights Agreement to clarify that the term of the Rights Agreement may not be continued or extended unless and until such amendment has received the approval of the stockholders of the Company at an annual or special meeting of the stockholders held prior to the termination of the Rights Agreement without taking into account such amendment.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the first quarter of Fiscal 2016 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$13,737	$13,737	$—	$—
Restricted Cash	$5,000	$5,000	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at June 30, 2015.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2015 and are categorized using the fair value hierarchy (in thousands):

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

	As of June 30, 2015		As of March 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under credit facility	$16,155	$16,155	$12,953	$12,953

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $13.6 million as of June 30, 2015, and (iii) limitations on the Company’s annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

Several times since entering into the Agreements the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

•                  As of March 31, 2015, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company’s annual net income for Fiscal 2015. On June 10, 2015, the Company received from Wells Fargo a waiver of such noncompliance, and the Company and Wells Fargo entered into an amendment to the Agreements which set the financial covenants for Fiscal 2016. As a condition of the amended Agreements, the Company has restricted $5.0 million of cash equivalents effective June 10, 2015 as additional security for the Credit Facility.

If the Company had not obtained the waivers and amended the Agreements as described above, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.  Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of compliance from Wells Fargo. As of June 30, 2015 the Company was in compliance with the covenants contained in the amended Agreements for Fiscal 2016.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate was 4.0% at each of June 30, 2015 and March 31, 2015.

The Company is required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of June 30, 2015 and March 31, 2015, $16.2 million and $13.0 million in borrowings were outstanding, respectively, under the Credit Facility. As of June 30, 2015, approximately $3.0 million was available for additional borrowing. Interest expense related to the Credit Facility during the first quarter of Fiscal 2016 was $0.1 million, which includes $42,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the first quarter of Fiscal 2015 was $0.1 million, which includes $56,000 in amortization of deferred financing costs.

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

Changes in accrued warranty reserve are as follows during the first quarter of Fiscal 2016 (in thousands):

Balance, beginning of the period	$3,183
Standard warranty provision	435
Changes for accrual related to reliability repair programs	(7)
Deductions for warranty claims	(574)
Balance, end of the period	$3,037

13.  Deferred Revenue

Changes in deferred revenue are as follows during the first quarter of Fiscal 2016 (in thousands):

FPP Balance, beginning of the period	$2,491
FPP Billings	2,528
FPP Revenue recognized	(2,606)
Balance attributed to FPP contracts	2,413
Deposits	899
Deferred revenue balance, end of the period	$3,312

Comprehensive Factory Protection Plan (“FPP”) deferred revenue represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. Carrier earned approximately $0.4 million and $0.3 million in royalties for C200 and C1000 Series system sales during the first quarter of Fiscal 2016 and Fiscal 2015, respectively. Earned royalties of approximately $0.4 million and $0.4 million were unpaid as of June 30, 2015 and March 31, 2015, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2015, the Company had firm commitments to purchase inventories of approximately $31.4 million through Fiscal 2018. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.2 million as of each of June 30, 2015 and March 31, 2015. Rent expense was approximately $0.6 million during the first quarter of each of Fiscal 2016 and Fiscal 2015, respectively.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The project is estimated to cost approximately $11.7 million. The DOE will contribute $5.0 million toward the project, and the Company will incur approximately $6.7 million in research and development expense. The contract is over a five-year period and will be completed by September 2015. The Company billed the DOE under the contract for this project a cumulative amount of $4.2 million through June 30, 2015.

In May 2014, the Company began working with the DOE through Oak Ridge National Laboratory (“ORNL”) on an advanced Alumina Forming Austenitic stainless steel material program. ORNL will contribute 100% of the $0.2 million project cost. The contract has a term of 27 months and is expected to be completed by July 31, 2016. The Company billed ORNL a cumulative amount of $0.1 million under the contract for this project through June 30, 2015.

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2015, no significant inventories were held at distributors.

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

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended June 30, 2015 which would make these instruments anti-dilutive. As of June 30, 2015 and 2014, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 13.8 million and 16.1 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2015. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2015 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements contained herein after the filing of this Form 10-Q to conform such statements to actual results or changes in expectations except as may be required by law. All dollar amounts are approximate.

Overview

Capstone is the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because Capstone microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

During the first quarter of Fiscal 2016 our net loss decreased by 12% to $6.0 million and our net loss per share remained at $0.02. We continue to remain focused on improving our gross margin. Our gross margin was 17% for the first quarter of Fiscal 2016, which represents an increase of over 200 basis points from our gross margin of 15% for the first quarter of Fiscal 2015. Management believes that our ongoing efforts in manufacturing cost reductions and product robustness along with higher sales of our C1000 Series systems were the primary reasons for our gross margin improvement during the first quarter of Fiscal 2016 compared to the first quarter of the prior year. The continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East continue to negatively impact our business. Despite the continuing macroeconomic headwinds we have been facing, our first quarter of Fiscal 2016 was characterized by higher revenue and megawatts shipped compared to the first quarter of Fiscal 2015 because orders from the global oil and gas market started to show improvement while orders from the energy efficiency market remained strong.

Capstone products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, marine and transportation). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our success in the oil and gas and other natural resources market, which continues to be a growing market worldwide, is driven by our microturbines reliability, emissions profile and ease of installation.  We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.  Capstone’s transportation market, which utilizes microturbines for the electric vehicle industry, is gaining interest as liquid natural gas becomes more readily available as a transportation fuel and emission regulations continue to be tightened on the diesel engine industry.

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

Backlog

During the first quarter of Fiscal 2016, we booked total orders of $15.0 million for 102 units, or 14.6 megawatts, compared to $21.2 million for 157 units, or 19.9 megawatts, during the first quarter of Fiscal 2015. We shipped 97 units with an aggregate of 20.8 megawatts, generating microturbine product revenue of $20.2 million compared to 125 units with an aggregate of 17.9 megawatts, generating microturbine product revenue of $17.6 million during the first quarter of Fiscal 2015. Total backlog as of June 30, 2015 decreased $14.7 million, or 8%, to $160.5 million from $175.2 million as of June 30, 2014. As of June 30, 2015, we had 792 units, or 176.6 megawatts, in total backlog compared to 852 units, or 190.2 megawatts, at the same date last year. The decrease in backlog was primarily the result of the softness of the global oil and gas market, a substantially stronger U.S. dollar (making our products more expensive overseas) and on-going geopolitical tensions in Russia, North Africa and the Middle East as experienced throughout Fiscal 2015. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next twelve months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. Our product shipments during the first quarter of Fiscal 2016 were: 55% for use in natural resources applications, 35% for use in energy efficiency applications and 10% for use in renewable energy applications.

The following table summarizes our backlog:

	As of June 30,
	2015		2014
	Megawatts	Units	Megawatts	Units

C30	2.9	97	3.2	108
C65	33.6	517	35.0	538
TA100	1.9	19	1.9	19
C200	2.2	11	3.4	17
C600	6.0	10	9.0	15
C800	5.0	6	6.4	8
C1000	124.0	124	129.0	129
Waste heat recovery generator	1.0	8	2.3	18
Total Backlog	176.6	792	190.2	852

2.              Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 99 distributors and Original Equipment Manufacturers (“OEMs”). In North America, we currently have 31 distributors and OEMs. Outside of North America, we currently have 68 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.              Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of the first quarter of Fiscal 2016 was $63.2 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2029. Our FPP backlog as of March 31, 2015 was $61.2 million.

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

5.              New Product Development  Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability, reduce direct material costs, and be compliant with the new European grid interconnect requirements. We are also developing a more efficient microturbine CHP system with the DOE. The first phase of the development program has successfully achieved 270 kW with a prototype C250 engine. We plan to continue development of the engine as well as power electronics and software controls required for successful commercialization. The second phase of the program is expected to incorporate further engine efficiency improvements, resulting in a product with a projected electrical efficiency of 42% and targeted power output of 370 kW. The DOE awarded us a grant of $5.0 million in support of this development program of which $4.2 million has been used through June 30, 2015.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2015 and continue to include the following areas:

•                  Impairment of long-lived assets, including intangible assets with finite lives;

•                  Inventory write-downs and classification of inventories;

•                  Estimates of warranty obligations;

•                  Accounts receivable allowances;

•                  Deferred tax assets and valuation allowance; and

•                  Stock-based compensation expense.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenue  Revenue for the first quarter of Fiscal 2016 increased $3.7 million, or 16%, to $27.0 million from $23.3 million for the first quarter of Fiscal 2015. The change in revenue for the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015 included increases in revenue of $6.0 million from the North American market, $0.5 million from the Asian market and $0.2 million from the South American market. The increases in the North American, Asian and South American markets were primarily the result of our continuing efforts to improve, expand and evolve our maturing distribution channel to better serve our customers.  This overall increase in revenue was offset by decreases in revenue of $2.5 million from the European market and $0.5 million from the Australian market. The decrease in the European market was primarily the result of a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia and Ukraine compared to the first quarter of Fiscal 2015. The decrease in the Australian market was primarily the result of a shift in customers’ project timelines during the first quarter of Fiscal 2016 compared to the same period last year.

For the first quarter of Fiscal 2016, revenue from microturbine products increased $2.6 million, or 15%, to $20.2 million from $17.6 million for the first quarter of Fiscal 2015.

Megawatts shipped during the first quarter of Fiscal 2016 increased 2.9 megawatts, or 16%, to 20.8 megawatts from 17.9 megawatts during the first quarter of Fiscal 2015. The increase in megawatts resulted primarily from a shift in product mix, as we sold a higher number of our C1000 Series systems during the first quarter of Fiscal 2016 compared to the same period last year. Average revenue per megawatt shipped was approximately $1.0 million during the first quarter of each of Fiscal 2016 and Fiscal 2015.

The following table provides additional information on our shipments (revenue amounts in millions):

	Three Months Ended June 30,
	2015		2014
	Revenue	Megawatts	Revenue	Megawatts
North America	$13.9	14.1	$9.3	8.8
Europe	3.8	3.8	6.3	7.5
Asia	2.0	2.4	1.2	1.1
South America	0.4	0.4	—	—
Australia	0.1	0.1	0.8	0.5
Total from Microturbine Products	$20.2	20.8	$17.6	17.9

For the first quarter of Fiscal 2016, revenue from our accessories, parts and service increased $1.1 million, or 19%, to $6.8 million from $5.7 million for the first quarter of Fiscal 2015. The increase in revenue resulted primarily from higher sales of microturbine parts and FPP contract enrollment.

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2015			2014
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.3	0.2	7	$1.3	0.8	27
C65	5.0	4.2	65	5.1	4.7	72
TA100	—	—	—	0.3	0.2	2
C200	1.9	1.8	9	2.6	2.4	12
C600	0.6	0.6	1	2.8	3.0	5
C800	3.9	4.0	5	0.8	0.8	1
C1000	8.5	10.0	10	4.7	6.0	6
Total from Microturbine Products	$20.2	20.8	97	$17.6	17.9	125
Accessories, Parts and Service	6.8	—	—	5.7	—	—
Total	$27.0	20.8	97	$23.3	17.9	125

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors and Industrias Energeticas, S.A. de C.V., one of the Company’s Mexican distributors, accounted for 22% and 10%, respectively, of revenue for the first quarter of Fiscal 2016. Sales to Horizon, BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 25%, 13% and 11%, respectively, of revenue for the first quarter of Fiscal 2015.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $4.7 million, or 17% of revenue, for the first quarter of Fiscal 2016 compared to a gross margin of $3.4 million, or 15% of revenue, for the first quarter of Fiscal 2015. The increase in the gross margin during the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015 was primarily the result of a shift in product mix of $1.1 million, as we sold a higher number of our C1000 Series systems and includes revenue that was recognized without associated direct materials costs, lower warranty expense of $0.2 million and lower production and service center overhead expenses of $0.1 million. The positive impact of these factors was partially offset by the adverse impact of an increase in royalty expense of $0.1 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead fixed and direct material costs as we work to achieve profitability and improving product performance.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.2 million reflects a decrease in the standard warranty provision primarily as a result of a decrease in claims for our C200 and C1000 Series systems during the first quarter of Fiscal 2016 compared to the prior year. Management expects warranty claim levels for C200 and C1000 Series systems to decline as reliability repair programs are completed and these products mature.

Production and service center labor and overhead expense decreased $0.1 million during the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015 primarily as the result of a decrease in facilities expense of $0.2 million and a decrease in travel expense of $0.1 million, offset by timing of overhead allocated to finished goods inventory of $0.2 million.

Royalty expense increased $0.1 million during the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015 as a result of higher sales of our C1000 Series systems. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier.

Research and Development (“R&D”) Expenses  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2016 increased $0.1 million, or 4%, to $2.4 million from $2.3 million for the first quarter of Fiscal 2015. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of approximately $0.1 million resulted from increased consulting expense of approximately $0.2 million, offset by increased cost-sharing benefits of $0.1 million. There were approximately $0.3 million of cost-sharing benefits during the first quarter of Fiscal 2016 and $0.2 million of such benefits during the first quarter of Fiscal 2015. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2016 to be slightly higher than in Fiscal 2015 as we continue product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the first quarter of Fiscal 2016 increased approximately $0.3 million, or 4%, to $8.1 million from $7.8 million for the first quarter of Fiscal 2015. The net increase in SG&A expenses was comprised of an increase of approximately $0.4 million in salaries and related expenses, offset by a decrease of approximately $0.1 million in facilities expense. We recorded severance costs of approximately $0.5 million during the first quarter of Fiscal 2016. The headwinds we faced during Fiscal 2015 led us to flatten our organization which will lower operating costs after severance expenses. Excluding bad debt expense, management expects SG&A expenses in Fiscal 2016 to be higher than in Fiscal 2015 primarily as a result of expanding our aftermarket services, which may require paying incentive-based compensation to certain key Capstone employees in the event that Capstone achieves its planned results of operations.

Interest Expense  Interest expense for the first quarter of Fiscal 2016 increased approximately $7,000, or 5% to approximately $150,000 from approximately $143,000 for the first quarter of Fiscal 2015. Interest expense is primarily from the average balances outstanding under the Credit Facility (as defined below). As of June 30, 2015, we had total debt of $16.2 million outstanding under the Credit Facility.

Income Taxes  Income tax expense for the first quarter of Fiscal 2016 was approximately $3,000. Income tax expense for the first quarter of Fiscal 2015 was approximately $50,000. The decrease in income tax expense was primarily related to local tax payments compared to the first quarter of Fiscal 2015.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for Fiscal 2016 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality, short-term money market instruments to provide liquidity for operations and capital preservation.

At June 30, 2015, cash and cash equivalents were $22.4 million ($27.4 million when combined with restricted cash related to the Credit Facility), compared to $32.2 million as of March 31, 2015. Our cash and cash equivalents balances decreased $9.8 million during the first quarter of Fiscal 2016, compared to an increase of $18.8 million during the first quarter of Fiscal 2015. When cash and cash equivalents are combined with restricted cash, our cash balances decreased approximately $5.4 million.  Cash and cash equivalents increased during the first quarter of Fiscal 2015 primarily related to proceeds from our May 2014 underwritten public offering.

Operating Activities  During the first quarter of Fiscal 2016, we used $6.9 million of cash in our operating activities, which consisted of a net loss for the period of $6.0 million and cash used for working capital of $2.5 million, offset by non-cash adjustments (primarily warranty provision, depreciation and amortization, stock-based compensation and inventory provision) of $1.7 million. During the first quarter of Fiscal 2015, operating cash usage was $9.1 million, which consisted of a net loss for the period of $6.8 million and cash used for working capital of $4.5 million, offset by non-cash adjustments of $2.2 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended June 30,
	2015	2014
Net loss	$(5,975)	$(6,771)
Non-cash operating activities (1)	1,655	2,225
Changes in operating assets and liabilities:
Accounts receivable	(2,866)	3,733
Inventories	(1,424)	(4,700)
Accounts payable and accrued expenses	1,253	(2,881)
Other changes in operating assets and liabilities	496	(685)
Net cash used in operating activities	$(6,861)	$(9,079)

(1)         Represents warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The decrease in net cash used in operating activities during the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015 was primarily related to higher accounts payable and accrued expenses, change in inventories and the decrease in net loss, excluding non-cash operating activities, offset by cash used in accounts receivable. The change in accounts payable and accrued expenses was primarily the result of the timing and level of inventory receipts compared to vendor payments. The change in inventory was primarily because of lower finished goods as of June 30, 2015 compared to the same period last year. The change in accounts receivable was the result of the timing of quarter-end shipments.

Investing Activities  Net cash used in investing activities of $0.9 million and $0.2 million during the first quarters of Fiscal 2016 and 2015, respectively, relates to the acquisition of fixed assets.

Financing Activities  During the first quarter of Fiscal 2016, we used approximately $2.0 million in financing activities compared to cash generated during the first quarter of Fiscal 2015 of approximately $28.2 million. The funds used in financing activities during the first quarter of Fiscal 2016 were primarily the result of cash equivalents restricted by Wells Fargo, net repayments under the Credit Facility and repayment of notes payable and capital lease obligations. As a condition of the amended Agreements with Wells Fargo, we have restricted $5.0 million of cash equivalents as additional security for the Credit Facility Additionally, employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the first quarter of each of Fiscal 2016 and 2015. During the first quarter of Fiscal 2015, the funds generated in financing activities were primarily from the proceeds related to our underwritten public offering described below.

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

Credit Facility  The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017. As of June 30, 2015 and March 31, 2015, $16.2 million and $13.0 million in borrowings were outstanding, respectively, under the Credit Facility.

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

Several times since entering into the Agreements we were not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

•                  As of March 31, 2015, the Company determined that it was not in compliance with the financial covenant contained in the amended Agreements regarding the Company’s annual net income for Fiscal 2015. On June 10, 2015, the Company received from Wells Fargo a waiver of such noncompliance, and  the Company and Wells Fargo entered into an amendment to the Agreements which set the financial covenants for Fiscal 2016. As a condition of the amended Agreements, the Company has restricted $5.0 million of cash equivalents effective June 10, 2015 as additional security for the Credit Facility.

If we had not obtained the waivers and amended the Agreements as described above, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo. As of June 30, 2015, we were in compliance with the covenants contained in the amended Agreements for Fiscal 2016.

Working Capital  Our cash and cash equivalents as of June 30, 2015 and March 31, 2015 were $22.4 million ($27.4 million when combined with restricted cash related to the Credit Facility) and $32.2 million, respectively. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $11.2 million and $19.3 million as of June 30, 2015 and March 31, 2015, respectively. Our cash and cash equivalents were primarily impacted by cash equivalents restricted by Wells Fargo and by higher than planned working capital requirements during the first quarter of Fiscal 2016. Our working capital requirements were higher than planned primarily as a result of slower collection of accounts receivable and lower than anticipated inventory turns. This was partially offset by an increase in accounts payable primarily as a result of a deferral of payments of accounts payable and timing and level of inventory receipts during the first quarter of Fiscal 2016. Additionally, we did not fully achieve our planned number of product shipments primarily as a result of continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East continue to negatively impact our business.

Management has the ability to manage certain operating assets and liabilities, specifically the procurement of inventory and timing of payments of accounts payable, capital expenditures and certain operating expenses depending on the results of its operations to extend its cash and cash equivalents. Accordingly, management believes that it has adequate resources through the end of Fiscal 2016, subject to the timing of certain cash receipts and disbursements as well as our ability to maintain compliance with the covenants contained in the amended Credit Facility agreements.

If we are unable to manage its cash flows in the areas discussed above, the Company may need to raise additional capital in the near term. We could seek to raise funds by selling additional securities to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should we be unable to execute our plans or obtain additional financing that may be needed, the Company may need to significantly reduce its operations or it may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our accounts receivable balance, net of allowances, was $16.0 and $13.1 million as of June 30, 2015 and March 31, 2015, respectively. Days sales outstanding in accounts receivable (“DSO”) decreased by 41 days to 54 days during the first quarter of Fiscal 2016 compared to 95 days during the first quarter of Fiscal 2015. The change in DSO was largely the result of an accounts receivable allowance and timing of quarter end shipments during the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015. During the three months ended March 31, 2015, we recorded an accounts receivable allowance of approximately $7.1 million with respect to BPC. There was no bad debt expense during the first quarter of Fiscal 2016. We recorded bad debt expense of approximately $0.1 million during the first quarter of Fiscal 2015.

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

Contractual Obligations and Commercial Commitments

Except for scheduled payments made on operating leases during the first quarter of Fiscal 2016, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2015.

New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are currently evaluating the potential impact the new standard will have on our financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. We are currently evaluating the potential impacts the new standard will have on our reporting process.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impacts the new standard will have on our reporting process.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. We will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019), and interim periods within those annual periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for Fiscal 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
10.1	Fourteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 10, 2015 (d)
10.2	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015 (d)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: August 6, 2015

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
10.1	Fourteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 10, 2015 (d)
10.2	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015 (d)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-15957)