Form 10-Q
period 2015-09-30
CAPSTONE TURBINE Corp
filed 2015-11-05
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 342,373,255.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	September 30,	March 31,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$10,599	$32,221
Restricted cash	5,000	—
Accounts receivable, net of allowances of $10,496 at September 30, 2015 and $11,041 at March 31, 2015	16,164	13,120
Inventories	28,688	23,097
Prepaid expenses and other current assets	3,179	3,063
Total current assets	63,630	71,501
Property, plant and equipment, net	4,132	3,523
Non-current portion of inventories	2,298	2,258
Intangible assets, net	1,200	1,337
Other assets	283	308
Total	$71,543	$78,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$25,101	$22,266
Accrued salaries and wages	2,067	2,113
Accrued warranty reserve	2,474	3,183
Deferred revenue	3,427	3,051
Revolving credit facility	15,164	12,953
Current portion of notes payable and capital lease obligations	142	407
Total current liabilities	48,375	43,973
Long-term portion of notes payable and capital lease obligations	101	89
Other long-term liabilities	184	161
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized; 336,533,685 shares issued and 335,159,966 shares outstanding at September 30, 2015; 331,635,840 shares issued and 330,379,962 shares outstanding at March 31, 2015	337	332
Additional paid-in capital	839,743	837,650
Accumulated deficit	(815,621)	(801,764)
Treasury stock, at cost; 1,373,719 shares at September 30, 2015 and 1,255,878 shares at March 31, 2015	(1,576)	(1,514)
Total stockholders’ equity	22,883	34,704
Total	$71,543	$78,927

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Product, accessories and parts	$14,689	$29,808	$38,835	$50,763
Service	3,216	2,440	6,050	4,745
Total revenues	17,905	32,248	44,885	55,508
Cost of goods sold:
Product, accessories and parts	13,147	24,941	33,061	42,700
Service	2,830	2,064	5,211	4,149
Total cost of goods sold	15,977	27,005	38,272	46,849
Gross margin	1,928	5,243	6,613	8,659
Operating expenses:
Research and development	2,872	2,055	5,288	4,382
Selling, general and administrative	6,705	9,543	14,794	17,307
Total operating expenses	9,577	11,598	20,082	21,689
Loss from operations	(7,649)	(6,355)	(13,469)	(13,030)
Other (expense) income	(36)	(16)	(38)	81
Interest expense	(197)	(144)	(347)	(287)
Loss before income taxes	(7,882)	(6,515)	(13,854)	(13,236)
Provision for income taxes	—	14	3	64
Net loss	$(7,882)	$(6,529)	$(13,857)	$(13,300)

Net loss per common share—basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares used to calculate net loss per common share	331,544	329,865	331,048	325,942

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(13,857)	$(13,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785	880
Amortization of deferred financing costs	85	112
Accounts receivable allowances	(30)	3,057
Inventory provision	539	770
Provision for warranty expenses	331	1,510
Loss on disposal of equipment	11	4
Stock-based compensation	848	1,223
Changes in operating assets and liabilities:
Accounts receivable	(3,014)	1,746
Inventories	(6,170)	(1,691)
Prepaid expenses and other current assets	(187)	(1,009)
Accounts payable and accrued expenses	2,934	(7,456)
Accrued salaries and wages and long term liabilities	(23)	5
Accrued warranty reserve	(1,040)	(1,593)
Deferred revenue	376	1,084
Net cash used in operating activities	(18,412)	(14,658)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(1,272)	(954)
Net cash used in investing activities	(1,272)	(954)
Cash Flows from Financing Activities:
Net proceeds from (repayments of) revolving credit facility	2,211	(1,032)
Changes in restricted cash	(5,000)	—
Repayment of notes payable and capital lease obligations	(337)	(312)
Net cash (used in) provided by employee stock-based transactions	(56)	118
Net proceeds from issuance of common stock at-the-market offering program	1,244	—
Net proceeds from issuance of common stock	—	29,772
Net cash (used in) provided by financing activities	(1,938)	28,546
Net (decrease) increase in Cash and Cash Equivalents	(21,622)	12,934
Cash and Cash Equivalents, Beginning of Period	32,221	27,859
Cash and Cash Equivalents, End of Period	$10,599	$40,793
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$243	$181
Income taxes	$5	$79
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$139	$118

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (“Capstone” or the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources, critical power supply, transportation and marine. In addition, the Company’s microturbines can be used as battery charging generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been producing its microturbine generators commercially since 1998.

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to be negatively impacted by the continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. The Company’s net loss from operations for the second quarter of Fiscal 2016 was $7.6 million. The Company’s cash and cash equivalents as of September 30, 2015 and March 31, 2015 were $10.6 million ($15.6 million when combined with restricted cash related to the Credit Facility) and $32.2 million, respectively. See Note 11—Revolving Credit Facility for discussion of the line of credit with Wells Fargo Bank, National Association (“Wells Fargo”). Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $0.4 million and $19.3 million as of September 30, 2015 and March 31, 2015, respectively. The Company’s working capital requirements during the second quarter of Fiscal 2016 were higher than planned primarily as a result of lower than expected revenue, slower collection of accounts receivable and lower than anticipated inventory turns primarily because of finished goods that did not ship in the quarter.

Management believes that the Company will make progress on its path to profitability by improving its net loss from operations by lowering its operating costs and the continued development of other geographical and vertical markets. In addition, management has the ability to manage certain operating assets and liabilities, specifically the procurement of inventory and timing of payments of accounts payable, capital expenditures and certain operating expenses depending on the results of its operations to preserve its cash and cash equivalents. Additionally, the Company has an at-the-market offering program in place pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock. See Note 9— Underwritten and Registered Direct Placement of Common Stock for disclosure with respect to the at-the-market offering program. Management also believes that the Company will maintain compliance with the covenants contained in the amended Credit Facility agreements through the end of Fiscal 2016. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of non-compliance from Wells Fargo.

If the Company is unable to manage its cash flows in the areas discussed above, the Company may need to raise additional capital in the near term. The Company may seek to raise funds by selling additional securities (through the at-the-market offering discussed above or some other offering) to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the

Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans (including raising funds through the at-the-market offering program and maintaining availability under its Credit Facility) or obtain additional financing that may be needed, the Company may need to significantly reduce its operations or it may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The adoption of this standard would result in the reclassification of debt issuance costs from prepaid expenses and other current assets to the amount outstanding under the Credit Facility. The net amount of such costs at September 30, 2015 was approximately $0.2 million.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 29% and 12%, respectively, of revenue for the three months ended September 30, 2015. Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, Horizon and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 20%, 18% and 12%, respectively, of revenue for the three months ended September 30, 2014. For the six months ended

September 30, 2015, Horizon and Optimal accounted for 18% and 13% of revenue, respectively. For the six months ended September 30, 2014, Horizon, BPC and E-Finity accounted for 21%, 17% and 12% of revenue, respectively. Additionally, Optimal, DTC Soluciones Inmobiliarias S.A. de C.V., one of the Company’s Mexican distributors, Serba Dinamik Sdn Bhd, one of the Company’s Malaysian distributors and RSP Systems, one of the Company’s domestic distributors, accounted for 32%, 16%, 14% and 11%, respectively, of net accounts receivable as of September 30, 2015. Optimal accounted for 17% of net accounts receivable as of March 31, 2015.

There were no significant bad debt charges or recoveries for the three and six months ended September 30, 2015, respectively. The Company recorded bad debt expense of $3.0 million and $3.1 million for the three and six months ended September 30, 2014, respectively.

5.  Inventories

Inventories are valued on a first in first out (“FIFO”) basis and lower of cost or market net of provisions for slow moving, excess, obsolete or otherwise impaired inventories and consisted of the following as of September 30, 2015 and March 31, 2015 (in thousands):

	September 30, 2015	March 31, 2015

Raw materials	$22,247	$19,955
Work in process	1,269	—
Finished goods	7,470	5,400
Total	30,986	25,355
Less non-current portion	(2,298)	(2,258)
Current portion	$28,688	$23,097

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2015 is 1.9 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2015 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-Current Inventory Balance Expected to be Used

13 to 24 months	$1,611
25 to 36 months	564
37 to 48 months	123
Total	$2,298

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.3 million and $0.6 million for the three and six months ended September 30, 2015, respectively. The Company recorded depreciation expense of $0.3 million and $0.6 million for the three and six months ended September 30, 2014, respectively. Property, plant and equipment consisted of the following (in thousands):

	September 30, 2015	March 31, 2015

Machinery, rental equipment, equipment, automobiles and furniture	$20,185	$20,873
Leasehold improvements	9,835	9,760
Molds and tooling	3,191	3,722
	33,211	34,355
Less, accumulated depreciation	(29,079)	(30,832)
Total property, plant and equipment, net	$4,132	$3,523

7.  Intangible Assets

The Company recorded amortization expense of $0.1 million for each of the three and six months ended September 30, 2015. The Company recorded amortization expense of $0.1 million and $0.3 million for the three and six months ended September 30, 2014, respectively. Intangible assets consisted of the following (in thousands):

	September 30, 2015
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,610	$90
Technology	10 years	2,240	1,269	971
Parts and service customer relationships	5 years	1,080	1,080	—
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,996	$1,200

	March 31, 2015
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,585	$115
Technology	10 years	2,240	1,157	1,083
Parts and service customer relationships	5 years	1,080	1,080	—
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,859	$1,337

Expected future amortization expense of intangible assets as of September 30, 2015 is as follows (in thousands):

Year Ending March 31,	Amortization Expense
2016 (remainder of fiscal year)	$195
2017	352
2018	242
2019	224
2020	187
Thereafter	—
Total expected future amortization	$1,200

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $7,000 and $19,000 were earned by Solar for the three months ended September 30, 2015 and 2014, respectively. Royalties of approximately $19,200 and $33,700 were earned by Solar for the six months ended September 30, 2015 and 2014, respectively. Earned royalties of approximately $7,000 and $19,300 were unpaid as of September 30, 2015 and March 31, 2015, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense for the three and six months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$35	$31	$69	$52
Research and development	24	83	10	160
Selling, general and administrative	326	423	769	1,011
Stock-based compensation expense	$385	$537	$848	$1,223

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 36,980,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. In August 2015, the Board of Directors adopted and the shareholders approved an amendment and restatement of the 2000 Plan. The amendment and restatement includes an increase of 9,000,000 shares of common stock that will be available under the 2000 Plan. As of September 30, 2015, there were 12,033,179 shares available for future grant under the 2000 Plan.

Stock Options

The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. Stock based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock based compensation recognized is reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the six months ended September 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2015	13,163,363	$1.28
Granted	584,500	0.64
Exercised	—	—
Forfeited, cancelled or expired	(2,414,232)	1.77
Options outstanding at September 30, 2015	11,333,631	$1.14	4.3	$—

Options fully vested at September 30, 2015 and those expected to vest beyond September 30, 2015	11,333,631	$1.14	4.3	$—

Options exercisable at September 30, 2015	9,459,184	$1.17	3.5	$—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the three months ended September 30, 2015 and 2014. The Company calculated the estimated fair value of each stock option granted during the six months ended September 30, 2015 and 2014 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rates	—	—	1.5%	1.8%
Expected lives (in years)	—	—	5.7	5.7
Dividend yield	—	—	—%	—%
Expected volatility	—	—	59.0%	77.0%
Weighted average grant date fair value of options granted during the period	—	—	$0.34	$0.94

The Company’s computation of expected volatility for the three and six months ended September 30, 2015 and 2014 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.

The following table provides additional information on stock options for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Stock option compensation expense (in thousands)	$135	$237	$274	$595
Cash received for exercise price (in thousands)	$—	$295	$—	$295
Intrinsic value (in thousands)	$—	$128	$—	$128
Weighted average grant date fair value of options exercised during the period	$—	$1.36	$—	$1.36

As of September 30, 2015, there was approximately $1.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.4 years.

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

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2015	1,868,574	$1.19

Granted	1,563,256	0.46
Vested and issued	(689,220)	1.23
Forfeited	(244,781)	1.13

Nonvested restricted stock units outstanding at September 30, 2015	2,497,829	$0.73
Restricted stock units expected to vest beyond September 30, 2015	2,283,409	$0.73

The following table provides additional information on restricted stock units for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Restricted stock compensation expense (in thousands)	$217	$271	$511	$569
Aggregate fair value of restricted stock units vested and issued (in thousands)	$142	$503	$340	$1,156
Weighted average grant date fair value of restricted stock units granted during the period	$0.36	$1.26	$0.46	$1.43

As of September 30, 2015, there was approximately $1.4 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.0 years.

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

During the first quarter of each of Fiscal 2016 and Fiscal 2015, the Company granted a total of 200,000 PRSUs to the Chief Executive Officer. The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2016 and 2015 was $0.78 and $1.56, respectively. Based on the Company’s assessment as of March 31, 2015, the PRSU threshold for the first performance measurement of the PRSUs granted in Fiscal 2015 likely will not be met and, as a result, the Chief Executive Officer PRSU awards were adjusted and no compensation expense was recorded or recognized during Fiscal 2015. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Non-employee Director Stock Awards

The Company issues stock awards under the 2000 Plan to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the non-employee director stock activity for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Non-employee directors stock awards compensation expense (in thousands)	$33	$29	$63	$59
Non-employee director deferred stock awards granted	84,450	23,877	153,628	42,821
Weighted average grant date fair value of restricted stock awards granted during the period	$0.39	$1.23	$0.41	$1.37

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

Grants outside of 2000 Plan

As of September 30, 2015, the Company had outstanding 3,300,000 non-qualified common stock options and 46,875 restricted stock units issued outside of the 2000 Plan. The Company granted 250,000 of these stock options during Fiscal 2015, 3,050,000 of these stock options prior to Fiscal 2015 and 46,875 of these restricted stock units during Fiscal 2015 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

Outside of 2000 Plan	Options	RSUs
Executive Vice President and Chief Executive Officer	2,000,000	—
Executive Vice President of Sales and Marketing	850,000	—
Vice President of Operations	250,000	46,875
Former Senior Vice President of Human Resources	200,000	—
Outstanding stock outside of 2000 Plan	3,300,000	46,875

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

Reverse Stock Split

The Board of Directors previously approved a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock at a ratio of not less than 1-for-5 nor greater than 1-for-20, with the exact ratio to be determined by the Board of Directors (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders at the 2015 annual meeting of the Company’s stockholders on August 27, 2015. On October 1, 2015, the Board of Directors approved the Reverse Stock Split and determined the ratio to be 1-for-20. The Reverse Stock Split has not been effected but is expected imminently.

Upon effectiveness of the Reverse Stock Split, every 20 shares of issued and outstanding common stock will be converted into one share of common stock, without any change in the par value per share. No fractional shares will be issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share. After giving effect to the Reverse Stock Split, the number of split-adjusted shares of common stock issued and outstanding as of September 30, 2015 will be approximately 16.8 million and the number of split-adjusted shares of common stock issued and outstanding as of March 31, 2015 will be 16.6 million and 16.5 million, respectively. After giving effect to the Reverse Stock Split, the Company’s split-adjusted loss per share will be approximately $0.48 and $0.84 for the three and six months ended September 30, 2015, respectively, and will be approximately $0.40 and $0.82 for the three and six months ended September 30, 2014, respectively. After giving effect to the Reverse Stock Split, the Company’s split-adjusted weighted shares outstanding will be approximately 16.6 million for each of the three and six months ended September 30, 2015, and will be approximately 16.5 million and 16.3 million for the three and six months ended September 30, 2014, respectively.

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

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. As of September 30, 2015, 4.0 million shares of the Company’s common stock were sold and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $1.2 million.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$5,001	$5,001	$—	$—
Restricted Cash	$5,000	$5,000	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at September 30, 2015.

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

	As of September 30, 2015		As of March 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Obligations under credit facility	$15,164	$15,164	$12,953	$12,953

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

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $12.9 million as of September 30, 2015, and (iii) limitations on the Company’s annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

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

•                  As of September 30, 2015, the Company determined that it was not in compliance with a financial covenant contained in the amended Agreements regarding the Company’s annual net income for Fiscal 2016. On November 2, 2015, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for Fiscal 2016.

If the Company had not obtained the waivers and amended the Agreements as described above, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance.  Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Agreements through the end of Fiscal 2016. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of non-compliance from Wells Fargo.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate was 4.1% and 4.0% at September 30, 2015 and March 31, 2015, respectively.

The Company is required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of September 30, 2015 and March 31, 2015, $15.2 million and $13.0 million in borrowings were outstanding, respectively, under the Credit Facility. There was no additional amount available under the Credit Facility as of September 30, 2015. Interest expense related to the Credit Facility during the three months ended September 30, 2015 was $0.2 million, which includes $42,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended September 30, 2014 was $0.1 million, which includes $56,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the six months ended September 30, 2015 was $0.3 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the six months ended September 30, 2014 was $0.3 million, which includes $0.1 million in amortization of deferred financing costs.

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

Changes in accrued warranty reserve during the six months ended September 30, 2015 are as follows (in thousands):

Balance, beginning of the period	$3,183
Standard warranty provision	347
Changes for accrual related to reliability repair programs	(16)
Deductions for warranty claims	(1,040)
Balance, end of the period	$2,474

13.  Deferred Revenue

Changes in deferred revenue during the six months ended September 30, 2015 are as follows (in thousands):

FPP Balance, beginning of the period	$2,491
FPP Billings	5,542
FPP Revenue recognized	(5,442)
Balance attributed to FPP contracts	2,591
Deposits	836
Deferred revenue balance, end of the period	$3,427

Comprehensive Factory Protection Plan (“FPP”) deferred revenue represents the unearned portion of our billed agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. Carrier earned $0.2 million and $0.5 million in royalties for C200 and C1000 Series system sales during the three months ended September 30, 2015 and 2014, respectively. Carrier earned $0.6 million and $0.8 million in royalties for C200 and C1000 system sales during the six months ended September 30, 2015 and 2014, respectively. Earned royalties of approximately $0.2 million and $0.4 million were unpaid as of September 30, 2015 and March 31, 2015, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2015, the Company had firm commitments to purchase inventories of approximately $25.9 million through Fiscal 2018. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.2 million as of each of September 30, 2015 and March 31, 2015. Rent expense was approximately $0.6 million during each of the three months ended September 30, 2015 and 2014. Rent expense was approximately $1.2 million during each of the six months ended September 30, 2015 and 2014.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The contract was over a five-year period and was completed on September 2015. The project was estimated to cost approximately $11.7 million. The DOE was to contribute $5.0 million toward the project, and the Company was to incur approximately $6.7 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $4.2 million through September 30, 2015.

In May 2014, the Company began working with the DOE through Oak Ridge National Laboratory (“ORNL”) on an advanced Alumina Forming Austenitic stainless steel material program. ORNL will contribute 100% of the $0.2 million project cost. The contract has a term of 27 months and is expected to be completed by July 31, 2016. The Company billed ORNL a cumulative amount of $0.1 million under the contract for this project through September 30, 2015.

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2015, no significant inventories were held at distributors.

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

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2015 which would make these instruments anti-dilutive. As of September 30, 2015 and 2014, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 13.8 million and 15.5 million, respectively.

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

During the second quarter of Fiscal 2016 our net loss increased by 22% to $7.9 million and our net loss per share remained at $.02 compared to the prior year period. Our gross margin was 11% for the second quarter of Fiscal 2016, which represents a decrease of approximately 500 basis points from our gross margin of 16% for the second quarter of Fiscal 2015. Capstone experienced a significant slowdown in both product shipments and new order flow during the second quarter of Fiscal 2016 compared to the same period last year. We had 72 microturbines totaling 12.7 megawatts for customers in finished goods as of September 30, 2015 that were expected to ship during the second quarter of Fiscal 2016. The first half of Fiscal 2016 was characterized by lower revenue and megawatts shipped compared to the first half of Fiscal 2015 because of the continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. Please see Results of Operations on page 22 for further discussion on the lower revenue.

Capstone products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our success in the oil and gas and other natural resources market, which continues to be a growing market worldwide, is driven by our microturbines reliability, emissions profile and ease of installation.  We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.  Capstone’s transportation market, which utilizes microturbines for the electric vehicle industry, is gaining interest as liquid natural gas becomes more readily available as a transportation fuel and emission regulations continue to be tightened on the diesel engine industry.

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

Backlog

During the three months ended September 30, 2015, we booked total orders of $8.4 million for 45 units, or 7.6 megawatts, compared to $23.8 million for 198 units, or 25.1 megawatts, during the three months ended September 30, 2014. We shipped 58 units with an aggregate of 11.6 megawatts, generating microturbine product revenue of $11.6 million compared to 166 units with an aggregate of 28.5 megawatts, generating microturbine product revenue of $26.7 million during the three months ended September 30, 2014. Total backlog as of September 30, 2015 decreased $67.5 million, or 39%, to $104.8 million from $172.3 million as of September 30, 2014. As of September 30, 2015, we had 579 units, or 108.0 megawatts, in total backlog compared to 884 units, or 186.8 megawatts, at the same date last year. Ending backlog as of September 30, 2015, includes the removal of approximately $52.4 million for 200 units, or 64.5 megawatts, from BPC Engineering (“BPC”), one of the Company’s Russian distributors. This removal is a proactive measure to align our backlog to management’s expectations because of the current macroeconomic headwinds, such as the continued softness of the global oil and gas market, a substantially stronger U.S. dollar (making our products more expensive overseas) and on-going geopolitical tensions in Russia, as experienced during Fiscal 2015. A significant portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. Our product shipments during the three months ended September 30, 2015 were: 68% for use in energy efficiency applications, 26% for use in natural resources applications and 6% for use in renewable energy applications. Our product shipments during the six months ended September 30, 2015 were: 47% for use in energy efficiency applications, 44% for use in natural resources applications and 9% for use in renewable energy applications.

The following table summarizes our backlog:

	As of September 30,
	2015		2014
	Megawatts	Units	Megawatts	Units

C30	1.7	58	3.2	108
C65	26.0	400	38.1	586
TA100	1.9	19	1.9	19
C200	3.0	15	3.6	18
C600	5.4	9	7.2	12
C800	4.0	5	4.8	6
C1000	65.0	65	127.0	127
Waste heat recovery generator	1.0	8	1.0	8
Total Backlog	108.0	579	186.8	884

2.              Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 102 distributors and Original Equipment Manufacturers (“OEMs”). In North America, we currently have 30 distributors and OEMs. Outside of North America, we currently have 72 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.              Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of September 30, 2015 was $65.3 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Our FPP backlog as of March 31, 2015 was $61.2 million.

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

5.              New Product Development  Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, TA100, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability and reduce direct material costs. During the three months ended September 30, 2015 our C200 and C1000 Series microturbines became Verband der Elektrotechnik (“VDE”) and Bundesverband der

Energie - und Wasserwirtschaft (“BDEW”) and Comitato Electtrotecnico Italiano (“CEI”) certified. These new standards were attained following the development and implementation of new microturbine system software architecture. We are also developing a more efficient microturbine CHP system with the DOE. The first phase of the development program has successfully achieved 270 kW with a prototype C250 engine. We plan to continue development of the engine as well as power electronics and software controls required for successful commercialization. The DOE awarded us a grant of $5.0 million in support of this development program of which $4.2 million was used through September 30, 2015. The contract was completed on September 30, 2015.

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

•      Deferred tax assets and valuation allowance; and

•      Stock-based compensation expense.

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenue  Revenue for the three months ended September 30, 2015 decreased $14.3 million, or 44%, to $17.9 million from $32.2 million for the three months ended September 30, 2014. The change in revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 included decreases in revenue of approximately $8.7 million from the North American market, $8.1 million from the European market, $1.2 million from the African market and $1.0 million from the Asian market. The decrease in the North American market was because of volume reductions in microturbines shipped, resulting from continued headwinds in the oil and gas market and a shift in customers’ project timelines. The decreases in the European, African and Asian markets were primarily the result of ongoing geopolitical tensions in Russia and Ukraine and a substantially stronger U.S. dollar (making our products more expensive overseas) compared to the three months ended September 30, 2014. This overall decrease in revenue was offset by an increase in revenue of $4.7 million from the Australian market. The increase in the Australian market during the three months ended September 30, 2015 compared to the same period last year was primarily the result of our continuing efforts to improve and expand our maturing distribution channel to better serve our customers.

For the three months ended September 30, 2015, revenue from microturbine products decreased $15.1 million, or 57%, to $11.6 million from $26.7 million for the three months ended September 30, 2014. Megawatts shipped during the three months ended September 30, 2015 decreased 16.9 megawatts, or 59%, to 11.6 megawatts from 28.5 megawatts during the three months ended September 30, 2014. The decrease in revenue and megawatts shipped was because of volume reductions in microturbines shipped, resulting from no microturbine product shipments to Russia, continued challenges in the oil and gas market and shifts in customers’ project timelines during the three months ended September 30, 2015 compared to the same period last year. Average revenue per megawatt shipped was approximately $1.0 million and $0.9 million during the three months ended September 30, 2015 and 2014, respectively.

The following table provides additional information on our shipments (revenue amounts in millions):

	Three Months Ended September 30,
	2015		2014
	Revenue	Megawatts	Revenue	Megawatts
North America	$4.8	4.9	$14.7	14.2
Europe	1.8	2.0	10.0	12.5
Asia	0.1	0.1	1.1	1.1
Australia	4.9	4.6	0.5	0.4
South America	—	—	0.2	0.1
Africa	—	—	0.2	0.2
Total from Microturbine Products	$11.6	11.6	$26.7	28.5

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2015			2014
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.4	0.3	10	$0.4	0.2	7
C65	2.2	2.3	36	9.9	8.9	136
C200	0.2	0.2	1	0.6	0.6	3
C600	3.1	3.0	5	1.8	1.8	3
C800	0.7	0.8	1	—	—	—
C1000	5.0	5.0	5	14.0	17.0	17
Total from Microturbine Products	$11.6	11.6	58	$26.7	28.5	166
Accessories and Parts	3.1	—	—	3.1	—	—
Total Product, Accessories and Parts	$14.7	—	—	$29.8	—	—
Service	3.2	—	—	2.4	—	—
Total	$17.9	11.6	58	$32.2	28.5	166

Revenue from our accessories and parts was $3.1 million for each of the three months ended September 30, 2015 and 2014.

Service revenue for the three months ended September 30, 2015 increased $0.8 million, or 33%, to $3.2 million from $2.4 million for the three months ended September 30, 2014. The increase in revenue resulted primarily from higher FPP contract enrollment and microturbine service work.

Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 29% and 12%, respectively, of revenue for the three months ended September 30, 2015. Sales to BPC, Horizon and E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, accounted for 20%, 18% and 12%, respectively, of revenue for the three months ended September 30, 2014.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $1.9 million, or 11% of revenue, for the three months ended September 30, 2015 compared to a gross margin of $5.2 million, or 16% of revenue, for the three months ended September 30, 2014. The decrease in the gross margin during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily the result of lower volume of microturbines shipped and a shift in product mix of $5.4 million. The reduction in microturbine shipments was partially offset by decreases in warranty expense of $1.0 million, production and service center overhead expenses of $0.5 million, royalty expense of $0.3 million and inventory charges of $0.3 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs as we work to achieve profitability and improving product performance.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $1.0 million reflects a decrease in the standard warranty provision primarily because of a decrease in the number of units covered under warranty as a result of lower microturbine shipments during the three months ended September 30, 2015 compared to the prior year. Management expects warranty expense to decline as a result of lower shipments of microturbine products for the remainder of Fiscal 2016.

Production and service center labor and overhead expense decreased $0.5 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily as the result of the increase in the amount of overhead allocated to finished goods inventory of $0.4 million and a decrease in salaries expense of $0.1 million.

Royalty expense decreased $0.3 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of lower sales of our C1000 Series systems. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier.

Inventory charges decreased approximately $0.3 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of a decrease in provision for excess and obsolete inventory.

Accessories and parts revenue gross margin is included in the gross margin discussion above. Accessories and parts revenue gross margin was $1.0 million, or 34% of revenue, for the three months ended September 30, 2015 compared to accessories and parts revenue gross margin of $1.1 million, or 35% of revenue, for the three months ended September 30, 2014.

Service revenue gross margin is included in the gross margin discussion above. Service revenue gross margin was $0.4 million, or 13% of revenue, for the three months ended September 30, 2015 compared to a service revenue gross margin of $0.4 million, or 15% of revenue, for the three months ended September 30, 2014.

Research and Development (“R&D”) Expenses  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the three months ended September 30, 2015 increased $0.8 million, or 38%, to $2.9 million from $2.1 million for the three months ended September 30, 2014. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of approximately $0.8 million resulted from increases in supplies expense of approximately $0.4 million and consulting expenses of $0.2 million and a decrease in cost-sharing benefits of $0.2 million. There were no cost-sharing benefits during the three months ended September 30, 2015 and $0.2 million of such benefits during the three months ended September 30, 2014. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2016 to be slightly higher than in Fiscal 2015 as a result of lower benefits from cost-sharing programs and as we continue product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended September 30, 2015 decreased approximately $2.8 million, or 29%, to $6.7 million from $9.5 million for the three months ended September 30, 2014. The net decrease in SG&A expenses was comprised of a decrease of approximately $3.1 million in bad debt expense, offset by increases of $0.2 million in marketing expense and $0.1 million in consulting expense. The decrease in bad debt expense was primarily the result of an accounts receivable allowance recorded for a single customer during the three months ended September 30, 2014. Excluding bad debt expense, management expects SG&A expenses in Fiscal 2016 to be slightly lower than in Fiscal 2015, primarily as a result of our initiatives to lower expenses in response to lower than expected revenues.

Interest Expense  Interest expense for the three months ended September 30, 2015 increased approximately $0.1 million, or 100% to approximately $0.2 million from approximately $0.1 million for the three months ended September 30, 2014. Interest expense is primarily from the average balances outstanding under the Credit Facility (as defined below). As of September 30, 2015, we had total debt of $15.2 million outstanding under the Credit Facility.

Income Taxes  There was no income tax expense for the three months ended September 30, 2015. Income tax expense for the three months ended September 30, 2014 was approximately $14,000. The decrease in income tax expense was primarily related to local tax payments compared to the three months ended September 30, 2014.

Six Months Ended September 30, 2015 and 2014

Revenue  Revenue for the six months ended September 30, 2015 decreased $10.6 million, or 19%, to $44.9 million from $55.5 million for the six months ended September 30, 2014. The change in revenue for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 included decreases in revenue of $10.6 million from the European market, $2.7 million from the North American market, $1.2 million from the African market and $0.5 million from the Asian market. The decreases in the European, African and Asian markets were primarily the result of ongoing geopolitical tensions in Russia and Ukraine and a substantially stronger U.S. dollar (making our products more expensive overseas) compared to the six months ended September 30, 2014. The decrease in the North American market was the effects of volume reductions in microturbines shipped, resulting from continued headwinds in the oil and gas market and a shift in customers’ project timelines. This overall decrease in revenue was offset by an increase in revenue of $4.2 million from the Australian market and $0.2 million from the South American market. The increases in the Australian and South American markets were primarily the result of our continuing efforts to improve and expand our maturing distribution channel to better serve our customers.

For the six months ended September 30, 2015, revenue from microturbine products decreased $12.4 million, or 28%, to $31.9 million from $44.3 million for the six months ended September 30, 2014. Megawatts shipped during the six months ended September 30, 2015 decreased 13.9 megawatts, or 30%, to 32.5 megawatts from 46.4 megawatts during the six months ended September 30, 2014. The decrease in revenue and megawatts shipped was because of volume reductions in microturbines shipped, resulting from no microturbine product shipments to Russia, continued challenges in the oil and gas market and shift in customers’ project timelines during the six months ended September 30, 2015 compared to the same period last year. Average revenue per megawatt shipped was approximately $1.0 million during each of the six months ended September 30, 2015 and 2014.

The following table provides additional information on our shipments (revenue amounts in millions):

	Six Months Ended September 30,
	2015		2014
	Revenue	Megawatts	Revenue	Megawatts
North America	$18.7	19.1	$24.0	23.0
Europe	5.6	5.8	16.3	19.9
Asia	2.1	2.5	2.3	2.3
Australia	5.1	4.7	1.2	0.9
South America	0.4	0.4	0.3	0.1
Africa	—	—	0.2	0.2
Total from Microturbine Products	$31.9	32.5	$44.3	46.4

The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2015			2014
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.8	0.5	17	$1.7	1.0	34
C65	7.2	6.6	101	15.0	13.6	208
TA100	—	—	—	0.3	0.2	2
C200	2.1	2.0	10	3.1	3.0	15
C600	3.6	3.6	6	4.6	4.8	8
C800	4.6	4.8	6	0.8	0.8	1
C1000	13.6	15.0	15	18.8	23.0	23
Total from Microturbine Products	$31.9	32.5	155	$44.3	46.4	291
Accessories and Parts	6.9	—	—	6.5	—	—
Total Product, Accessories and Parts	$38.8	—	—	$50.8	—	—
Service	6.1	—	—	4.7	—	—
Total	$44.9	32.5	155	$55.5	46.4	291

For the six months ended September 30, 2015, revenue from our accessories and parts increased $0.4 million, or 6%, to $6.9 million from $6.5 million for the six months ended September 30, 2014. The increase in revenue resulted primarily from higher sales of microturbine parts, offset by lower accessories revenue.

Service revenue for the six months ended September 30, 2015 increased $1.4 million, or 30%, to $6.1 million from $4.7 million for the six months ended September 30, 2014. The increase in revenue resulted primarily from higher FPP contract enrollment and microturbine service work.

Horizon and Optimal accounted for 18% and 13% of revenue, respectively, for the six months ended September 30, 2015. For the six months ended September 30, 2014, Horizon, BPC and E-Finity accounted for 21%, 17% and 12% of revenue, respectively.

Gross Margin  The gross margin was $6.6 million, or 15% of revenue, for the six months ended September 30, 2015 compared to a gross margin of $8.7 million, or 16% of revenue, for the six months ended September 30, 2014. The decrease in the gross margin during the six months ended September 30, 2015 compared to the six months ended September 30, 2014 was primarily the result of lower volume of microturbines shipped and shift in product mix of $4.3 million. The reduction in microturbine shipments was partially offset by decreases in warranty expense of $1.2 million, production and service center overhead expenses of $0.6 million, inventory charges of $0.3 million and royalty expense of $0.1 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs as we work to achieve profitability and improving product performance.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $1.2 million reflects a decrease in the standard warranty provision primarily because of a decrease in the number of units covered under warranty as a result of lower microturbine shipments during the six months ended September 30, 2015 compared to the prior year. Management expects warranty expense to decline as a result of lower shipments of microturbine products for the remainder of Fiscal 2016.

Production and service center labor and overhead expense decreased $0.6 million during the six months ended September 30, 2015 compared to the six months ended September 30, 2014. The decreases in production and service center labor and overhead expense were comprised of decreases of $0.2 million in travel expense and $0.2 million in salaries expense and an increase in the amount of overhead allocated to finished goods inventory of $0.2 million.

Inventory charges decreased $0.3 million during the six months ended September 30, 2015 compared to the six months ended September 30, 2014 primarily as the result of a decrease in provision for excess and obsolete inventory.

Royalty expense decreased $0.1 million during the six months ended September 30, 2015 compared to the six months ended September 30, 2014 as a result of lower sales of our C1000 Series systems.

Accessories and parts revenue gross margin is included in the gross margin discussion above. Accessories and parts revenue gross margin was $2.4 million, or 35% of revenue, for the six months ended September 30, 2015 compared to accessories and parts revenue gross margin of $2.3 million, or 36% of revenue, for the six months ended September 30, 2014.

Service revenue gross margin is included in the gross margin discussion above. Service revenue gross margin was $0.8 million, or 13% of revenue, for the six months ended September 30, 2015 compared to a service revenue gross margin of $0.6 million, or 13% of revenue, for the six months ended September 30, 2014.

Research and Development Expenses - R&D expenses for the six months ended September 30, 2015 increased $0.9 million, or 20%, to $5.3 million from $4.4 million for the six months ended September 30, 2014. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of approximately $0.9 million resulted from increases in supplies expense of approximately $0.4 million and consulting expenses of $0.4 million and a decrease in cost-sharing benefits of $0.1 million. There were approximately $0.3 million of cost-sharing benefits for the six months ended September 30, 2015 and $0.4 million of such benefits for the six months ended September 30, 2014. Cost-sharing programs vary from period to period depending on the phase of the programs. Management expects R&D expenses in Fiscal 2016 to be slightly higher than in Fiscal 2015 as a result of lower benefits from cost-sharing programs and as we continue product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative Expenses - SG&A expenses for the six months ended September 30, 2015 decreased $2.5 million, or 14%, to $14.8 million from $17.3 million for the six months ended September 30, 2014. The net decrease in SG&A expenses was comprised of a decrease of $3.1 million in bad debt expense, offset by increases of $0.5 million in salaries expense and $0.1 million in consulting expense. The decrease in the bad debt expense was primarily the result of an accounts receivable allowance recorded for a single customer during the three months ended September 30, 2014. We recorded severance costs of approximately $0.5 million during the three months ended June 30, 2015. The headwinds we faced during Fiscal 2015 led us to flatten our organization which will lower operating costs after severance expenses. Excluding bad debt expense, management expects SG&A expenses in Fiscal 2016 to be slightly lower than in Fiscal 2015 primarily as a result of our initiatives to lower expenses in response to lower than expected revenues.

Interest Expense — Interest expense was approximately $0.3 million for each of the six months ended September 30, 2015 and 2014. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of September 30, 2015, we had total debt of $15.2 million outstanding under the Credit Facility.

Income Taxes - Income tax expense for the six months ended September 30, 2015 was approximately $3,000. Income tax expense for the six months ended September 30, 2014 was approximately $64,000. The decrease in income tax expense was primarily related to local tax payments compared to the six months ended September 30, 2014.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for Fiscal 2016 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. As a result of our initiatives to lower expenses in response to lower than expected revenues, management expects to spend approximately $0.4 million less than planned or $1.6 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality, short-term money market instruments to provide liquidity for operations and capital preservation.

Our cash and cash equivalents as of September 30, 2015 and March 31, 2015 were $10.6 million ($15.6 million when combined with restricted cash related to the Credit Facility) and $32.2 million, respectively. Our cash and cash equivalents balances decreased $21.6 million during the six months ended September 30, 2015, compared to an increase of $12.9 million during the six months ended September 30, 2014. Cash and cash equivalents increased during the six months ended September 30, 2014 primarily related to proceeds from our May 2014 underwritten public offering.

Operating Activities  During the six months ended September 30, 2015, we used $18.4 million of cash in our operating activities, which consisted of a net loss for the period of $13.9 million and cash used for working capital of $7.1 million, offset by non-cash adjustments (primarily warranty provision, depreciation and amortization, stock-based compensation and inventory provision) of $2.6 million. During the six months ended September 30, 2014, operating cash usage was $14.6 million, which consisted of a net loss for the period of $13.3 million and cash used for working capital of $8.9 million, offset by non-cash adjustments of $7.6 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Six Months Ended September 30,
	2015	2014
Net loss	$(13,857)	$(13,300)
Non-cash operating activities (1)	2,569	7,556
Changes in operating assets and liabilities:
Accounts receivable	(3,014)	1,746
Inventories	(6,170)	(1,691)
Accounts payable and accrued expenses	2,934	(7,456)
Other changes in operating assets and liabilities	(874)	(1,513)
Net cash used in operating activities	$(18,412)	$(14,658)

(1)                                 Represents warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The increase in net cash used in operating activities during the six months ended September 30, 2015 compared to the six months ended September 30, 2014 was primarily related to the change in inventories and accounts receivable, offset by higher accounts payable and accrued expenses. The change in inventory was primarily because of lower than anticipated inventory turns primarily as a result of finished goods that did not ship in the second quarter of Fiscal 2016. The change in accounts receivable was the result of lower than expected revenue and slower collection of accounts receivable. The change in accounts payable and accrued expenses was primarily the result of a deferral of payments of accounts payable and timing and level of inventory receipts.

Investing Activities  Net cash used in investing activities of $1.3 million and $1.0 million during the six months ended September 30, 2015 and 2014, respectively, relates to the acquisition of fixed assets.

Financing Activities  During the six months ended September 30, 2015, we used approximately $1.9 million in financing activities compared to cash generated during the six months ended September 30, 2014 of approximately $28.5 million. The funds used in financing activities during the six months ended September 30, 2015 were primarily the result of cash equivalents restricted by Wells Fargo and the repayment of notes payable and capital lease obligations, offset by the net proceeds from the Credit Facility and proceeds from the at-the-market offering program described below. Additionally, employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million and $0.2 million of net cash used during the six months ended September 30, 2015 and 2014, respectively. As a condition of the amended Agreements (as defined below) with Wells Fargo, we have restricted $5.0 million of cash equivalents as additional security for the Credit Facility. During the six months ended September 30, 2014, the funds generated in financing activities were primarily from the proceeds related to our underwritten public offering described below.

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

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. As of September 30, 2015, 4.0 million shares of the Company’s common stock was sold and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $1.2 million.

Credit Facility  The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017. As of September 30, 2015 and March 31, 2015, $15.2 million and $13.0 million in borrowings were outstanding, respectively, under the Credit Facility.

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

•                  As of September 30, 2015, the Company determined that it was not in compliance with a financial covenant contained in the amended Agreements regarding the Company’s annual net income for Fiscal 2016. On November 2, 2015, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for Fiscal 2016.

If we had not obtained the waivers and amended the Agreements as described above, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Agreements through the end of Fiscal 2016. If a covenant violation were to occur, management would attempt to negotiate a waiver of non-compliance from Wells Fargo.

Working Capital  Our cash and cash equivalents as of September 30, 2015 and March 31, 2015 were $10.6 million ($15.6 million when combined with restricted cash related to the Credit Facility) and $32.2 million, respectively. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $0.4 million and $19.3 million as of September 30, 2015 and March 31, 2015, respectively. Our cash and cash equivalents were primarily impacted by cash equivalents restricted by Wells Fargo and by higher than planned working capital requirements during the six months ended September 30, 2015. Our working capital requirements were higher than planned primarily as a result of lower than expected revenue, slower collection of accounts receivable and lower than anticipated inventory turns primarily because of finished goods that did not ship in the quarter. We continue to be negatively impacted by the continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

Management has the ability to manage certain operating assets and liabilities, specifically the procurement of inventory and timing of payments of accounts payable, capital expenditures and certain operating expenses depending on the results of its operations to preserve its cash and cash equivalents. Additionally, we have an at-the-market offering program in place pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock. Management also believes that we will maintain compliance with the covenants contained in the amended Credit Facility agreements through the end of Fiscal 2016. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of compliance from Wells Fargo.

If we are unable to manage its cash flows in the areas discussed above, the Company may need to raise additional capital in the near term. We could seek to raise funds by selling additional securities (through the at-the-market offering discussed above or some other offering) to the public or to selected investors, or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, the equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should we be unable to execute our plans (including raising funds through the at-the-market offering program and maintaining availability under our Credit Facility) or obtain additional financing that may be needed, the Company may need to significantly reduce its operations or it may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our accounts receivable balance, net of allowances, was $16.2 and $13.1 million as of September 30, 2015 and March 31, 2015, respectively. Days sales outstanding in accounts receivable (“DSO”) increased by 17 days to 82 days at the end of the second quarter of Fiscal 2016 compared to 65 days at the end of the second quarter of Fiscal 2015. The change in DSO was largely the result of lower than expected revenue and slower collection of accounts receivable during the six months ended September 30, 2015 compared to the six months ended September 30, 2014. There were no significant bad debt charges or recoveries during the six months ended September 30, 2015. We recorded bad debt expense of approximately $3.1 million during the six months ended September 30, 2014. During the three months ended March 31, 2015, we recorded an accounts receivable allowance of approximately $7.1 million with respect to BPC.

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

Contractual Obligations and Commercial Commitments

Except for scheduled payments made on operating leases during the six months ended September 30, 2015, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2015.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The adoption of this standard would result in the reclassification of debt issuance costs from prepaid expenses and other current assets to the amount outstanding under the Credit Facility. The net amount of such costs at September 30, 2015 was approximately $0.2 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
10.1	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan, effective August 27, 2015 (d)
10.2	Sales Agreement, dated August 28, 2015, by and between Capstone Turbine Corporation and Cowen & Company, LLC (e)
10.3	Fifteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 2, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(d)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 15, 2015 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 28, 2015 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: November 5, 2015

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (b)
3.3	Amended and Restated Bylaws of Capstone Turbine Corporation (c)
10.1	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan, effective August 27, 2015 (d)
10.2	Sales Agreement, dated August 28, 2015, by and between Capstone Turbine Corporation and Cowen & Company, LLC (e)
10.3	Fifteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 2, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(d)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 15, 2015 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 28, 2015 (File No. 001-15957)