Form 10-Q
period 2015-12-31
CAPSTONE TURBINE Corp
filed 2016-02-03
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of January 29, 2016 was 20,920,876.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	December 31,	March 31,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$13,470	$32,221
Restricted cash	5,000	—
Accounts receivable, net of allowances of $10,593 at December 31, 2015 and $11,041 at March 31, 2015	13,851	13,120
Inventories	20,431	23,097
Prepaid expenses and other current assets	2,941	3,063
Total current assets	55,693	71,501
Property, plant and equipment, net	3,854	3,523
Non-current portion of inventories	2,287	2,258
Intangible assets, net	1,132	1,337
Other assets	281	308
Total	$63,247	$78,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$21,351	$22,266
Accrued salaries and wages	1,679	2,113
Accrued warranty reserve	2,200	3,183
Deferred revenue	3,958	3,051
Revolving credit facility	9,600	12,953
Current portion of notes payable and capital lease obligations	540	407
Total current liabilities	39,328	43,973
Long-term portion of notes payable and capital lease obligations	77	89
Other long-term liabilities	184	161
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized; 19,767,772 shares issued and 19,663,666 shares outstanding at December 31, 2015; 16,589,848 shares issued and 16,527,054 shares outstanding at March 31, 2015	354	332
Additional paid-in capital	846,557	837,650
Accumulated deficit	(821,636)	(801,764)
Treasury stock, at cost; 104,106 at December 31, 2015 and 62,794 shares at March 31, 2015	(1,617)	(1,514)
Total stockholders’ equity	23,658	34,704
Total	$63,247	$78,927

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue:
Product, accessories and parts	$18,239	$26,919	$57,074	$77,682
Service	3,220	3,165	9,270	7,910
Total revenues	21,459	30,084	66,344	85,592
Cost of goods sold:
Product, accessories and parts	14,979	21,859	48,039	64,560
Service	2,429	2,119	7,641	6,267
Total cost of goods sold	17,408	23,978	55,680	70,827
Gross margin	4,051	6,106	10,664	14,765
Operating expenses:
Research and development	2,905	2,355	8,193	6,737
Selling, general and administrative	7,002	7,508	21,796	24,815
Total operating expenses	9,907	9,863	29,989	31,552
Loss from operations	(5,856)	(3,757)	(19,325)	(16,787)
Other (expense) income	—	(31)	(38)	50
Interest expense	(159)	(134)	(506)	(421)
Loss before income taxes	(6,015)	(3,922)	(19,869)	(17,158)
Provision for income taxes	—	13	3	77
Net loss	$(6,015)	$(3,935)	$(19,872)	$(17,235)

Net loss per common share—basic and diluted	$(0.34)	$(0.24)	$(1.17)	$(1.05)

Weighted average shares used to calculate net loss per common share	17,824	16,512	16,975	16,366

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(19,872)	$(17,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,206	1,321
Amortization of deferred financing costs	129	158
Accounts receivable allowances	(176)	3,101
Inventory provision	898	1,119
Provision for warranty expenses	266	2,210
Loss on disposal of equipment	10	4
Stock-based compensation	1,504	1,795
Changes in operating assets and liabilities:
Accounts receivable	(555)	3,338
Inventories	1,739	(7,521)
Prepaid expenses and other current assets	4	(1,180)
Accounts payable and accrued expenses	(248)	(4,732)
Accrued salaries and wages and long term liabilities	(411)	(366)
Accrued warranty reserve	(1,249)	(2,378)
Deferred revenue	907	3,939
Net cash used in operating activities	(15,848)	(16,427)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(1,437)	(1,162)
Net cash used in investing activities	(1,437)	(1,162)
Cash Flows from Financing Activities:
Net proceeds from (repayments of) revolving credit facility	(3,353)	1,117
Changes in restricted cash	(5,000)	—
Repayment of notes payable and capital lease obligations	(435)	(405)
Net cash (used in) provided by employee stock-based transactions	(90)	136
Net proceeds from issuance of common stock at-the-market offering program	7,412	—
Net proceeds from issuance of common stock	—	29,772
Net cash (used in) provided by financing activities	(1,466)	30,620
Net (decrease) increase in Cash and Cash Equivalents	(18,751)	13,031
Cash and Cash Equivalents, Beginning of Period	32,221	27,859
Cash and Cash Equivalents, End of Period	$13,470	$40,890
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$371	$263
Income taxes	$5	$86
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$43	$58
Renewal of insurance contracts which was financed by notes payable	$477	$447
Acquisition of property and equipment in consideration for the issuance of a note payable	$101	$418

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to be negatively impacted by the continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. The Company’s net loss from operations for the third quarter of Fiscal 2016 was $5.9 million. The Company’s cash and cash equivalents as of December 31, 2015 and March 31, 2015 were $13.5 million ($18.5 million when combined with restricted cash related to the line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) and $32.2 million, respectively. See Note 11—Revolving Credit Facility for discussion of the Credit Facility. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $8.9 million and $19.3 million as of December 31, 2015 and March 31, 2015, respectively. Although the Company realized working capital improvements during the third quarter of Fiscal 2016 because of a reduction in finished goods inventory, the Company’s working capital requirements for the nine months ended December 31, 2015 were higher than planned, primarily as a result of lower than expected revenue, slower collection of accounts receivable and lower than anticipated inventory turns.

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

On November 6, 2015, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share, effective as of 4:30 p.m. Eastern Standard Time on the filing date. For purposes of presentation, all share and per share information and instruments outstanding under stock plans contained in this report on Form 10-Q has been retroactively adjusted to reflect the reverse stock split.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The adoption of this standard would result in the reclassification of debt issuance costs from prepaid expenses and other current assets to the amount outstanding under the Credit Facility. The net amount of such costs at December 31, 2015 was approximately $0.1 million.

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

4.  Customer Concentrations and Accounts Receivable

Sales to E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, Critchfield Pacific Incorporated, one of the Company’s domestic distributors, Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, and Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, accounted for 17%, 13%, 12% and 10%, respectively, of revenue for the three months ended December 31, 2015. Sales to Horizon, DTC and Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, accounted for 17%, 12% and 11%, respectively, of revenue for the three months ended December 31, 2014. For the nine months ended December 31, 2015, Horizon, E-Finity and Optimal accounted for 16%, 11% and 10% of revenue, respectively. For the nine months ended December 31, 2014, Horizon, BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity accounted for 20%, 15% and 10% of revenue, respectively. Additionally, DTC, E-Finity, RSP Systems, one of the Company’s domestic distributors, and Serba Dinamik Sdn Bhd, one of the Company’s Malaysian distributors, accounted for 19%, 16%, 16% and 11%, respectively, of net accounts receivable as of December 31, 2015. Optimal accounted for 17% of net accounts receivable as of March 31, 2015.

The Company recorded bad debt recovery of $0.2 million for the three and nine months ended December 31, 2015, respectively. The Company recorded bad debt expense of $43,000 and $3.1 million for the three and nine months ended December 31, 2014, respectively.

5.  Inventories

Inventories are valued on a first in first out (“FIFO”) basis and lower of cost or market net of provisions for slow moving, excess, obsolete or otherwise impaired inventories and consisted of the following as of December 31, 2015 and March 31, 2015 (in thousands):

	December 31, 2015	March 31, 2015

Raw materials	$20,671	$19,955
Work in process	615	—
Finished goods	1,432	5,400
Total	22,718	25,355
Less non-current portion	(2,287)	(2,258)
Current portion	$20,431	$23,097

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2015 is 1.8 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2015 over the periods presented in the following table (in thousands):

Expected Period of Use	Non-Current Inventory Balance Expected to be Used

13 to 24 months	$1,612
25 to 36 months	566
37 to 48 months	109
Total	$2,287

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.3 million and $1.0 million for the three and nine months ended December 31, 2015, respectively. The Company recorded depreciation expense of $0.3 million and $0.9 million for the three and nine months ended December 31, 2014, respectively.

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2015	March 31, 2015

Machinery, rental equipment, equipment, automobiles and furniture	$19,688	$20,873
Leasehold improvements	9,855	9,760
Molds and tooling	3,195	3,722
	32,738	34,355
Less, accumulated depreciation	(28,884)	(30,832)
Total property, plant and equipment, net	$3,854	$3,523

7.  Intangible Assets

The Company recorded amortization expense of $0.1 million and $0.2 million for the three and nine months ended December 31, 2015, respectively. The Company recorded amortization expense of $0.1 million and $0.4 million for the three and nine months ended December 31, 2014, respectively. Intangible assets consisted of the following (in thousands):

	December 31, 2015
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,622	$78
Technology	10 years	2,240	1,325	915
Parts and service customer relationships	5 years	1,080	1,080	—
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$7,064	$1,132

	March 31, 2015
	Weighted Average Amortization Period	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Manufacturing license	17 years	$3,700	$3,585	$115
Technology	10 years	2,240	1,157	1,083
Parts and service customer relationships	5 years	1,080	1,080	—
TA100 customer relationships	2 years	617	617	—
Backlog	Various	490	351	139
Trade name	1.2 years	69	69	—
Total		$8,196	$6,859	$1,337

Expected future amortization expense of intangible assets as of December 31, 2015 is as follows (in thousands):

Year Ending March 31,	Amortization Expense
2016 (remainder of fiscal year)	$127
2017	352
2018	242
2019	224
2020	187
Thereafter	—
Total expected future amortization	$1,132

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $7,200 and $18,100 were earned by Solar for the three months ended December 31, 2015 and 2014, respectively. Royalties of approximately $26,400 and $51,800 were earned by Solar for the nine months ended December 31, 2015 and 2014, respectively. Earned royalties of approximately $26,400 and $19,300 were unpaid as of December 31, 2015 and March 31, 2015, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense for the three and nine months ended December 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Cost of goods sold	$63	$33	$132	$85
Research and development	47	84	56	244
Selling, general and administrative	546	454	1,316	1,466
Stock-based compensation expense	$656	$571	$1,504	$1,795

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. In August 2015, the Board of Directors adopted and the shareholders approved an amendment and restatement of the 2000 Plan. The amendment and restatement includes an increase of 450,000 shares of common stock that will be available under the 2000 Plan. As of December 31, 2015, there were 215,018 shares available for future grant under the 2000 Plan.

Stock Options

The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. Stock based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock based compensation recognized is reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the nine months ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2015	658,171	$25.57
Granted	29,225	12.80
Exercised	—	—
Forfeited, cancelled or expired	(151,257)	34.72
Options outstanding at December 31, 2015	536,139	$22.29	4.3	$—

Options fully vested at December 31, 2015 and those expected to vest beyond December 31, 2015	536,139	$22.29	4.3	$—

Options exercisable at December 31, 2015	452,593	$22.73	3.5	$—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the three months ended December 31, 2015 and 2014. The Company calculated the estimated fair value of each stock option granted during the nine months ended December 31, 2015 and 2014 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Risk-free interest rates	—	—	1.5%	1.8%
Expected lives (in years)	—	—	5.7	5.7
Dividend yield	—	—	—%	—%
Expected volatility	—	—	59.0%	77.0%
Weighted average grant date fair value of options granted during the period	—	—	$6.84	$18.79

The Company’s computation of expected volatility for the three and nine months ended December 31, 2015 and 2014 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.

The following table provides additional information on stock options for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Stock option compensation expense (in thousands)	$135	$239	$409	$834
Cash received for exercise price (in thousands)	$—	$7	$—	$302
Intrinsic value (in thousands)	$—	$1	$—	$129
Weighted average grant date fair value of options exercised during the period	$—	$15.20	$—	$26.75

As of December 31, 2015, there was approximately $0.9 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.3 years.

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

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at March 31, 2015	93,383	$23.76

Granted	234,046	3.86
Vested and issued	(36,098)	24.47
Forfeited	(17,034)	21.39

Nonvested restricted stock units outstanding at December 31, 2015	274,297	$6.83
Restricted stock units expected to vest beyond December 31, 2015	274,286	$6.83

The following table provides additional information on restricted stock units for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Restricted stock units compensation expense (in thousands)	$204	$303	$715	$873
Aggregate fair value of restricted stock units vested and issued (in thousands)	$4	$28	$344	$1,184
Weighted average grant date fair value of restricted stock units granted during the period	$1.19	$19.60	$3.34	$27.43

As of December 31, 2015, there was approximately $1.3 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 3.0 years.

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

During the first quarter of each of Fiscal 2016 and Fiscal 2015, the Company granted a total of 10,000 PRSUs to the Chief Executive Officer. The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2016 and 2015 was $15.50 and $31.20, respectively. Based on the Company’s assessment as of March 31, 2015, the PRSU threshold for the first performance measurement of the PRSUs granted in Fiscal 2015 likely will not be met and, as a result, the Chief Executive Officer PRSU awards were adjusted and no compensation expense was recorded or recognized during Fiscal 2015. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issues restricted stock awards under the 2000 Plan to employees and non-employee directors. During the three and nine months ended December 31, 2015 the Company granted stock awards in lieu of cash to employees for variable compensation. During the three and nine months ended December 31, 2015 and 2014 the Company granted stock awards to non-employee directors  who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock awards activity for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Restricted stock awards compensation expense (in thousands)	$317	$29	$380	$88
Restricted stock awards granted	255,912	1,814	263,594	3,956
Weighted average grant date fair value of restricted stock awards granted during the period	$1.24	$16.20	$1.44	$22.28

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

Grants outside of 2000 Plan

As of December 31, 2015, the Company had outstanding 155,000 non-qualified common stock options and 2,343 restricted stock units issued outside of the 2000 Plan. The Company granted 12,500 of these stock options during Fiscal 2015, 142,500 of these stock options prior to Fiscal 2015 and 2,343 of these restricted stock units during Fiscal 2015 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

Outside of 2000 Plan	Options	RSUs
Executive Vice President and Chief Executive Officer	100,000	—
Executive Vice President of Sales and Marketing	42,500	—
Vice President of Operations	12,500	2,343
Outstanding stock outside of 2000 Plan	155,000	2,343

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

9.  Underwritten and Registered Direct Placement of Common Stock

Effective May 6, 2014, the Company completed an underwritten public offering in which it sold 0.9 million shares of the Company’s common stock at a price of $34.00 per share less underwriting discounts and commissions. The shares were allocated to a single institutional investor. The net proceeds to the Company from the sale of the Common Stock, after deducting fees and other offering expenses, were approximately $29.8 million.

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. As of December 31, 2015, 2.8 million shares of the Company’s common stock were sold and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $7.4 million.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$5,001	$5,001	$—	$—
Restricted Cash	$5,000	$5,000	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at December 31, 2015.

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

Basis for Valuation

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. As the Company’s obligations under the Credit Facility are based on adjustable market rates reflective of what would currently be available to the Company, the Company has determined that the carrying value approximates the fair value. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	December 31, 2015		March 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under credit facility	$9,600	$9,600	$12,953	$12,953

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible accounts receivable and inventory. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017.

The Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $8.2 million as of December 31, 2015, and (iii) limitations on the Company’s annual capital expenditures. The Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

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

•                  As of September 30, 2015, the Company determined that it was not in compliance with a financial covenant contained in the amended Agreements regarding the Company’s net income for six months ended September 30, 2015. On November 2, 2015, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for the remainder of Fiscal 2016.

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

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter—Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate was 4.4% and 4.0% at December 31, 2015 and March 31, 2015, respectively.

The Company is required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of December 31, 2015 and March 31, 2015, $9.6 million and $13.0 million in borrowings were outstanding, respectively, under the Credit Facility. As of December 31, 2015, approximately $9.4 million was available for additional borrowing. Interest expense related to the Credit Facility during the three months ended December 31, 2015 was $0.2 million, which includes $43,800 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended December 31, 2014 was $0.1 million, which includes $47,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2015 was $0.5 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2014 was $0.4 million, which includes $0.2 million in amortization of deferred financing costs.

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

Changes in accrued warranty reserve during the nine months ended December 31, 2015 are as follows (in thousands):

Balance, beginning of the period	$3,183
Standard warranty provision	282
Changes for accrual related to reliability repair programs	(16)
Deductions for warranty claims	(1,249)
Balance, end of the period	$2,200

13.  Deferred Revenue

Changes in deferred revenue during the nine months ended December 31, 2015 are as follows (in thousands):

FPP Balance, beginning of the period	$2,491
FPP Billings	8,507
FPP Revenue recognized	(8,262)
Balance attributed to FPP contracts	2,736
Deposits	1,222
Deferred revenue balance, end of the period	$3,958

Comprehensive Factory Protection Plan (“FPP”) deferred revenue represents the unearned portion of our billed agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. Carrier earned $0.3 million and $0.4 million in royalties for C200 and C1000 Series system sales during the three months ended December 31, 2015 and 2014, respectively. Carrier earned $0.9 million and $1.2 million in royalties for C200 and C1000 system sales during the nine months ended December 31, 2015 and 2014, respectively. Earned royalties of approximately $0.3 million and $0.4 million were unpaid as of December 31, 2015 and March 31, 2015, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2015, the Company had firm commitments to purchase inventories of approximately $24.2 million through Fiscal 2018. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.2 million as of each of December 31, 2015 and March 31, 2015. Rent expense was approximately $0.6 million during each of the three months ended December 31, 2015 and 2014. Rent expense was approximately $1.9 million and $1.8 million during the nine months ended December 31, 2015 and 2014, respectively.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The contract was over a five-year period and was completed on September 2015. The project was estimated to cost approximately $11.7 million. The DOE was to contribute $5.0 million toward the project, and the Company was to incur approximately $6.7 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $4.2 million through September 30, 2015, the date on which the contract was completed.

In May 2014, the Company began working with the DOE through Oak Ridge National Laboratory (“ORNL”) on an advanced Alumina Forming Austenitic stainless steel material program. ORNL will contribute 100% of the $0.2 million project cost. The contract has a term of 27 months and is expected to be completed by July 31, 2016. The Company billed ORNL a cumulative amount of $0.1 million under the contract for this project through December 31, 2015.

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2015, no significant inventories were held at distributors.

Legal Matters

Two putative securities class action complaints were filed against the Company and certain of its current and former officers in the United States District Court for the Central District of California under the following captions: David Kinney, etc. v. Capstone Turbine, et al., No. 2:15-CV-08914 on November 16, 2015 (the “Kinney Complaint”) and Kevin M. Grooms, etc. v. Capstone Turbine, et al., No. 2:15-CV-09155 on December 18, 2015 (the “Grooms Complaint”).

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015. The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company. The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation, and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting. The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount. On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff. The Court has not yet issued a decision on those motions. The Company has not recorded any liability as of December 31, 2015 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended December 31, 2015 which would make these instruments anti-dilutive. As of December 31, 2015 and 2014, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.8 million and 0.7 million, respectively.

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

During the third quarter of Fiscal 2016 our net loss increased by 54% to $6.0 million and our net loss per share increased by 42% to $0.34 compared to the prior year period. Our gross margin was 19% for the third quarter of Fiscal 2016, which represents a decrease of approximately 100 basis points from our gross margin of 20% for the third quarter of Fiscal 2015 despite 29% lower revenue in the third quarter of Fiscal 2016 compared to the third quarter of Fiscal 2015. Capstone continued to experience a significant slowdown in both product shipments and new order flow during the third quarter of Fiscal 2016 compared to the same period last year. The first nine months of Fiscal 2016 were characterized by lower revenue and megawatts shipped compared to the first nine months of Fiscal 2015 because of the continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. Please see Results of Operations on page 24 for further discussion on the lower revenue.

Capstone products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our success in the oil and gas and other natural resources market is driven by our microturbines reliability, emissions profile and ease of installation.  We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.  Capstone’s transportation market, which utilizes microturbines for the electric vehicle industry, is gaining interest as liquid natural gas becomes more readily available as a transportation fuel and emission regulations continue to be tightened on the diesel engine industry.

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

Backlog

During the three months ended December 31, 2015, we booked total orders of $12.3 million for 49 units, or 13.0 megawatts, compared to $25.7 million for 134 units, or 27.9 megawatts, during the three months ended December 31, 2014. We shipped 52 units with an aggregate of 15.6 megawatts, generating microturbine product revenue of $14.8 million compared to 161 units with an aggregate of 22.6 megawatts, generating microturbine product revenue of $22.5 million during the three months ended December 31, 2014. Total backlog as of December 31, 2015 decreased $73.2 million, or 42%, to $102.3 million from $175.5 million as of December 31, 2014. As of December 31, 2015, we had 576 units, or 105.4 megawatts, in total backlog compared to 857 units, or 192.1 megawatts, at the same date last year.

Ending backlog as of December 31, 2015, includes the removal of approximately $52.4 million for 200 units, or 64.5 megawatts, from BPC Engineering (“BPC”), one of the Company’s Russian distributors. This removal, which occurred during the three months ended September 30, 2015, as a proactive measure to align our backlog to management’s expectations because of the current macroeconomic headwinds, such as the continued softness of the global oil and gas market, a substantially stronger U.S. dollar (making our products more expensive overseas) and on-going geopolitical tensions in Russia, as experienced during Fiscal 2015. A significant portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. Our product shipments during the three months ended December 31, 2015 were: 71% for use in energy efficiency applications, 22% for use in natural resources applications and 7% for use in renewable energy applications. Our product shipments during the nine months ended December 31, 2015 were: 55% for use in energy efficiency applications, 37% for use in natural resources applications and 8% for use in renewable energy applications.

The following table summarizes our backlog:

	As of December 31,
	2015		2014
	Megawatts	Units	Megawatts	Units

C30	1.7	56	3.6	120
C65	26.0	401	35.0	539
TA100	1.9	19	1.9	19
C200	2.8	14	3.2	16
C600	7.2	12	7.8	13
C800	4.8	6	9.6	12
C1000	60.0	60	130.0	130
Waste heat recovery generator	1.0	8	1.0	8
Total Backlog	105.4	576	192.1	857

2.              Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 104 distributors and Original Equipment Manufacturers (“OEMs”). In North America, we currently have 36 distributors and OEMs. Outside of North America, we currently have 68 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.              Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer new and remanufactured parts as well as a comprehensive FPP. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of December 31, 2015 was $64.7 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Our FPP backlog as of March 31, 2015 was $61.2 million.

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

We are also developing a more efficient microturbine CHP system with the support of the DOE. We successfully completed the first phase of the development program and achieved 270 kW with a prototype C250 microturbine in our development test lab. Management intends to continue with the next phase of development and commercialization after we achieve profitability. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization. The DOE awarded us a grant of $5.0 million in support of this development program of which $4.2 million was used through September 30, 2015. The contract was completed on September 30, 2015.

In December 2015, we unveiled the Capstone C1000S microturbine, as part of our new Signature Series microturbine energy systems (“C1000S”). The one-megawatt C1000S microturbine incorporates over 70 component, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. A few of the key upgrades includes integrated heat recovery for CHP and CCHP applications, two-stage air filtration system, improved enclosure, relocated engine exhaust stack and redesigned discharge for enclosure cooling air. The C1000S is one of the worlds’ most integrated and compact 1MW CHP solutions. The 8-foot wide by 30-foot long 1MW power plant reaches approximately 82% total system efficiency and is significantly quieter than the original C1000 Series for installation in low noise urban environments.

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

•                  Deferred tax assets and valuation allowance; and

•                  Stock-based compensation expense.

Results of Operations

Three Months Ended December 31, 2015 and 2014

Revenue  Revenue for the three months ended December 31, 2015 decreased $8.6 million, or 29%, to $21.5 million from $30.1 million for the three months ended December 31, 2014. The change in revenue for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 included decreases in revenue of approximately $3.0 million from the European market, $3.0 million from the Australian market, $2.7 million from the Asian market and $1.1 million from the North American market. The decreases in the North American and Australian markets were because of volume reductions in microturbines shipped, resulting from continued headwinds in the oil and gas market and a shift in customers’ project timelines. The decreases in the European and Asian markets were primarily the result of ongoing geopolitical tensions in Russia and Ukraine and a substantially stronger U.S. dollar (making our products more expensive overseas) compared to the three months ended December 31, 2014. This overall decrease in revenue was offset by an increase in revenue of $1.2 million from the South American market. The increase in the South American market during the three months ended December 31, 2015 compared to the same period last year was primarily the result of our continuing efforts to improve and expand our maturing distribution channel to better serve our customers.

For the three months ended December 31, 2015, revenue from microturbine products decreased $7.7 million, or 34%, to $14.8 million from $22.5 million for the three months ended December 31, 2014. Megawatts shipped during the three months ended December 31, 2015 decreased 7.0 megawatts, or 31%, to 15.6 megawatts from 22.6 megawatts during the three months ended December 31, 2014. The decrease in revenue and megawatts shipped was because of volume reductions in microturbines shipped, resulting from no microturbine product shipments to Russia, continued challenges in the oil and gas market and shifts in customers’ project timelines during the three months ended December 31, 2015 compared to the same period last year. Average revenue per megawatt shipped was approximately $0.9 million and $1.0 million during the three months ended December 31, 2015 and 2014, respectively.

The following table provides additional information on our shipments (revenue amounts in millions):

	Three Months Ended December 31,
	2015		2014
	Revenue	Megawatts	Revenue	Megawatts
North America	$11.3	12.4	$11.8	11.4
Europe	1.9	1.9	4.4	5.2
Asia	0.5	0.4	5.9	5.7
Australia	—	—	0.3	0.2
South America	1.1	0.9	0.1	0.1
Total from Microturbine Products	$14.8	15.6	$22.5	22.6

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2015			2014
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.4	0.2	8	$1.5	1.0	32
C65	1.7	1.6	24	7.6	6.9	107
C200	1.1	1.0	5	2.0	1.6	8
C600	0.7	0.6	1	—	—	—
C800	3.5	4.0	5	—	—	—
C1000	7.1	8.0	8	11.2	13.0	13
Waste heat recovery generator	—	—	—	0.2	0.1	1
Unit upgrades	0.3	0.2	1	—	—	—
Total from Microturbine Products	$14.8	15.6	52	$22.5	22.6	161
Accessories and Parts	3.5	—	—	4.4	—	—
Total Product, Accessories and Parts	$18.3	—	—	$26.9	—	—
Service	3.2	—	—	3.2	—	—
Total	$21.5	15.6	52	$30.1	22.6	161

Accessories and parts revenue for the three months ended December 31, 2015 decreased $0.9 million, or 20%, to $3.5 million from $4.4 million for the three months ended December 31, 2014. The decrease in accessories and parts revenue resulted primarily from volume reductions in microturbines shipped.

Service revenue was $3.2 million for each of the three months ended December 31, 2015 and 2014.

Sales to E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, Critchfield Pacific Incorporated, one of the Company’s domestic distributors, Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, and Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, accounted for 17%, 13%, 12% and 10%, respectively, of revenue for the three months ended December 31, 2015. Sales to Horizon, DTC and Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, accounted for 17%, 12% and 11%, respectively, of revenue for the three months ended December 31, 2014.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $4.1 million, or 19% of revenue, for the three months ended December 31, 2015 compared to a gross margin of $6.1 million, or 20% of revenue, for the three months ended December 31, 2014. Of the $2.0 million decrease in the gross margin during the three months ended December 31, 2015 compared to the three months ended December 31, 2014, $3.8 million was primarily the result of lower volume of microturbines shipped and a shift in product mix. This reduction in gross margin was partially offset by decreases in production and service center variable manufacturing expenses of $0.9 million, warranty expense of $0.8 million and inventory charges of $0.1 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs as we work to achieve profitability and improving product performance.

Production and service center labor and overhead expense decreased $0.9 million during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 as a result of decreases in freight expense of $0.5 million, salaries expense of $0.4 million, supplies expense of $0.3 million, consulting expense of $0.2 million and business travel expense of $0.1 million, offset by lower overhead allocated to finished goods inventory of $0.6 million.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.8 million reflects a decrease in the standard warranty provision primarily because of a decrease in the number of units covered under warranty as a result of lower volume of microturbines shipped during the three months ended December 31, 2015 compared to the prior year. Management expects warranty expense to decline as a result of lower shipments of microturbine products for the remainder of Fiscal 2016.

Inventory charges decreased approximately $0.1 million during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily as a result of a decrease in charges related to physical inventory adjustments.

Accessories and parts revenue gross margin is included in the gross margin discussion above. Accessories and parts revenue gross margin was $1.6 million, or 47% of revenue, for the three months ended December 31, 2015 compared to accessories and parts revenue gross margin of $1.6 million, or 36% of revenue, for the three months ended December 31, 2014.

Service revenue gross margin is included in the gross margin discussion above. Service revenue gross margin was $0.8 million, or 25% of revenue, for the three months ended December 31, 2015 compared to a service revenue gross margin of $1.0 million, or 31% of revenue, for the three months ended December 31, 2014.

Research and Development (“R&D”) Expenses  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities, and materials costs associated with development. R&D expenses for the three months ended December 31, 2015 increased $0.5 million, or 21%, to $2.9 million from $2.4 million for the three months ended December 31, 2014. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of approximately $0.5 million resulted from an increase in supplies expense of approximately $0.4 million and a decrease in cost-sharing benefits of $0.1 million. There were no cost-sharing benefits during the three months ended December 31, 2015 and $0.1 million of such benefits during the three months ended December 31, 2014. The cost-sharing contract with the DOE was completed on September 30, 2015. Management expects R&D expenses in Fiscal 2016 to be slightly higher than in Fiscal 2015 as a result of the development of the C1000 Signature Series microturbine and lower benefits from cost-sharing programs as we continue to invest in product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended December 31, 2015 decreased approximately $0.5 million, or 7%, to $7.0 million from $7.5 million for the three months ended December 31, 2014. The net decrease in SG&A expenses was comprised of decreases of approximately $0.3 million in business travel expense and $0.2 million in bad debt expenses. During the three months ended December 31, 2015 we recorded bad debt recoveries of approximately $0.2 million with respect to a prior period accounts receivable allowance. Management expects SG&A expenses in Fiscal 2016 to be slightly lower than in Fiscal 2015, primarily as a result of our initiatives to lower expenses in response to lower than expected revenues.

Interest Expense  Interest expense for the three months ended December 31, 2015 increased approximately $0.1 million, or 100% to approximately $0.2 million from approximately $0.1 million for the three months ended December 31, 2014. Interest expense is primarily from the average balances outstanding under the Credit Facility (as defined below). As of December 31, 2015, we had total debt of $9.6 million outstanding under the Credit Facility.

Income Taxes  There was no income tax expense for the three months ended December 31, 2015. Income tax expense for the three months ended December 31, 2014 was approximately $13,000. The decrease in income tax expense was primarily related to local taxes compared to the three months ended December 31, 2014.

Nine Months Ended December 31, 2015 and 2014

Revenue  Revenue for the nine months ended December 31, 2015 decreased $19.3 million, or 23%, to $66.3 million from $85.6 million for the nine months ended December 31, 2014. The change in revenue for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 included decreases in revenue of $13.7 million from the European market, $3.9 million from the North American market, $3.1 million from the Asian market and $1.1 million from the African market. The decreases in the European, Asian and African markets were primarily the result of ongoing geopolitical tensions in Russia and Ukraine and a substantially stronger U.S. dollar (making our products more expensive overseas) compared to the nine months ended December 31, 2014. The decrease in the North American market was because of the effects of volume reductions in microturbines shipped, resulting from continued headwinds in the oil and gas market and a shift in customers’ project timelines. This overall decrease in revenue was offset by an increase in revenue of $1.4 million from the South American market and $1.1 million from the Australian market. The increases in the Australian and South American markets were primarily the result of our continuing efforts to improve and expand our maturing distribution channel to better serve our customers.

For the nine months ended December 31, 2015, revenue from microturbine products decreased $20.2 million, or 30%, to $46.6 million from $66.8 million for the nine months ended December 31, 2014. Megawatts shipped during the nine months ended December 31, 2015 decreased 20.9 megawatts, or 30%, to 48.1 megawatts from 69.0 megawatts during the nine months ended December 31, 2014. The decrease in revenue and megawatts was because of volume reductions in microturbines shipped, resulting from no microturbine product shipments to Russia, continued challenges in the oil and gas market and shift in customers’ project timelines during the nine months ended December 31, 2015 compared to the same period last year. Average revenue per megawatt shipped was approximately $1.0 million during each of the nine months ended December 31, 2015 and 2014.

The following table provides additional information on our shipments (revenue amounts in millions):

	Nine Months Ended December 31,
	2015		2014
	Revenue	Megawatts	Revenue	Megawatts
North America	$29.5	30.8	$35.8	34.4
Europe	7.5	7.8	20.8	25.1
Asia	2.6	2.9	8.2	8.0
Australia	5.0	4.7	1.5	1.1
South America	1.5	1.3	0.3	0.2
Africa	0.5	0.6	0.2	0.2
Total from Microturbine Products	$46.6	48.1	$66.8	69.0

The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2015			2014
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.1	0.8	25	$3.3	2.0	66
C65	8.9	8.1	125	22.7	20.5	315
TA100	—	—	—	0.3	0.2	2
C200	3.2	3.0	15	5.1	4.6	23
C600	4.3	4.2	7	4.6	4.8	8
C800	8.1	8.8	11	0.7	0.8	1
C1000	20.7	23.0	23	29.9	36.0	36
Waste heat recovery generator	—	—	—	0.2	0.1	1
Unit upgrades	0.3	0.2	1	—	—	—
Total from Microturbine Products	$46.6	48.1	207	$66.8	69.0	452
Accessories and Parts	10.4	—	—	10.9	—	—
Total Product, Accessories and Parts	$57.0	—	—	$77.7	—	—
Service	9.3	—	—	7.9	—	—
Total	$66.3	48.1	207	$85.6	69.0	452

For the nine months ended December 31, 2015, revenue from our accessories and parts decreased $0.5 million, or 5%, to $10.4 million from $10.9 million for the nine months ended December 31, 2014. The decrease in revenue from accessories and parts was primarily from lower accessories revenue resulting from volume reductions in microturbines shipped.

Service revenue for the nine months ended December 31, 2015 increased $1.4 million, or 18%, to $9.3 million from $7.9 million for the nine months ended December 31, 2014. The increase in service revenue resulted primarily from higher FPP contract enrollment and microturbine service work.

Horizon, E-Finity and Optimal accounted for 16%, 11% and 10% of revenue, respectively, for the nine months ended December 31, 2015. For the nine months ended December 31, 2014, Horizon, BPC Engineering (“BPC”), one of the Company’s Russian distributors, and E-Finity accounted for 20%, 15% and 10% of revenue, respectively.

Gross Margin  The gross margin was $10.7 million, or 16% of revenue, for the nine months ended December 31, 2015 compared to a gross margin of $14.8 million, or 17% of revenue, for the nine months ended December 31, 2014. Of the $4.1 million decrease in the gross margin during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014, $8.1 million was primarily the result of lower volume of microturbines shipped and shift in product mix. This reduction in gross marginwas partially offset by decreases in warranty expense of $1.9 million, production and service center variable manufacturing expenses of $1.5 million, inventory charges of $0.4 million and royalty expense of $0.2 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs as we work to achieve profitability and improving product performance.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $1.9 million reflects a decrease in the standard warranty provision primarily because of a decrease in the number of units covered under warranty as a result of the lower volume of microturbines shipped during the nine months ended December 31, 2015 compared to the prior year. Management expects warranty expense to decline as a result of lower shipments of microturbine products for the remainder of Fiscal 2016.

Production and service center labor and overhead expense decreased $1.5 million during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 as a result of decreases in freight expense of $0.8 million, salaries expense of $0.5 million, supplies expense of $0.3 million, business travel expense of $0.2 million and consulting expense of $0.1 million, offset by lower overhead allocated to finished goods inventory of $0.4 million.

Inventory charges decreased $0.4 million during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 primarily as the result of a decrease in the provision for excess and obsolete inventory.

Royalty expense decreased $0.2 million during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 primarily as a result of lower sales of our C1000 Series systems.

Accessories and parts revenue gross margin is included in the gross margin discussion above. Accessories and parts revenue gross margin was $3.8 million, or 37% of revenue, for the nine months ended December 31, 2015 compared to  accessories and parts revenue gross margin of $3.9 million, or 36% of revenue, for the nine months ended December 31, 2014.

Service revenue gross margin is included in the gross margin discussion above. Service revenue gross margin was $1.6 million, or 17% of revenue, for the nine months ended December 31, 2015 compared to a service revenue gross margin of $1.7 million, or 20% of revenue, for the nine months ended December 31, 2014.

Research and Development Expenses  R&D expenses for the nine months ended December 31, 2015 increased $1.5 million, or 22%, to $8.2 million from $6.7 million for the nine months ended December 31, 2014. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of approximately $1.5 million resulted from increases in supplies expense of approximately $0.9 million, consulting expense of $0.4 million and a decrease in cost-sharing benefits of $0.3 million. These overall increases were offset by a $0.1 million decrease in salaries expense. There were approximately $0.2 million of cost-sharing benefits for the nine months ended December 31, 2015 and $0.5 million of such benefits for the nine months ended December 31, 2014. The amount of cost-sharing benefits vary from period to period depending on the phase of the programs. The cost-sharing contract with the DOE was completed on September 30, 2015. Management expects R&D expenses in Fiscal 2016 to be slightly higher than in Fiscal 2015 as a result of the development of the C1000 Signature Series microturbine and lower benefits from cost-sharing programs as we continue product robustness and direct material cost reduction initiatives.

Selling, General, and Administrative Expenses  SG&A expenses for the nine months ended December 31, 2015 decreased $3.0 million, or 12%, to $21.8 million from $24.8 million for the nine months ended December 31, 2014. The net decrease in SG&A expenses was comprised of decreases of $3.3 million in bad debt expense and $0.4 million in business travel expense, offset by increases of $0.5 million in salaries expense and $0.2 million in consulting expense. The decrease in the bad debt expense was primarily the result of an accounts receivable allowance recorded for a single customer during the nine months ended December 31, 2014. We recorded severance costs of approximately $0.5 million during the three months ended June 30, 2015. The headwinds we faced during Fiscal 2015 led us to flatten our organization, which will lower operating costs after severance expenses. Excluding bad debt expense, management expects SG&A expenses in Fiscal 2016 to be slightly lower than in Fiscal 2015 primarily as a result of our initiatives to lower expenses in response to lower than expected revenues.

Interest Expense  Interest expense for the nine months ended December 31, 2015 increased approximately $0.1 million, or 25%, to approximately $0.5 million from approximately $0.4 million for the nine months ended December 31, 2014. Interest expense is primarily from the average balances outstanding under the Credit Facility. As of December 31, 2015, we had total debt of $9.6 million outstanding under the Credit Facility.

Income Taxes  Income tax expense for the nine months ended December 31, 2015 was approximately $3,000. Income tax expense for the nine months ended December 31, 2014 was approximately $77,000. The decrease in income tax expense was primarily related to local taxes compared to the nine months ended December 31, 2014.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and creating the strategic changes summarized herein. Our planned capital expenditures for Fiscal 2016 include approximately $2.0 million for plant and equipment costs related to manufacturing and operations. As a result of our initiatives to lower expenses in response to lower than expected revenues, management expects to spend approximately $0.4 million less than planned, or approximately $1.6 million, for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality, short-term money market instruments to provide liquidity for operations and capital preservation.

Our cash and cash equivalents as of December 31, 2015 and March 31, 2015 were $13.5 million ($18.5 million when combined with restricted cash related to the Credit Facility) and $32.2 million, respectively. Our cash and cash equivalents balances decreased $18.8 million during the nine months ended December 31, 2015, compared to an increase of $13.0 million during the nine months ended December 31, 2014. Cash and cash equivalents increased during the nine months ended December 31, 2014 primarily related to proceeds from our May 2014 underwritten public offering.

Operating Activities  During the nine months ended December 31, 2015, we used $15.8 million of cash in our operating activities, which consisted of a net loss for the period of $19.8 million, offset by cash provided from working capital of $0.2 million and non-cash adjustments (primarily warranty provision, depreciation and amortization, stock-based compensation and inventory provision) of $3.8 million. During the nine months ended December 31, 2014, operating cash usage was $16.4 million, which consisted of a net loss for the period of $17.2 million and cash used for working capital of $8.9 million, offset by non-cash adjustments of $9.7 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended
	December 31,
	2015	2014
Net loss	$(19,872)	$(17,235)
Non-cash operating activities (1)	3,837	9,708
Changes in operating assets and liabilities:
Accounts receivable	(555)	3,338
Inventories	1,739	(7,521)
Accounts payable and accrued expenses	(248)	(4,732)
Other changes in operating assets and liabilities	(749)	15
Net cash used in operating activities	$(15,848)	$(16,427)

(1)               Represents warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The decrease in net cash used in operating activities during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 was primarily related to the change in inventories, accounts receivable and accounts payable, offset by an increase in net loss, excluding non-cash operating activities. The change in inventory was primarily the result of lower purchases during the third quarter of Fiscal 2016. The change in accounts receivable was the result of lower than expected revenue and slower collection of accounts receivable. The change in accounts payable and accrued expenses was primarily the result of the timing and level of inventory receipts compared to vendor payments.

Investing Activities  Net cash used in investing activities of $1.4 million and $1.2 million during the nine months ended December 31, 2015 and 2014, respectively, relates to the acquisition of fixed assets.

Financing Activities  During the nine months ended December 31, 2015, we used approximately $1.5 million in financing activities compared to cash generated during the nine months ended December 31, 2014 of approximately $30.6 million. The funds used in financing activities during the nine months ended December 31, 2015 were primarily the result of cash equivalents restricted by Wells Fargo, net repayments under the Credit Facility and the repayment of notes payable and capital lease obligations, offset by proceeds from the at-the-market offering program described below. Additionally, employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the nine months ended December 31, 2015, compared with $0.2 million of net cash generated during the nine months ended December 31, 2014. As a condition of the amended Agreements (as defined below) with Wells Fargo, we have restricted $5.0 million of cash equivalents as additional security for the Credit Facility. During the nine months ended December 31, 2014, the funds generated in financing activities were primarily from the proceeds related to our underwritten public offering described below.

Effective May 6, 2014, the Company completed an underwritten public offering in which it sold 0.9 million shares of the Company’s common stock at a price of $34.00 per share less underwriting discounts and commissions. The shares were allocated to a single institutional investor. The net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $29.8 million.

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. As of December 31, 2015, 2.8 million shares of the Company’s common stock had been sold and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $7.4 million.

Credit Facility  The Company maintains two Credit and Security Agreements, as amended (the “Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition,

Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017. As of December 31, 2015 and March 31, 2015, $9.6 million and $13.0 million in borrowings were outstanding, respectively, under the Credit Facility.

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

•                  As of September 30, 2015, the Company determined that it was not in compliance with a financial covenant contained in the amended Agreements regarding the Company’s net income for the six months ended September 30, 2015. On November 2, 2015, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for Fiscal 2016.

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

Working Capital  Our cash and cash equivalents as of December 31, 2015 and March 31, 2015 were $13.5 million ($18.5 million when combined with restricted cash related to the Credit Facility) and $32.2 million, respectively. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $8.9 million and $19.3 million as of December 31, 2015 and March 31, 2015, respectively. Our cash and cash equivalents were primarily impacted by cash equivalents restricted by Wells Fargo and by higher than planned working capital requirements during the nine months ended December 31, 2015. Although the Company realized working capital improvements during the third quarter of Fiscal 2016 because of a reduction in finished goods inventory, the Company’s working capital requirements for the nine months ended December 31, 2015 were higher than planned; primarily as a result of lower than expected revenue, slower collection of accounts receivable and lower than anticipated inventory turns. We continue to be negatively impacted by the continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

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

Our accounts receivable balance, net of allowances, was $13.9 and $13.1 million as of December 31, 2015 and March 31, 2015, respectively. Days sales outstanding in accounts receivable (“DSO”) decreased by 6 days to 59 days at the end of the third quarter of Fiscal 2016 compared to 65 days at the end of the third quarter of Fiscal 2015. The change in DSO was largely the result of lower than expected revenue and slower collection of accounts receivable during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. We recorded bad debt recovery of $0.2 million for the three and nine months ended December 31, 2015, respectively. We recorded bad debt expense of $43,000 and $3.1 million for the three and nine months ended December 31, 2014, respectively. The bad debt recovery during the three months ended December 31, 2015 was with respect to Electro Mecanique Industries, one of the Company’s distributors in the Middle East and Africa. During the three months ended March 31, 2015, we recorded an accounts receivable allowance of approximately $7.1 million with respect to BPC.

No assurances can be given that future bad debt expense will not increase above current operating levels or that current accounts receivable allowances will be recovered. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas may have been and could continue to be adversely affected by the current economic environment.

Contractual Obligations and Commercial Commitments

Except for scheduled payments made on operating leases during the nine months ended December 31, 2015, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2015.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The adoption of this standard would result in the reclassification of debt issuance costs from prepaid expenses and other current assets to the amount outstanding under the Credit Facility. The net amount of such costs at December 31, 2015 was approximately $0.1 million.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Two putative securities class action complaints were filed against the Company and certain of its current and former officers in the United States District Court for the Central District of California under the following captions: David Kinney, etc. v. Capstone Turbine, et al., No. 2:15-CV-08914 on November 16, 2015 (the “Kinney Complaint”) and Kevin M. Grooms, etc. v. Capstone Turbine, et al., No. 2:15-CV-09155 on December 18, 2015 (the “Grooms Complaint”).

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015. The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company. The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation, and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting. The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount. On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff. The Court has not yet issued a decision on those motions. The Company has not recorded any liability as of December 31, 2015 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2015 except for the revision of one risk factor as set forth below:

Potential intellectual property, labor, product liability, stockholder or other litigation may adversely impact our business.

From time to time, we may face litigation relating to intellectual property, labor, product liability, stockholder and other matters. An adverse judgment could negatively impact our financial position and results of operations, the trading price of our common stock and our ability to obtain future financing on favorable terms or at all. Whether or not resolved in a manner adverse to us, any litigation could be costly, divert management attention or result in increased costs of doing business. Further, our insurance coverage is limited for these and other claims against us, and we may not have adequate insurance or financial resources to pay for our liabilities or losses from any such claims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation (d)
10.1	Fifteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 2, 2015 (e)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: February 3, 2016

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation (d)
10.1	Fifteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 2, 2015 (e)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-15957)