Form 10-K
period 2016-03-31
CAPSTONE TURBINE Corp
filed 2016-06-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001‑15957

CAPSTONE TURBINE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95‑4180883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21211 Nordhoff Street,
Chatsworth, California	91311
(Address of principal executive offices)	(Zip Code)

(818) 734‑5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Capital Market
Series B Junior Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the shares of Common Stock of the registrant held by non‑affiliates on September 30, 2015 was approximately $113.9 million.

As of June 3, 2016, there were 28,293,688 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2016 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10‑K

PART I

Item 1.  Business.

Overview

Capstone Turbine Corporation (“Capstone” or the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources and critical power supply. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on‑site in parallel with the electric grid or stand-alone when no utility grid is available. Several technologies are used to provide “on‑site power generation” (also called “distributed generation”) such as reciprocating engines, solar power, wind powered systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines provide clean, on‑site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand‑alone feature, customers can produce their own energy in the event of a power outage and can use microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together we offer new and remanufactured parts as well as a comprehensive Factory Protection Plan (“FPP”). Successful implementation of microturbines relies on the quality of the microturbine, marketability for appropriate applications, and the quality of the installation and support.

We believe we were the first company to offer a commercially available power source using microturbine technology. Capstone offers microturbines designed for commercial, industrial and utility users with product offerings ranging from 30 kilowatts (“kW”) to one megawatt in electric power output. Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store. The 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100‑room hotel while also providing about one‑third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office buildings and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization (“ISO”) sized container, Capstone has created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 600kW, 800kW and 1000 kW (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our microturbines combine patented air‑bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra‑low emission electricity and cooling and heat production systems. Because of our air‑bearing technology, our microturbines do not require liquid lubricants. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common competing products. Capstone microturbines can be fueled by various sources, including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. The C65 and C200 microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water is used. Our products produce exceptionally clean power. Our natural gas‑fueled C65 and C200 microturbines were certified by the California Air Resources Board (“CARB”) as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a state‑of‑the‑art central power plant. Our C65 and C200 Landfill and Digester Gas systems were certified by the CARB as meeting its 2008 waste gas emissions requirements for landfill and digester gas applications.

On February 1, 2010, we acquired the 100 kW (“TA100”) microturbine product line from Calnetix Power Solutions, Inc. (“CPS”). The TA100 microturbine is most similar to the Capstone product design compared to other microturbine products in the industry. During the quarter ended March 31, 2016, we decided to limit the production of TA100 systems on a case-by-case basis for key customers. We will continue to remanufacture engines and provide spare parts to our existing TA100 customers.

We sell complete microturbine units, subassemblies, components and various accessories. We also remanufacture microturbine engines and provide after‑market parts and services. Our microturbines are sold primarily through distributors and Original Equipment Manufacturers (“OEMs”). Distributors purchase our products for sale to end users and also provide application engineering and installation support. Distributors are also required to provide a variety of additional services, including engineering the applications in which the microturbines will be used, installation support of the products at the end users’ sites, commissioning the installed applications and providing post‑commissioning service, including a comprehensive FPP. Our distributors perform as value‑added resellers. OEMs integrate Capstone’s products into their own product solutions.

To assure proper installation of Capstone microturbine systems, we have instituted a Factory Trained Installer (“FTI”) training and certification program. Personnel from our distributors and OEMs, as well as design engineering firms, contractors and end users attend this FTI training. We offer to assist all customers by reviewing their installation designs to confirm that the technical requirements for proper operation have been met, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to Capstone technical requirements before we accept any warranty obligations. This is aimed at providing the end user with a proper installation that will operate as expected for the life of the equipment.

Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. Capstone provides factory and on‑site training to certify all personnel that are allowed to perform service on our microturbines. Individuals who are certified are called Authorized Service Providers (“ASPs”), and must be employed by a distributor in order to perform work pursuant to a Capstone FPP. The majority of our distributors provide these services.

This Annual Report on Form 10‑K (this “Form 10‑K”) refers to Capstone’s fiscal years ending March 31 as its “Fiscal” years.

Our Products

We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our 60 kW microturbine (“C60”), which was replaced by the C65 model during the quarter ended March 31, 2006. We began shipping the C60 ICHP solution in 2003. Our C60 microturbine was the first combustion power generation product to be certified by the CARB as meeting its stringent distributed generation emissions standards that went into effect in 2003. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on Capstone’s C200 microturbine engine. The C1000 Series product can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO‑sized container. The first commercial shipment of our C1000 Series product was on December 29, 2008. We began shipping TA100 microturbines in March 2010.

During Fiscal 2016, we booked total net orders of $53.9 million for 273 units, or 54.7 megawatts, compared to $84.5 million for 587 units, or 86.0 megawatts, during Fiscal 2015. We shipped 281 units with an aggregate of 60.0 megawatts, generating revenue of $58.4 million compared to 620 units with an aggregate of 91.4 megawatts, generating revenue of $90.4 million during Fiscal 2015. Total backlog as of March 31, 2016 decreased $56.2 million, or 34%, to $109.6 million from $165.7 million at March 31, 2015. As of March 31, 2016, we had 593 units, or 113.7 megawatts, in total backlog compared to 787 units, or 182.8 megawatts, at the same date last year. Ending backlog as of March 31, 2016, includes the removal of approximately $51.6 million for 186 units, or 63.8 megawatts, from BPC Engineering (“BPC”), one of the Company’s Russian distributors. This removal, which occurred during the three months ended September 30, 2015, was a proactive measure taken to align our backlog to management’s expectations because of the unsteady global macroeconomic environment experienced during Fiscal 2015, such as the softness of the global oil and gas market, a substantially stronger U.S. dollar (making our products more expensive overseas) and on-going geopolitical tensions in Russia. In addition, a portion of our TA100 backlog of approximately $2.4 million for 17 units, or 1.7 megawatts, acquired from CPS was removed during the three months ended March 31, 2016. This impairment aligns our TA100 backlog with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers. A significant portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

The following table summarizes our backlog:

	As of March 31,
	2016		2015
	Megawatts	Units	Megawatts	Units
C30	2.4	79	2.9	97
C65	26.1	402	32.6	502
TA100	0.2	2	1.9	19
C200	3.0	15	2.4	12
C600	7.2	12	7.2	12
C800	4.8	6	9.8	12
C1000	69.0	69	125.0	125
Waste heat recovery generator	1.0	8	1.0	8
Total Backlog	113.7	593	182.8	787

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

Our microturbines incorporate four major design features: advanced combustion technology, patented air‑bearing technology, digital power electronics and remote monitoring capability.

Our advanced combustion technology allows Capstone microturbines to achieve low emissions with a design geared towards manufacturability. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation. The air‑bearing system allows the microturbine’s single moving assembly to produce power without the need for typical petroleum‑based lubrication. Air‑bearings use a high‑pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance such as oil changes. The electronic controls manage critical functions and monitor operations of the microturbine, such as; our electronic controls manage the microturbine’s speed, temperature and fuel flow and communication with external networks and building management systems. The power electronics coordinate with the grid when the units are operated in a grid‑connect mode and with the onboard battery when equipped for stand‑alone mode. All control functions are performed digitally. Performance is optimized, resulting in lower emissions, higher reliability and high efficiency over a variable power range. Our proprietary Capstone Remote Monitoring Software (“CRMS”) allows end users to operate and manage the microturbine remotely. Unlike the technology of other power sources that require on‑site monitoring and maintenance, the CRMS allows end users to monitor their microturbine systems remotely and efficiently. This remote capability can provide end users with power generation flexibility and cost savings.

The electrical output of our units can be paralleled in multiple unit configurations through our Advanced Power Server product and a digital communications cable to serve larger installations requiring electrical loads up to ten megawatts.

Our products can operate:

•	connected to the electric utility grid as a current source;

•	on a stand‑alone basis as a voltage source;
•	multipacked to support larger loads as a “virtual single” unit; and
•	in dual mode, where the microturbine operates connected to the electric utility grid or operates independently.

We also offer C65, C200 and C1000 Series ICHP systems. These systems combine the standard C65, C200 and C1000 microturbine unit with an integrated heat recovery module that provides electricity and heats water.

Our family of products is offered in the following configurations:

	C30		C65		TA100		C200		C1000 Series
	Grid	Dual	Grid	Dual	Grid	Dual	Grid	Dual	Grid	Dual
Fuel Types	Connect	Mode	Connect	Mode	Connect	Mode	Connect	Mode	Connect	Mode
Low pressure natural gas	X	X	X	X	X	X	X	X	X	X
High pressure natural gas	X	X	X	X	X	X	X	X	X	X
Compressed natural gas	X	X	X	X	X	X	X	X	X	X
Landfill gas	X		X				X		X
Digester gas	X		X				X		X
Gaseous propane	X	X	X	X			X	X	X	X
High pressure sour gas	X	X	X	X			X	X	X	X
Diesel	X	X	X	X			X	X	X	X
Kerosene	X	X	X	X

We offer various accessories for our products including rotary gas compressors with digital controls, integrated heat recovery modules for CHP applications, dual mode controllers that allow automatic transition between grid connect and stand‑alone modes, batteries with digital controls for stand‑alone or dual‑mode operations, power servers for large multipacked installations, protocol converters for Internet access, packaging options and miscellaneous parts such as frames, exhaust ducting and installation hardware. We also sell microturbine components and subassemblies.

Our electronic controls manage microturbines using Capstone’s proprietary software and advanced algorithms. The controls:

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

The C30 microturbines were initially designed to operate connected to an electric utility grid and to use a high pressure natural gas fuel source. We have expanded our microturbine’s functionality to operate with different fuels. The combustor system remains the same for all fuels except for the fuel injectors, which currently vary between liquid and gaseous fuels. The Capstone microturbine’s multi‑fuel capability provides significant competitive advantages with respect to some of our selected vertical markets.

Our C65 grid‑connect and stand‑alone microturbines are listed by Underwriters Laboratories (“UL”) as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements. Our products are manufactured by processes that are ISO 9001:2008 and ISO 14001:2004 certified.

In 2002, the California Energy Commission certified our C30 and C60 microturbines as the first products to comply with the requirements of its “Rule 21” grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of achieving this standard include avoiding both costly external equipment procurement requirements and extensive site‑by‑site and utility‑by‑utility analysis. Our protective relay functionality has also been recognized by the State of New York, which has pre‑cleared our microturbines for connection to New York’s electric utility grid.

The TA100 microturbine offers a digital communication interface which can be connected to an external controller (not sold by Capstone) to provide multiple unit and dual mode dispatching functionality. An external synchronization board is provided to parallel the electrical output in multiple unit configurations for stand‑alone operation.

We are the first microturbine manufacturer to achieve UL Class I, Division 2 certification for operation in hazardous‑area oil and gas applications. These specially packaged systems are applied in oil and gas production areas with potentially explosive environments. In September 2009, we received UL certification for our C200 grid‑connect and stand‑alone microturbine as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements. In June 2010, we received UL certification for our C1000 Series grid‑connect and stand‑alone microturbine as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

Applications

Worldwide, stationary power generation applications vary from huge central stationary generating facilities up to 1,000 MW to back‑up generators as small as 2 kW. Historically, power generation in most developed countries such as the United States has been part of a regulated utility system. A number of developments related primarily to the deregulation of the utility industry as well as significant technology advances have broadened the range of power supply choices available to all types of customers.

Capstone products serve multiple vertical markets worldwide. Within the markets served, we focus on vertical markets that we have identified as having the greatest near‑term potential. In the markets we are focusing on, which are energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine, we have identified specific targeted vertical market segments.

Energy Efficiency—CHP/CCHP

Energy efficiency maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage to customers. Energy efficiency uses both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 80% or more. The increased operating efficiency reduces overall greenhouse gas emissions compared with traditional independent sources such as power generation and local thermal generation and, through displacement of other separate systems, can reduce operating costs. Our microturbines’ emissions of commonly found air pollutants (“criteria pollutants”), such as nitrogen oxides (“NOx”), carbon monoxide (“CO”) and volatile organic compounds (“VOCs”), are lower than those from the on‑site boilers that our CHP system displaces, meaning that local emissions of these pollutants are actually reduced when a Capstone energy efficiency CHP system is installed. This high CHP efficiency also means more efficient use of fuel and can reduce net utility costs for end users. The most common uses of heat energy include space heating and air conditioning, heating and cooling water, as well as drying and other applications. For example, we have used the heat generated by the microturbines to supply hot water solutions for hotels, office buildings and retail, commercial and industrial customers. When our microturbine exhaust drives an absorption chiller, the chiller produces chilled water for air conditioning and other uses.

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

Each dual-mode microturbine can operate as a microgrid with the ability to run with or independent of a traditional grid or utility. The use of microgrids to serve local loads helps to reduce energy losses in transmission and distribution, further increasing the efficiency of the microgrid. Our microturbines have the ability to meet the needs of microgrid end users by lowering their overall cost to operate and provide versatile technology that runs on varying fuels and scales to fit a wide variety of applications.

Renewable Energy

Our microturbines can use renewable methane gases from landfills, wastewater treatment facilities and other small biogas applications such as food processing and agricultural waste, referred to as green waste, and cow, pig and chicken manure. They can burn these renewable waste gases with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel for use at the site or in the surrounding areas. The microturbines have demonstrated effectiveness in these smaller applications and may outperform conventional combustion engines in some situations, including when the gas contains a high amount of sulfur.

Capstone introduced the C65 and C200 stand‑alone digester products in the renewable energy market segment in 2007 and 2013, respectively. These products are targeted at remote villages in third‑world countries with wastewater treatment facilities that offer a valuable source of fuel which can be converted to electricity. A joint applications and engineering team evaluated the performance of the existing C65 digester gas system to ensure that the combustion system would be stable from 0 to 100% power output. Minor controls changes were implemented to increase stability at low power levels. The ability to convert this low BTU fuel to electricity along with the high reliability and low maintenance features of this product make it well suited for this market.

Natural Resources—Oil, Natural Gas, Shale Gas & Mining

On a worldwide basis, there are thousands of locations where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbines are installed in the natural resource market to be used in oil and gas exploration, production, compression and transmission sites both onshore and offshore as a highly reliable source of power generation. In addition, our microturbines can use flare gas as a fuel to provide prime power. In some cases these oil and gas or mining operations have no electric utility grid and rely solely on Capstone’s microturbine for reliable low emission power supply.

Many major oil and gas companies are exploring large shale reserves, or plays, in the United States. In mid‑2010 Capstone sold its first microturbines into the U.S. shale gas market in the Eagle Ford and Marcellus shale plays. The addressable market for Capstone microturbines in this industry is significant. The shale gas market for microturbines may grow as demand for natural gas continues to rise and the U.S. Environmental Protection Agency (“EPA”), the Department of the Interior and other federal and state agencies work to reduce emissions of methane, volatile organic compounds and hazardous air pollutants associated with natural gas development. Capstone has been invited to participate in numerous Natural Gas STAR workshops in the United States and foreign markets to demonstrate the emissions reductions our technology can provide.

The C200 product can be configured to meet Class 1 Zone 2 hazardous location requirements for the oil and gas market. Hazardous location requirements are met through package ventilation changes for purging and pressurizing package air to avoid potential flammable mixtures as well as controls for emergency disconnect of fuel and electrical sources. The package is upgraded to stainless steel construction to withstand the corrosive offshore environments where these units are installed. Oil and gas customers prefer the low maintenance and high reliability attributes offered by our turbines to ensure continued production. Capstone also offers C30 and C65 microturbine products in similar configurations.

Critical Power Supply

Because of the potentially catastrophic consequences of even momentary system failure, certain power users such as high technology, health care and information systems facilities require particularly high levels of reliability in their power service. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies (“UPS”) to protect critical loads from momentary power disturbances along with backup diesel generators for extended outages. Capstone offers an alternative solution that can both meet customer reliability requirements and reduce operating costs.

Capstone has developed the world’s only microturbine-powered UPS solutions that offer clean, IT‑grade power and can completely displace the need for traditional UPS and backup diesel generators. We offer two microturbine‑powered UPS solutions. The Capstone UPSource microturbine‑powered UPS solution provides prime or emergency power solutions. Capstone’s Hybrid UPS microturbine-powered solution provides power when dispatched in high efficiency, standard UPS and emergency power solutions. Both critical power supply products offer 99.999999% availability in an n+1 configuration when the product has at least one independent backup. Our microturbine‑powered UPS solutions are UL listed. These integrated solutions are ideal for new construction or facility expansion and have been installed with absorption chillers or other heat recovery systems to obtain high efficiency and reduce operating costs compared with traditional solutions.

Dual mode units operating in a prime power configuration can support a 150% overload for 10 seconds during transient conditions. Dual mode units operating in grid parallel mode can provide customers a back‑up power system with an economic return. These systems offer high on-site energy efficiency when combined with a heat exchanger (CHP) to create hot water or with a chiller (CCHP) for air conditioning at these facilities. This configuration, when combined with the Capstone Dual Mode Controller, can transition from the grid parallel mode to prime power mode in less than ten seconds. Capstone microturbines can also be installed along with a rotary UPS to provide a complete line‑interactive continuous power solution. In this case, the microturbines remain in grid connect mode while the rotary UPS stabilizes the utility voltage and provides a seamless transfer from operation connected to the grid to operation isolated from the grid.

Transportation

Our technology is also used in hybrid electric vehicle (“HEV”) applications. Our customers have applied our products in HEVs such as transit buses and trucks. In these applications the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability compared with traditional internal combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, prior to aftertreatment that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. Many manufacturers are incorporating aftertreatment that increases upfront equipment costs, vehicle weight and life cycle costs and may reduce overall engine efficiency.

Marine

Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht markets. The most immediate market for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. The other application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Our marine customers use both our liquid fueled and natural gas products. Liquefied natural gas (“LNG”) is in its early stages as a marine fuel, and the number of vessels powered by LNG is forecasted to double every two years over the next decade. Vessel owners can receive the same benefits as users of stationary Capstone products: low emissions with no aftertreatment, long maintenance intervals, high reliability, low noise and no vibration.

Sales, Marketing and Distribution

We primarily sell our microturbine product, parts and service through distributors. Our world‑wide distribution network is our most valuable intangible asset that we have proudly developed from the ground up. Each one of our distributors is a strategically placed independent partner of Capstone marketing and selling the Capstone products and services on our behalf. Our typical terms of sale include shipment of the products with title, care, custody and control transferring at our dock, payment terms ranging from full payment in advance of shipment to payment in 90 days, and warranty periods of approximately 15 to 24 months from shipment depending on the product type. We typically do not have customer acceptance provisions in our agreements.

United States and Canada

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

Latin America

Our target markets in Latin America are energy efficiency, renewable energy and natural resources. Oil and gas production projects continue to be a growing market in Latin America.

Recent energy reform in Mexico has opened new market opportunities by allowing competition and enabling power generation companies to sell directly to consumers instead of only to the state‑owned Federal Electricity Commission. Capstone’s strategy in Mexico is to leverage our distribution network in Mexico across various market verticals.

South America constitutes a diverse group of markets that vary greatly in potential capture for Capstone based on a number of factors, including availability of oil and gas production and transmission, energy pricing and political and investment climate. While Capstone has distributors in nearly all South American countries, management is focused on what we consider to be the top markets, such as Colombia, Brazil, Chile and Ecuador. Our historical sales in South America have primarily been in the natural resources market.

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

Europe and Russia

To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased Capstone local sales and service support. We have an office in Europe for the purpose of working with our distributors there on a daily basis to realize growth opportunities. We have established a spare parts distribution center in Europe to make parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. During Fiscal 2016, the pace of economic recovery in Europe was slow and demand remained soft with a decrease in revenue of 43%, primarily from Russia, compared to Fiscal 2015. Further, the continuation or escalation of the current geopolitical instability in Russia and Ukraine could continue to negatively impact our operations, sales, and future growth prospects in that region. For more information, see “Risk Factors” beginning on Page 16 of this Form 10‑K.

Revenue

For geographic and segment revenue information, please see Note 2—Summary of Significant Accounting Policies—Segment Reporting in the “Notes to Consolidated Financial Statements.”

Customers

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 15%, 17% and 12% of our revenue for the years ended March 31, 2016, 2015 and 2014, respectively. Sales to E‑Finity Distributed Generation, LLC (“E‑Finity), one of the Company’s domestic distributors, accounted for 11% and 19% of our revenue for the years ended March 31, 2016 and 2014. Sales to Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, accounted for 10% of revenue for the year ended March 31, 2016. Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, accounted for 10% of revenue for the year ended March 31, 2016. Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, accounted for 2%, 11% and 17% of our revenue for the years ended March 31, 2016, 2015 and 2014, respectively. Additionally, DTC, Optimal, Reliable Secure Power Systems, one of the Company’s domestic distributors (“RSP”), and Regale Energy Zrt, the Company’s Hungarian distributor (“Regale”), accounted for 28%, 11%, 10% and 10%, respectively, of net accounts receivable as of March 31, 2016. Optimal accounted for 17% of net accounts receivable as of March 31, 2015.

We recorded bad debt recovery of approximately $1.5 million during Fiscal 2016. We recorded bad debt expense of approximately $10.1 million and $0.2 million during Fiscal 2015 and 2014, respectively. During Fiscal 2015, we recorded approximately $7.1 million and $2.6 million with respect to the accounts receivable allowances from BPC and Electro Mecanique Industries (“EMI”), one of the Company’s distributors in the Middle East and Africa, respectively.

Competition

The market for our products is highly competitive. Our microturbines compete with existing technologies such as reciprocating engines and may also compete with emerging distributed generation technologies, including solar-powered systems, wind‑powered systems, fuel cells and other microturbines. Many potential customers rely on the utility grid for their electrical power. Many of our distributed generation competitors are large, well‑established companies that derive competitive advantages from production economies of scale, worldwide presence, brand recognition and greater resources which they can devote to product development or promotion.

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

Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and back‑up power applications despite higher levels of emissions, noise and maintenance. These technologies, which in many cases have a lower up‑front cost than microturbines, are currently produced by American DG Energy Inc., Caterpillar Inc., Cummins Inc., Deutz Corporation, GE Gas Engines (which now includes Waukesha and Jenbacher), MAN SE, Tecogen, Inc. and Wärtsilä Corporation, among others.

Our microturbines may also compete with other distributed generation technologies, including solar-powered systems, wind-powered systems, fuel cells and fly wheel. Solar and wind powered systems produce no emissions. The main drawbacks to solar and wind powered systems are their dependence on weather conditions, the utility grid and high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market for fuel cells is still developing, a number of companies are focused on markets similar to ours, including Active Power Inc., Ballard Power Systems Inc., Bloom Energy Corporation, FuelCell Energy Inc., LG Fuel Cell Systems, a business unit of LG Electronics, and Plug Power Inc. Fuel cells have lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. Fuel cells, like solar and wind powered systems, have received higher levels of incentives for the same type of applications as microturbines. Management believes that, absent these higher government incentives, microturbines provide a better value to end users in most applications. However, over the medium‑to‑long term, fuel cell technology companies may introduce products that compete more directly with our microturbines.

We also compete with other companies who have microturbine products, including FlexEnergy and Turbec S.p.A.

Overall, we compete with end users’ other options for electrical power and heat generation on the basis of our microturbine’s ability to:

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

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our product with the electric grid. Further, utility companies may charge additional fees to customers who install on‑site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back‑up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product, or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and profitability. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

Capstone continues to engage with federal and state policymakers to develop government programs to promote the deployment of Capstone’s low emission and energy efficient products. In California, A.B. 1530 recently was approved by the Senate Energy Committee and will be heard next by the Senate Environmental Quality Committee. This bill may stimulate the market in California for Capstone products by revising utility charges and standby rates that apply to distributed generation projects. We cannot provide assurance that any such legislation will be enacted, however. In the wake of numerous destructive storms, several state and local governments are putting greater value in resilient distributed generation resources, including CHP and microgrids, and even reassessing the traditional utility model. However, utilities in other states have asked public utility commissioners to revisit incentive programs and exemptions from grid usage charges for distributed generation technologies, arguing that these policies shift costs to other rate payers.

The United States Government is focused on promoting exports of American products with a specific emphasis on clean energy goods. Capstone participates in export promotion activities such as trade missions which help us enter new markets by facilitating interactions with foreign buyers and distributors. Government funding can impact the rate of development of new technologies. Competing new technologies generally receive larger incentives and development funding than do microturbines. There are certain recent federal funding solicitations that may support microturbine development. We cannot provide any assurance that any proposal Capstone submits will be funded. The Federal Investment Tax Credit (ITC) for certain clean energy technologies, including CHP, microturbines and fuel cells among others, is set to expire at the end of calendar year 2016. There are bipartisan efforts underway to extend the ITC an additional five years, similar to the extension provided for solar energy technology projects. Unless it is extended, we may see an impact on our sales in the United States due to the loss of this 10% tax credit. However, other CHP and gas-fired distributed energy technology-providers will face the same financial hurdle and the loss of the ITC would level the playing field with fuel cell technologies, which currently receive a 30% ITC.

Sourcing and Manufacturing

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. Our microturbines are designed to achieve high volume and low cost production objectives. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off‑the‑shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We have an on‑going program to develop alternative back‑up suppliers for sole source parts. We regularly reassess the adequacy and abilities of our suppliers to meet our needs. We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency and lower supply chain costs. We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost‑improvement opportunities in order to enhance our operational effectiveness. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. Our demand volumes and forecasting could continue to be impacted by the softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. Our strategy is to identify primary and secondary sources for critical components when available to minimize factory down time due to unavailability of such parts, which could affect our ability to meet manufacturing schedules.

We have a combined total of approximately 102,000 square foot manufacturing footprint running on a single shift in the San Fernando Valley area of Southern California. We assemble and test units as well as manufacture air‑bearings and certain combustion system components at our facility in Chatsworth, California. Additionally, we assemble and test our C200 and C1000 Series products and manufacture recuperator cores at our facility in Van Nuys, California. Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding, if available.

Solar Turbines Incorporated (“Solar”), a wholly owned subsidiary of Caterpillar Inc., was our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture these cores ourselves and we began manufacturing them in June 2001. The cores are subject to a per‑unit royalty fee which continues for the duration of Solar’s intellectual property that underlies the licensing agreement. As of March 31, 2016, cumulative royalties of $0.6 million have been paid under the terms of the licensing agreement with Solar.

The Company is a party to a Development and License Agreement (“Development Agreement”) with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s C200 microturbines. As of March 31, 2016, cumulative royalties of $16.6 million have been paid under the terms of the Development Agreement with Carrier will continue until the obsolescence of the C200 microturbine product line.

Research and Development (“R&D”)

We devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. For the fiscal years ended March 31, 2016, 2015 and 2014, R&D expenses were $10.2 million, $9.7 million and $9.0 million, respectively, which amounts are equivalent to 12%, 8% and 7% of total revenue, respectively, for these fiscal years. R&D expenses are reported net of benefits from cost‑sharing programs, such as DOE grants. Benefits from cost‑sharing programs were $0.2 million, $0.5 million and $1.4 million for Fiscal 2016, 2015 and 2014, respectively. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand‑alone basis.

During Fiscal 2016, we unveiled the Capstone C1000 Signature (“C1000S’) microturbine as part of our new C1000S microturbine energy systems which also includes an 800kW (“C800S”) or 600kW (“C600S”) microturbine. The C1000S microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. A few of the key upgrades include integrated heat recovery for CHP and CCHP applications, two-stage air filtration system, improved enclosure, relocated engine exhaust stack and redesigned discharge for enclosure cooling air. The C1000S is one of the world’s most integrated and compact 1MW CHP solutions. The 8-foot wide by 30-foot long 1MW power plant reaches approximately 82% total system efficiency and is significantly quieter than the original C1000 for installation in low-noise urban environments.

During Fiscal 2015 we made significant development in variants of the C1000 Series product line. A liquid fuel version of the C1000 Series was produced with the use of Capstone’s lean premix combustion technology based on the development work done previously with the C200 liquid fuel system. Liquid fuel products are well suited for markets where customers do not have access to gaseous fuels but still demand the low emissions, low maintenance, and high reliability benefits offered by Capstone’s microturbine products. Additionally, a dual‑mode (grid connect & stand-alone capability) Digester gas C1000 was produced to run off the Palm Oil Milling Effluent (“POME”) biogas produced as a byproduct of the palm oil extraction process. Advancement realized in both of these products opens up new markets for Capstone and also allows for further development possibilities in the areas of liquid fuel and biogas.

During Fiscal 2014 we achieved compliance with the German low voltage requirements, which have been adopted throughout much of Europe. During Fiscal 2015 we continued to make improvements to all our microturbine products to be compliant with other widely adopted European low and medium voltage grid inter‑connect requirements for decentralized power generation. During Fiscal 2016 our C65, C200 and C1000 Series microturbines were certified for multiple European Grid Interconnection standards. These new standards, which are Verband der Elektrotechnik (“VDE”), Bundesverband der Energie - und Wasserwirtschaft (BDEW) and Comitato Electtrotecnico Italiano (“CEI”), were attained following the development and implementation of new microturbine system software architecture. With this certification, Capstone’s C200 and C1000 Series microturbines are capable of operating through periods of lower grid voltage, also known as low voltage ride through (“LVRT”), without any adverse effects on performance or reliability. LVRT capability is important because it ensures that the microturbines can ‘ride through’ the low voltage period, especially for mission critical facilities, such as hospitals and data centers. The VDE, BDEW and CEI requirements for power generation products and plants are based on unit behavior during cases of grid disturbances.

In addition, we continue to work both cost reduction and performance enhancement activities to improve the value of our microturbine products for our customer base. Cost reduction activities are focused on leveraging the capabilities of our supply base and internal design lean manufacturing improvements. Product enhancements are focused on reducing the already very low maintenance requirements for our products, while at the same time improving operational efficiency, thereby reducing our customers’ total cost of ownership.

Because of Capstone’s single moving assembly, manufacturers believe there is also the opportunity to produce a lower cost product in larger automotive volumes. Our focus is on a next generation product that would include existing components and a liquid‑cooled set of electronics that are consistent with the size, cost and cooling strategies employed on vehicles today. Although we believe the hybrid electric bus and truck market has the potential to be a beneficial option for the bus and truck manufacturers, we temporarily suspended our development efforts with respect to C30 microturbines targeted at this market in response to lower than expected revenue during Fiscal 2016 compared to Fiscal 2015. Management intends to continue with the next phase of development after we achieve profitability.

Capstone is working with the Kenworth Truck Company to demonstrate a Class 7 series hybrid delivery truck with funding support from the South Coast Air Quality Management District and the San Joaquin Valley Air Pollution Control District. This truck will be operated on actual customer delivery routes in both air districts to quantify the performance, emissions, fuel economy, and other benefits of a microturbine‑based hybrid solution. The Kenworth Class 7 hybrid truck is currently being retrofitted with a refrigerated box body and should be ready for track testing at Kenworth facilities later in the year. The truck will then be used in a demonstration phase to a large commercial customer within the San Joaquin Valley in California. Capstone expects to collect and utilize information from the Kenworth Class 7 hybrid truck’s road testing and demonstration processes for future product developments and enhancements. A prototype or concept vehicle may take several years to go into commercial production following completion of rigorous testing.

Capstone also worked with Peterbilt Motors to develop a series hybrid drivetrain as part of a concept Class 8 tractor for Walmart. The Walmart Advanced Vehicle Experience (“WAVE”) concept truck is the latest in Walmart’s fleet efficiency program. The WAVE concept truck has advanced aerodynamics and is powered by a Capstone C30 range‑extending microturbine in its hybrid powertrain. This futuristic concept truck was unveiled at the Mid America Trucking Show in March 2014. Future development efforts will be based on the lessons learned from these programs. As such, Capstone is working with both Peterbilt and Walmart as they continue to showcase the WAVE truck at various expos and hybrid vehicle shows around the country.

Capstone’s liquid fuel microturbines have demonstrated emissions levels which meet the CARB 2010 standards for Heavy Duty Diesel Engines (“HDDE”). The liquid fuel microturbine is able to meet these extremely low emissions requirements using its lean premix combustion technology with no exhaust aftertreatment. Competitive reciprocating engine technologies require aftertreatment components that increase system cost, require frequent maintenance, and impact engine efficiency. Capstone’s compressed natural gas (“CNG”) fueled microturbines also meet extremely low emission standards, including the U.S. Environmental Protection Agency and CARB 2010 emissions requirements for On‑Road HDDE for Urban Bus. Test emissions from our natural gas microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels.

Capstone’s marine products can be used to provide hybrid electric marine propulsion, “hotel power,” CHP, or CCHP. They are especially ideal for small‑ and mid‑size commercial ships that travel inland waterways and emissions controlled areas (“ECAs”). Capstone has also working with major marine certifying bodies (Lloyd’s Register and DNV‑GL) on Type Approval for its marine products. Type Approval provides independent product verification that the product conforms to recognized industry quality standards, International Conventions and/or Marine Classification Society Rules, through a process of independent design review, sample testing and verification of production controls. Although we believe the marine sector has the potential to be a beneficial option for the vessel owners, we temporarily suspended our development efforts with respect to C30 microturbines targeted at this market in response to lower than expected revenue during Fiscal 2016 compared to Fiscal 2015. Management intends to continue with the next phase of development after we achieve profitability.

Capstone’s C65 Hybrid UPS product line has been evolving over the years. After having received the 2011 NOVA Award from the Construction Innovation Forum for the C65 Hybrid UPS Microturbine at Syracuse University’s data center—labeled one of the greenest data centers in the world, Capstone’s C65 Hybrid UPS system has continued development and has recent installations at Sempra in Monterey Park, California and Capstone’s own data center in Chatsworth, California. The product utilizes Capstone’s inverter electronics and controls technology to provide continuous power quality to meet the customer’s critical load. The load inverter is connected through a central power bus to provide power from one of three available power sources including the utility grid, battery storage system, or microturbine generator. Power to the critical load is synchronized to an available utility grid to allow direct bypass of the critical load to the utility grid. This redundant functionality is provided in a single integrated package that can be scaled to a larger seamless power unit through Capstone’s multipack feature. These units can also be combined with a heat recovery module or an absorption chiller to provide higher total output efficiency. Unlike current UPS products combined with reciprocating engines for backup, the low emissions Capstone Hybrid UPS product allows for continuous operation year-round allowing customers the ability to receive a payback on their capital equipment investment. Although we believe the industrial UPS market has the potential to be a beneficial option for businesses that require constant supply of reliable energy, we temporarily suspended our development efforts with respect to C65 microturbines targeted at this market in response to lower than expected revenue during Fiscal 2016 compared to Fiscal 2015. Management intends to continue with the next phase of development after we achieve profitability.

Capstone is working with the DOE on two next generation technology roadmap programs, including a High Efficiency Microturbine with integrated heat recovery and advanced AFA (Alumina Forming Austenitic) stainless steel material program in partnership with Oak Ridge National Laboratory (“ORNL”). The High Efficiency Microturbine with integrated heat recovery is focused on improving microturbine electrical efficiency and overall system efficiency utilizing heat recovery. In March 2013, Capstone successfully completed proof‑of‑concept testing of the low pressure spool also known as the C250 that produced >270 kW as part of the first phase of development. This allowed Capstone to proceed with high pressure spool development which was completed during Fiscal 2016. Capstone also demonstrated an increased capability of the power electronics and electrical system required to support this higher power generator. Management intends to continue with the next phase of development and commercialization after we achieve profitability. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization. The final phase of the program will incorporate further engine efficiency improvements, resulting in a product design with a projected electrical efficiency of 42% and targeted power output of 370 kW. Improvements in efficiency are key to all markets as improved fuel efficiency benefits end users through lower operating costs. AFA stainless steel is a material that offers superior oxidation and creep resistance to commercial heat‑resistant steel alloys used in Capstone microturbines at a significantly reduced cost. In Fiscal 2015, we successfully completed the first of two long term endurance tests and have engaged industry partners on commercialization viability.

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright, “know how”, and trademark law and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 102 U.S. and 28 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2016 and 2027. We actively evaluate our patent portfolio and pursue new patent applications as we develop new technological innovations, as needed.

Management believes that a policy of protecting intellectual property is one component of our strategy of being the leader in microturbine system technology and will provide us with a long term competitive advantage. In addition, we implement security procedures at our plants and facilities and have confidentiality agreements with our suppliers, distributors, employees and certain visitors to our facilities.

Organization and Employees

We were organized in 1988. On June 22, 2000, we reincorporated as a Delaware corporation.

As of March 31, 2016, we had 191 employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

Available Information

This Form 10‑K, as well as our quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on the Company’s Internet website (http://www.capstoneturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1A.  Risk Factors.

This document contains certain forward‑looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act) pertaining to, among other things,

•	our results of operations;
•	profits and losses;
•	R&D activities;
•	sales expectations;
•	our ability to develop markets for our products;
•	sources for parts;
•	federal, state and local government regulations;
•	general business;
•	industry and economic conditions applicable to us;
•	the efficiency, reliability and environmental advantages of our products and their need for maintenance;

•	our ability to be cost‑competitive and to outperform competition;
•	customer satisfaction;
•	the value of using our products;
•	our ability to achieve economies of scale;
•	market advantage;
•	return on investments;
•	issues with suppliers;
•	anticipation of product supply requirements;
•	listing requirements;
•	our microturbine technology;
•	the utilization of our products;
•	competition;
•	the introduction of new technologies;
•	our production capacity;
•	international markets;
•	protection of intellectual property;
•	the adequacy of our facilities;
•	dividends;
•	business strategy;
•	product development;
•	capital resources;
•	capital expenditures;
•	liquidity;
•	amortization expense of intangibles;
•	cost of warranties;
•	stock‑based compensation;
•	our stockholders rights plan;
•	purchase and lease commitments;

•	current liabilities;
•	recently issued accounting standards;
•	market risk;
•	the strength of the U.S. dollar;
•	interest rate sensitivity; and
•	growth of the shale gas market.

These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from those anticipated by these forward‑looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating Capstone and its business. We assume no obligation to update any of the forward‑looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations, except as may be required by law.

The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward‑looking statements contained in this Annual Report because these factors could cause actual results and conditions to differ materially from those projected in forward‑looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks actually occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report, our quarterly reports on Form 10‑Q and other documents filed by us from time to time.

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

We maintain two Credit and Security Agreements (the “Credit Agreements”), with Wells Fargo Bank, National Association, (“Wells Fargo”), that provide us with a credit facility up to $20.0 million in the aggregate. At March 31, 2016, we had $9.5 million in borrowings outstanding under this line of credit. Under this credit facility, we are required to satisfy specified financial and restrictive covenants. Failure to comply with these covenants could cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately or allow Wells Fargo to terminate the credit facility. In addition, we have pledged our accounts receivable, inventories, equipment, patents and other assets as collateral under the Credit Agreements which would be subject to seizure by Wells Fargo if we were in default and unable to repay the indebtedness.

Several times since entering into the Credit Agreements, we have not been in compliance with certain covenants under the Credit Agreements. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Credit Agreements in response to the default. As of September 30, 2015, we were not in compliance with the annual net income financial covenant contained in the Credit Agreements, as amended. On November 2, 2015, we received from Wells Fargo a waiver of such noncompliance. If we had not obtained the default waivers, or if we are ever again in noncompliance, we would not be able to draw additional funds under the credit facility. The Credit Agreements also define an event of default to include a material adverse effect on our business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

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

•

We may be required to repay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the Credit Agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any outstanding indebtedness under the credit facility is accelerated, our assets may not be sufficient to repay such indebtedness.

For more information, see the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Impairment charges on our long‑lived assets, including intangible assets with finite lives would adversely affect our financial position and results of operations.

We evaluate the carrying value of long‑lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine whether impairment has occurred, we compare the undiscounted cash flows of the long‑lived asset group with its carrying value. The estimation of future cash flows requires significant estimates of factors that include future sales growth, gross margin performance, including our estimates of reductions in our direct material costs, and reductions in operating expenses. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast, the carrying value of our asset group may prove to be unrecoverable and we may incur impairment charges in the future. In addition, significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, unanticipated competition, loss of key customers or changes in technology or markets, could require a charge for impairment that can materially and adversely affect our reported net loss and our stockholders’ equity.

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

We may not be able to manage our growth effectively, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.

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

Our competitors include several well‑known companies with histories of providing power solutions. They have substantially greater resources than we do and have established worldwide presence. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or lobby for governmental regulations and policies to create competitive advantages vis‑à‑vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development and quality, as well as attention to product performance, our product prices, our conformance to industry standards, manufacturing capability and sales and marketing. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have business relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

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

We derived approximately 2% and 11% of our revenue from Russia during Fiscal 2016 and Fiscal 2015, respectively. The continuation or escalation of the current geopolitical instability in Russia and Ukraine could negatively impact our operations, sales, and future growth prospects in that region. The U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting certain oil and gas production related business activities with specified Russian and Ukrainian individuals and companies and requiring export licenses for certain of such activities. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia, the sanctions imposed by the U.S. government could be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine or elsewhere, our business, including revenue, profitability and cash flows, could be materially adversely affected. If we are unable to conduct business with certain vendors, our operations in Russia and Ukraine could be materially adversely affected.

We cannot be certain of the future effectiveness of our internal controls over financial reporting. If we are unable to maintain effective internal controls over our financial reporting, investors may lose confidence in our ability to provide reliable and timely financial reports and the value of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting. Our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2014 because a material weakness was detected which related to our risk assessment process. Management determined that this material weakness was remediated during the 2015 fiscal year. We may in the future identify further material weaknesses in our internal controls over financial reporting that we have not discovered to date. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

We may not be able to retain or develop relationships with OEMs or distributors in our targeted markets, in which case our sales would not increase as expected.

In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise or better access to those markets. We believe that retaining or developing relationships with strong OEMs (which to date have typically resold our products under their own brands or packaged our products with other products as part of an integrated unit) or distributors in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. Because of OEMs’ and distributors’ relationships in their respective markets, the loss of an OEM or distributor could adversely impact the ability to penetrate our target markets. We offer our OEMs and distributors stated discounts from list price for the products they purchase. In the future, to attract and retain OEMs and distributors we may provide volume price discounts or otherwise incur significant costs that may reduce the potential revenue from these relationships. We may not be able to retain or develop appropriate OEMs and distributors on a timely basis, and we cannot provide assurance that the OEMs and distributors will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories.

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

During Fiscal 2010, we completed the acquisition of certain assets relating to the microturbine business of CPS, and we may acquire other businesses in the future. The success of these transactions will depend on, among other things, our ability to develop productive relationships with the corresponding distributors and to integrate assets and personnel, if any, acquired in these transactions and to apply our internal controls processes to these acquired businesses. The integration of any acquired businesses or significant assets may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into these transactions. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

We have substantial accounts receivable, and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.

Our accounts receivable balance, net of allowances, was $13.6 million and $13.1 million as of March 31, 2016 and March 31, 2015, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of Fiscal 2016 was 66 days, compared with 40 days at the end of Fiscal 2015. We recorded bad debt recovery of approximately $1.5 million and bad debt expense of approximately $10.1 million during Fiscal 2016 and Fiscal 2015, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

Loss of a significant customer could have a material adverse effect on our results of operations.

Horizon, E-Finity, DTC and Optimal accounted for approximately 15%, 11%, 10% and 10%, respectively, of our revenue for Fiscal 2016. Additionally, DTC, Optimal, RSP, and Regale, accounted for 28%, 11%, 10% and 10%, respectively, of net accounts receivable as of March 31, 2016. The loss of Horizon, E-Finity, DTC, Optimal or any other significant customer could adversely affect our results of operations.

We may not be able to develop sufficiently trained applications engineering, installation and service support to serve our targeted markets.

Our ability to identify and develop business relationships with companies who can provide quality, cost‑effective application engineering, installation and service can significantly affect our success. The application engineering and proper installation of our microturbines, as well as proper maintenance and service, are critical to the performance of the units. Additionally, we need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve the quality of applications, installation and service while reducing associated costs could affect the marketability of our products.

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

Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions and occupational health and safety. Regulatory agencies may impose special requirements for the implementation and operation of our products or that may significantly affect or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products. We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all. Non‑compliance with applicable regulations could have a material adverse effect on our operating results.

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

Utility companies or governmental entities could place barriers on the installation of our products or the interconnection of the products with the electric grid. Further, they may charge additional fees to customers who install on‑site generation or have the capacity to use power from the grid for back‑up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and other operating results. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. The cost of electric power generation bears a close relationship to natural gas and other fuels. However, changes to electric utility tariffs often require lengthy regulatory approval and include a mix of fuel types as well as customer categories. Potential customers may perceive the resulting swings in natural gas and electric pricing as an increased risk of investing in on‑site generation.

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

As a result of our corporate strategy, we have identified opportunities to outsource to third‑party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality and increase operating efficiency. These actions may not yield the expected results, and outsourcing may result in production delays or lower quality products. Transitioning to outsourcing may cause certain of our affected employees to leave before the outsourcing is complete. This could result in a lack of the experienced in‑house talent necessary to successfully implement the outsourcing. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of manufacturing assets related to the outsourced functions or other unanticipated charges, which could have a material adverse effect on our operating results.

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

The sale of our products in many cases involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products has been lengthy and subject to a number of significant risks over which we have little or no control. We expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition, results of operations and cash flow would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary materially from period to period.

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

We view our intellectual property rights as important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. If it became necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly and we may not prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products. In addition, we cannot be certain that we do not or will not infringe third parties’ intellectual property rights. Any such claim, even if it is without merit, may be expensive and time‑consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention and/or require us to enter into costly royalty or licensing arrangements.

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

At March 31, 2016, we had federal and state net operating loss carryforwards of approximately $652 million and $181 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

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

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control. Our executive offices and manufacturing facilities are located in southern California. Because the southern California area is located in an earthquake‑sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. If an earthquake, fire or other natural disaster occurs at or near our facilities, our business, financial condition, operating results and cash flow could be materially adversely affected.

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 19, 2014, when our common stock was listed on the Nasdaq Global Market, we received a notice from the Nasdaq Listing Qualifications Department stating that, for 30 consecutive business days preceding the notice date, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). On June 22, 2015, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market and were afforded an additional 180-day grace period to regain compliance with the minimum bid price requirement. We subsequently regained compliance with the minimum bid price requirement by effecting a 1-for-20 reverse stock split. However, there can be no assurance that we will be able to comply with the continued listing standards in the future.

If we continue to fail to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of your investment.

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

An investment in our securities is risky, and stockholders could lose their investment in our securities or suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock is highly volatile and is likely to continue to be highly volatile. Given the continued uncertainty surrounding many variables that may affect our business and the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our common stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;
•	market sentiment toward alternative energy stocks in general or toward Capstone;

•	changes in financial estimates or recommendations by securities analysts;
•	conditions or trends in our industry or the overall economy;
•	loss of one or more of our significant customers;
•	errors, omissions or failures by third parties in meeting commitments to us;
•	changes in the market valuations or earnings of our competitors or other technology companies;
•	the trading of options on our common stock;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
•	announcements of significant market events, such as power outages, regulatory changes or technology changes;
•	changes in the estimation of the future size and growth rate of our market;
•	future equity financings;
•	the failure to produce our products on a timely basis in accordance with customer expectations;
•	the inability to obtain necessary components on time and at a reasonable cost;
•	litigation or disputes with customers or business partners;
•	capital commitments;
•	additions or departures of key personnel;
•	sales or purchases of our common stock;
•	the trading volume of our common stock;
•	developments relating to litigation or governmental investigations; and
•	further decreases in or continued low levels of oil, natural gas and electricity prices.

In addition, the stock market in general, and the Nasdaq Capital Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. The market prices of securities of technology companies and companies servicing the technology industries have been particularly volatile. These broad market and industry factors may cause a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class–action litigation has often been instituted against that company. This type of litigation, regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our financial condition, results of operations and cash flow.

Our business could be negatively affected as a result of a proxy contest.

In March 2016, the Company received a letter from VCM Group LLC, an owner of 200 shares of the Company’s common stock giving notice of such stockholder’s intention to nominate nine director candidates for election to the Company’s board of directors at the Company’s 2016 annual meeting of stockholders. Although the Company believes that the stockholder’s notice letter was deficient because it did not meet the requirements prescribed under our bylaws, and although the Company sent to the stockholder a response letter to that effect, it is possible that a proxy contest involving the stockholder or litigation regarding the stockholder’s eligibility to nominate director candidates at the 2016 annual meeting of stockholders will ensue, or that we could become engaged in a proxy contest with another activist stockholder in the future.

A proxy contest and any related litigation would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by management, our board of directors and employees, and would divert the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors and may result in the loss of potential business opportunities and may make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors, management and employees and would require us to incur significant additional costs. In addition, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above or the outcome of a proxy contest or any related litigation.

It also is possible that the director candidates of the stockholder that submitted the March 2016 notice letter, if nominated by such stockholder for election to the Company’s board of directors at the 2016 annual meeting of stockholders, could constitute a majority of our board of directors following the 2016 annual meeting of stockholders. Similarly, a future proxy contest with any other activist investor could result in the turnover of a majority of our board of directors. If such a change in the composition of our board of directors were to occur, it could trigger the change of control provisions of certain agreements and arrangements to which the Company is a party, including the Credit Agreements, the Company’s Amended and Restated Change of Control Severance Plan and the Amended and Restated Change in Control Severance Agreement, as amended, between the Company and Darren Jamison, our President and Chief Executive Officer.

Under the Credit Agreements, a change of control constitutes an event of default that would entitle Wells Fargo to, among other remedies, declare all of our outstanding borrowings under the Credit Agreements immediately due and payable. Under the Amended and Restated Change of Control Severance Plan and the Amended and Restated Change in Control Severance Agreement, as amended, following a change of control, upon the occurrence of a qualifying termination of Mr. Jamison or certain of the Company’s other executive officers and employees, the Company will be obligated to make specified severance payments to the terminated employee.

If such a change in our board composition were to occur, and if our board of directors were unable to take certain mitigating action to avoid triggering, or if the Company were unable to obtain a waiver of, these and other similar change of control provisions to which the Company is subject, the resulting payments and other obligations required of the Company could have a material adverse effect on our liquidity and ability to conduct our business or could otherwise materially and adversely affect our business, results of operations and financial condition.

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

On May 6, 2016, the Company and Computershare Inc., as Rights Agent, entered into a Rights Agreement (the “NOL Rights Agreement”) designed to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. While this NOL Rights Agreement is intended to preserve our net operating losses, it effectively deters current and future purchasers from becoming 4.99% stockholders. The NOL Rights Agreement could also make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of leased office space, warehouse space and assembly and test space located at 21211 Nordhoff Street in Chatsworth, California. This lease expires in September 2019, and we have one five‑year option to extend the term of this lease. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. This lease will expire in December 2017. Management believes our facilities are adequate for our current needs.

Item 3.  Legal Proceedings.

Federal Securities Class Action

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants’ motion to dismiss the Consolidated Amended Complaint is due June 17, 2016. The Company has not recorded any liability as of March 31, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuit — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.  On May 10, 2016, the Court entered that proposed order, and scheduled a status conference for August 24, 2016.

On May 25, 2016, we received a pre-filing copy of a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., purportedly to be filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms.

Federal Derivative Lawsuit

On March 7, 2016, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors under the following caption:  Haber v. Jamison, et al., No. CV16-01569-DMG (RAOx).  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint asserts a cause of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms.  On May 11, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.  On May 13, 2016, the Court entered that proposed order.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “CPST”. The following table sets forth the high and low sales prices for each period indicated.

	High	Low
Year Ended March 31, 2016:
First Quarter	$13.60	$7.40
Second Quarter	$8.80	$6.00
Third Quarter	$6.40	$1.16
Fourth Quarter	$1.69	$1.00
Year Ended March 31, 2015:
First Quarter	$46.40	$25.60
Second Quarter	$30.60	$20.60
Third Quarter	$21.60	$11.20
Fourth Quarter	$15.40	$11.80

As of June 3, 2016, the last reported sale price of our common stock on the Nasdaq Capital Market was $1.44 per share.

Stockholders

As of June 3, 2016, there were 223 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

Item 6.  Selected Financial Data.

The selected financial data shown below have been derived from the audited financial statements of Capstone. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended March 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations:
Revenue	$85,211	$115,461	$133,105	$127,557	$109,371
Cost of goods sold	72,444	97,174	111,409	113,172	103,944
Gross margin	12,767	18,287	21,696	14,385	5,427
Operating costs and expenses:
Research and development	10,152	9,679	9,029	8,979	8,237
Selling, general and administrative(1)	27,106	39,517	27,981	27,364	28,927
Loss from operations	(24,491)	(30,909)	(15,314)	(21,958)	(31,737)
Net loss	$(25,191)	$(31,533)	$(16,256)	$(22,563)	$(18,764)
Net loss per share of common stock—basic and diluted (2)	$(1.39)	$(1.92)	$(1.06)	$(1.49)	$(1.41)

	As of March 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$11,704	$32,221	$27,859	$38,817	$49,952
Working capital	18,149	27,528	26,443	32,782	49,532
Total assets	55,892	78,927	84,118	87,338	99,792
Revolving credit facility	9,459	12,953	13,228	13,476	10,431
Capital lease/note payable obligations	435	496	645	594	433
Long‑term liabilities	184	161	70	142	254
Stockholders’ equity	$24,740	$34,704	$34,093	$41,886	$58,617

(1)

The Company recorded bad debt recovery of approximately $1.5 million for the year ended March 31, 2016. The Company recorded bad debt expense of approximately $10.1 million, $0.2 million, $0.3 million and $2.3 million for the years ended March 31, 2015, 2014, 2013 and 2012, respectively.

(2)	Loss per share amounts for all periods has been retroactively adjusted to reflect the Company’s 1-for-20 reverse stock split, which was effective November 6, 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward‑looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward‑looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in this Annual Report. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report.

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

During Fiscal 2016 our net loss decreased by 20% to $25.2 million and our net loss per share decreased by 28% to $1.39 compared to the same period last year. The decrease in the net loss during Fiscal 2016 reflected a decrease in bad debt expense relating to two customers recorded during Fiscal 2015. This was offset by lower revenue during Fiscal 2016 compared to the same period last year. Our gross margin was 15% for Fiscal 2016, which represents a decrease of approximately 100 basis points from our gross margin of 16% for Fiscal 2015 despite 26% lower revenue during Fiscal 2016 compared to Fiscal 2015. Capstone made improvements diversifying its revenue into the energy efficiency and renewal energy vertical markets even with the softness of the oil and gas markets during Fiscal 2016 compared to the same period last year. During Fiscal 2016, we continued to see increasing revenue from our aftermarket service primarily as a result of further acceptance of our comprehensive Factory Protection Plan (“FPP”). Fiscal 2016 was characterized by lower revenue and megawatts shipped compared to Fiscal 2015 because of the continuing softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. Please see Results of Operations on page 41 for further discussion of the lower revenue.

Capstone products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines reliability, emissions profile and ease of installation. We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near‑term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to Capstone’s success are revenue growth, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

To support our opportunities to grow in our targeted markets, we continue to enhance the reliability and performance of our products by developing new processes and enhancing training to assist those who apply, install and use our products.

An overview of our direction, targets and key initiatives follows:

1)

Focus on Vertical Markets  Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near‑term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, marine and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors.

During Fiscal 2016, we booked orders for 54.7 megawatts and shipped 60.0 megawatts of products, which combined with our backlog of 182.8 megawatts at March 31, 2015, resulted in 113.7 megawatts in backlog as of March 31, 2016. Ending backlog as of March 31, 2016, includes the removal of approximately 63.8 megawatts, from BPC. Our product shipments in Fiscal 2016 were: 53% for use in energy efficiency applications, 37% for use in natural resources applications and 10% for use in renewable energy applications.

Energy Efficiency—CHP/CCHP

Energy efficiency maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage to customers. Energy efficiency applications use both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 80% or more. The increased operating efficiency reduces overall greenhouse gas emissions compared with traditional independent sources such as power generation and local thermal generation and, through displacement of other separate systems, can reduce variable production costs.

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

Natural Resources—Oil, Natural Gas, Shale Gas & Mining

On a worldwide basis, there are thousands of locations where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which traditionally have been released or burned into the atmosphere. Our microturbines are installed in the natural resource market to be used in oil and gas exploration, production, compression and transmission sites both onshore and offshore as a highly reliable critical source of power generation. In addition, our microturbines can use flare gas as a fuel to provide prime power. In many cases these oil and gas or mining operations have no access to an electric utility grid and rely solely on Capstone’s microturbines for a reliable low emission power supply.

Critical Power Supply

Because of the potentially catastrophic consequences of even momentary system failure, certain power users, such as high technology and information systems companies, require particularly high levels of reliability in their power service. Management believes that Capstone’s critical power supply offerings are the world’s only microturbine powered Uninterruptible Power Source solutions that can offer clean, IT‑grade power produced from microturbines, the utility or a combination of both.

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

2)

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 104 distributors and Original Equipment Manufacturers (“OEMs”). In the United States and Canada, we currently have 24 distributors and OEMs. Outside of the United States and Canada, we currently have 80 distributors and OEMs. We continue to refine our distribution channels to address our specific targeted markets.

3)

Service  We provide service primarily through our global distribution network. Together with our global distribution network we offer a comprehensive FPP. Through our global distribution network, we offer a our FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of Fiscal 2016 and Fiscal 2015 was $66.5 million and $61.2 million, respectively, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2033. Service revenue in Fiscal 2016 was approximately 14% of total revenue. Additionally, we offer new and remanufactured parts through our global distribution network.

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

5)

New Product Development    Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability and reduce direct material costs. During the three months ended September 30, 2015 our C200 and C1000 Series microturbines became Verband der Elektrotechnik (“VDE”) and Bundesverband der Energie - und Wasserwirtschaft (“BDEW”) and Comitato Electtrotecnico Italiano (“CEI”) certified. These new standards were attained following the development and implementation of new microturbine system software architecture.

We are also developing a more efficient microturbine CHP system with the support of the DOE. We successfully completed the first phase of the development program and achieved 270 kW with a prototype C250 microturbine in our development test lab. Management intends to continue with the next phase of development and commercialization after we achieve profitability. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization. The DOE awarded us a grant of $5.0 million in support of this development program, of which $4.2 million was allocated to us, and was used through September 30, 2015. The contract was completed on September 30, 2015.

During Fiscal 2016, we unveiled the Capstone C1000 Signature (“C1000S’) microturbine as part of our new Signature Series microturbine energy systems which also includes a 800kW (“C800S”) or 600kW (“C600S”) microturbine. The Signature Series microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. A few of the key upgrades include integrated heat recovery for CHP and CCHP applications, two-stage air filtration system, improved enclosure, relocated engine exhaust stack and redesigned discharge for enclosure cooling air. The C1000S is one of the world’s most integrated and compact 1MW CHP solutions. The 8-foot wide by 30-foot long 1MW power plant reaches approximately 82% total system efficiency and is significantly quieter than the original C1000 for installation in low noise urban environments

6)

Cost and Core Competencies  We believe that the core competencies of Capstone products are air‑bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra‑low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air‑bearing technology. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to leverage our costs as product volumes increase.

Management believes that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions, our financial model indicates that we will achieve positive cash flow when we generate $25 million in quarterly revenue with a 25% gross margin. Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent liabilities. On an on‑going basis, we evaluate our estimates, including but not limited to those related to long‑lived assets, including finite‑lived intangible assets and fixed assets, bad debts, inventories, warranty obligations, stock‑based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•

We evaluate the carrying value of long‑lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current‑period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the asset group. The estimated fair value of the assets is determined using the best information available. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long‑lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives. The Company performed an analysis as of March 31, 2016 and as a result, approximately $0.1 million of TA100 backlog was written off to align with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers. See Note 5—Intangible Assets in the “Notes to Consolidated Financial Statements.”

•

Our inventories are valued on a first in first out (“FIFO”) basis and at the lower of cost or market. We routinely evaluate the composition of our inventories and identify slow‑moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write‑downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write‑downs of inventories. In addition, inventories are classified as current or long‑term based on our sales forecast and also, in part, based on our projected usage for warranty claims and service. A change in forecast could impact the classification of inventories.

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

•

Our revenue consists of sales of products, parts, accessories and service, which includes FPPs, net of discounts. Our distributors purchase products, parts and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post‑commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post‑shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectability is reasonably assured. Service revenue derived from time and materials contracts is recognized as the service is performed. FPP contracts are agreements to perform certain agreed‑upon service to maintain a product for a specified period of time. Service revenue derived from FPP contracts is recognized on a straight‑line basis over the contract period. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service.

•

Trade accounts receivable are recorded at the invoiced amount and typically non‑interest bearing. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and other accounts receivable allowances. We evaluate all accounts aged over 60 days past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required.

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

•

We recognize stock‑based compensation expense associated with stock options in the statement of operations. Determining the amount of stock‑based compensation to be recorded requires us to develop estimates to be used in calculating the grant‑date fair value of stock options. We calculate the grant‑date fair values using the Black‑Scholes valuation model.

The use of Black‑Scholes model requires us to make estimates of the following assumptions:

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

•	Risk‑free interest rate—We used the yield on zero‑coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk‑free interest rate.

The amount of stock‑based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We review historical forfeiture data and determine the appropriate forfeiture rate based on that data. We re‑evaluate this analysis periodically and adjust the forfeiture rate as necessary. Generally, we recognize the actual expense over the vesting period only for the shares that vest.

Results of Operations

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015

Revenue  Revenue for Fiscal 2016 decreased $30.3 million, or 26%, to $85.2 million from $115.5 million for Fiscal 2015. The change in revenue for Fiscal 2016 compared to Fiscal 2015 included decreases in revenue of $12.4 million from the European and Russian markets, $12.2 million from the United States and Canada markets, $2.5 million from the Latin America markets, $1.9 million from the Asian and Australian markets and $1.3 million from the African market. The decreases in the European and Russian, Asian and Australian and African markets were primarily the result of ongoing geopolitical tensions in Russia and Ukraine and a substantially stronger U.S. dollar (making our products more expensive overseas) compared to Fiscal 2015. The decrease in the United States and Canada markets were because of the effects of reductions in microturbines shipped, resulting from continued softness in the oil and gas market and a shift in customers’ project timelines.

For Fiscal 2016, revenue from microturbine products decreased $31.0 million, or 35%, to $58.4 million from $89.4 million for Fiscal 2015. Megawatts shipped during Fiscal 2016 decreased 31.4 megawatts, or 34%, to 60.0 megawatts from 91.4 megawatts during Fiscal 2015. The decrease in revenue and megawatts was because of volume reductions in microturbines shipped, resulting from a 90% reduction in microturbine product shipments to Russia, continued softness in the oil and gas market and shift in customers’ project timelines during Fiscal 2016 compared to the same period last year. Average revenue per megawatt shipped was approximately $1.0 million during each of Fiscal 2016 and Fiscal 2015.

	Year Ended March 31,
	2016		2015
	Revenue	Megawatts	Revenue	Megawatts
United States and Canada	$23.7	23.6	$38.4	35.0
Latin America	12.5	13.7	14.1	15.2
Asia and Australia	10.9	10.8	14.1	13.2
Europe and Russia	10.8	11.3	22.5	27.7
Africa	0.5	0.6	0.3	0.3
Total from Microturbine Products	$58.4	60.0	$89.4	91.4

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Therefore, we evaluate historical revenue in conjunction with backlog to anticipate the growth trend of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2016			2015
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.8	1.2	40	$4.8	2.9	97
C65	12.2	11.2	172	30.1	27.8	427
TA100	—	—	—	0.3	0.2	2
C200	3.9	3.6	18	7.1	6.6	33
C600	6.2	6.0	10	5.9	6.0	10
C800	8.1	8.8	11	8.3	8.8	11
C1000	25.9	29.0	29	32.7	39.0	39
Waste heat recovery generator	—	—	—	0.2	0.1	1
Unit upgrades	0.3	0.2	1	—	—	—
Total from Microturbine Products	$58.4	60.0	281	$89.4	91.4	620
Accessories and Parts	14.7	—	—	15.3	—	—
Total Product, Accessories and Parts	$73.1	60.0	281	$104.7	91.4	620
Service	12.1	—	—	10.8	—	—
Total	$85.2	60.0	281	$115.5	91.4	620

For Fiscal 2016, revenue from our accessories and parts decreased $0.6 million, or 4%, to $14.7 million from $15.3 million for Fiscal 2015. The decrease in revenue from accessories and parts was primarily from lower accessories revenue as a result of volume reductions in microturbines shipped.

Service revenue for Fiscal 2016 increased $1.3 million, or 12%, to $12.1 million from $10.8 million for Fiscal 2015. The increase in service revenue resulted primarily from higher FPP contract enrollment.

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 15%, 17% and 12% of our revenue for the years ended March 31, 2016, 2015 and 2014, respectively. Sales to E-Finity Distributed Generation, LLC (“E-Finity), one of the Company’s domestic distributors, accounted for 11% and 19% of our revenue for the years ended March 31, 2016 and 2014. Sales to Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, accounted for 10% of revenue for the year ended March 31, 2016. Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors,  accounted for 10% of revenue for the year ended March 31, 2016. Sales to BPC accounted for 2%, 11% and 17% of our revenue for the years ended March 31, 2016, 2015 and 2014, respectively.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $12.8 million, or 15% of revenue, for Fiscal 2016 compared to a gross margin of $18.3 million, or 16% of revenue, for Fiscal 2015. Of the $5.5 million decrease in the gross margin during Fiscal 2016 compared to Fiscal 2015, $12.7 million was primarily the result of a lower volume of microturbines shipped and a shift in product mix. This reduction in gross margin was partially offset by decreases in warranty expense of $3.4 million, variable production and service center manufacturing expenses of $2.4 million, inventory charges of $1.0 million and royalty expense of $0.4 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs as we work to achieve profitability and improving product performance.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $3.4 million reflects a decrease in the standard warranty provision primarily because of a decrease in the number of units covered under warranty as a result of the lower volume of microturbines shipped during Fiscal 2016 compared to the prior year. In addition, the cost of fulfilling warranty obligations during Fiscal 2016 was lower compared to Fiscal 2015 as the product reliability continued to improve. Management expects warranty expense to increase as a result of higher shipments of microturbine products for Fiscal 2017.

Production and service center labor and overhead expense decreased $2.4 million during Fiscal 2016 compared to Fiscal 2015 as a result of decreases in freight expense of $1.2 million, salaries expense of $0.7 million, supplies expense of $0.5 million, business travel expense of $0.2 million and consulting expense of $0.3 million, offset by lower overhead allocated to finished goods inventory of $0.4 million. In addition, a portion of our TA100 intangible asset backlog of approximately $0.1 million was written off during the three months ended March 31, 2016. This impairment aligns our TA100 intangible asset backlog with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers.

Inventory charges decreased $1.0 million during Fiscal 2016 compared to Fiscal 2015 primarily as the result of a decrease in the provision for excess and obsolete inventory. During Fiscal 2016, we made an allowance of approximately $0.8 million for slow-moving inventory in relation to our TA100 product line.

Royalty expense decreased $0.4 million during Fiscal 2016 compared to Fiscal 2015 primarily as a result of lower sales of our C1000 Series systems.

The following table summarizes our gross margin (in millions except percentages):

	Year Ended March 31,
	2016	2015
Gross Margin
Microturbine Products	$5.7	$10.4
As a percentage of revenue	10%	12%

Accessories and Parts	$5.6	$5.8
As a percentage of revenue	38%	38%

Service	$1.5	$2.1
As a percentage of revenue	12%	19%

Total Gross Margin	$12.8	$18.3
As a percentage of revenue	15%	16%

Microturbine products gross margin decreased approximately 200 basis points to 10% during Fiscal 2016 compared to Fiscal 2015 primarily as a result of a lower volume of microturbines shipped and a shift in product mix. Service gross margin decreased 700 basis points to 12% during Fiscal 2016 compared to Fiscal 2015 primarily because of timing of FPP services performed.

Research and Development Expenses(“R&D”)  R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for Fiscal 2016 increased $0.5 million, or 5%, to $10.2 million from $9.7 million for Fiscal 2015. R&D expenses are reported net of benefits from cost-sharing programs, such as DOE grants. The overall increase in R&D expenses of approximately $0.5 million resulted from increases in supplies expense of approximately $0.7 million, consulting expense of $0.2 million and a decrease in cost-sharing benefits of $0.3 million. These overall increases were offset by a $0.7 million decrease in salaries expense. Management expects R&D expenses in Fiscal 2017 to be lower than in Fiscal 2016 as a result of the successful launch of the C1000 Signature Series microturbine and our postponement in development of the C250 microturbine.

Selling, General and Administrative (“SG&A”) Expenses  SG&A expenses for Fiscal 2016 decreased $12.4 million, or 31%, to $27.1 million from $39.5 million for Fiscal 2015. The net decrease in SG&A expenses was comprised of decreases of $11.6 million in bad debt expense, $0.7 million in business travel expense and $0.1 million in marketing expense. The decrease in the bad debt expense was primarily the result of approximately $9.7 million recorded for two customers during Fiscal 2015. We recorded net bad debt recovery of approximately $1.5 million for the year ended March 31, 2016. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2017 to be lower than in Fiscal 2016 primarily as a result of our initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense increased $0.1 million, or 20%, to $0.6 million during Fiscal 2016 from $0.5 million during Fiscal 2015. Interest expense is primarily from the average balances outstanding under the credit facility. As of March 31, 2016, we had total debt of $9.5 million outstanding under the credit facility.

Income Tax Provision  Income tax expense decreased $0.1 million, or 83%, to $20,000 during Fiscal 2016 from $118,000 during Fiscal 2015. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of −0.1% differs from the federal and state blended statutory rate of approximately 35% primarily as a result of recording taxable losses. At March 31, 2016, we had federal and state net operating loss carryforwards of approximately $652 million and $181 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $252.3 million at March 31, 2016 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2015, the net deferred tax asset was fully reserved.

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

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2015			2014
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$4.8	2.9	97	$5.6	3.7	124
C65	30.1	27.8	427	29.1	26.1	402
TA100	0.3	0.2	2	0.5	0.4	4
C200	7.1	6.6	33	14.8	12.6	63
C600	5.9	6.0	10	10.4	10.8	18
C800	8.3	8.8	11	10.1	11.2	14
C1000	32.7	39	39	38.1	45	45
Waste heat recovery generator	0.2	0.1	1	0.2	0.1	1
Unit upgrades	—	—	—	—	—	—
Total from Microturbine Products	$89.4	91.4	620	$108.8	109.9	671
Accessories and Parts	15.3	—	—	14.8	—	—
Total Product, Accessories and Parts	$104.7	91.4	620	$123.6	109.9	671
Service	10.8	—	—	9.5	—	—
Total	$115.5	91.4	620	$133.1	109.9	671

Sales to Horizon, one of the Company’s domestic distributors, accounted for 17%, 12% and 27% of our revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Sales to BPC, accounted for 11%, 17% and 11% of our revenue for the years ended March 31, 2015, 2014 and 2013, respectively. Sales to E-Finity, one of the Company’s domestic distributors, accounted for 19% of our revenue for the year ended March 31, 2014.

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

The following table summarizes our gross margin (in millions except percentages):

	Year Ended March 31,
	2015	2014
Gross Margin
Microturbine Products	$10.4	$15.8
As a percentage of revenue	12%	15%

Accessories and Parts	$5.8	$4.3
As a percentage of revenue	38%	29%

Service	$2.1	$1.6
As a percentage of revenue	19%	16%

Total Gross Margin	$18.3	$21.7
As a percentage of revenue	16%	16%

Microturbine products gross margin decreased approximately 300 basis points to 12% during Fiscal 2015 compared to Fiscal 2014 primarily as a result of lower volume, lower average selling prices and a change in product mix. Accessories and parts gross margin increased 900 basis points to 38% during Fiscal 2015 compared to Fiscal 2014 because of shipments of high margin microturbine products accessories. Service gross margin increased 300 basis points to 19% during Fiscal 2015 compared to Fiscal 2014 primarily because of timing of FPP services performed.

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

Selling, General and Administrative Expenses  SG&A expenses for Fiscal 2015 increased $11.5 million, or 41%, to $39.5 million from $28.0 million for Fiscal 2014. The net increase in SG&A expenses was comprised of increases of $9.9 million in bad debt expense, $0.9 million in salaries expense, $0.6 million in professional services expense, which includes legal expense, $0.4 million in marketing expense and $0.1 million in business travel expense, offset by a decreases of $0.2 million in facilities expense and $0.2 million in supplies expense. The increase in the bad debt expense was primarily the result of accounts receivable allowances recorded for BPC and EMI, one of the Company’s distributors in the Middle East and Africa, during Fiscal 2015. During the three months ended March 31, 2015, we recorded approximately $7.1 million with respect to the accounts receivable allowance from BPC. We determined that the collectability of this accounts receivable balance was not reasonably assured based on BPC’s recent payment history and because the impact of the steep decline of the Russian ruble could continue to negatively impact its ability to pay its outstanding accounts receivable balance. Also during three months ended September 30, 2014, we recorded approximately $2.6 million with respect to EMI. We determined that the collectability of this accounts receivable balance was not reasonably assured based on EMI’s payment history.

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

Income Tax Provision  Income tax expense decreased $0.1 million, or 50%, to $0.1 million during Fiscal 2015 from $0.2 million during Fiscal 2014. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of -0.4% differs from the federal and state blended statutory rate of approximately 37% primarily as a result of recording taxable losses. At March 31, 2015, we had federal and state net operating loss carryforwards of approximately $626 million and $202 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $246.8 million at March 31, 2015 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2014, the net deferred tax asset was fully reserved.

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

(In thousands, except per share data)

	Year Ended March 31, 2016				Year Ended March 31, 2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenue	$18,867	$21,459	$17,905	$26,980	$29,869	$30,084	$32,248	$23,260
Cost of goods sold	16,764	17,408	15,977	22,295	26,347	23,978	27,005	19,844
Gross margin	2,103	4,051	1,928	4,685	3,522	6,106	5,243	3,416
Operating expenses:
R&D	1,959	2,905	2,872	2,416	2,942	2,355	2,055	2,327
SG&A	5,310	7,002	6,705	8,089	14,702	7,508	9,543	7,764
Loss from operations	(5,166)	(5,856)	(7,649)	(5,820)	(14,122)	(3,757)	(6,355)	(6,675)
Net loss	$(5,319)	$(6,015)	$(7,882)	$(5,975)	$(14,298)	$(3,935)	$(6,529)	$(6,771)
Net loss per common share—basic and diluted (1)	$(0.25)	$(0.34)	$(0.48)	$(0.36)	$(0.87)	$(0.24)	$(0.40)	$(0.42)

(1)	Loss per-share amounts for all periods has been retroactively adjusted to reflect the Company’s 1-for-20 reverse stock split, which was effective November 6, 2015.

During the three months ended March 31, 2016, we recorded approximately $1.4 million in bad debt recovery with respect to the collection of cash for receivables from EMI previously reserved during Fiscal 2015. This transaction was recorded in SG&A for the three months ended March 31, 2016. During three months ended March 31, 2016 we made an allowance of approximately $0.7 million for slow-moving inventory in relation to our TA100 product line. This transaction was recorded in cost of goods sold for the three months ended March 31, 2016.

During the three months ended March 31, 2015, we recorded an allowance of approximately $1.2 million for slow‑moving inventory related to our waste heat recovery generators. In addition, we shipped approximately $0.7 million of product to BPC during the three months ended March 31, 2015. Given the uncertainty as to the collectability of the sale, the revenue for this shipment was not recognized. Both transactions were included in cost of goods sold for the three months ended March 31, 2015.

During the three months ended March 31, 2015, we recorded approximately $7.1 million with respect to the accounts receivable allowance from BPC. We determined that the collectability of this accounts receivable balance was not reasonably assured based on BPC’s recent payment history and because the impact of the recent steep decline of the Russian ruble could continue to negatively impact its ability to pay its outstanding accounts receivable balance. During the three months ended September 30, 2014, we recorded approximately $2.6 million with respect to the accounts receivable balance from EMI. We determined that the collectability of this accounts receivable balance was not reasonably assured based on EMI’s payment history. Both transactions were included in SG&A for the three months ended March 31, 2015 and September 30, 2014, respectively.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2017 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short‑term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $20.5 million during the year ended March 31, 2016, compared to an increase of $4.4 million during the year ended March 31, 2015. The overall decrease in cash and cash equivalents during the year ended March 31, 2016 compared to the year ended March 31, 2015 was primarily the result of a reduction in cash provided by financing activities.

Operating Activities—During the year ended March 31, 2016, we used $22.5 million in cash in our operating activities, which consisted of a net loss for the period of $25.2 million and cash used for working capital of $2.4 million, offset by non‑cash adjustments (primarily accounts receivable allowances, warranty provision, depreciation and amortization, stock‑based compensation and inventory provision) of $5.1 million. During the year ended March 31, 2015, operating cash usage was $23.0 million, which consisted of a net loss for the period of $31.5 million and cash used for working capital of $11.9 million, offset by non‑cash adjustments of $20.4 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2016	2015
Net loss	$(25,191)	$(31,533)
Non‑cash operating activities(1)	5,090	20,444
Changes in operating assets and liabilities:
Accounts receivable	1,021	4,761
Inventories	5,161	(7,125)
Accounts payable and accrued expenses	(8,317)	(5,960)
Other changes in operating assets and liabilities	(234)	(3,605)
Net cash used in operating activities	$(22,470)	$(23,018)

(1)	Represents accounts receivable allowances, warranty provision, depreciation and amortization, stock‑based compensation expense and inventory provision.

The change in inventory was primarily the result of lower purchases during the year ended March 31, 2016. The change in accounts receivable was the result of lower than expected revenue and slower collection of accounts receivable compared to the year ended March 31, 2015. The change in accounts payable and accrued expenses was primarily the result of the timing and level of inventory receipts compared to vendor payments during the year ended March 31, 2015.

Investing Activities  Net cash used in investing activities of $1.5 million and $1.6 million during the years ended March 31, 2016 and 2015 relates primarily to the acquisition of fixed assets.

Financing Activities  During the year ended March 31, 2016, we generated approximately $3.5 million in financing activities compared to cash generated during the year ended March 31, 2015 of approximately $29.0 million. The funds generated from financing activities during the year ended March 31, 2016 were primarily the result of proceeds from the at-the-market offering program described below, offset by cash equivalents restricted by Wells Fargo, net repayments under the credit facility and the repayments of notes payable and capital lease obligations. As a condition of the amended Credit Agreements with Wells Fargo, $5.0 million of cash equivalents was restricted as additional security for the credit facility. During the year ended March 31, 2015, the funds generated in financing activities were primarily from the proceeds related to our underwritten public offering described below.

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. In connection with the April 2016 underwritten public offering, the Company is subject to a lock up with respect to the at-the-market offering program that expires in September 2016. As of March 31, 2016, 6.9 million shares of the Company’s common stock had been sold and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $12.7 million.

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

On October 31, 2013, an unsolicited exercise of warrants to purchase 4.7 million shares resulted in proceeds of approximately $6.0 million. Effective October 31, 2013, all then outstanding warrants expired.

There were no stock options exercised during the year ended March 31, 2016. During the years ended March 31, 2015 and 2014, the amount of cash received from the exercise of stock options was approximately $0.3 million and $0.5 million, respectively. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the year ended March 31, 2016, compared with $0.2 million of net cash used during the year ended March 31, 2015.

Credit Facility  We maintain the Credit Agreements, with Wells Fargo, which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Credit Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the credit facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Credit Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017. As of March 31, 2016 and March 31, 2015, $9.5 million and $13.0 million in borrowings were outstanding, respectively, under the credit facility.

The Credit Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, our capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of our assets, (f) change our accounting method or (g) enter into a different line of business. Furthermore, the Credit Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon the Company’s financial performance, and (iii) limitations on our annual capital expenditures.

Several times since entering into the Credit Agreements we were not in compliance with certain covenants under the credit facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Credit Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

•

As of March 31, 2015, the Company determined that it was not in compliance with the financial covenant contained in the amended Credit Agreements regarding the Company’s annual net income for Fiscal 2015. On June 10, 2015, the Company received from Wells Fargo a waiver of such noncompliance, and the Company and Wells Fargo entered into an amendment to the Credit Agreements which set the financial covenants for Fiscal 2016. As a condition of the amended Credit Agreements, the Company has restricted $5.0 million of cash equivalents effective June 10, 2015 as additional security for the credit facility.

•

As of September 30, 2015, the Company determined that it was not in compliance with a financial covenant contained in the amended Credit Agreements regarding the Company’s net income for the six months ended September 30, 2015. On November 2, 2015, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for Fiscal 2016.

•	On June 7, 2016, the Company and Wells Fargo entered into an amendment to the Credit Agreements which set the financial covenants for Fiscal 2017.

If we had not obtained the waivers and amended the Credit Agreements as described above, we would not be able to draw additional funds under the credit facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Credit Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Credit Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo.

Working Capital  Although the Company realized working capital improvements during the year ended March 31, 2016 because of a reduction in finished goods inventory, the Company’s working capital requirements for the year ended March 31, 2016 were higher than planned; primarily as a result of cash equivalents restricted by Wells Fargo, lower than expected revenue, slower collection of accounts receivable and lower than anticipated inventory turns. We continue to be negatively impacted by the softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and Middle East. Our cash and cash equivalents as of March 31, 2016 and March 31, 2015 were $11.7 million ($16.7 million when combined with restricted cash related to the credit facility) and $32.2 million, respectively. Cash and cash equivalents and restricted cash, less the amount outstanding under the credit facility, was $7.2 million and $19.3 million as of March 31, 2016 and March 31, 2015, respectively. Additionally, the Company has an at-the-market offering program in place pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, subject to the lock up period discussed above.

On April 19, 2016, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as the sole book-running manager, and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, as the co-manager, related to public offering of 2.7 million shares of our common stock and pre-funded Series B warrants to purchase up to 5.5 million shares of common stock, which were offered in lieu of common stock to those purchasers whose purchase of common stock in the offering otherwise would result in the purchaser beneficially owning more than 4.99% of the Company’s outstanding common stock following the completion of the offering. Also included in the offering were Series A warrants to purchase 4.1 million shares of common stock. Every two shares of common stock were sold with one Series A Warrant to purchase one share of common stock at a collective negotiated price of $3.50. Every two Series B Warrants were sold with one Series A Warrant to purchase one share of common stock at a collective negotiated price of $3.48. The net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $13.1 million. The offering closed on April 22, 2016. In connection with this underwritten public offering, the Company is subject to a lock up with respect to the at-the-market offering program that expires in September 2016.

Based on management’s projections, free cash of approximately $7.2 million (cash and cash equivalents and restricted cash less amounts outstanding under the credit facility) and net proceeds of approximately $13.1 million from the April 22, 2016 underwritten public offering are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If revenue is less than management’s projections, management has the ability to reduce expenses to extend its liquidity to provide adequate resources for a similar period of time. In addition, management has the ability to manage certain operating assets and liabilities, specifically the procurement of inventory and timing of payments of accounts payable, capital expenditures and certain operating expenses depending on the results of its operations to preserve its cash and cash equivalents.

If revenue declines at a greater rate than contemplated above or if management cannot reduce expenses to offset the lower revenue and extend its liquidity, the Company would need additional financing. Until such time as the Company can generate positive cash flows from operations, the Company likely will continue to have a need for additional capital. The Company may seek to raise funds by selling additional securities after the expiration of the applicable lock up period (through the at-the-market offering discussed above or some other offering) to the public or to selected investors or by obtaining additional debt financing.  There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans (including raising funds through the at-the-market offering program after the lock up period and maintaining availability under its credit facility) or obtain additional financing that may be needed, the Company may need to significantly reduce its operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our accounts receivable balance, net of allowances, was $13.6 million and $13.1 million as of March 31, 2016 and March 31, 2015, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by 26 days to 66 days as of March 31, 2016 compared to 40 days as of March 31, 2015. The change in DSO was largely the result of lower than expected revenue and slower collection of accounts receivable for the year ended March 31, 2016 compared to the year ended March 31, 2015. We recorded net bad debt recovery of approximately $1.5 million for the year ended March 31, 2016. We recorded bad debt expense of $10.1 million and $0.2 million for the years ended March 31, 2015 and 2014, respectively. During Fiscal 2015, we recorded approximately $7.1 million and $2.6 million with respect to the accounts receivable allowances from BPC and EMI, respectively.

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

Contractual Obligations and Commercial Commitments

At March 31, 2016, our commitments under notes payable, capital leases and non‑cancelable operating leases were as follows (in thousands):

	Payment Due by Period
		1 Year	1 - 3	3 - 5	More than
	Total	or Less	Years	Years	5 Years
Contractual Obligations:
Notes payable and capital lease obligations	$435	$362	$72	$1	$—
Operating lease obligations	6,025	1,927	3,513	585	—
Revolving credit facility	9,459	9,459	—	—	—
Total	$15,919	$11,748	$3,585	$586	$—

As of March 31, 2016, we had firm commitments to purchase inventories of approximately $23.8 million through Fiscal 2019. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable concurrent with the receipt of the related inventories.

Agreements we have with some of our distributors require that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, then we are required to replace the affected stock at no cost to the distributors. While we have never incurred costs or obligations for these types of replacements, it is possible that future changes in product technology could result and yield costs if significant amounts of inventory are held at distributors. As of March 31, 2016, no significant inventories were held at distributors.

Pursuant to the terms of our Credit Agreements with Wells Fargo, the minimum interest payable under the credit facility is $66,000 each calendar quarter. One of the Credit Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017.

Off‑Balance Sheet Arrangements

We do not have any material off‑balance sheet arrangements.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the fiscal years ended March 31, 2016, 2015 and 2014. In an effort to offset the adverse impact of inflation on earnings, we have historically raised selling prices on all products, parts, accessories and services. However, any future adverse impact of inflation on our raw materials and energy costs may not be similarly recoverable through our selling price increases.

Impact of Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the potential impact the new standard will have on our financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are currently evaluating the potential impact the new standard will have on our financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The adoption of this standard would result in the reclassification of debt issuance costs from prepaid expenses and other current assets to the amount outstanding under the credit facility. The net amount of such costs at March 31, 2016 was approximately $0.1 million.

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

Interest

Our exposure to changes in the interest rates results primarily from our credit facility borrowings. As of March 31, 2016 we had $9.5 million of outstanding indebtedness subject to interest rate fluctuations. Based on these borrowings as of March 31, 2016, a hypothetical 100 basis point increase in the then current LIBOR rate would increase our interest expense by $0.1 million on an annual basis. The level of outstanding indebtedness fluctuates from period to period and therefore could result in additional interest.

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Financial Statement Schedule included in this Form 10‑K beginning at page F‑1 are incorporated in this Item 8 by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Form 10‑K for the year ended March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2016 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms prescribed by the SEC. Additionally, such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a‑15(f) or 15d‑15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s CEO and CFO and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2016.

KPMG LLP, the Company’s independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting. The report of KPMG LLP follows. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Capstone Turbine Corporation:

We have audited Capstone Turbine Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capstone Turbine Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capstone Turbine Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capstone Turbine Corporation and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2016, and our report dated June 9, 2016 expressed an unqualified opinion of those consolidated financial statements.

(signed) KPMG LLP

Los Angeles, California

June 9, 2016

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Information contained under the caption “Proposal 1: Election of Directors to the Board of Directors” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Executive Officers

Information contained under the caption “Executive Officers of the Company” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Information contained under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Code of Ethics

Information contained under the caption “Other Information—Code of Business Conduct and Code of Ethics” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Stockholder Nominees

Information contained under the caption “Governance of the Company and Practices of the Board of Directors—Director Recommendation and Nomination Process” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Audit and Compliance Committee

Information contained under the caption “Governance of the Company and Practices of the Board of Directors—Board Committees—Audit Committee” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

Information contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Information contained under the caption “Securities Authorized for Issuance under Equity Compensation Plans” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information contained under the captions “Other Information—Related Person Transactions Policies and Procedures” and “Governance of the Company and Practices of the Board of Directors—Board of Directors; Leadership Structure” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Firm Fees and Services.

Information contained under the caption “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2016 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  1. and 2. Financial statements and financial statement schedule

The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F‑1 of this Report.

(a)  3. Index to Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)
2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(b)
2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(b)
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012(d)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015(e)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation(f)
3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation(g)
3.6	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation, dated September 16, 2008(h)
3.7	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated August 30, 2012(i)
3.8	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016(j)
3.9	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation(j)
4.1	Specimen stock certificate(k)
4.2	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)
4.3	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(l)
4.4	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(b)
4.5	Amendment No. 3 to Rights Agreement, dated July 1, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(m)

Exhibit Number		Description
4.6		Amendment No. 4 to Rights Agreement, dated August 5, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(n)
4.7		Amendment No. 5 to Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(j)
4.8		Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc.(j)
4.9		Form of Series A Warrant issued to investors in the April 2016 public offering(o)
4.10		Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering(o)
10.1		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(p)
10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(p)
10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(q)
10.4		Third Amendment to Lease, dated July 31, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)
10.5		Fourth Amendment to Lease, dated September 30, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(r)
10.6

Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(s)

10.7	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan as amended and restated effective August 30, 2012(t)
10.8	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan, effective August 27, 2015(u)
10.9	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan, effective August 28, 2015
10.10	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(v)
10.11	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(w)
10.12	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(x)
10.13		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007(y)
10.14		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated January 14, 2011(b)
10.15		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(z)
10.16		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(z)
10.17		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(z)

Exhibit Number		Description
10.18		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(aa)
10.19		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(w)
10.20		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(bb)
10.21		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(cc)
10.22		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(dd)
10.23		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(b)
10.24		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(ee)
10.25		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(ff)
10.26		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(gg)
10.27		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013(s)
10.28		Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014(hh)
10.29		Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014(ii)
10.30		Letter Agreement, dated September 16, 2014, between by and between Capstone Turbine Corporation and Wells Fargo Bank, NA(jj)
10.31		Thirteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014(kk)
10.32		Fourteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 10, 2015(ll)
10.33		Fifteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 2, 2015(mm)
10.34		Sixteenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2016
10.35	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(nn)
10.36	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(oo)
10.37	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(pp)
10.38	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(pp)
10.39	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(pp)

Exhibit Number		Description
10.40	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(z)
10.41	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(qq)
10.42	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(qq)
10.43	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(qq)
10.44	*	Form of Inducement Stock Option Agreement(rr)
10.45	*	Form of Inducement Restricted Stock Unit Agreement(rr)
10.46	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(gg)
10.47	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015(ll)
10.48	*	Consulting Agreement with Mark Gilbreth, dated April 1, 2013(s)
10.49		Underwriting Agreement dated May 1, 2014 by and between Capstone Turbine Corporation and Cowen and Company, LLC, as representative of the several underwriters(ss)
10.50	*	Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010(ll)
10.51		Sales Agreement, dated August 28, 2015, by and between Capstone Turbine Corporation and Cowen & Company, LLC(tt)
10.52		Underwriting Agreement dated April 19, 2016 by and between Capstone Turbine Corporation and Oppenheimer & Co. Inc., as representative of the several underwriters(o)
14.1		Code of Business Conduct(hh)
14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(hh)
21		Subsidiary List
23		Consent of KPMG LLP
24		Power of Attorney (included on the signature page of this Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
101.DEF		XBRL Definition Linkbase Document

*Management contract or compensatory plan or arrangement

(a)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).

(b)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (File No. 001-15957).

(c)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(d)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957).

(f)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(g)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(h)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 001-15957).

(i)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 6, 2012 (File No. 001-15957).

(j)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2016 (File No. 001-15957).

(k)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(l)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(m)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 2, 2014 (File No. 001-15957).

(n)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 5, 2014 (File No. 001-15957).

(o)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957).

(p)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).

(q)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(r)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 6, 2014 (File No. 001-15957).

(s)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).

(t)Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(u)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 15, 2015 (File No. 001-15957).

(v)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(w)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-15957).

(x)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).

(y)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(z)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(aa)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-15957).

(bb)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 1, 2010 (File No. 001-15957).

(cc)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 12, 2010 (File No. 001-15957).

(dd)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on March 25, 2011 (File No. 001-15957).

(ee)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 001-15957).

(ff)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 001-15957).

(gg)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).

(hh)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).

(ii)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957).

(jj)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 19, 2014 (File No. 001-15957).

(kk)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-15957).

(ll)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2015 (File No. 001-15957).

(mm)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-15957).

(nn)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).

(oo)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).

(pp)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(qq)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(rr)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).

(ss)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957).

(tt)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 28, 2015 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2016 and 2015	F-3
For the years ended March 31, 2016, 2015 and 2014:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Consolidated schedule for the years ended March 31, 2016, 2015 and 2014:
Schedule II—Valuation and Qualifying Accounts	F-32

Financial statement schedules not included in this Annual Report on Form 10‑K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Capstone Turbine Corporation:

We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Turbine Corporation and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capstone Turbine Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Los Angeles, California

June 9, 2016

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$11,704	$32,221
Restricted cash	5,002	—
Accounts receivable, net of allowances of $8,909 at March 31, 2016 and $11,041 at March 31, 2015	13,575	13,120
Inventories	16,126	23,097
Prepaid expenses and other current assets	2,636	3,063
Total current assets	49,043	71,501
Property, plant and equipment, net	3,537	3,523
Non-current portion of inventories	2,143	2,258
Intangible assets, net	941	1,337
Other assets	228	308
Total	$55,892	$78,927
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$13,187	$22,266
Accrued salaries and wages	1,880	2,113
Accrued warranty reserve	1,639	3,183
Deferred revenue	4,368	3,051
Revolving credit facility	9,459	12,953
Current portion of notes payable and capital lease obligations	361	407
Total current liabilities	30,894	43,973
Long-term portion of notes payable and capital lease obligations	74	89
Other long-term liabilities	184	161
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized, 23,857,516 shares issued and 23,753,873 shares outstanding at March 31, 2016; 16,590,058 shares issued and 16,527,264 shares outstanding at March 31, 2015	24	17
Additional paid-in capital	853,288	837,965
Accumulated deficit	(826,955)	(801,764)
Treasury stock, at cost; 103,643 shares at March 31, 2016 and 62,794 shares at March 31, 2015	(1,617)	(1,514)
Total stockholders’ equity	24,740	34,704
Total	$55,892	$78,927

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2016	2015	2014
Revenue:
Product, accessories and parts	$73,116	$104,710	$123,553
Service	12,095	10,751	9,552
Total revenue	85,211	115,461	133,105
Cost of goods sold:
Product, accessories and parts	61,866	88,531	103,434
Service	10,578	8,643	7,975
Total cost of goods sold	72,444	97,174	111,409
Gross margin	12,767	18,287	21,696
Operating expenses:
Research and development	10,152	9,679	9,029
Selling, general and administrative	27,106	39,517	27,981
Total operating expenses	37,258	49,196	37,010
Loss from operations	(24,491)	(30,909)	(15,314)
Other (expense) income	(40)	41	(20)
Interest expense	(640)	(548)	(712)
Change in fair value of warrant liability	—	—	10
Loss before income taxes	(25,171)	(31,416)	(16,036)
Provision for income taxes	20	117	220
Net loss	$(25,191)	$(31,533)	$(16,256)
Net loss per common share—basic and diluted	$(1.39)	$(1.92)	$(1.06)
Weighted average shares used to calculate basic and diluted net loss per common share	18,162	16,401	15,353

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2013	15,291,309	$15	$797,058	$(753,975)	51,935	$(1,212)	$41,886
Purchase of treasury stock	—	—	—	—	5,229	(118)	(118)
Vested restricted stock awards	20,400	—	—	—	—	—	—
Stock-based compensation	—	—	2,031	—	—	—	2,031
Exercise of stock options and employee stock purchases	17,881	—	479	—	—	—	479
Stock awards to Board of Directors	18,444	—	116	—	—	—	116
Issuance of common stock upon exercise of put option	236,250	1	5,953	—	—	—	5,954
Net loss	—	—	—	(16,256)	—	—	(16,256)
Balance, March 31, 2014	15,584,284	$16	$805,637	$(770,231)	57,164	$(1,330)	$34,092
Purchase of treasury stock	—	—	—	—	5,630	(184)	(184)
Vested restricted stock awards	29,137	—	—	—	—	—	—
Stock-based compensation	—	—	2,119	—	—	—	2,119
Exercise of stock options and employee stock purchases	17,143	—	320	—	—	—	320
Stock awards to Board of Directors	18,244	—	117	—	—	—	117
Warrants exercised	941,250	1	29,772	—	—	—	29,773
Net loss	—	—	—	(31,533)	—	—	(31,533)
Balance, March 31, 2015	16,590,058	$17	$837,965	$(801,764)	62,794	$(1,514)	$34,704
Purchase of treasury stock	—	—	—	—	40,849	(103)	(103)
Vested restricted stock awards	250,735	—	—	—	—	—	—
Stock-based compensation	—	—	2,406	—	—	—	2,406
Exercise of stock options and employee stock purchases	5,658	—	13	—	—	—	13
Stock awards to Board of Directors	92,520	—	164	—	—	—	164
Issuance of common stock, net of issuance costs	6,918,545	7	12,740	—	—	—	12,747
Net loss	—	—	—	(25,191)	—	—	(25,191)
Balance, March 31, 2016	23,857,516	$24	$853,288	$(826,955)	103,643	$(1,617)	$24,740

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(25,191)	$(31,533)	$(16,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,746	1,697	2,323
Amortization of deferred financing costs	172	196	223
Interest on restricted cash	(2)	—	—
Accounts receivable allowances	(1,459)	10,138	242
Inventory provision	1,925	2,810	1,509
Provision for warranty expenses	111	3,463	3,903
Net (gain) loss on disposal of equipment	27	(96)	225
Stock-based compensation	2,570	2,236	2,147
Change in fair value of warrant liability	—	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	1,021	4,761	(10,320)
Inventories	5,161	(7,125)	(784)
Prepaid expenses and other current assets	314	(1,075)	470
Accounts payable and accrued expenses	(8,317)	(5,960)	4,475
Accrued salaries and wages and long term liabilities	(210)	321	90
Accrued warranty reserve	(1,655)	(3,245)	(3,237)
Deferred revenue	1,317	394	(432)
Net cash used in operating activities	(22,470)	(23,018)	(15,432)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(1,513)	(1,606)	(1,179)
Net cash used in investing activities	(1,513)	(1,606)	(1,179)
Cash Flows from Financing Activities:
Net (repayments of) proceeds from revolving credit facility	(3,494)	(275)	(248)
Changes in restricted cash	(5,000)	—	—
Repayment of notes payable and capital lease obligations	(697)	(647)	(415)
Net proceeds from (cash used in) employee stock-based transactions	(91)	136	362
Net proceeds from equity issuances	12,748	29,772	5,954
Net cash provided by financing activities	3,466	28,986	5,653
Net increase (decrease) in Cash and Cash Equivalents	(20,517)	4,362	(10,958)
Cash and Cash Equivalents, Beginning of Year	32,221	27,859	38,817
Cash and Cash Equivalents, End of Year	$11,704	$32,221	$27,859
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$473	$354	$506
Income taxes	$24	$129	$246
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$28	$154	$7
Renewal of insurance contracts which was financed by notes payable	$477	$447	$491
Acquisition of property and equipment in consideration for the issuance of a note payable	$101	$418	$158

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

The Company has incurred significant operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. To date, the Company has funded its activities primarily through private and public equity offerings. This Annual Report on Form 10‑K (this “Form 10‑K”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to be negatively impacted by the softness of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and Middle East. The Company’s net loss from operations for the Fiscal years ended 2016, 2015 and 2014 was $24.5 million, $30.9 million and $15.3 million, respectively. Management believes that the Company will make progress on its path to profitability by improving its net loss from operations through lowering its operating costs and the continued development of other geographical and vertical markets. The Company’s cash and cash equivalents as of March 31, 2016 and 2015 were $11.7 million ($16.7 million when combined with restricted cash related to the line of credit (the “Credit Facility”)) with Wells Fargo Bank, National Association (“Wells Fargo”) and $32.2 million, respectively. See Note 11—Revolving Credit Facility for discussion of the Credit Facility. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $7.2 million and $19.3 million as of March 31, 2016 and March 31, 2015, respectively. Although the Company realized working capital improvements during Fiscal 2016 because of a reduction in finished goods inventory, the Company’s working capital requirements for Fiscal 2016 were higher than planned, primarily as a result of lower than expected revenue, slower collection of accounts receivable and lower than anticipated inventory turns. Additionally, the Company has an at-the-market offering program in place pursuant to which the Company may offer and sell, from time to time after the lock up period at its sole discretion, shares of its common stock. See Note 9— Underwritten and Registered Direct Placement of Common Stock for disclosure with respect to the at-the-market offering program. The Company completed an underwritten public offering on April 22, 2016 in which it sold shares of common stock. See Note 15— Subsequent Events for discussion with respect to this public offering. In connection with this underwritten public offering, the Company is subject to a lock up with respect to the at-the-market offering program that expires in September 2016.

Based on management’s projections, free cash of approximately $7.2 million (cash, cash equivalents and restricted cash less amounts outstanding under the Credit Facility) and net proceeds of approximately $13.1 million from the April 22, 2016 underwritten public offering are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If revenue is less than management’s projections, management has the ability to reduce expenses to extend its liquidity to provide adequate resources for a similar period of time. In addition, management has the ability to manage certain operating assets and liabilities, specifically the procurement of inventory and timing of payments of accounts payable, capital expenditures and certain operating expenses depending on the results of its operations to preserve its cash and cash equivalents.

If revenue declines at a greater rate than contemplated above or if management cannot reduce expenses to offset the lower revenue and extend its liquidity, the Company would need additional financing. Until such time as the Company can generate positive cash flows from operations, the Company likely will continue to have a need for additional capital. The Company may seek to raise funds by selling additional securities after the lock up period (through the at-the-market offering discussed above or some other offering) to the public or to selected investors or by obtaining

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional debt financing.  There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans (including raising funds through the at-the-market offering program after the lock up period and maintaining availability under its Credit Facility) or obtain additional financing that may be needed, the Company may need to significantly reduce its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 6, 2015, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share, effective as of 4:30 p.m. Eastern Standard Time on the filing date. For purposes of presentation, all share and per share information and instruments outstanding under stock plans contained in this report on Form 10-K has been retroactively adjusted to reflect the reverse stock split.

The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, Capstone Turbine Singapore Pte., Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

2. Summary of Significant Accounting Policies

Reclassifications  For the year ended March 31, 2016, the Company has separately reported revenue and cost of goods sold for product, accessories and parts from service revenue. Such amounts have been reported for the years ended March 31, 2015 and 2014.

Cash Equivalents  The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents.

Fair Value of Financial Instruments  The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, revolving credit facility and notes payable approximate fair market value based on their short‑term nature. See Note 10—Fair Value Measurements, for disclosure regarding the fair value of other financial instruments.

Accounts Receivable  Trade accounts receivable are recorded at the invoiced amount and are typically non‑interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances.

Inventories  The Company values inventories at first in first out (“FIFO”) basis and lower of cost or market. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company’s products. All inventories expected to be used in more than one year are classified as long-term. During Fiscal 2016, we recorded an allowance of approximately $0.8 million for slow-moving inventory in relation to our TA100 product line. Inventory charges increased approximately $1.0 million during Fiscal 2015 compared to Fiscal 2014 primarily as a result of an allowance for slow-moving inventory related to the waste heat recovery generators.

Depreciation and Amortization  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Leasehold improvements are

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized over the lease term or the estimated useful lives of the assets, whichever is shorter. Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method with the exception of the backlog of 100 kW microturbines (“TA100”) acquired from Calnetix Power Solutions, Inc. (“CPS”). Purchased backlog is amortized based on unit sales and presented as a component of cost of goods sold.

Long-Lived Assets  The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write‑down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2016 and as a result,  approximately $0.1 million of purchased TA100 backlog was written off to align with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. See Note 5—Intangible Assets.

Deferred Revenue  Deferred revenue consists of deferred product and service revenue and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company’s revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

Revenue  The Company’s revenue consists of sales of products, parts, accessories and service, which includes a comprehensive Factory Protection Plan (“FPP”), net of discounts. Capstone’s distributors purchase products, parts and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post‑commissioning repair and maintenance service. The Company’s standard terms of sales to distributors and direct end‑users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post‑shipment performance obligations by Capstone except for warranties provided on the products and parts sold.

Revenue from the sale of products, parts and accessories is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Assuming all other revenue recognition criteria have been met, if it is determined that collection is not reasonably assured, revenue will not be recognized until collectability is reasonably assured, which is generally upon receipt of payment. Management’s estimates regarding the collectability of a particular sale may impact the timing of actual revenue recognized each period.

Service performed by the Company has consisted primarily of time and materials based contracts. The time and materials contracts are usually related to out‑of‑warranty units. Service revenue derived from time and materials contracts is recognized as the service is performed. The Company also provides maintenance service contracts to customers of its existing installed base. The maintenance service contracts are agreements to perform certain services to maintain a product for a specified period of time. Service revenue derived from maintenance service contracts is recognized on a straight‑line basis over the contract period.

Warranty  The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Research and Development (“R&D”)  The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. Total offsets to R&D expenses amounted to $0.2 million, $0.5 million and $1.4 million for the years ended March 31, 2016, 2015 and 2014, respectively.

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

Risk Concentrations  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2016, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $16.5 million as of March 31, 2016. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 15%, 17% and 12% of our revenue for the years ended March 31, 2016, 2015 and 2014, respectively. Sales to E‑Finity Distributed Generation, LLC (“E‑Finity), one of the Company’s domestic distributors, accounted for 11% and 19% of our revenue for the years ended March 31, 2016 and 2014. Sales to Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, accounted for 10% of revenue for the year ended March 31, 2016. Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors,  accounted for 10% of revenue for the year ended March 31, 2016. Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, accounted for 2%, 11% and 17% of our revenue for the years ended March 31, 2016, 2015 and 2014, respectively. Additionally, DTC, Optimal, Reliable Secure Power Systems, one of the Company’s domestic distributors (“RSP”), and Regale Energy Zrt, the Company’s Hungarian distributor (“Regale”), accounted for 28%, 11%, 10% and 10%, respectively, of net accounts receivable as of March 31, 2016. Optimal accounted for 17% of net accounts receivable as of March 31, 2015.

During the three months ended March 31, 2015, the Company recorded approximately $7.1 million with respect to the accounts receivable allowance from BPC. The Company determined that the collectability of this accounts receivable balance was not reasonably assured based on BPC’s payment history and because the impact of the recent steep decline of the Russian ruble could continue to negatively impact its ability to pay its outstanding accounts receivable balance. During the three months ended September 30, 2014, the Company recorded approximately $2.6 million with respect to the accounts receivable balance from Electro Mecanique Industries (“EMI”), one of the Company’s distributors in the Middle East and Africa. The Company determined that the collectability of this accounts receivable balance was not reasonably assured based on EMI’s payment history. The Company recorded bad debt

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recovery of approximately $1.5 million for the year ended March 31, 2016. The Company recorded bad debt expense of approximately $10.1 million and $0.2 million for the years ended March 31, 2015 and 2014, respectively.

Certain components of the Company’s products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing, which would affect operating results adversely.

Estimates and Assumptions  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accounting for accounts receivable allowances, stock‑based compensation, inventory write‑downs, valuation of long‑lived assets including intangible assets with finite lives, product warranties, income taxes and other contingencies. Actual results could differ from those estimates.

Net Loss Per Common Share  Basic loss per common share is computed using the weighted‑average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2016, 2015 and 2014 were 0.5 million, 0.7 million and 0.7 million, respectively. Outstanding restricted stock units at March 31, 2016, 2015 and 2014 were 0.3 million, 0.1 million and 0.1 million, respectively. All per-share amounts and the Company’s shares outstanding for all periods have been retroactively adjusted to reflect the Company’s 1-for-20 reverse stock split, which was effective November 6, 2015.

Stock‑Based Compensation  Options or stock awards are recorded at their estimated fair value at the measurement date. The Company recognizes compensation cost for options and stock awards that have a graded vesting schedule on a straight‑line basis over the requisite service period for the entire award.

Segment Reporting  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2016	2015	2014
United States	$36,667	$48,890	$58,432
Mexico	11,598	14,468	8,956
All other North America	318	331	196
Total North America	48,583	63,689	67,584
Russia	1,828	12,978	23,216
All other Europe	14,513	15,707	17,820
Total Europe	16,341	28,685	41,036
Asia	7,643	9,257	10,728
Australia	8,557	8,832	5,275
All other	4,087	4,998	8,482
Total Revenue	$85,211	$115,461	$133,105

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended March 31,
	2016	2015	2014
C30	$1,815	$4,804	$5,623
C65	12,291	30,118	29,107
TA100	—	318	460
C200	3,884	7,120	14,754
C600	6,194	5,848	10,374
C800	8,058	8,319	10,127
C1000	25,877	32,685	38,141
Waste heat recovery generator	—	155	180
Unit upgrades	281	—	—
Total from Microturbine Products	58,400	89,367	108,766
Accessories and Parts	14,716	15,343	14,787
Total Product, Accessories and Parts	73,116	104,710	123,553
Service	12,095	10,751	9,552
Total Revenue	$85,211	$115,461	$133,105

Substantially all of the Company’s operating assets are in the United States.

Recent Accounting Pronouncements In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential impact the new standard will have on its financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the potential impact the new standard will have on its financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The adoption of this standard would result in the reclassification of debt issuance costs from prepaid expenses and other current assets to the amount outstanding under the Credit Facility. The net amount of such costs at March 31, 2016 was approximately $0.1 million.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3. Inventories

Inventories are valued on a FIFO basis and lower of cost or market and consisted of the following as of March 31, 2016 and 2015 (in thousands):

	2016	2015
Raw materials	$16,539	$19,955
Work in process	554	—
Finished goods	1,176	5,400
Total	18,269	25,355
Less non-current portion	(2,143)	(2,258)
Current portion	$16,126	$23,097

The non‑current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non‑current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non‑current portion of inventories on hand as of March 31, 2016 is 1.7 years. The Company

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expects to use the non‑current portion of the inventories on hand as of March 31, 2016 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,672
25 to 36 months	417
37 to 48 months	54
Total	$2,143

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015	Estimated Useful Life
Machinery, rental equipment, equipment, automobiles and furniture	$19,016	$20,873	2 - 10 years
Leasehold improvements	9,855	9,760	10 years
Molds and tooling	2,824	3,722	2 - 5 years
	31,695	34,355
Less, accumulated depreciation	(28,158)	(30,832)
Total property, plant and equipment, net	$3,537	$3,523

Depreciation expense for property, plant and equipment was $1.3 million, $1.2 million and $1.8 million for the years ended March 31, 2016, 2015 and 2014, respectively.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2016
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,635	$65
Technology	10 years	2,240	1,381	859
Backlog	Various	490	473	17
Trade name & Parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$8,196	$7,255	$941

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2015
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,585	$115
Technology	10 years	2,240	1,157	1,083
Backlog	Various	490	351	139
Trade name & Parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$8,196	$6,859	$1,337

Amortization expense for the intangible assets was $0.4 million, $0.5 million and $0.5 million for each of the years ended March 31, 2016, 2015 and 2014. Included in amortization expense for the three months ended March 31, 2016, is approximately $0.1 million of purchased TA100 backlog that was written off to align with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers.

Expected future amortization expense of intangible assets as of March 31, 2016 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2017	$288
2018	242
2019	224
2020	187
2021	—
Thereafter	—
Total expected future amortization	$941

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per‑unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $35,000, $71,100, and $83,000 were earned by Solar for the years ended March 31, 2016, 2015 and 2014, respectively. Earned royalties of approximately $35,000 and $19,300 were unpaid as of March 31, 2016 and 2015, respectively, and are included in accrued expenses in the accompanying balance sheets.

6. Accrued Warranty Reserve

Changes in the accrued warranty reserve are as follows as of March 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance, beginning of the period	$3,183	$2,965	$2,299
Standard warranty provision	127	3,516	2,857
Changes for accrual related to reliability repair programs	(16)	(53)	1,046
Deductions for warranty claims	(1,655)	(3,245)	(3,237)
Balance, end of the period	$1,639	$3,183	$2,965

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Deferred Revenue

Changes in deferred revenue are as follows as of March 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
FPP Balance, beginning of the period	$2,491	$2,061	$1,412
FPP Billings	11,419	9,773	7,689
FPP Revenue recognized	(10,981)	(9,343)	(7,040)
Balance attributed to FPP contracts	2,929	2,491	2,061
Deposits	1,439	560	596
Deferred revenue balance, end of the period	$4,368	$3,051	$2,657

Deferred revenue attributed to FPP contracts represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

8. Income Taxes

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes for the year ended March 31, 2016 was $20,000, which was related to state income and foreign taxes. The Company did not have current federal income taxes for the year ended March 31, 2016.

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Federal income tax at the statutory rate	$(8,558)	$(10,681)	$(5,452)
State taxes, net of federal effect	(250)	(671)	(93)
Foreign taxes	109	33	134
R&D tax credit	(451)	(392)	37
Impact of state rate change	478	(2,627)	492
Warrant liability	—	—	(3)
Expiring NOL	3,058	3,865	1,543
Valuation allowance	5,596	10,583	3,614
Excess tax benefit—stock compensation	—	—	—
Other	38	7	(52)
Income tax expense (benefit)	$20	$117	$220

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2016 and 2015 (in thousands):

	2016	2015
Deferred tax assets:
Inventories	$2,903	$3,323
Warranty reserve	616	1,217
Bad debt reserve	3,350	4,223
Deferred revenue	1,101	953
Net operating loss (“NOL”) carryforwards	226,007	218,826
Tax credit carryforwards	19,411	18,860
Depreciation, amortization and impairment loss	3,045	3,231
Other	4,212	5,154
Deferred tax assets	260,645	255,787
Valuation allowance for deferred tax assets	(252,349)	(246,753)
Deferred tax assets, net of valuation allowance	8,296	9,034
Deferred tax liabilities:
Federal benefit of state taxes	(8,296)	(9,034)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for Fiscal 2016, 2015 and 2014 was $5.6 million, $10.6 million and $3.6 million, respectively.

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2016 were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL	$652,385	2018 - 2035
State NOL	$180,610	2016 - 2035
Federal tax credit carryforwards	$9,940	2018 - 2035
State tax credit carryforwards	$9,471	Indefinite

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

Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder (“Disqualifying Dispositions”) provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $27.7 million of the Company’s federal and state NOL carryforwards as of March 31, 2016 were generated by Disqualifying Dispositions of stock options and exercises of nonqualified stock options. In accordance with the reporting requirements under ASC 718, we did not include approximately $9.7 million of excess windfall tax benefits resulting from stock option exercises as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to those windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carry forwards excluded under ASC 718 was approximately $9.7 million at March 31, 2016. When realized, those excess windfall tax benefits are credited to additional paid-in capital.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Codification (“ASC”) 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2016 and 2015 was $2.7 million and $2.6 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2016 or March 31, 2015. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2016 and March 31, 2015 was $2.7 million and $2.6 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2016 and 2015 was $9.9 million and $9.5 million, and $9.7 million and $9.2 million, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2013	$2,418
Gross decrease related to prior year tax positions	(93)
Gross increase related to prior year tax positions	1
Gross increase related to current year tax positions	115
Lapse of statute of limitations	—
Balance at March 31, 2014	$2,441
Gross increase related to prior year tax positions	11
Gross increase related to current year tax positions	112
Lapse of statute of limitations	—
Balance at March 31, 2015	$2,564
Gross increase related to prior year tax positions	13
Gross increase related to current year tax positions	124
Lapse of statute of limitations	—
Balance at March 31, 2016	$2,701

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2011. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company’s evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2016. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

9. Stockholders’ Equity

The Company effected a 1-for-20 reverse stock split of its outstanding common stock effective November 6, 2015. The reverse stock split did not change the authorized number of shares or par value of the Company’s common stock or preferred stock, but did effect a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock and performance restricted stock units, and the number of shares of common stock eligible for issuance. All per-share amounts and the Company’s shares outstanding for all periods have been retroactively adjusted to reflect the reverse split.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes, by statement of operations line item, stock-based compensation expense for the years ended March 31, 2016, 2015 and 2014 (in thousands):

	Fiscal Year
	Ended March 31,
	2016	2015	2014
Cost of goods sold	$325	$113	$43
Research and development	74	328	562
Selling, general and administrative	2,171	1,795	1,542
Stock-based compensation expense	$2,570	$2,236	$2,147

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. In August 2015, the Board of Directors adopted and the shareholders approved an amendment to the 2000 Plan. The amendment includes an increase of 450,000 shares of common stock available under the 2000 Plan. As of March 31, 2016, there were 257,473 shares available for future grants under the 2000 Plan.

Stock Options

The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. Stock based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock - based compensation recognized is reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for fiscal year ended March 31, 2016, is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2015	658,170	$25.57
Granted	29,225	$12.80
Exercised	—	$—
Forfeited, cancelled or expired	(219,764)	$38.76
Options outstanding at March 31, 2016	467,631	$22.68	2.7	—
Options fully vested at March 31, 2016	467,631	$22.68	2.7	—
Options exercisable at March 31, 2016	459,770	$22.67	2.8	—

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Black-Scholes Model Valuation Assumptions

The Company calculated the estimated fair value of each stock option on the date of grant using the Black Scholes valuation method and the following weighted average assumptions:

	Fiscal Year Ended
	March 31,
	2016	2015	2014
Risk-free interest rates	1.5%	1.8%	0.9%
Expected lives (in years)	5.7	5.7	5.7
Dividend yield	—%	—%	—%
Expected volatility	59.0%	77.0%	77.3%
Weighted average grant date fair value of options granted during the period	$6.84	$18.80	$12.00

The Company’s computation of expected volatility for the fiscal years ended March 31, 2016, 2015 and 2014 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.

The following table provides additional information on stock options for the Company’s fiscal years ended March 31, 2016, 2015 and 2014:

	Fiscal Year
	Ended March 31,
	2016	2015	2014
Stock option compensation expense (in thousands)	$1,248	$1,071	$1,117
Cash received for exercise price (in thousands)	$—	$302	$464
Intrinsic value (in thousands)	$—	$129	$225
Weighted average grant date fair value of options exercised during the period	$—	$26.75	$39.96

During the fiscal year ended March 31, 2016, the Company’s executive management team voluntarily agreed to cancel and terminate a total of 65,508 unvested stock options that had been previously issued to them. There was approximately $0.7 million of total compensation cost related to the cancellation of these stock options recorded during the fiscal year ended March 31, 2016. There were no unvested stock option awards as of March 31, 2016.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-employee directors vest one year after the issuance date. The following table outlines the restricted stock and performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2015	93,383	$23.76
Granted	234,046	3.86
Vested and issued	(37,530)	24.28
Forfeited	(33,112)	16.15
Nonvested restricted stock units outstanding at March 31, 2016	256,787	6.53
Restricted stock units expected to vest beyond March 31, 2016	256,776	$6.52

The following table provides additional information on restricted stock units for the Company’s fiscal years ended March 31, 2016, 2015 and 2014:

	Fiscal Year Ended
	March 31,
	2016	2015	2014
Restricted stock compensation expense (in thousands)	$891	$1,048	$914
Aggregate fair value of restricted stock units vested and issued (in thousands)	$346	$1,206	$806
Weighted average grant date fair value of restricted stock units granted during the period	$3.34	$26.50	$21.90

As of March 31, 2016, there was approximately $1.0 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.8 years.

PRSU activity is included in the above restricted stock units tables. In May 2014, the Compensation Committee of the Company’s Board of Directors approved the new Performance Restricted Stock Unit Program, which is applicable to certain senior employees. During Fiscal 2016, the Compensation Committee granted 10,000 PRSUs to the Chief Executive Officer under the 2000 Plan. The Chief Executive Officer is the only participant for Fiscal 2016. For the first year of the program, the PRSU grant for the Chief Executive Officer is broken out into two performance measurement periods. The first performance measurement period began on April 1, 2015 and will end on March 31, 2017; the second performance measurement period has a three-year term that began on April 1, 2015 and will end on March 31, 2018. Any earned PRSU awards will vest 50% after the end of the applicable performance measurement period and 50% one year thereafter.

The weighted average per share grant date fair value of PRSUs granted during the fiscal year ended March 31, 2016 was $15.50. Based on our assessment as of March 31, 2016, the PRSU threshold for the first performance measurement likely will not be met and as a result no compensation expense was recorded or recognized during Fiscal 2016. Compensation expense, if any, will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issues restricted stock awards under the 2000 Plan to employees and non-employee directors. During the fiscal year ended March 31, 2016 the Company granted stock awards in lieu of cash to employees for variable

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation. During the fiscal years ended March 31, 2016, 2015 and 2014 the Company granted stock awards to non-employee directors  who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock awards activity for the Company’s fiscal years ended March 31, 2016, 2015 and 2014:

	Fiscal Year
	Ended March 31,
	2016	2015	2014
Non-employee director stock awards compensation expense (in thousands)	$431	$117	$116
Non-employee director deferred stock awards granted	305,725	5,964	4,580
Weighted average grant date fair value of restricted stock awards granted during the period	$1.41	$19.76	$25.26

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

2000 Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 70,000 shares may be issued pursuant to the exercise of purchase rights. The Purchase Plan will continue by its terms through June 30, 2020, unless terminated sooner. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question. During the fiscal years ended March 31, 2016, 2015 and 2014, the Company issued a total of 5,658 shares, 1,031 shares and 615 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the Purchase Plan. As of March 31, 2016, there were 14,820 shares available for future grant under the Purchase Plan.

Grants outside of the 2000 Plan

As of March 31, 2016, the Company had outstanding 148,229 non-qualified common stock options and 2,343 restricted stock units issued outside of the 2000 Plan. The Company granted 12,500 of these stock options during Fiscal 2015, 142,500 of these stock options prior to Fiscal 2015 and 2,343 of these restricted stock units during Fiscal 2015 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

Outside of 2000 Plan	Options	RSUs
Executive Vice President and Chief Executive Officer	100,000	—
Executive Vice President of Sales and Marketing	42,500	—
Vice President of Operations	5,729	2,343
Outstanding stock outside of 2000 Plan	148,229	2,343

Although the options and restricted stock units were not granted under the 2000 Plan, they are governed by terms and conditions identical to those under the 2000 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years.

Stockholder Rights Plan

On May 6, 2016, the Company entered into Amendment No. 5 (the “Amendment”) to the Rights Agreement, dated as of July 7, 2005, as amended by Amendment No. 1, dated as of July 3, 2008, Amendment No. 2, dated as of June 9, 2011, Amendment No. 3, dated as of July 1, 2014 and Amendment No. 4, dated as of August 5, 2014, (the “Original Rights Agreement”) between the Company and Computershare Inc.

The Amendment accelerated the expiration of the Company’s preferred share purchase rights (the “Original Rights”) from 5:00 p.m., California time, on the 30 day after the Company’s 2017 annual meeting of stockholders to 5:00 p.m., California time, on May 6, 2016, and had the effect of terminating the Original Rights Agreement on that date. At the time of the termination of the Original Rights Agreement, all of the Original Rights distributed to holders of the Company’s common stock pursuant to the Original Rights Agreement expired.

On May 6, 2016, the Company entered into a rights agreement (the “NOL Rights Agreement”) with Computershare Inc., as rights agent. In connection with the NOL Rights Agreement, the Company’s Board of Directors authorized and declared a dividend distribution of one preferred stock purchase right (a “New Right”) for each share of the Company’s common stock authorized and outstanding. Each New Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $8.76 per unit, subject to adjustment. The description and terms of the New Rights are set forth in the NOL Rights Agreement.

The purpose of the NOL Rights Agreement is to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets (collectively, “Tax Benefits”) to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company’s experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986. A company generally experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Internal Revenue Code of 1986, increases by more than 50 percentage points over a rolling three-year period. The NOL Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change under Section 382 of the Internal Revenue Code of 1986 by (i) discouraging any person or group from becoming a 4.99% shareholder and (ii) discouraging any existing 4.99% shareholder from acquiring additional shares of the Company’s stock.

The New Rights will not be exercisable until the earlier to occur of (i) the close of business on the tenth business day after a public announcement or filing that a person has, or group of affiliated or associated persons or persons acting in concert have, become an “Acquiring Person,” which is defined as a person or group of affiliated or associated persons or persons acting in concert who, at any time after the date of the NOL Rights Agreement, have acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the Company’s outstanding shares of common stock, subject to certain exceptions or (ii) the close of business on the tenth business day after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Certain synthetic interests in securities created by derivative positions, whether or not such interests are considered to be ownership of the underlying common stock or are reportable for purposes of Regulation 13D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are treated as beneficial ownership of the number of shares of common stock equivalent to the economic exposure created by the derivative position, to the extent actual shares of the common stock are directly or indirectly held by counterparties to the derivatives contracts.

The New Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) May 6, 2019 or such later day as may be established by the Board of Directors prior to the expiration of the New Rights,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the New Rights are redeemed pursuant to the NOL Rights Agreement; (iii) the time at which the New Rights are exchanged pursuant to the NOL Rights Agreement; (iv) the time at which the New Rights are terminated upon the occurrence of certain transactions; (v) the close of business on the first day after the Company’s 2017 annual meeting of stockholders, if approval by the stockholders of the Company of the NOL Rights Agreement has not been obtained on or prior to the close of business on the first day after the Company’s 2017 annual meeting of stockholders; (vi) the close of business on the effective date of the repeal of Section 382 of the Internal Revenue Code of 1986, if the Board of Directors determines that the NOL Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board of Directors determines that no Tax Benefits are available to be carried forward.

Each share of Series B Junior Participating Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) an amount equal to 1,000 times the dividend declared per share of common stock. Each share of Series B Junior Participating Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of common stock are converted or exchanged, each share of Series B Junior Participating Preferred Stock will be entitled to receive 1,000 times the amount received per one share of common stock.

At-the-Market Offering Program and Underwritten Offering of Common Stock

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. In connection with the April 2016 underwritten public offering, the Company is subject to a lock up with respect to the at-the-market offering program that expires in September 2016. As of March 31, 2016, 6.9 million shares of the Company’s common stock were sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $12.7 million.

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

On October 31, 2013, an unsolicited exercise of warrants to purchase 4.7 million shares resulted in proceeds of approximately $6.0 million. Effective October 31, 2013, all then outstanding warrants expired.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2015 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2016
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$3,002	$3,002	$—	$—
Restricted Cash	$5,002	$5,002	$	$

Cash equivalents includes cash held in money market and U.S. Treasury Funds at March 31, 2016.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2015 and are categorized using the fair value hierarchy (in thousands):

Fair Value Measurements at March 31, 2015
Quoted Prices in
		Quoted Prices in	Active Markets for	Significant
		Active Markets for	for	Unobservable
		Identical Assets	Identical Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$13,737	$13,737	$—	$—

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	As of		As of
	March 31, 2016		March 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$9,459	$9,459	$12,953	$12,953

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

Fiscal Year Ended
March 31, 2014
Risk-free interest rates range	0.1% to 0.2%
Contractual term (in years)	0.5 years to 1.2 years
Expected volatility range	37.2% to 65.8%

The Company has issued common stock warrants at times in the past and recently issued common stock warrants in its April 2016 underwritten public offering; however, no warrants were outstanding as of March 31, 2016. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

11. Revolving Credit Facility

The Company maintains two Credit and Security Agreements, as amended (the “Credit Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Credit Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non‑revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Credit Agreements will terminate in accordance with its terms on September 1, 2017 and the other one will terminate on September 30, 2017.

The Credit Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Credit

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $8.1 million as of March 31, 2016, and (iii) limitations on the Company’s annual capital expenditures. The Credit Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

Several times since entering into the Credit Agreements the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Credit Agreements in response to the default and waiver. The following summarizes the recent events, amendments and waivers:

•

As of March 31, 2015, the Company determined that it was not in compliance with the financial covenant contained in the amended Credit Agreements regarding the Company’s annual net income for Fiscal 2015. On June 10, 2015, the Company received from Wells Fargo a waiver of such noncompliance, and the Company and Wells Fargo entered into an amendment to the Credit Agreements which set the financial covenants for Fiscal 2016. As a condition of the amended Credit Agreements, the Company has restricted $5.0 million of cash equivalents effective June 10, 2015 as additional security for the Credit Facility.

•

As of September 30, 2015, the Company determined that it was not in compliance with a financial covenant contained in the amended Credit Agreements regarding the Company’s net income for six months ended September 30, 2015. On November 2, 2015, the Company received from Wells Fargo a waiver of such noncompliance and entered into an amendment to amend the financial covenants regarding net income for the remainder of Fiscal 2016.

•	On June 7, 2016, the Company and Wells Fargo entered into an amendment to the Credit Agreements which set the financial covenants for Fiscal 2017.

If the Company had not obtained the waivers and amended the Credit Agreements as described above, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Credit Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance. Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Credit Agreements for at least the next twelve months. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of compliance from Wells Fargo.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter-Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate was 4.4% and 4.0% at March 31, 2016 and March 31, 2015, respectively.

The Company is also required to pay an annual unused line fee of one‑quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2016 and March 31, 2015, $9.5 million and $13.0 million in borrowings were outstanding, respectively, under the Credit Facility. As of March 31,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016, approximately $9.0 million was available for additional borrowing. Interest expense related to the Credit Facility during the year ended March 31, 2016 was $0.5 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the year ended March 31, 2015 was $0.7 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the year ended March 31, 2014 was $0.7 million, which includes $0.1 million in amortization of deferred financing costs.

12. Commitments and Contingencies

Purchase Commitments

As of March 31, 2016, the Company had firm commitments to purchase inventories of approximately $23.8 million through Fiscal 2019. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non‑cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five‑year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long‑term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.2 million as each of March 31, 2016 and 2015. Rent expense was approximately $2.5 million, $2.4 million and $2.3 million for the years ended March 31, 2016, 2015 and 2014, respectively.

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

On March 28, 2013, the Company and Prologis, L.P., formerly known as AMB Property, L.P., entered into a third amendment (the “Van Nuys Amendment”) to the Lease Agreement dated September 25, 2000, for leased premises used by the Company for engineering testing and manufacturing located in Van Nuys, California. The Van Nuys Amendment extends the term of the Lease Agreement from December 31, 2012 to December 31, 2017. The Van Nuys

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amendment also adjusts the monthly base rent payable by the Company under the Lease Agreement to the following: $60,000 per month from January 1, 2013 through June 30, 2015 and $65,000 per month from July 1, 2015 through December 31, 2017.

At March 31, 2016, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2017	$1,927
2018	1,713
2019	1,158
2020	642
2021	111
Thereafter	474
Total minimum lease payments	$6,025

Other Commitments

In September 2010, the Company was awarded a grant from the DOE for the research, development and testing of a more efficient microturbine CHP system. Part of the improved efficiency will come from an improved microturbine design, with a projected electrical efficiency of 42% and power output of 370 kW. The contract was over a five-year period and was completed in September 2015. The project was estimated to cost approximately $11.7 million. The DOE will contribute $5.0 million toward the project, of which $4.2 million was allocated to the Company, and the Company will incur approximately $6.7 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $4.2 million through September 30, 2015, the date on which the contract was completed.

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2016, no significant inventories were held at distributors.

Legal Matters

Federal Securities Class Action

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015. Defendants’ motion to dismiss the Consolidated Amended Complaint is due June 17, 2016. The Company has not recorded any liability as of March 31, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.  On May 10, 2016, the Court entered that proposed order, and scheduled a status conference for August 24, 2016.

On May 25, 2016, we received a pre-filing copy of a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., purportedly to be filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms.

Federal Derivative Lawsuit

On March 7, 2016, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors under the following caption:  Haber v. Jamison, et al., No. CV16-01569-DMG (RAOx).  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint asserts a cause of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms.  On May 11, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.  On May 13, 2016, the Court entered that proposed order.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit‑sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company has been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.3 million for each of the years ended March 31, 2016, 2015 and 2014.

14. Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. Carrier earned $1.2 million, $1.6 million and $2.8 million in royalties for C200 and C1000 Series system sales during the year ended March 31, 2016, 2015 and 2014, respectively. Earned royalties of $0.2 million and $0.4 million were unpaid as of March 31, 2016 and March 31, 2015, respectively, and are included in accrued expenses in the accompanying balance sheets.

15. Subsequent Events

On May 9, 2016, the Company announced that its Board of Directors adopted a Net Operating Loss (“NOL”) Shareholder Rights Agreement (the “NOL Rights Plan”) designed to preserve its substantial tax assets. At March 31, 2016, we had federal and state net operating loss carryforwards of approximately $652 million and $181 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. In connection with the adoption of the NOL Rights Plan, Capstone also entered into Amendment No. 5 (the “Amendment”) to the rights agreement, dated as of July 7, 2005, as amended (the “Original Rights Agreement”), between the Company and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC. The Amendment accelerates the expiration of the Company’s preferred share purchase rights under the Original Rights Agreement from 5:00 p.m., California time, on the 30th day after the Company’s 2017 annual meeting of stockholders to 5:00 p.m., California time, on May 6, 2016, and has the effect of terminating the Original Rights Agreement. Upon the termination of the Original Rights Agreement, all of the preferred share purchase rights distributed to holders of the Company’s common stock pursuant to the Original Rights Agreement expired.

On April 19, 2016, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. as the sole book-running manager, and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, as the co-manager, related to the public offering of 2.7 million shares of our common stock and pre-funded Series B warrants to purchase up to 5.5 million shares of common stock, which were offered in lieu of common stock to those purchasers whose purchase of common stock in the offering otherwise would result in the purchaser beneficially owning more than 4.99% of the Company’s outstanding common stock following the completion of the offering. Also included in the offering were Series A warrants to purchase 4.1 million shares of common stock. Every two shares of common stock were sold with one Series A Warrant to purchase one share of common stock at a collective negotiated price of $3.50. Every two Series B Warrants were sold with one Series A Warrant to purchase one share of common stock at a collective negotiated price of $3.48. The net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $13.1 million. The offering closed on April 22, 2016.

SCHEDULE II

CAPSTONE TURBINE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2016, 2015 and 2014

(In thousands)

Accounts Receivable Allowances:
Balance, March 31, 2013	$2,142
Additions charged to costs and expenses	242
Deductions	(138)
Balance, March 31, 2014	$2,246
Additions charged to costs and expenses	10,138
Deductions	(1,343)
Balance, March 31, 2015	$11,041
Additions charged to costs and expenses	(1,459)
Deductions	(673)
Balance, March 31, 2016	$8,909

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: June 9, 2016	By:	/s/ Jayme L. Brooks
Jayme L. Brooks Chief Financial Officer & Chief Accounting Officer (Principal Financial and Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute Darren R. Jamison and Jayme L. Brooks, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Annual Report on Form 10‑K and any and all amendments to said Form 10‑K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10‑K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	June 9, 2016
Darren R. Jamison

/s/ Jayme L. Brooks	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	June 9, 2016
Jayme L. Brooks

/s/ Gary D. Simon	Chairman of the Board of Directors	June 9, 2016
Gary D. Simon

/s/ Richard K. Atkinson	Director	June 9, 2016
Richard K. Atkinson

/s/ Noam Lotan	Director	June 9, 2016
Noam Lotan

/s/ Gary J. Mayo	Director	June 9, 2016
Gary J. Mayo

/s/ Eliot G. Protsch	Director	June 9, 2016
Eliot G. Protsch

/s/ Holly A. Van Deursen	Director	June 9, 2016
Holly A. Van Deursen

/s/ Darrell J. Wilk	Director	June 9, 2016
Darrell J. Wilk

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)
2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(b)
2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(b)
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012(d)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015(e)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation(f)
3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation(g)
3.6	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation, dated September 16, 2008(h)
3.7	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation dated August 30, 2012(i)
3.8	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016(j)
3.9	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation(j)
4.1	Specimen stock certificate(k)
4.2	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(g)
4.3	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(l)
4.4	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(b)
4.5	Amendment No. 3 to Rights Agreement, dated July 1, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(m)
4.6	Amendment No. 4 to Rights Agreement, dated August 5, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(n)
4.7	Amendment No. 5 to Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(j)
4.8	Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc.(j)
4.9	Form of Series A Warrant issued to investors in the April 2016 public offering(o)
4.10	Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering(o)
10.1	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(p)

Exhibit Number		Description
10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(p)
10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(q)
10.4		Third Amendment to Lease, dated July 31, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)
10.5		Fourth Amendment to Lease, dated September 30, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(r)
10.6

Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(s)

10.7	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan as amended and restated effective August 30, 2012(t)
10.8	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan, effective August 27, 2015(u)
10.9	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan, effective August 28, 2015
10.10	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(v)
10.11	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(w)
10.12	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(x)
10.13		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007(y)
10.14		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated January 14, 2011(b)
10.15		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(z)
10.16		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(z)
10.17		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(z)
10.18		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(aa)
10.19		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(w)
10.20		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(bb)
10.21		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(cc)
10.22		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(dd)

Exhibit Number		Description
10.23		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(b)
10.24		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(ee)
10.25		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(ff)
10.26		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(gg)
10.27		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013(s)
10.28		Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014(hh)
10.29		Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014(ii)
10.30		Letter Agreement, dated September 16, 2014, between by and between Capstone Turbine Corporation and Wells Fargo Bank, NA(jj)
10.31		Thirteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014(kk)
10.32		Fourteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 10, 2015(ll)
10.33		Fifteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 2, 2015(mm)
10.34		Sixteenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2016
10.35	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(nn)
10.36	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(oo)
10.37	*	Inducement Stock Option Agreement with Darren R. Jamison, dated December 18, 2006(pp)
10.38	*	Restricted Stock Agreement with Darren R. Jamison, dated December 18, 2006(pp)
10.39	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006(pp)
10.40	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(z)
10.41	*	Letter Agreement between Capstone Turbine Corporation and James D. Crouse, dated January 31, 2007(qq)
10.42	*	Inducement Stock Option Agreement with James D. Crouse, dated February 5, 2007(qq)
10.43	*	Restricted Stock Agreement with James D. Crouse, dated February 5, 2007(qq)
10.44	*	Form of Inducement Stock Option Agreement(rr)
10.45	*	Form of Inducement Restricted Stock Unit Agreement(rr)
10.46	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(gg)

Exhibit Number	Description
10.47	* First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015(ll)
10.48	* Consulting Agreement with Mark Gilbreth, dated April 1, 2013(s)
10.49	Underwriting Agreement dated May 1, 2014 by and between Capstone Turbine Corporation and Cowen and Company, LLC, as representative of the several underwriters(ss)
10.50	* Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010(ll)
10.51	Sales Agreement, dated August 28, 2015, by and between Capstone Turbine Corporation and Cowen & Company, LLC(tt)
10.52	Underwriting Agreement dated April 19, 2016 by and between Capstone Turbine Corporation and Oppenheimer & Co. Inc., as representative of the several underwriters(o)
14.1	Code of Business Conduct(hh)
14.2	Code of Ethics for Senior Financial Officers and Chief Executive Officer(hh)
21	Subsidiary List
23	Consent of KPMG LLP
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*Management contract or compensatory plan or arrangement

(a)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).

(b)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (File No. 001-15957).

(c)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).

(d)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November

6, 2015 (File No. 001-15957).

(f)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957).

(g)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).

(h)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 001-15957).

(i)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 6, 2012 (File No. 001-15957).

(j)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2016 (File No. 001-15957).

(k)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).

(l)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).

(m)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 2, 2014 (File No. 001-15957).

(n)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 5, 2014 (File No. 001-15957).

(o)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957).

(p)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).

(q)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).

(r)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 6, 2014 (File No. 001-15957).

(s)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).

(t)Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).

(u)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 15, 2015 (File No. 001-15957).

(v)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).

(w)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-15957).

(x)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).

(y)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(z)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(aa)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-15957).

(bb)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 1, 2010 (File No. 001-15957).

(cc)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 12, 2010 (File No. 001-15957).

(dd)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on March 25, 2011 (File No. 001-15957).

(ee)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 001-15957).

(ff)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 001-15957).

(gg)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).

(hh)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).

(ii)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957).

(jj)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 19, 2014 (File No. 001-15957).

(kk)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-15957).

(ll)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2015 (File No. 001-15957).

(mm)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-15957).

(nn)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).

(oo)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).

(pp)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

(qq)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2007 (File No. 001-15957).

(rr)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).

(ss)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957).

(tt)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 28, 2015 (File No. 001-15957).