Form 10-Q
period 2016-06-30
CAPSTONE TURBINE Corp
filed 2016-08-04
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2016 was 30,129,019.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2016	2016
Assets
Current Assets:
Cash and cash equivalents	$19,039	$11,704
Restricted cash	5,004	5,002
Accounts receivable, net of allowances of $7,834 at June 30, 2016 and $8,909 at March 31, 2016	15,734	13,575
Inventories	13,809	16,126
Prepaid expenses and other current assets	2,376	2,636
Total current assets	55,962	49,043
Property, plant and equipment, net	3,068	3,537
Non-current portion of inventories	2,317	2,143
Intangible assets, net	873	941
Other assets	208	228
Total	$62,428	$55,892
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$13,235	$13,187
Accrued salaries and wages	1,521	1,880
Accrued warranty reserve	1,404	1,639
Deferred revenue	6,231	4,368
Revolving credit facility	6,077	9,459
Current portion of notes payable and capital lease obligations	128	361
Total current liabilities	28,596	30,894
Long-term portion of notes payable and capital lease obligations	60	74
Other long-term liabilities	183	184
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized, 30,237,172 shares issued and 30,129,019 shares outstanding at June 30, 2016; 23,857,516 shares issued and 23,753,873 shares outstanding at March 31, 2016	30	24
Additional paid-in capital	866,653	853,288
Accumulated deficit	(831,470)	(826,955)
Treasury stock, at cost; 108,153 shares at June 30, 2016 and 103,643 shares at March 31, 2016	(1,624)	(1,617)
Total stockholders’ equity	33,589	24,740
Total	$62,428	$55,892

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Revenue:
Product, accessories and parts	$15,783	$24,146
Service	3,282	2,834
Total revenue	19,065	26,980
Cost of goods sold:
Product, accessories and parts	13,637	19,914
Service	2,429	2,381
Total cost of goods sold	16,066	22,295
Gross margin	2,999	4,685
Operating expenses:
Research and development	1,621	2,416
Selling, general and administrative	5,746	8,089
Total operating expenses	7,367	10,505
Loss from operations	(4,368)	(5,820)
Other (expense) income	(16)	(2)
Interest income	5	—
Interest expense	(134)	(150)
Loss before income taxes	(4,513)	(5,972)
Provision for income taxes	3	3
Net loss	$(4,516)	$(5,975)
Net loss per common share—basic and diluted	$(0.17)	$(0.36)
Weighted average shares used to calculate basic and diluted net loss per common share	27,171	16,528

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(4,516)	$(5,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407	365
Amortization of deferred financing costs	44	42
Interest on restricted cash	(2)	—
Accounts receivable allowances	(904)	—
Inventory provision	208	349
Provision for warranty expenses	142	428
Loss on disposal of equipment	171	8
Stock-based compensation	238	463
Changes in operating assets and liabilities:
Accounts receivable	(1,254)	(2,866)
Inventories	1,935	(1,424)
Prepaid expenses and other current assets	230	195
Accounts payable and accrued expenses	(32)	1,253
Accrued salaries and wages and long term liabilities	(359)	614
Accrued warranty reserve	(377)	(574)
Deferred revenue	1,863	261
Net cash used in operating activities	(2,206)	(6,861)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(9)	(915)
Net cash used in investing activities	(9)	(915)
Cash Flows from Financing Activities:
Net (repayments of) proceeds from revolving credit facility	(3,382)	3,202
Changes in restricted cash	—	(5,000)
Repayment of notes payable and capital lease obligations	(194)	(191)
Cash used in employee stock-based transactions	(2)	(41)
Net proceeds from equity issuances	13,128	—
Net cash provided by financing activities	9,550	(2,030)
Net increase (decrease) in Cash and Cash Equivalents	7,335	(9,806)
Cash and Cash Equivalents, Beginning of Year	11,704	32,221
Cash and Cash Equivalents, End of Year	$19,039	$22,415
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$136	$98
Income taxes	$3	$3
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$53	$156
Acquisition of property and equipment in consideration for the issuance of a note payable	$—	$81

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2016 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to be negatively impacted by the volatility of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and Middle East. The Company’s net loss from operations for the first quarter of Fiscal 2017 was $4.4 million. Management believes that the Company will continue to make progress on its path to profitability by improving its net loss from operations through lowering its operating costs and the continued development of other geographical and vertical markets. The Company’s cash and cash equivalents as of June 30, 2016 and March 31, 2016 were $19.0 million ($24.0 million when combined with restricted cash related to the line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”)) and $11.7 million ($16.7 million when combined with restricted cash related to the Credit Facility with Wells Fargo), respectively. See Note 11—Revolving Credit Facility for discussion of the Credit Facility. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $18.0 million and $7.2 million as of June 30, 2016 and March 31, 2016, respectively. During the first quarter of Fiscal 2017, the Company’s working capital requirements were in accordance with management’s plan, primarily because of a reduction in inventory and continued management of the timing of payments of accounts payable. Although the Company didn’t fully achieve its planned number of product shipments during the first quarter of Fiscal 2017, resulting in lower than expected revenue, the Company achieved lower than expected net loss primarily because of reductions in operating expenses and bad debt recovery.

Based on management’s projections, free cash of approximately $18.0 million (cash, cash equivalents and restricted cash less amounts outstanding under the Credit Facility), which includes the net proceeds of approximately $13.1 million from the April 22, 2016 underwritten public offering, is sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. See Note 9— Underwritten Offering of Common Stock and At-the-Market Offering Program for disclosure with respect to the April 22, 2016 underwritten offering. If revenue is less than management’s projections, management has the ability to manage certain operating expenses, assets and liabilities, specifically the procurement of inventory, timing of payments of accounts payable and capital expenditures depending on the results of the Company’s operations to preserve its cash and cash equivalents.

If the Company is unable to manage its cash flows in the areas discussed above, the Company may need to raise additional capital in the near term. The Company may seek to raise funds by selling additional securities to the public or to selected investors (through the at-the-market offering or otherwise) after the expiration of the lock-up period that expires in September 2016  to which the Company agreed in connection with the April 22, 2016 underwritten public offering or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans (including raising funds through the at-the-market offering program after the lock-up period and maintaining availability under its Credit Facility) or obtain additional financing that may be needed, the Company may need to significantly reduce its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.  Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2016-09 will have on its financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the potential impact ASU 2015-11 will have on its financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The Company has adopted ASU 2015-03 with no impact on its consolidated financial position or results of operations

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company will apply the requirements of ASU 2014-15 during the fiscal year ended March 31, 2017.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has adopted ASU 2014-12 effective March 31, 2016 with no impact on its consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The Company will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019) and interim periods within those annual periods.

4.  Customer Concentrations and Accounts Receivable

Sales to Regatta Solutions, Inc. (“Regatta”) and E-Finity Distributed Generation, LLC (“E-Finity”), two of the Company’s domestic distributors, accounted for 17% and 10%, respectively, of revenue for the first quarter of Fiscal 2017. Sales to Horizon Power Systems, one of the Company’s domestic distributors, and Industrias Energeticas, S.A. de C.V., one of the Company’s Mexican distributors, accounted for 22% and 10%, respectively, of revenue for the first quarter of Fiscal 2016.

Additionally, Regatta, Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, and E-Finity accounted for 20%, 17%, and 12%, respectively, of net accounts receivable as of June 30, 2016. DTC, Optimal Group Australia Pty Ltd, one of the Company’s Australian distributors, Reliable Secure Power Systems, one of the Company’s domestic distributors, and Regale Energy Zrt, the Company’s Hungarian distributor, accounted for 28%, 11%, 10% and 10%, respectively, of net accounts receivable as of March 31, 2016.

During the first quarter of Fiscal 2017, the Company recorded approximately $0.9 million in bad debt recovery primarily with respect to the collection of cash for receivables from Electro Mecanique Industries (“EMI”), one of the Company’s distributors in the Middle East and Africa. The Company recorded approximately $2.6 million during the second quarter of Fiscal 2015 with respect to the accounts receivable allowance from EMI. As of June 30, 2016, the accounts receivable allowance for EMI was cleared. There was no bad debt expense or recovery recorded during the first quarter of Fiscal 2016.

During the fourth quarter of Fiscal 2015 we shipped approximately $0.7 million of product to BPC Engineering (“BPC”), one of the Company’s Russian distributors. Given the uncertainty as to the collectability of the sale, revenue recognition on this shipment was deferred at that time. During the first quarter of Fiscal 2017, the remaining $0.5 million of deferred revenue for this shipment was fully recognized as revenue upon collection of the invoice.

5.  Inventories

Inventories are valued on a first in first out (“FIFO”) basis and lower of cost or market net of provisions for slow moving, excess, obsolete or otherwise impaired inventories and consisted of the following as of June 30, 2016 and March 31, 2016 (in thousands):

	June 30,	March 31,
	2016	2016
Raw materials	$15,897	$16,539
Work in process	137	554
Finished goods	92	1,176
Total	16,126	18,269
Less non-current portion	(2,317)	(2,143)
Current portion	$13,809	$16,126

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2016 is 1.5 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2016 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,912
25 to 36 months	389
37 to 48 months	16
Total	$2,317

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.3 million during the first quarter of each of Fiscal 2017 and Fiscal 2016. Property, plant and equipment consisted of the following as of June 30, 2016 and March 31, 2016 (in thousands):

	June 30,	March 31,
	2016	2016
Machinery, rental equipment, equipment, automobiles and furniture	$18,766	$19,016
Leasehold improvements	9,855	9,855
Molds and tooling	2,933	2,824
	31,554	31,695
Less, accumulated depreciation	(28,486)	(28,158)
Total property, plant and equipment, net	$3,068	$3,537

7.  Intangible Assets

The Company recorded amortization expense of $0.1 million during the first quarter of each of Fiscal 2017 and Fiscal 2016. Intangible assets consisted of the following (in thousands):

	June 30, 2016
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,647	$53
Technology	10 years	2,240	1,437	803
Backlog	Various	490	473	17
Trade name & Parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$8,196	$7,323	$873

	March 31, 2016
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,635	$65
Technology	10 years	2,240	1,381	859
Backlog	Various	490	473	17
Trade name & Parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$8,196	$7,255	$941

Expected future amortization expense of intangible assets as of June 30, 2016 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2017 (remainder of fiscal year)	$220
2018	242
2019	224
2020	187
Thereafter	—
Total expected future amortization	$873

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $8,300 and $12,200 were earned by Solar for the first quarter of Fiscal 2017 and 2016, respectively. Earned royalties of approximately $31,100 and $35,000 were unpaid as of June 30, 2016 and March 31, 2016, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

The following table summarizes, by statement of operations line item, stock-based compensation expense for the first quarter of Fiscal 2017 and 2016 (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Cost of goods sold	$15	$34
Research and development	3	(14)
Selling, general and administrative	220	443
Stock-based compensation expense	$238	$463

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares.

Stock Options

The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. Generally, stock based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock based compensation recognized is reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the first quarter of Fiscal 2017 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2016	467,631	$22.68
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(8,436)	$26.60
Options outstanding at June 30, 2016	459,195	$22.61	2.5	—
Options fully vested at June 30, 2016	459,195	$22.61	2.5	—
Options exercisable at June 30, 2016	459,195	$22.61	2.5	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during the first quarter of Fiscal 2017. The Company calculated the estimated fair value of each stock option granted during the first quarter of Fiscal 2016 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

Three Months Ended
June 30, 2015
Risk-free interest rates	1.5%
Expected lives (in years)	5.7
Dividend yield	—%
Expected volatility	59.0%
Weighted average grant date fair value of options granted during the period	$0.34

The Company’s computation of expected volatility for the Company’s first quarter of Fiscal 2016 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.  During the fiscal year ended March 31, 2016, the Company’s executive management team voluntarily agreed to cancel and terminate a total of 65,508 unvested stock options that had been previously issued to them. There were no unvested stock option awards as of June 30, 2016. There was no expense associated with stock options during the first quarter of Fiscal 2017. The Company recorded expense of approximately $0.1 million associated with its stock options during the first quarter of Fiscal 2016.

Restricted Stock Units and Performance Restricted Stock Units

The Company issues restricted stock units under the 2000 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The related compensation expense recognized is reduced by estimated forfeitures. The Company’s estimate of forfeitures is based on historical forfeitures. The restricted stock units vest in equal installments over a period of four years. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock unit and performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2016	256,787	$6.53
Granted	—	—
Vested and issued	(14,609)	20.44
Forfeited	(18,510)	7.08
Nonvested restricted stock units outstanding at June 30, 2016	223,668	5.57
Restricted stock units expected to vest beyond June 30, 2016	223,657	$5.57

The following table provides additional information on restricted stock units for the Company’s first quarter of Fiscal 2017 and 2016:

	Three Months Ended
	June 30,
	2016	2015
Restricted stock compensation expense (in thousands)	$188	$294
Aggregate fair value of restricted stock units vested and issued (in thousands)	$22	$198
Weighted average grant date fair value of restricted stock units granted during the period	$—	$11.52

As of June 30, 2016, there was approximately $0.7 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.6 years.

PRSU activity is included in the above restricted stock units tables. The PRSU Program has a three-year performance measurement period. The performance measurement period will begin on April 1st of the first fiscal year and end on March 31 of the third fiscal year. The program is intended to have overlapping performance measurement periods (e.g., a new three year cycle begins each year on April 1), subject to Compensation Committee approval. The Chief Executive Officer was the only participant for Fiscal 2016. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives. Any earned PRSU awards will vest 50% after the end of the applicable performance measurement period and 50% one year thereafter.

There were no PRSUs granted during the first quarter of Fiscal 2017. During the first quarter of Fiscal 2016, the Company granted a total of 10,000 PRSUs to the Chief Executive Officer. The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2016 was $15.50. Based on the Company’s assessment as of March 31, 2016, the PRSU threshold for the first performance measurement of the PRSUs granted in Fiscal 2016 likely will not be met and, as a result, the Chief Executive Officer PRSU awards were adjusted and no compensation expense was recorded or recognized during Fiscal 2016. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issues restricted stock awards under the 2000 Plan to employees and non-employee directors. During the first quarter of Fiscal 2017 and 2016 the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock award activity for the first quarter of Fiscal 2017 and 2016:

	Three Months Ended
	June 30,
	2016	2015
Restricted stock awards compensation expense (in thousands)	$50	$30
Restricted stock awards granted	32,201	3,459
Weighted average grant date fair value of restricted stock awards granted during the period	$1.57	$8.60

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

Grants outside of 2000 Plan

As of June 30, 2016, the Company had outstanding 148,229 non-qualified common stock options and 1,562 restricted stock units issued outside of the 2000 Plan. The Company granted these stock options and restricted stock units prior to Fiscal 2016 as inducement grants to new officers and employees of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

Outside of 2000 Plan	Options	RSUs
Executive Vice President and Chief Executive Officer	100,000	—
Executive Vice President of Sales and Marketing	42,500	—
Vice President of Operations	5,729	1,562
Outstanding stock outside of 2000 Plan	148,229	1,562

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

The Amendment accelerated the expiration of the Company’s preferred share purchase rights (the “Original Rights”) from 5:00 p.m., California time, on the 30th day after the Company’s 2017 annual meeting of stockholders to 5:00 p.m., California time, on May 6, 2016, and had the effect of terminating the Original Rights Agreement on that date. At the time of the termination of the Original Rights Agreement, all of the Original Rights distributed to holders of the Company’s common stock pursuant to the Original Rights Agreement expired.

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

The New Rights will not be exercisable until the earlier to occur of (i) the close of business on the tenth business day after a public announcement or filing that a person has, or group of affiliated or associated persons or persons acting in concert have, become an “Acquiring Person,” which is defined as a person or group of affiliated or associated persons or persons acting in concert who, at any time after the date of the NOL Rights Agreement, have acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the Company’s outstanding shares of common stock, subject to certain exceptions or (ii) the close of business on the tenth business day after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Certain synthetic interests in securities created by derivative positions, whether or not such interests are considered to be ownership of the underlying common stock or are reportable for purposes of Regulation 13D of the Exchange Act, are treated as beneficial ownership of the number of shares of common stock equivalent to the economic exposure created by the derivative position, to the extent actual shares of the common stock are directly or indirectly held by counterparties to the derivatives contracts.

The New Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) May 6, 2019 or such later day as may be established by the Board of Directors prior to the expiration of the New Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the New Rights are redeemed pursuant to the NOL Rights Agreement; (iii) the time at which the New Rights are exchanged pursuant to the NOL Rights Agreement; (iv) the time at which the New Rights are terminated upon the occurrence of certain transactions; (v) the close of business on the first day after the Company’s 2017 annual meeting of stockholders, if approval by the stockholders of the Company of the NOL Rights Agreement has not been obtained on or prior to the close of business on the first day after the Company’s 2017 annual meeting of stockholders; (vi) the close of business on the effective date of the repeal of Section 382 of the Internal Revenue Code of 1986, if the Board of Directors determines that the NOL Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board of Directors determines that no Tax Benefits are available to be carried forward.

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

9.   Underwritten Offering of Common Stock and At-the-Market Offering Program

On April 19, 2016, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. as the sole book-running manager, and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, as the co-manager, related to the public offering of 2.7 million shares of our common stock and pre-funded Series B warrants to purchase up to 5.5 million shares of common stock, which were offered in lieu of common stock to those purchasers whose purchase of common stock in the offering otherwise would result in the purchaser beneficially owning more than 4.99% of the Company’s outstanding common stock following the completion of the offering. Also included in the offering were Series A warrants to purchase 4.1 million shares of common stock. Every two shares of common stock were sold with one Series A warrant to purchase one share of common stock at a collective negotiated price of $3.50. Every two Series B warrants were sold with one Series A warrant to purchase one share of common stock at a collective negotiated price of $3.48. The Series A warrants are exercisable, subject to certain limitations, during the period commencing six months after the date of the issuance and expire five years after the first day they are exercisable. The pre-funded Series B warrants are exercisable, subject to certain limitations, upon issuance and expire nine months from the date of issuance, subject to extension under certain circumstances. The net proceeds to the Company from the sale of the common stock and warrants, after deducting fees and other offering expenses, were approximately $13.1 million. The offering closed on April 22, 2016.

The following table outlines the warrant activity during the first quarter of Fiscal 2017:

	Series A	Series B
	Warrants	Warrants
Balance, April 22, 2016 (date of issuance)	4,107,500	5,515,000
Warrants exercised	—	(3,628,750)
Warrants expired	—	—
Balance, end of the period	4,107,500	1,886,250

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. In connection with the April 2016 underwritten public offering, the Company is subject to a lock-up with respect to the at-the-market offering program that expires in September 2016. During Fiscal 2016, 6.9 million shares of the Company’s common stock were sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $12.7 million.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2016
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$11,505	$11,505	$—	$—
Restricted Cash	$5,004	$5,004	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at June 30, 2016.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2016 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2016
			Quoted Prices in
		Quoted Prices in	Active Markets for	Significant
		Active Markets for	for	Unobservable
		Identical Assets	Identical Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$3,002	$3,002	$—	$—
Restricted Cash	$5,002	$5,002	$—	$—

Basis for Valuation

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. As the Company's obligations under the Credit Facility are based on adjustable market rates reflective of what would currently be available to the Company, the Company has determined that the carrying value approximates the fair value. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	June 30, 2016		March 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the Credit Facility	$6,077	$6,077	$9,459	$9,459

11.  Revolving Credit Facility

The Company maintains two Credit and Security Agreements, as amended (the “Credit Agreements”), with Wells Fargo, which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Credit Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Credit Agreements will terminate in accordance with its terms on September 1, 2017, and the other one will terminate on September 30, 2017. On June 7, 2016, the Company and Wells Fargo entered into an amendment to the Credit Agreements which set the financial covenants for Fiscal 2017.

The Credit Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Credit Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $5.2 million as of June 30, 2016, and (iii) limitations on the Company’s annual capital expenditures. The Credit Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

Several times since entering into the Credit Agreements the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Credit Agreements in response to the default and waiver.  If the Company had not obtained the waivers and amended the Credit Agreements, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Credit Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance.  Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Credit Agreements through the end of Fiscal 2017. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of non-compliance from Wells Fargo. As of June 30, 2016, the Company was in compliance with the covenants contained in the amended Credit Agreements for Fiscal 2017.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter–Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate was 4.4% at each of June 30, 2016 and March 31, 2016.

The Company is required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of June 30, 2016 and March 31, 2016, $6.1 million and $9.5 million in borrowings were outstanding, respectively, under the Credit Facility. As of June 30, 2016, approximately $12.3 million was available for additional borrowing. Interest expense related to the Credit Facility during the first quarter of Fiscal 2017 was $0.1 million, which includes $43,750 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the first quarter of Fiscal 2016 was $0.1 million, which includes $42,000 in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and geography of sale.  The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the first quarter of Fiscal 2017 are as follows (in thousands):

Balance, beginning of the period	$1,639
Standard warranty provision	142
Deductions for warranty claims	(377)
Balance, end of the period	$1,404

13.  Deferred Revenue

Changes in deferred revenue during the first quarter of Fiscal 2017 are as follows (in thousands):

FPP Balance, beginning of the period	$2,929
FPP Billings	3,706
FPP Revenue recognized	(2,924)
Balance attributed to FPP contracts	3,711
Deposits	2,520
Deferred revenue balance, end of the period	$6,231

Deferred revenue attributed to Comprehensive Factory Protection Plan (“FPP”) contracts represents the unearned portion of the billed agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. Carrier earned $0.2 million and $0.4 million in royalties for C200 and C1000 Series system sales during the first quarter of Fiscal 2017 and 2016, respectively. Earned royalties of approximately $0.2 million were unpaid as of June 30, 2016 and March 31, 2016, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2016, the Company had firm commitments to purchase inventories of approximately $21.9 million through Fiscal 2019. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.2 million as of each of June 30, 2016 and March 31, 2016. Rent expense was approximately $0.6 million during the first quarter of each of Fiscal 2017 and Fiscal 2016.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. The contract had a term of five years and was completed in September 2015. The project cost approximately $11.7 million. The DOE contributed $5.0 million toward the project, of which $4.2 million was allocated to the Company, and the Company incurred approximately $6.7 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $4.2 million through September 30, 2015, the date on which the contract was completed.

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2016, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015. Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. Plaintiffs’ opposition was filed July 29, 2016, and Defendants’ reply is due August 26, 2016. The Company has not recorded any liability as of June 30, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

On June 8,  2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors. The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition. The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms.

Federal Derivative Lawsuits

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

On July 12, 2016, another purported shareholder derivative action was filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment.  It demands damages sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms.

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended June 30, 2016 which would make these instruments anti-dilutive. As of June 30, 2016 and 2015, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.7 million, respectively. As of June 30, 2016, the number of warrants excluded from diluted net loss per common share computations was approximately 6.0 million. As of June 30, 2015, the Company did not have any warrants outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2016. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2016 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements contained herein after the filing of this Form 10-Q to conform such statements to actual results or changes in expectations except as may be required by law. All dollar amounts are approximate.

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

During the first quarter of Fiscal 2017 our net loss decreased by 25% to $4.5 million and our net loss per share decreased by 53% to $0.17 compared to the same period last year. The decrease in the net loss during the first quarter of Fiscal 2017 was primarily the result of a reduction of operating expenses of approximately 30% from the same period last year through our cost reduction program. In addition, the net loss during the first quarter of Fiscal 2017 included bad debt recovery primarily from Electro Mecanique Industries (“EMI”), one of the Company’s distributors in the Middle East and Africa, previously reserved during Fiscal 2015. Our gross margin was 16% for the first quarter of Fiscal 2017, which represents a decrease of approximately 100 basis points from our gross margin of 17% for the first quarter of Fiscal 2016 despite 29% lower revenue in the first quarter of Fiscal 2017 compared to the first quarter of Fiscal 2016.  The slight decrease in gross margin on substantially lower revenue was the result of cost reduction initiatives implemented during Fiscal 2016. Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and Middle East.

Capstone products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, however, we have refocused our business strategy to target projects within the energy efficiency and renewal energy markets. We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to Capstone’s success are revenue growth, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

To support our opportunities to grow in our targeted markets, we continue to enhance the reliability and performance of our products by regularly developing new processes and enhancing training to assist those who apply, install and use our products.

An overview of our direction, targets and key initiatives are as follows:

1.

Focus on Vertical Markets Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, marine and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, Capstone has refocused its business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our product shipments by vertical market:

	Three Months Ended
	June 30,
	2016	2015
Energy efficiency	48%	35%
Natural resources	46%	55%
Renewable energy	6%	10%

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

Marine

Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel, work boats and cargo ship markets. The most immediate market for our marine products is for use as ship auxiliaries. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. The other application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender.

Backlog

Backlog represents the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to revenue. A significant portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

The following table summarizes changes in our backlog (amounts in thousands):

	As of June 30,
	2016			2015
	Megawatts	Units	Dollars	Megawatts	Units	Dollars
Backlog, beginning of the period	113.7	593	$109.6	182.8	787	$165.7
Orders, net	10.4	49	10.9	14.6	102	15.0
Shipments	(11.6)	(70)	(12.1)	(20.8)	(97)	(20.2)
Backlog, end of the period	112.5	572	$108.4	176.6	792	$160.5

Ending backlog as of June 30, 2016, includes the removal of approximately $51.6 million for 186 units, or 63.8 megawatts, from BPC Engineering (“BPC”), one of the Company’s Russian distributors. This removal, which occurred during the second quarter of Fiscal 2016, was a proactive measure taken to align our backlog to management’s expectations because of the unsteady global macroeconomic environment experienced during Fiscal 2015, such as the volatility of the global oil and gas market, a substantially stronger U.S. dollar (making our products more expensive overseas) and on-going geopolitical tensions in Russia. In addition, a portion of our 100 kW microturbine (“TA100”) backlog of approximately $2.4 million for 17 units, or 1.7 megawatts, acquired from Calnetix Power Solutions, Inc. was removed during the three months ended March 31, 2016. This impairment aligns our TA100 backlog with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers. The backlog balances as of June 30, 2015 in the above table do not reflect these adjustments.

The following table summarizes our backlog:

	As of June 30,
	2016		2015
	Megawatts	Units	Megawatts	Units
C30	2.0	68	2.9	97
C65	25.3	389	33.6	517
TA100	0.2	2	1.9	19
C200	3.6	18	2.2	11
C600	8.4	14	6.0	10
C800	4.0	5	5.0	6
C1000	68.0	68	124.0	124
Waste heat recovery generator	1.0	8	1.0	8
Total Backlog	112.5	572	176.6	792
2.

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 96 distributors and Original Equipment Manufacturers (“OEMs”). In United States and Canada, we currently have 23 distributors and OEMs. Outside of United States and Canada, we currently have 73 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.

Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan (“FPP”) for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of June 30, 2016 was $71.4 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2025. Our FPP backlog as of March 31, 2016 was $66.5 million.

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

We are also developing a more efficient microturbine CHP system with the support of the U.S. Department of Energy, which awarded us a grant of $5.0 million in support of this development program, of which $4.2 million was allocated to us and was used through September 30, 2015. We successfully completed the first phase of the development program on September 30, 2015 and achieved 270 kW with a prototype C250 microturbine in our development test lab. Management intends to continue with the next phase of development and commercialization after we achieve profitability. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization.

During Fiscal 2016, we unveiled the Capstone C1000 Signature (“C1000S’) microturbine as part of our new Signature Series microturbine energy systems which also includes a 800kW (“C800S”) or 600kW (“C600S”) microturbine. The Signature Series microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. A few of the key upgrades include integrated heat recovery for CHP and CCHP applications, two-stage air filtration system, improved enclosure, relocated engine exhaust stack and redesigned discharge for enclosure cooling air. The C1000S is one of the world’s most integrated and compact 1MW CHP solutions. The 8-foot wide by 30-foot long 1MW power plant reaches approximately 82% total system efficiency and is significantly quieter than the original C1000 for installation in low noise urban environments.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2016 and continue to include the following areas:

•	Impairment of long-lived assets, including intangible assets with finite lives;

•	Inventory write-downs and classification of inventories;

•	Estimates of warranty obligations;

•	Accounts receivable allowances;

•	Deferred tax assets and valuation allowance; and

•	Stock-based compensation expense.

Results of Operations

Three Months Ended June 30, 2016 and 2015

Revenue  Revenue for the first quarter of Fiscal 2017 decreased $7.9 million, or 29%, to $19.1 million from $27.0 million for the first quarter of Fiscal 2016. The change in revenue for the first quarter of Fiscal 2017 compared to the first quarter of Fiscal 2016 included decreases in revenue of $5.4 million from the United States and Canada markets and $3.6 million from the Latin America market. These overall decreases in revenue were offset by increases in revenue of  $0.7 million from the Asian and Australian markets, $0.2 million from the European and Russian markets and $0.2 million from the Middle East and African markets. The decrease in revenue in the United States and Canada markets during the first quarter of Fiscal 2017 compared to the same period last year were primarily the result of the continued volatility in the global oil and gas market. The decrease in revenue in the Latin America market is primarily the result of large non-recurring microturbine product shipments for specific projects that had occurred during the first quarter of Fiscal 2016. The increase in revenue in the Asian and Australian markets and Middle East and African markets during the first quarter of Fiscal 2017 compared to the same period last year was primarily because of our strategic initiative to improve the diversification of our geographical distribution channels. Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and Middle East.

For the first quarter of Fiscal 2017, revenue from microturbine products decreased $8.1 million, or 40%, to $12.1 million from $20.2 million for the first quarter of Fiscal 2016. Megawatts shipped during the first quarter of Fiscal 2017 decreased 9.2 megawatts, or 44%, to 11.6 megawatts from 20.8 megawatts during the first quarter of Fiscal 2016. The decrease in revenue and megawatts shipped was because of delays of certain oil and gas projects, globally, resulting from the continued volatility in the oil and gas market during the first quarter of Fiscal 2017 compared to the same period last year. Average revenue per megawatt shipped was approximately $1.0 million during each of the first quarter of Fiscal 2017 and the first quarter of Fiscal 2016.

The following table provides additional information on our shipments (revenue amounts in millions):

	Three Months Ended June 30,
	2016		2015
	Revenue	Megawatts	Revenue	Megawatts
United States and Canada	$5.4	5.2	$9.7	9.5
Europe and Russia	3.9	3.9	3.8	3.8
Latin America	0.2	0.2	4.6	5.0
Asia and Australia	2.4	2.1	2.1	2.5
Middle East and Africa	0.2	0.2	—	—
Total from Microturbine Products	$12.1	11.6	$20.2	20.8

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2016			2015
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.9	0.6	19	$0.3	0.2	7
C65	3.2	2.4	38	5.0	4.2	65
C200	0.8	0.8	4	1.9	1.8	9
C600	1.2	1.2	2	0.6	0.6	1
C800	1.6	1.6	2	3.9	4.0	5
C1000	4.4	5.0	5	8.5	10	10
Sub-total from Microturbine Products	$12.1	11.6	70	$20.2	20.8	97
Accessories and Parts	3.7	—	—	3.9	—	—
Total Product, Accessories and Parts	$15.8	11.6	70	$24.1	20.8	97
Service	3.3	—	—	2.9	—	—
Total	$19.1	11.6	70	$27.0	20.8	97

For the first quarter of Fiscal 2017, revenue from our accessories and parts decreased $0.2 million, or 5%, to $3.7 million from $3.9 million for the first quarter of Fiscal 2016. The decrease in revenue from accessories and parts was primarily because of decreases in microturbine product shipments associated with the decline in the oil and gas market.

Service revenue for the first quarter of Fiscal 2017 increased $0.4 million, or 14%, to $3.3 million from $2.9 million for the first quarter of Fiscal 2016. The increase in service revenue was primarily the result of our growing installed base and the market’s acceptance of our FPP offering.

Sales to Regatta Solutions, Inc. and E-Finity Distributed Generation, LLC, two of the Company’s domestic distributors, accounted for 17% and 10%, respectively, of revenue for the first quarter of Fiscal 2017. Sales to Horizon Power Systems, one of the Company’s domestic distributors, and Industrias Energeticas, S.A. de C.V., one of the Company’s Mexican distributors, accounted for 22% and 10%, respectively, of revenue for the first quarter of Fiscal 2016.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $3.0 million, or 16% of revenue, for the first quarter of Fiscal 2017 compared to a gross margin of $4.7 million, or 17% of revenue, for the first quarter of Fiscal 2016. Of the $1.7 million decrease in the gross margin during the first quarter of Fiscal 2017 compared to first quarter of Fiscal 2016, $3.0 million was primarily the result of a lower volume of microturbines shipped and a shift in product mix. This reduction in gross margin was partially offset by decreases in variable production and service center manufacturing expenses of $0.7 million, warranty expense of $0.3 million, royalty expense of $0.2 million and inventory charges of $0.1 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs as we work to achieve profitability and improving product performance.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.3 million reflects a decrease in the standard warranty provision primarily because of a decrease in the number of units covered under warranty as a result of the lower volume of microturbines shipped during the first quarter of Fiscal 2017 compared to the prior year. In addition, the cost of fulfilling warranty obligations during the first quarter of Fiscal 2017 was lower compared to first quarter of Fiscal 2016 as the product reliability continued to improve. Management expects warranty expense to increase as a result of higher shipments of microturbine products for Fiscal 2017.

Production and service center labor and overhead expense decreased $0.7 million during the first quarter of Fiscal 2017 compared to first quarter of Fiscal 2016 as a result of decreases in freight expense of $0.3 million, salaries expense of $0.3 million and supplies expense of $0.1 million. These decreases were primarily the result of our cost reduction program to lower labor and overhead expenses throughout the organization.

Royalty expense decreased $0.2 million during the first quarter of Fiscal 2017 compared to first quarter of Fiscal 2016 primarily as a result of lower sales of our C1000 Series systems.

Inventory charges decreased $0.1 million during the first quarter of Fiscal 2017 compared to first quarter of Fiscal 2016 primarily as the result of a decrease in the provision for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended June 30,
	2016	2015
Gross Margin
Product, Accessories and Parts	$2.1	$4.2
As a percentage of revenue	13%	17%

Service	$0.9	$0.5
As a percentage of revenue	27%	18%

Total Gross Margin	$3.0	$4.7
As a percentage of revenue	16%	17%

Product, accessories and parts gross margin decreased approximately 400 basis points to 13% during the first quarter of Fiscal 2017 compared to first quarter of Fiscal 2016 primarily as a result of a decrease in product shipments and shift in product mix. In addition, the decrease in gross margin was the result of increased shipments of C1000 Signature Series microturbines which improves overall product quality and enhances the microturbine ownership experience in all applications. Service gross margin increased 900 basis points to 27% during the first quarter of Fiscal 2017 compared to first quarter of Fiscal 2016 primarily because of timing of FPP services performed.

During the fourth quarter of Fiscal 2015 we shipped approximately $0.7 million of product to BPC and given the uncertainty as to the collectability of the sale, revenue recognition on this shipment was deferred. As of June 30, 2016, the deferred revenue for this shipment was fully recognized as revenue upon collection of the invoice.

Research and Development (“R&D”) Expenses R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the first quarter of Fiscal 2017 decreased $0.8 million, or 33%, to $1.6 million from $2.4 million for the first quarter of Fiscal 2016. The overall decrease in R&D expenses of approximately $0.8 million resulted from decreases in salaries expense of approximately $0.6 million, supplies expense of $0.3 million and consulting expense of $0.2 million. These overall decreases were offset by a reduction in cost-sharing benefits of $0.3 million. As part of our initiatives to reduce operating expenses and achieve profitability, during the first quarter of Fiscal 2017, we reduced the number of active research projects, which included the development of the C250 microturbine. Management expects R&D expenses in Fiscal 2017 to be lower than in Fiscal 2016 as a result of these cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the first quarter of Fiscal 2017  decreased $2.4 million, or 30%, to $5.7 million from $8.1 million for the first quarter of Fiscal 2016. The net decrease in SG&A expenses was comprised of decreases of approximately $1.4 million in salaries expense, $0.2 million in business travel expense and $0.2 million in marketing expense. In addition, we recorded bad debt recovery of approximately $0.9 million for the first quarter of Fiscal 2017. These overall decreases were offset by an increase of $0.3 million in professional services expense, which includes legal expense. The decreases in salaries, business travel and marketing expenses were primarily the result of our cost reduction program to lower operating expenses throughout the organization. During the first quarter of Fiscal 2017, we recorded approximately $0.9 million in bad debt recovery primarily with respect to the collection of cash for receivables from Electro Mecanique Industries (“EMI”), one of the Company’s distributors in the Middle East and Africa, previously reserved during Fiscal 2015. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2017 to be lower than in Fiscal 2016 primarily as a result of our initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense decreased $0.1 million, or 50%, to $0.1 million during the first quarter of Fiscal 2017 from $0.2 million during the first quarter of Fiscal 2016. Interest expense is primarily from the average balances outstanding under the credit facility. As of June 30, 2016, we had total debt of $6.1 million outstanding under the credit facility.

Income Tax Provision  Income tax expense was $3,000 during the first quarter of each of Fiscal 2017 and Fiscal 2016. Income tax expense incurred was related to state and foreign taxes.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2017 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances increased $7.3 million during the first quarter of Fiscal 2017, compared to a decrease of $9.8 million during the first quarter of Fiscal 2016. The overall increase in cash and cash equivalents during the first quarter of Fiscal 2017 compared to the first quarter of Fiscal 2016 was primarily the result of an increase in cash provided by financing activities.

Operating Activities  During the first quarter of Fiscal 2017, we used $2.2 million in cash in our operating activities, which consisted of a net loss for the period of $4.5 million, offset by cash provided by working capital of $2.0 million and non-cash adjustments (primarily accounts receivable allowances, warranty provision, depreciation and amortization, stock based compensation and inventory provision) of $0.3 million. During the first quarter of Fiscal 2016, operating cash usage was $6.9 million, which consisted of a net loss for the period of $6.0 million and cash used for working capital of $2.5 million, offset by non-cash adjustments of $1.7 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended June 30,
	2016	2015
Net loss	$(4,516)	$(5,975)
Non-cash operating activities(1)	304	1,655
Changes in operating assets and liabilities:
Accounts receivable	(1,254)	(2,866)
Inventories	1,935	(1,424)
Accounts payable and accrued expenses	(32)	1,253
Other changes in operating assets and liabilities	1,357	496
Net cash used in operating activities	$(2,206)	$(6,861)

(1)	Represents warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in inventory was primarily the result of decreases in raw materials and finished goods during the first quarter of Fiscal 2017 compared to the first quarter of Fiscal 2016. The change in accounts receivable was the result of lower revenue and slower collection of accounts receivable compared to the first quarter of Fiscal 2016. The change in other operating assets and liabilities was primarily the result of increases in product down payments and FPP contract payments compared to the first quarter of Fiscal 2016.

Investing Activities  Net cash used in investing activities of $9,000 and $0.9 million during the first quarter of Fiscal 2017 and 2016 relates primarily to the acquisition of fixed assets.

Financing Activities  During the first quarter of Fiscal 2017, we generated approximately $9.6 million from financing activities compared to cash used during the first quarter of Fiscal 2016 of approximately $2.0 million. The funds generated from financing activities during the first quarter of Fiscal 2017 were primarily the result of proceeds from the April 2016 underwritten public offering described below, offset by net repayments under the credit facility and the repayments of notes payable and capital lease obligations. During the first quarter of Fiscal 2016, the funds used in financing activities were primarily the result of cash equivalents restricted by Wells Fargo. As a condition of the amended Credit Agreements with Wells Fargo, $5.0 million of cash equivalents was restricted during the first quarter of Fiscal 2016 as additional security for the credit facility.

On April 19, 2016, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as the sole book-running manager, and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, as the co-manager, related to public offering of 2.7 million shares of our common stock and pre-funded Series B warrants to purchase up to 5.5 million shares of common stock, which were offered in lieu of common stock to those purchasers whose purchase of common stock in the offering otherwise would result in the purchaser beneficially owning more than 4.99% of the Company’s outstanding common stock following the completion of the offering. Also included in the offering were Series A warrants to purchase 4.1 million shares of common stock. Every two shares of common stock were sold with one Series A warrant to purchase one share of common stock at a collective negotiated price of $3.50. Every two Series B warrants were sold with one Series A warrant to purchase one share of common stock at a collective negotiated price of $3.48. The net proceeds to the Company from the sale of the common stock and warrants, after deducting fees and other offering expenses, were approximately $13.1 million. The offering closed on April 22, 2016. In connection with this underwritten public offering, the Company is subject to a lock up with respect to the at-the-market offering program that expires in September 2016.

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. In connection with the April 2016 underwritten public offering, the Company is subject to a lock up with respect to the at-the-market offering program that expires in September 2016. During Fiscal 2016, 6.9 million shares of the Company’s common stock had been sold and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $12.7 million.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $2,000 of net cash used during the first quarter of Fiscal 2017, compared with $0.1 million of net cash used during the first quarter of Fiscal 2016.

Credit Facility  We maintain the Credit Agreements, with Wells Fargo, which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Credit Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the credit facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Credit Agreements will terminate in accordance with its terms on September 1, 2017, and the other one will terminate on September 30, 2017. On June 7, 2016, the Company and Wells Fargo entered into an amendment to the Credit Agreements which set the financial covenants for Fiscal 2017. As of June 30, 2016 and March 31, 2016, $6.1 million and $9.5 million in borrowings were outstanding, respectively, under the credit facility.

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

Several times since entering into the Credit Agreements we were not in compliance with certain covenants under the credit facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Credit Agreements in response to the default and waiver. If we had not obtained the waivers and amended the Credit Agreements, we would not be able to draw additional funds under the credit facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Credit Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Credit Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo. As of June 30, 2016 the Company was in compliance with the covenants contained in the amended Credit Agreements for Fiscal 2017.

Working Capital  During the first quarter of Fiscal 2017, the Company’s working capital requirements were in accordance with management’s plan, primarily because of a reduction in inventory and the timing of payments of accounts payable. Although the Company didn’t fully achieve its planned number of product shipments during the first quarter of Fiscal 2017, resulting in lower than expected revenue, the Company achieved lower than expected net loss primarily because of reductions in operating expenses and bad debt recovery. We continue to be negatively impacted by the volatility of the global oil and gas markets, a substantially stronger U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and Middle East. Our cash and cash equivalents as of June 30, 2016 and March 31, 2016 were $19.0 million ($24.0 million when combined with restricted cash related to the credit facility) and $11.7 million ($16.7 million when combined with restricted cash related to the credit facility) million, respectively. Cash and cash equivalents and restricted cash, less the amount outstanding under the credit facility, was $18.0 million and $7.2 million as of June 30, 2016 and March 31, 2016, respectively.

Based on management’s projections, free cash of approximately $18.0 million (cash and cash equivalents and restricted cash less amounts outstanding under the credit facility), which includes net proceeds of approximately $13.1 million from the April 22, 2016 underwritten public offering, is sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If revenue is less than management’s projections, management has the ability to manage certain operating expenses, assets and liabilities, specifically the procurement of inventory, timing of payments of accounts payable and capital expenditures depending on the results of the Company’s operations to preserve its cash and cash equivalents.

If the Company is unable to manage its cash flows in the areas discussed above, the Company may need to raise additional capital in the near term. The Company may seek to raise funds by selling additional securities after the expiration of the applicable lock-up period (through the at-the-market offering discussed above or otherwise) to the public or to selected investors or by obtaining additional debt financing.  There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans (including raising funds through the at-the-market offering program after the lock-up period and maintaining availability under its credit facility) or obtain additional financing that may be needed, the Company may need to significantly reduce its operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our accounts receivable balance, net of allowances, was $15.7 million and $13.6 million as of June 30, 2016 and March 31, 2016, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by 21 days to 75 days as of June 30, 2016 compared to 54 days as of June 30, 2015. The change in DSO was largely the result of lower than expected revenue and slower collection of accounts receivable for the first quarter of Fiscal 2017 compared to the first quarter of Fiscal 2016. During the first quarter of Fiscal 2017, we recorded approximately $0.9 million in bad debt recovery primarily with respect to the collection of cash for receivables from EMI, one of the Company’s distributors in the Middle East and Africa. We recorded approximately $2.6 million during the second quarter of Fiscal 2015 with respect to the accounts receivable allowance from EMI. As of June 30, 2016, the accounts receivable allowance for EMI was cleared and we received payment of approximately $0.5 million from BPC towards their account receivable allowance. There were no bad debt expense or recovery recorded during the first quarter of Fiscal 2016.

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

Contractual Obligations and Commercial Commitments

Except for scheduled payments made on operating leases during the first quarter of Fiscal 2017, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2016.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the potential impact ASU 2016-09 will have on our financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are currently evaluating the potential impact ASU 2015-11 will have on our financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The Company has adopted ASU 2015-03 with no impact on its consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We will apply the requirements of ASU 2014-15 during the fiscal year ended March 31, 2017.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has adopted ASU 2014-12 effective March 31, 2016 with no impact on its consolidated financial position or results of operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. We will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019), and interim periods within those annual periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in its Annual Report on Form 10-K for Fiscal 2016.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. Plaintiffs’ opposition was filed July 29, 2016, and Defendants’ reply is due August 26, 2016.  The Company has not recorded any liability as of June 30, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms.

Federal Derivative Lawsuits

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

On July 12, 2016, another purported shareholder derivative action was filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment.  It demands damages sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation (d)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016 (e)
3.6	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation (e)
4.1	Amendment No. 5 to Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC (e)
4.2	Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc. (e)
4.3	Form of Series A Warrant issued to investors in the April 2016 public offering (f)
4.4	Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering (f)
10.1	Sixteenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2016 (g)
10.2	Underwriting Agreement by and among Capstone Turbine Corporation and Oppenheimer & Co. Inc., as representative of the underwriters named therein, dated April 19, 2016 (f)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2016 (File No. 001-15957)

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957)

(g)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: August 4, 2016

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation (d)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016 (e)
3.6	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation (e)
4.1	Amendment No. 5 to Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC (e)
4.2	Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc. (e)
4.3	Form of Series A Warrant issued to investors in the April 2016 public offering (f)
4.4	Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering (f)
10.1	Sixteenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2016 (g)
10.2	Underwriting Agreement by and among Capstone Turbine Corporation and Oppenheimer & Co. Inc., as representative of the underwriters named therein, dated April 19, 2016 (f)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2016 (File No. 001-15957)

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957)

(g)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (File No. 001-15957)