Form 10-Q
period 2016-09-30
CAPSTONE TURBINE Corp
filed 2016-11-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2016 was 35,685,784.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2016	2016
Assets
Current Assets:
Cash and cash equivalents	$11,106	$11,704
Restricted cash	5,006	5,002
Accounts receivable, net of allowances of $7,032 at September 30, 2016 and $8,909 at March 31, 2016	12,750	13,575
Inventories	16,955	16,126
Prepaid expenses and other current assets	2,208	2,636
Total current assets	48,025	49,043
Property, plant and equipment, net	2,796	3,537
Non-current portion of inventories	2,272	2,143
Intangible assets, net	805	941
Other assets	240	228
Total	$54,138	$55,892
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$12,087	$13,187
Accrued salaries and wages	1,829	1,880
Accrued warranty reserve	1,327	1,639
Deferred revenue	4,520	4,368
Revolving credit facility	6,178	9,459
Current portion of notes payable and capital lease obligations	50	361
Total current liabilities	25,991	30,894
Long-term portion of notes payable and capital lease obligations	33	74
Other long-term liabilities	179	184
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized, 30,794,703 shares issued 30,678,284 shares outstanding at September 30, 2016; 23,857,516 shares issued and 23,753,873 shares outstanding at March 31, 2016	31	24
Additional paid-in capital	866,878	853,288
Accumulated deficit	(837,336)	(826,955)
Treasury stock, at cost; 116,419 shares at September 30, 2016 and 103,643 shares at March 31, 2016	(1,638)	(1,617)
Total stockholders’ equity	27,935	24,740
Total	$54,138	$55,892

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Product, accessories and parts	$11,518	$14,689	$27,301	$38,835
Service	3,480	3,216	6,762	6,050
Total revenue	14,998	17,905	34,063	44,885
Cost of goods sold:
Product, accessories and parts	11,341	13,147	24,978	33,061
Service	2,987	2,830	5,416	5,211
Total cost of goods sold	14,328	15,977	30,394	38,272
Gross margin	670	1,928	3,669	6,613
Operating expenses:
Research and development	1,350	2,872	2,972	5,288
Selling, general and administrative	5,036	6,705	10,782	14,794
Total operating expenses	6,386	9,577	13,754	20,082
Loss from operations	(5,716)	(7,649)	(10,085)	(13,469)
Other (expense) income	(27)	(36)	(43)	(38)
Interest income	7	—	12	—
Interest expense	(129)	(197)	(263)	(347)
Loss before income taxes	(5,865)	(7,882)	(10,379)	(13,854)
Provision for income taxes	—	—	3	3
Net loss	$(5,865)	$(7,882)	$(10,382)	$(13,857)
Net loss per common share—basic and diluted	$(0.19)	$(0.48)	$(0.36)	$(0.84)
Weighted average shares used to calculate basic and diluted net loss per common share	30,498	16,578	28,843	16,552

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(10,382)	$(13,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	802	785
Amortization of deferred financing costs	86	85
Interest on restricted cash	(4)	—
Accounts receivable allowances	(1,396)	(30)
Inventory provision	483	539
Provision for warranty expenses	775	331
Loss on disposal of equipment	170	11
Stock-based compensation	479	848
Changes in operating assets and liabilities:
Accounts receivable	2,221	(3,014)
Inventories	(1,442)	(6,170)
Prepaid expenses and other current assets	322	(187)
Accounts payable and accrued expenses	(1,156)	2,934
Accrued salaries and wages and long term liabilities	(55)	(23)
Accrued warranty reserve	(1,087)	(1,040)
Deferred revenue	153	376
Net cash used in operating activities	(10,031)	(18,412)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(84)	(1,272)
Net cash used in investing activities	(84)	(1,272)
Cash Flows from Financing Activities:
Net (repayments of) proceeds from revolving credit facility	(3,281)	2,211
Changes in restricted cash	—	(5,000)
Repayment of notes payable and capital lease obligations	(298)	(337)
Cash used in employee stock-based transactions	(17)	(56)
Net proceeds from equity issuances	13,113	1,244
Net cash provided by financing activities	9,517	(1,938)
Net decrease in Cash and Cash Equivalents	(598)	(21,622)
Cash and Cash Equivalents, Beginning of Year	11,704	32,221
Cash and Cash Equivalents, End of Year	$11,106	$10,599
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$87	$243
Income taxes	$—	$5
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$27	$139

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

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. The Company’s net loss from operations for the second quarter of Fiscal 2017 was $5.7 million. Management believes that the Company will continue to make progress on its path to profitability by lowering its operating costs and continuing to develop geographical and vertical markets. The Company’s cash and cash equivalents as of September 30, 2016 and March 31, 2016 were $11.1 million ($16.1 million when combined with restricted cash related to the line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”)) and $11.7 million ($16.7 million when combined with restricted cash related to the Credit Facility with Wells Fargo), respectively. See Note 11—Revolving Credit Facility for discussion of the Credit Facility. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $9.9 million and $7.2 million as of September 30, 2016 and March 31, 2016, respectively. The Company’s working capital requirements during the second quarter of Fiscal 2017 were higher than planned, primarily as a result of higher finished goods inventory, warranty claims and reductions to accounts payable as a result of payments made by the Company. Additionally, the Company did not fully achieve its planned number of product shipments during the second quarter of Fiscal 2017, resulting in lower than expected revenue primarily in the United States and Canadian oil and gas markets. The Company completed an offering of common stock and warrants on October 21, 2016. See Note 17—Subsequent Events for discussion with respect to this offering.

Based on management’s projections, free cash of approximately $9.9 million (cash, cash equivalents and restricted cash less amounts outstanding under the Credit Facility), and the net proceeds of approximately $6.8 million from the October 21, 2016 offering of common stock and warrants, are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. See Note 17—Subsequent Events for discussion with respect to the October 21, 2016 offering. If revenue is less than management’s projections, management may attempt to preserve the Company’s cash and cash equivalents by managing certain operating expenses, assets and liabilities, specifically the procurement of inventory, timing of payments of accounts payable and capital expenditures depending on the results of the Company’s operations.

If the Company is unable to manage its cash flows in the areas discussed above, the Company may need to raise additional capital in the near term. In connection with the October 21, 2016 offering of common stock and warrants, the Company is subject to a lock-up that expires in March 2017, with certain issuances of securities by the Company being exempt from the lock-up. The Company may seek to raise funds by selling additional securities pursuant to exemptions from the lock-up or after the expiration of the applicable lock-up period (through the at-the-market offering or otherwise) to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans (including raising funds through the at-the-market offering program after the lock-up period and maintaining availability under its Credit Facility) or obtain additional financing that may be needed, the Company may need to significantly reduce its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 6, 2015, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share, effective as of 4:30 p.m. Eastern Standard Time on the filing date. For purposes of presentation, all share and per share information and instruments outstanding under stock plans contained in this Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, Capstone Turbine Singapore Pte., Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions. In connection with the Company’s strategic plan to reduce its operating expenses, the Company is in the process of dissolving Capstone Turbine Singapore Pte., Ltd.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The Company has adopted ASU 2015-03 with no impact on its financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will apply the requirements of ASU 2014-15 during the fiscal year ended March 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies and the impact of ASU 2014-09, if any, on its financial position and results of operations. The Company will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019) and interim periods within those annual periods.

4.  Customer Concentrations and Accounts Receivable

Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, accounted for 11% of revenue for the three months ended September 30, 2016. Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 29% and 12%, respectively, of revenue for the three months ended September 30, 2015. For the six months ended September 30, 2016, Regatta Solutions, Inc. (“Regatta”), one of the Company’s domestic distributors, accounted for 11% of revenue. For the six months ended September 30, 2015, Horizon and Optimal accounted for 18% and 13% of revenue, respectively.

Additionally, Regatta, Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, and IBT Europe GmbH, one of the Company’s European distributors, accounted for 21%, 17%, and 15%, respectively, of net accounts receivable as of September 30, 2016. DTC, Optimal, Reliable Secure Power Systems, one of the Company’s domestic distributors, and Regale Energy Zrt, the Company’s Hungarian distributor, accounted for 28%, 11%, 10% and 10%, respectively, of net accounts receivable as of March 31, 2016.

The Company recorded net bad debt recovery of approximately $0.5 million for the three months ended September 30, 2016. During the six months ended September 30, 2016, the Company recorded approximately $1.4 million in net bad debt recovery with respect to the collection of cash for receivables primarily from BPC and Electro Mecanique Industries, one of the Company’s distributors in the Middle East and Africa, previously reserved during Fiscal 2015. There were no significant bad debt charges or recoveries for the three or six months ended September 30, 2015.

5.  Inventories

Inventories are valued on a first in first out (“FIFO”) basis and lower of cost or market net of provisions for slow moving, excess, obsolete or otherwise impaired inventories and consisted of the following as of September 30, 2016 and March 31, 2016 (in thousands):

	September 30,	March 31,
	2016	2016
Raw materials	$13,782	$16,539
Work in process	557	554
Finished goods	4,888	1,176
Total	19,227	18,269
Less non-current portion	(2,272)	(2,143)
Current portion	$16,955	$16,126

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2016 is 1.6 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2016 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,862
25 to 36 months	353
37 to 48 months	57
Total	$2,272

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.3 million and $0.6 million for the three and six months ended September 30, 2016, respectively. The Company recorded depreciation expense of $0.3 million and $0.6 million for the three and six months ended September 30, 2015, respectively. Property, plant and equipment consisted of the following as of September 30, 2016 and March 31, 2016 (in thousands):

	September 30,	March 31,
	2016	2016
Machinery, rental equipment, equipment, automobiles and furniture	$18,662	$19,016
Leasehold improvements	9,855	9,855
Molds and tooling	2,847	2,824
	31,364	31,695
Less, accumulated depreciation	(28,568)	(28,158)
Total property, plant and equipment, net	$2,796	$3,537

7.  Intangible Assets

The Company recorded amortization expense of $0.1 million for each of the three and six months ended September 30, 2016. The Company recorded amortization expense of $0.1 million for each of the three and six months ended September 30, 2015. Intangible assets consisted of the following as of September 30, 2016 and March 31, 2016 (in thousands):

	September 30, 2016
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,659	$41
Technology	10 years	2,240	1,493	747
Backlog	Various	490	473	17
Trade name & Parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$8,196	$7,391	$805

	March 31, 2016
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,635	$65
Technology	10 years	2,240	1,381	859
Backlog	Various	490	473	17
Trade name & Parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$8,196	$7,255	$941

Expected future amortization expense of intangible assets as of September 30, 2016 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2017 (remainder of fiscal year)	$152
2018	242
2019	224
2020	187
Thereafter	—
Total expected future amortization	$805

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $6,400 and $7,000 were earned by Solar for the three months ended September 30, 2016 and 2015, respectively. Royalties of approximately $14,700 and $19,200 were earned by Solar for the six months ended September 30, 2016 and 2015, respectively. Earned royalties of approximately $6,400 and $35,000 were unpaid as of September 30, 2016 and March 31, 2016, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

The following table summarizes, by statement of operations line item, stock-based compensation expense for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of goods sold	$14	$35	$29	$69
Research and development	13	24	16	10
Selling, general and administrative	214	326	434	769
Stock-based compensation expense	$241	$385	$479	$848

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares.

Stock Options

The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. Generally, stock based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock based compensation recognized is reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the six months ended September 30, 2016 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2016	467,631	$22.68
Granted	88,930	$1.70
Exercised	—	$—
Forfeited, cancelled or expired	(91,295)	$26.00
Options outstanding at September 30, 2016	465,266	$18.02	4.1	—
Options fully vested at September 30, 2016 and those expected to vest beyond September 30, 2016	465,266	$18.02	4.1	—
Options exercisable at September 30, 2016	376,336	$21.87	2.7	—

Black-Scholes Model Valuation Assumptions

The Company calculated the estimated fair value of each stock option granted during the three and six months ended September 30, 2016 and 2015 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk-free interest rates	1.3%	—	1.3%	1.5%
Expected lives (in years)	5.7	—	5.7	5.7
Dividend yield	—%	—	—%	—%
Expected volatility	133.9%	—	133.9%	59.0%
Weighted average grant date fair value of options granted during the period	$1.52	$—	$1.52	$6.80

The Company’s computation of expected volatility for the three and six months ended September 30, 2016 and 2015 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.  During the fiscal year ended March 31, 2016, the Company’s executive management team voluntarily agreed to cancel and terminate a total of 65,508 unvested stock options that had been previously issued to them. The Company recorded expense of approximately $3,000 and $0.1 million associated with its stock options during the three months ended September 30, 2016 and 2015, respectively. The Company recorded expense of approximately $3,000 and $0.3 million associated with its stock options during the six months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was approximately $0.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 3.9 years.

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

		Weighted
		Average Grant
		Date Fair
Restricted Stock and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2016	256,787	$6.53
Granted	209,259	1.71
Vested and issued	(63,962)	11.50
Repurchase	(6,228)	6.20
Forfeited	(33,264)	7.05
Nonvested restricted stock units outstanding at September 30, 2016	362,592	2.83
Restricted stock units expected to vest beyond September 30, 2016	362,581	$2.83

The following table provides additional information on restricted stock units for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted stock compensation expense (in thousands)	$188	$217	$375	$511
Aggregate fair value of restricted stock units vested and issued (in thousands)	$85	$142	$107	$340
Weighted average grant date fair value of restricted stock units granted during the period	$1.71	$7.20	$1.71	$9.20

As of September 30, 2016, there was approximately $0.8 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.9 years.

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

There were no PRSUs granted during the either of the three or six months ended September 30, 2016. During the first quarter of Fiscal 2016, the Company granted a total of 10,000 PRSUs to the Chief Executive Officer. The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2016 was $15.50. Based on the Company’s assessment as of March 31, 2016 that the PRSU threshold for the first performance measurement of the PRSUs granted in Fiscal 2016 likely would not be met, the Chief Executive Officer PRSU awards were adjusted and no compensation expense was recorded or recognized during Fiscal 2016. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issues restricted stock awards under the 2000 Plan to employees and non-employee directors. During the three and six months ended September 30, 2016 the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock award activity for the three and six months ended September 30, 2016 and 2015:

	Three Months		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted stock awards compensation expense (in thousands)	$50	$33	$101	$63
Restricted stock awards granted	29,910	4,223	62,111	7,681
Weighted average grant date fair value of restricted stock awards granted during the period	$1.69	$7.80	$1.63	$8.20

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

Grants outside of 2000 Plan

As of September 30, 2016, the Company had outstanding 237,159 non-qualified common stock options and 14,820 restricted stock units issued outside of the 2000 Plan. The Company granted 88,930 of these stock options during the three months ended September 30, 2016, 148,229 of these stock options prior to Fiscal 2017 and all 14,820 of these restricted stock units during the three months ended September 30, 2016 as inducement grants to new officers and employees of the Company, with exercise prices or values, as applicable, based on the fair market value of the Company’s common stock on the grant date.

Outside of 2000 Plan	Options	RSUs
President and Chief Executive Officer	100,000	—
Executive Vice President of Sales and Marketing	42,500	—
Vice President, Manufacturing	88,930	14,820
Former Vice President of Operations	5,729	—
Outstanding stock outside of 2000 Plan	237,159	14,820

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

The following table outlines the warrant activity for the six months ended September 30, 2016:

	Series A	Series B
	Warrants	Warrants
Balance, April 22, 2016 (date of issuance)	4,107,500	5,515,000
Warrants exercised	—	(4,107,500)
Warrants expired	—	—

Balance, end of the period	4,107,500	1,407,500

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During Fiscal 2016, 6.9 million shares of the Company’s common stock were sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $12.7 million. In connection with the October 2016 offering of common stock and warrants, the Company is subject to a lock-up that expires in March 2017, with certain issuances of securities by the Company being exempt from the lock-up. During the six months ended September 30, 2016 the Company did not sell any common stock pursuant to the at-the-market offering program.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2016

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$9,509	$9,509	$—	$—
Restricted Cash	$5,006	$5,006	$—	$—

Cash equivalents include cash held in money market and U.S. treasury funds at September 30, 2016.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2016 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2016

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$3,002	$3,002	$—	$—
Restricted Cash	$5,002	$5,002	$—	$—

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

	As of		As of
	September 30, 2016		March 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$6,178	$6,178	$9,459	$9,459

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

The Credit Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Credit Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $5.3 million as of September 30, 2016, and (iii) limitations on the Company’s annual capital expenditures. The Credit Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

Several times since entering into the Credit Agreements the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Credit Agreements in response to the default and waiver.  If the Company had not obtained the waivers and amended the Credit Agreements, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Credit Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance. Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Credit Agreements through the end of Fiscal 2017. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of non-compliance from Wells Fargo. As of September 30, 2016, the Company was in compliance with the covenants contained in the amended Credit Agreements for Fiscal 2017.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter–Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate was 4.6% and 4.4% at September 30, 2016 and March 31, 2016, respectively.

The Company is required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of September 30, 2016 and March 31, 2016, $6.2 million and $9.5 million in borrowings were outstanding, respectively, under the Credit Facility. As of September 30, 2016, approximately $12.2 million was available for additional borrowing. Interest expense related to the Credit Facility during the three months ended September 30, 2016 was $0.1 million, which includes $42,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended September 30, 2015 was $0.2 million, which includes $42,000 in amortization of deferred financing costs. Interest expense related to the Credit Facility during each of the six months ended September 30, 2016 and 2015 was $0.3 million, which includes $0.1 million in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and geography of sale.  The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the six months ended September 30, 2016 are as follows (in thousands):

Balance, beginning of the period	$1,639
Standard warranty provision	775
Deductions for warranty claims	(1,087)
Balance, end of the period	$1,327

13.  Deferred Revenue

Changes in deferred revenue during the six months ended September 30, 2016 are as follows (in thousands):

FPP Balance, beginning of the period	$2,929
FPP Billings	6,577
FPP Revenue recognized	(6,219)
Balance attributed to FPP contracts	3,287
Deposits	1,233
Deferred revenue balance, end of the period	$4,520

Deferred revenue attributed to Comprehensive Factory Protection Plan (“FPP”) contracts represents the unearned portion of the billed agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for orders to be delivered in the future.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. Carrier earned $0.1 million and $0.2 million in royalties for C200 and C1000 Series system sales during the three months ended September 30, 2016 and 2015, respectively. Carrier earned $0.3 million and $0.6 million in royalties for C200 and C1000 system sales during the six months ended September 30, 2016 and 2015, respectively. Earned royalties of approximately $0.1 million and $0.2 million were unpaid as of September 30, 2016 and March 31, 2016, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2016, the Company had firm commitments to purchase inventories of approximately $25.8 million through Fiscal 2019. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.2 million as of each of September 30, 2016 and March 31, 2016. Rent expense was approximately $0.6 million during each of the three months ended September 30, 2016 and 2015. Rent expense was approximately $1.2 million during each of the six months ended September 30, 2016 and 2015.

Other Commitments

In September 2010, the Company was awarded a grant from the U.S. Department of Energy (“DOE”) for the research, development and testing of a more efficient microturbine CHP system. The contract had a term of five years, a project cost of approximately $11.7 million and was completed in September 2015. The DOE contributed $5.0 million toward the project, of which $4.2 million was allocated to the Company, and the Company incurred approximately $6.7 million in research and development expense. The Company billed the DOE under the contract for this project a cumulative amount of $4.2 million through September 30, 2015, the date on which the contract was completed.

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2016, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015. Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. Plaintiffs’ opposition was filed July 29, 2016, and Defendants’ reply was filed September 23, 2016. The Company has not recorded any liability as of September 30, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.  On May 10, 2016, the Court entered that proposed order. A status conference is scheduled for December 16, 2016.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors. The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition. The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.

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

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively.  The lawsuits allege that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Both complaints demand damages sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms. The federal derivative actions have been consolidated and stayed until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2016 which would make these instruments anti-dilutive. As of September 30, 2016 and 2015, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.8 million and 0.7 million, respectively. As of September 30, 2016, the number of warrants excluded from diluted net loss per common share computations was approximately 5.5 million. As of September 30, 2015, the Company did not have any warrants outstanding.

17.  Subsequent Events

On October 18, 2016, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell 3,600,000 shares of common stock, pre-funded Series B warrants to purchase up to 2,700,000 shares of common stock, and Series A warrants to purchase up to 6,300,000 shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, the Company engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which will be payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock, subject to adjustment for certain dilutive issuances. The net proceeds to the Company from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016. In connection with the offering, the Company is subject to a lock-up that expires in March 2017, with certain issuances of securities by the Company being exempt from the lock-up.

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

During the second quarter of Fiscal 2017 our net loss decreased by 25% to $5.9 million and our net loss per share improved by 60% to $0.19 compared to the same period last year. The improvement in the net loss during the second quarter of Fiscal 2017 was primarily the result of a reduction of operating expenses of approximately 33% from the same period last year through our cost reduction program. In addition, the net loss during the second quarter of Fiscal 2017 included bad debt recovery primarily from BPC Engineering (“BPC”), one of the Company’s Russian distributors, previously reserved during Fiscal 2015. During the second quarter of Fiscal 2017, our revenue from the Russian market was approximately 16% of revenue compared to 1% of revenue the same period last year as we continue to rebuild our business in the Russian market. Our gross margin was 5% for the second quarter of Fiscal 2017, which represents a decrease of approximately 600 basis points from our gross margin of 11% for the second quarter of Fiscal 2016, resulting primarily from 16% lower revenue in the second quarter of Fiscal 2017 compared to the same period last year. During the second quarter of Fiscal 2017 our percentage of revenue from the energy efficiency market was approximately 81% of revenue compared to 68% of revenue the same period last year. Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

Capstone products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, however, we have refocused our business strategy to target projects within the energy efficiency and renewal energy markets. The actual shift to the energy efficiency market is reflected in the product shipment by vertical markets table on page 23. We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Energy efficiency	81%	68%	61%	47%
Natural resources	8%	26%	31%	44%
Renewable energy	11%	6%	8%	9%

Energy Efficiency—CHP/CCHP

Energy efficiency maximizes the use of energy produced by the microturbines, reduces emissions compared with traditional power generation and enhances the economic advantage to customers. Energy efficiency applications use both the heat and electric energy produced in the power generation process. Using the heat and electricity created from a single combustion process increases the efficiency of the system from approximately 30% to 85% or more. The increased operating efficiency reduces overall greenhouse gas emissions compared with traditional independent sources such as power generation and local thermal generation and, through displacement of other separate systems, can reduce variable production costs.

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

Marine

Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel, work boats and cargo ship markets. The most immediate market for our marine products is for use as ship auxiliaries. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. This application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender.

Backlog

Backlog represents the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to revenue for accounting purposes. A significant portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months and that our backlog may not be indicative of future revenue. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

The following table summarizes changes in our backlog for the three months ended September 30, 2016 and 2015 (amounts in thousands):

	As of September 30,
	2016			2015
	Megawatts	Units	Dollars	Megawatts	Units	Dollars
Backlog, beginning of the period	112.5	572	$108.4	112.0	592	$108.0
Orders, net	9.0	67	8.9	7.6	45	8.4
Shipments	(8.2)	(58)	(8.2)	(11.6)	(58)	(11.6)
Backlog, end of the period	113.3	581	$109.1	108.0	579	$104.8

Ending backlog as of September 30, 2016, includes the removal of a portion of our 100 kW microturbine (“TA100”) backlog of approximately $2.4 million for 17 units, or 1.7 megawatts, acquired from Calnetix Power Solutions, Inc. This impairment, which occurred during the three months ended March 31, 2016 aligns our TA100 backlog with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers. The backlog balances as of September 30, 2015 in the above table do not reflect this adjustment.

The following table summarizes our backlog:

	As of September 30,
	2016		2015
	Megawatts	Units	Megawatts	Units
C30	1.9	62	1.7	58
C65	26.2	404	26.0	400
TA100	0.2	2	1.9	19
C200	3.6	18	3.0	15
C600	8.4	14	5.4	9
C800	4.0	5	4.0	5
C1000	68.0	68	65.0	65
Waste heat recovery generator	1.0	8	1.0	8
Total Backlog	113.3	581	108.0	579
2.

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 95 distributors and Original Equipment Manufacturers (“OEMs”). In United States and Canada, we currently have 24 distributors and OEMs. Outside of United States and Canada, we currently have 71 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.

Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan (“FPP”) for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and onsite training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of September 30, 2016 was $72.7 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Our FPP backlog as of March 31, 2016 was $66.5 million.

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

5.

New Product Development  Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability and reduce direct material costs. During the three months ended September 30, 2016 we continued to make progress on our fuels program with a new and cleaner fuel injector apparatus. When used with liquid fuel, Capstone’s multi-staged lean pre-vaporizing, pre-mixing fuel injector provides ultra-low emissions that meet United States Environmental Protection Agency (EPA) Tier 4 requirements for power generation. The new fuel injector is currently available for Capstone’s C65 microturbine and will soon be extended to our other microturbine products.

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

During Fiscal 2016, we unveiled the Capstone C1000 Signature microturbine as part of our new Signature Series microturbine energy systems which also includes an 800kW or 600kW microturbine. The Signature Series microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. A few of the key upgrades include integrated heat recovery for CHP and CCHP applications, two-stage air filtration system, improved enclosure, relocated engine exhaust stack and redesigned discharge for enclosure cooling air. The C1000 Signature microturbine is one of the world’s most integrated and compact 1MW CHP solutions. The 8-foot wide by 30-foot long 1MW power plant reaches approximately 82% total system efficiency and is significantly quieter than the original C1000 for installation in low noise urban environments.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2016 and continue to include the following areas:

•	Impairment of long-lived assets, including intangible assets with finite lives;

•	Inventory write-downs and classification of inventories;



•	Estimates of warranty obligations;



•	Accounts receivable allowances;



•	Deferred tax assets and valuation allowance; and



•	Stock-based compensation expense.

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenue  Revenue for the three months ended September 30, 2016 decreased $2.9 million, or 16%, to $15.0 million from $17.9 million for the three months ended September 30, 2015. The change in revenue for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 included decreases in revenue of $3.6 million from the Asian and Australian markets, $2.4 million from the United States and Canadian markets, $0.5 million from the Middle East and African markets and $0.2 million from the Latin American market. These overall decreases in revenue were offset by an increase in revenue of $3.8 million from the European and Russian markets. The decrease in revenue in the Asian and Australian markets is primarily the result of large non-recurring microturbine product shipments for specific projects that had occurred during the three months ended September 30, 2015. The decrease in revenue in the United States and Canadian markets during the three months ended September 30, 2016 compared to the same period last year was primarily the result of the continued volatility in the global oil and gas market. The decrease in revenue from the Latin American market during the three months ended September 30, 2016 compared to the same period last year was primarily the result of a shift in certain customers’ project timelines. The increase in revenue in the European and Russian markets during the three months ended September 30, 2016 compared to the same period last year was primarily because of our strategic initiative to improve the diversification of our revenue and the rebuilding of our business in the Russian market. Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

For the three months ended September 30, 2016, revenue from microturbine products decreased $3.4 million, or 29%, to $8.2 million from $11.6 million for the three months ended September 30, 2015. Megawatts shipped during the three months ended September 30, 2016 decreased 3.4 megawatts, or 29%, to 8.2 megawatts from 11.6 megawatts during the three months ended September 30, 2015. The decrease in revenue and megawatts shipped was because of delays of certain oil and gas projects, globally, resulting from the continued volatility in the oil and gas market. Average revenue per megawatt shipped was approximately $1.0 million during each of the three months ended September 30, 2016 and 2015.

The following table provides additional information on our shipments (revenue amounts in millions):

	Three Months Ended September 30,
	2016		2015
	Revenue	Megawatts	Revenue	Megawatts
United States and Canada	$1.0	0.6	$2.8	2.5
Europe and Russia	5.7	6.3	1.8	2.0
Latin America	0.5	0.4	1.5	1.8
Asia and Australia	1.0	0.9	5.0	4.7
Middle East and Africa	—	—	0.5	0.6
Total from Microturbine Products	$8.2	8.2	$11.6	11.6

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2016			2015
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.8	0.5	16	$0.4	0.3	10
C65	2.5	2.3	36	2.2	2.3	36
C200	—	—	—	0.2	0.2	1
C600	0.7	0.6	1	3.1	3.0	5
C800	0.8	0.8	1	0.7	0.8	1
C1000	3.4	4.0	4	5.0	5	5
Sub-total from Microturbine Products	$8.2	8.2	58	$11.6	11.6	58
Accessories and Parts	3.3	—	—	3.1	—	—
Total Product, Accessories and Parts	$11.5	8.2	58	$14.7	11.6	58
Service	3.5	—	—	3.2	—	—
Total	$15.0	8.2	58	$17.9	11.6	58

For the three months ended September 30, 2016, revenue from our accessories and parts increased $0.2 million, or 6%, to $3.3 million from $3.1 million for the three months ended September 30, 2015. The increase in revenue from accessories and parts was primarily because of an increase in sales of microturbine parts.

Service revenue for the three months ended September 30, 2016 increased $0.3 million, or 9%, to $3.5 million from $3.2 million for the three months ended September 30, 2015. The increase in service revenue was primarily the result of our growing installed base and the market’s acceptance of our FPP offering.

Sales to BPC accounted for 11% of revenue for the three months ended September 30, 2016. Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 29% and 12%, respectively, of revenue for the three months ended September 30, 2015.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $0.7 million, or 5% of revenue, for the three months ended September 30, 2016 compared to a gross margin of $1.9 million, or 11% of revenue, for the three months ended September 30, 2015. Of the $1.2 million decrease in the gross margin during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, $1.5 million was primarily the result of a shift in product mix and $0.7 million was because of warranty expense. These reductions in gross margin were partially offset by decreases in variable production and service center manufacturing expenses of $1.0 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.7 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 reflects warranty accommodations and timing of warranty claims in the current period and the result of a benefit in the same period last year related to the decrease in the number of units covered under warranty. Management expects warranty expense in Fiscal 2017 to be higher than in Fiscal 2016 because of warranty accommodations, timing of warranty claims and benefits recorded in Fiscal 2016 related to the decrease in the number of units covered under warranty.

Production and service center labor and overhead expense decreased $1.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of decreases in freight expense of $0.2 million, salaries expense of $0.2 million and $0.1 million of each of consulting expense, supplies expense and business travel expense. These decreases were primarily the result of our cost reduction program to lower labor and overhead expenses throughout the organization. In addition, the amount of overhead allocated to finished goods inventory increased $0.3 million during the three months ended September 30, 2016 compared to the same period last year.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended September 30,
	2016	2015
Gross Margin
Product, Accessories and Parts	$0.2	$1.5
As a percentage of revenue	2%	11%

Service	$0.5	$0.4
As a percentage of revenue	14%	12%

Total Gross Margin	$0.7	$1.9
As a percentage of revenue	5%	11%

Product, accessories and parts gross margin decreased approximately 900 basis points to 2% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily as a result of a shift in product mix. Service gross margin increased 200 basis points to 14% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily because of timing of FPP services performed.

Research and Development (“R&D”) Expenses R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the three months ended September 30, 2016 decreased $1.5 million, or 52%, to $1.4 million from $2.9 million for the three months ended September 30, 2015. The overall decrease in R&D expenses of approximately $1.5 million resulted from decreases in salaries expense of approximately $0.7 million, supplies expense of $0.5 million and consulting expense of $0.3 million. As part of our initiatives to reduce operating expenses and achieve profitability, during the three months ended September 30, 2015, we reduced the number of active research projects, which included the development of the C250 microturbine. Management expects R&D expenses in Fiscal 2017 to be lower than in Fiscal 2016 as a result of these cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended September 30, 2016 decreased $1.7 million, or 25%, to $5.0 million from $6.7 million for the three months ended September 30, 2015. The net decrease in SG&A expenses was comprised of decreases of approximately $0.3 million in salaries expense, $0.3 million in marketing expense, $0.2 million in business travel expense, $0.2 million in consulting expense and $0.2 million in professional services expense. These decreases were primarily the result of our cost reduction program to lower operating expenses throughout the organization. In addition, we recorded bad debt recovery of approximately $0.5 million for the three months ended September 30, 2016. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2017 to be lower than in Fiscal 2016 primarily as a result of our initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense decreased $0.1 million, or 50%, to $0.1 million during the three months ended September 30, 2016 from $0.2 million during the three months ended September 30, 2015. The decrease in interest expense was primarily the result of lower average balances outstanding under our line of credit (the “Credit Facility”) with Wells Fargo Bank National Association (“Wells Fargo”) during the three months ended September 30, 2016 compared to the same period last year. As of September 30, 2016, we had total debt of $6.2 million outstanding under the Credit Facility.

Six Months Ended September 30, 2016 and 2015

Revenue Revenue for the six months ended September 30, 2016 decreased $10.8 million, or 24%, to $34.1 million from $44.9 million for the six months ended September 30, 2015. The change in revenue for the six months ended September 30, 2016 compared to the six months ended September 30, 2015 included decreases in revenue of  $7.8 million from the United States and Canadian markets, $3.8 million from the Latin American market, $2.9 million from the Asian and Australian markets and $0.3 million from the Middle East and African markets. These overall decreases in revenue were offset by an increase in revenue of $4.0 million from the European and Russian markets. The decrease in revenue in the United States and Canadian markets during the three months ended September 30, 2016 compared to the same period last year were primarily the result of the continued volatility in the global oil and gas market. The decrease in revenue from the Latin American market during the six months ended September 30, 2016 compared to the same period last year was primarily the result of a shift in certain customers’ project timelines. The decrease in revenue in the Asian and Australian markets is primarily the result of large non-recurring microturbine product shipments for specific projects that had occurred during the six months ended September 30, 2015. The increase in revenue in the European and Russian markets during the six months ended September 30, 2016 compared to the same period last year was primarily because of our strategic initiative to improve the diversification of our revenue and the rebuilding of our business in the Russian market. Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

For the six months ended September 30, 2016, revenue from microturbine products decreased $11.6 million, or 36%, to $20.3 million from $31.9 million for the six months ended September 30, 2015. Megawatts shipped during the six months ended September 30, 2016 decreased 12.6 megawatts, or 39%, to 19.9 megawatts from 32.5 megawatts during the six months ended September 30, 2015. The decrease in revenue and megawatts shipped was because of delays of certain oil and gas projects, globally, resulting from the continued volatility in the oil and gas market. Average revenue per megawatt shipped was approximately $1.0 million during each of the six months ended September 30, 2016 and 2015.

The following table provides additional information on our shipments (revenue amounts in millions):

	Six Months Ended September 30,
	2016		2015
	Revenue	Megawatts	Revenue	Megawatts
United States and Canada	$6.3	5.8	$12.5	11.1
Europe and Russia	9.7	10.3	5.6	5.8
Latin America	0.7	0.6	6.1	7.8
Asia and Australia	3.4	3.0	7.2	7.2
Middle East and Africa	0.2	0.2	0.5	0.6
Total from Microturbine Products	$20.3	19.9	$31.9	32.5

 The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2016			2015
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$1.7	1.1	35	$0.8	0.5	17
C65	5.7	4.8	74	7.2	6.6	101
C200	0.8	0.8	4	2.1	2.0	10
C600	1.9	1.8	3	3.6	3.6	6
C800	2.4	2.4	3	4.6	4.8	6
C1000	7.8	9.0	9	13.6	15.0	15
Sub-total from Microturbine Products	$20.3	19.9	128	$31.9	32.5	155
Accessories and Parts	7.0	—	—	6.9	—	—
Total Product, Accessories and Parts	$27.3	19.9	128	$38.8	32.5	155
Service	6.8	—	—	6.1	—	—
Total	$34.1	19.9	128	$44.9	32.5	155

For the six months ended September 30, 2016, revenue from our accessories and parts increased $0.1 million, or 1%, to $7.0 million from $6.9 million for the six months ended September 30, 2015. The increase in revenue from accessories and parts was primarily because of an increase in sales of microturbine parts.

Service revenue for the six months ended September 30, 2016 increased $0.7 million, or 11%, to $6.8 million from $6.1 million for the six months ended September 30, 2015. The increase in service revenue was primarily the result of our growing installed base and the market’s acceptance of our FPP offering.

For the six months ended September 30, 2016, Regatta Solutions, Inc., one of the Company’s domestic distributors, accounted for 11% of revenue. For the six months ended September 30, 2015, Horizon and Optimal accounted for 18% and 13% of revenue, respectively.

Gross Margin The gross margin was $3.7 million, or 11% of revenue, for the six months ended September 30, 2016 compared to a gross margin of $6.6 million, or 15% of revenue, for the six months ended September 30, 2015. Of the $2.9 million decrease in the gross margin during the six months ended September 30, 2016 compared to the six months ended September 30, 2015, $4.6 million was primarily the result of a shift in product mix and $0.4 million was because of warranty expense. These reductions in gross margin were partially offset by decreases in variable production and service center manufacturing expenses of $1.7 million, royalty expense of $0.3 million and inventory charges of $0.1 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.4 million during the six months ended September 30, 2016 compared to the six months ended September 30, 2015 reflects accommodations and timing of claims in the current period and the result of a benefit in the same period last year related to the decrease in the number of units covered under warranty. Management expects warranty expense in Fiscal 2017 to be higher than in Fiscal 2016 because of warranty accommodations, timing of warranty claims and benefits recorded in Fiscal 2016 related to the decrease in the number of units covered under warranty.

Production and service center labor and overhead expense decreased $1.7 million during the six months ended September 30, 2016 compared to the six months ended September 30, 2015 as a result of decreases in freight expense of $0.5 million, salaries expense of $0.4 million, $0.3 million of consulting expense, $0.2 million of supplies expense and $0.1 million of business travel expense. These decreases were primarily the result of our cost reduction program to lower labor and overhead expenses throughout the organization. In addition, the amount of overhead allocated to finished goods inventory increased $0.2 million during the six months ended September 30, 2016 compared to the same period last year.

Inventory charges decreased $0.1 million during the six months ended September 30, 2016 compared to the six months ended September 30, 2015 primarily as the result of a decrease in provision for excess and obsolete inventory.

Royalty expense decreased $0.3 million during the six months ended September 30, 2016 compared to the six months ended September 30, 2015 as a result of lower sales of our C1000 Series systems.

The following table summarizes our gross margin (in millions except percentages):

	Six Months Ended September 30,
	2016	2015
Gross Margin
Product, Accessories and Parts	$2.3	$5.8
As a percentage of revenue	9%	15%

Service	$1.4	$0.8
As a percentage of revenue	20%	14%

Total Gross Margin	$3.7	$6.6
As a percentage of revenue	11%	15%

Product, accessories and parts gross margin decreased approximately 600 basis points to 9% during the six months ended September 30, 2016 compared to the six months ended September 30, 2015 primarily as a result of a decrease in product shipments and shift in product mix. Service gross margin increased 600 basis points to 20% during the six months ended September 30, 2016 compared to the six months ended September 30, 2015 primarily because of timing of FPP services performed.

During the fourth quarter of Fiscal 2015 we shipped approximately $0.7 million of product to BPC and given the uncertainty as to the collectability of the sale, revenue recognition on this shipment was deferred. As of June 30, 2016, the deferred revenue for this shipment was fully recognized as revenue upon collection of the invoice.

Research and Development (“R&D”) Expenses R&D expenses for the six months ended September 30, 2016 decreased $2.3 million, or 43%, to $3.0 million from $5.3 million for the six months ended September 30, 2015. The overall decrease in R&D expenses of approximately $2.3 million resulted from decreases in salaries expense of approximately $1.3 million, supplies expense of $0.8 million and consulting expense of $0.5 million. These overall decreases were offset by a reduction in cost-sharing benefits of $0.3 million. As part of our initiatives to reduce operating expenses and achieve profitability, during the six months ended September 30, 2015, we reduced the number of active research projects, which included the development of the C250 microturbine. Management expects R&D expenses in Fiscal 2017 to be lower than in Fiscal 2016 as a result of these cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the six months ended September 30, 2016 decreased $4.0 million, or 27%, to $10.8 million from $14.8 million for the six months ended September 30, 2015. The net decrease in SG&A expenses was comprised of decreases of approximately $1.7 million in salaries expense, $0.5 million in business travel expense, $0.4 million in marketing expense, and $0.2 million in consulting expense, offset by an increase of $0.2 million professional services expense. These decreases were primarily the result of our cost reduction program to lower operating expenses throughout the organization. During the six months ended September 30, 2016, we recorded approximately $1.4 million in net bad debt recovery primarily with respect to the collection of cash for receivables from two customers, previously reserved during Fiscal 2015. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2017 to be lower than in Fiscal 2016 primarily as a result of our initiatives to reduce operating expenses and achieve profitability.

Interest Expense – Interest expense was approximately $0.3 million for each of the six months ended September 30, 2016 and 2015. As of September 30, 2016, we had total debt of $6.2 million outstanding under the Credit Facility.

Income Taxes - Income tax expense was approximately $3,000 for each of the six months ended September 30, 2016 and 2015. Income tax expense was primarily related to local tax payments.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2017 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations. Management expects to spend less than planned as a result of a change in timing of capital expenditures for the replacement of older equipment. We have invested our cash in institutional funds that invest in high quality short term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalent balances decreased $0.6 million during the six months ended September 30, 2016, compared to a decrease of $21.6 million during the six months ended September 30, 2015. The improvement in cash used during the six months ended September 30, 2016 compared to the six months ended September 30, 2015 was primarily the result of proceeds from the April 2016 underwritten public offering described below.

Operating Activities  During the six months ended September 30, 2016, we used $10.0 million in cash in our operating activities, which consisted of a net loss for the period of $10.4 million, and cash used for working capital of $1.0 million, offset by non-cash adjustments (primarily accounts receivable allowances, warranty provision, depreciation and amortization, stock based compensation and inventory provision) of $1.4 million. During the six months ended September 30, 2015, operating cash usage was $18.4 million, which consisted of a net loss for the period of $13.9 million and cash used for working capital of $7.1 million, offset by non-cash adjustments of $2.6 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Six Months Ended September 30,
	2016	2015
Net loss	$(10,382)	$(13,857)
Non-cash operating activities(1)	1,394	2,569
Changes in operating assets and liabilities:
Accounts receivable	2,221	(3,014)
Inventories	(1,442)	(6,170)
Accounts payable and accrued expenses	(1,157)	2,934
Other changes in operating assets and liabilities	(665)	(874)
Net cash used in operating activities	$(10,031)	$(18,412)

(1)	Represents warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in accounts receivable was the result of lower revenue and improved level of collection of accounts receivable during the six months ended September 30, 2016 compared to the six months ended September 30, 2015. The change in inventory was primarily the result of decreases in raw materials and finished goods during the six months ended September 30, 2016 compared to the same period last year. The change in accounts payable and accrued expenses was primarily the result of lower operating expenses and timing and level of inventory receipts during the six months ended September 30, 2016 compared to the same period last year.

Investing Activities  Net cash used in investing activities of $0.1 million and $1.3 million during the six months ended September 30, 2016 and 2015, respectively, relates primarily to the acquisition of fixed assets.

Financing Activities During the six months ended September 30, 2016, we generated approximately $9.5 million from financing activities compared to cash used during the six months ended September 30, 2015 of approximately $1.9 million. The funds generated from financing activities during the six months ended September 30, 2016 were primarily the result of proceeds from the April 2016 underwritten public offering described below, offset by net repayments under the Credit Facility and repayments of notes payable and capital lease obligations. During the six months ended September 30, 2015, the funds used in financing activities were primarily the result of cash equivalents restricted by Wells Fargo. As a condition of the amended Credit and Security Agreements (as amended, the “Credit Agreements”) with Wells Fargo, $5.0 million of cash equivalents was restricted during the six months ended September 30, 2015 as additional security for the Credit Facility.

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

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During Fiscal 2016, 6.9 million shares of the Company’s common stock had been sold and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $12.7 million. In connection with the October 2016 offering of common stock and warrants, the Company is subject to a lock-up that expires in March 2017, with certain issuances of securities by the Company being exempt from the lock-up. During the six months ended September 30, 2016 the Company did not sell any common stock pursuant to the at-the-market offering program.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $16,000 of net cash used during the six months ended September 30, 2016, compared with $0.1 million of net cash used during the six months ended September 30, 2015.

Credit Facility  We maintain the Credit Agreements, with Wells Fargo, which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Credit Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Credit Agreements will terminate in accordance with its terms on September 1, 2017, and the other one will terminate on September 30, 2017. On June 7, 2016, the Company and Wells Fargo entered into an amendment to the Credit Agreements which set the financial covenants for Fiscal 2017. As of September 30, 2016 and March 31, 2016, $6.2 million and $9.5 million in borrowings were outstanding, respectively, under the Credit Facility.

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

Several times since entering into the Credit Agreements we were not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Credit Agreements in response to the default and waiver. If we had not obtained the waivers and amended the Credit Agreements, we would not be able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Credit Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance. Based on our current forecasts, management believes we will maintain compliance with the covenants contained in the amended Credit Agreements for at least the next twelve months. If a covenant violation were to occur, management would attempt to negotiate a waiver of compliance from Wells Fargo. As of September 30, 2016 the Company was in compliance with the covenants contained in the amended Credit Agreements for Fiscal 2017.

Working Capital  The Company’s working capital requirements during the second quarter of Fiscal 2017 were higher than planned, primarily as a result of higher finished goods inventory, warranty claims and reductions to accounts payable as a result of payments made by the Company. Additionally, the Company didn’t fully achieve its planned number of product shipments during the second quarter of Fiscal 2017, resulting in lower than expected revenue primarily in the oil and gas markets. We continue to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. Our cash and cash equivalents as of September 30, 2016 and March 31, 2016 were $11.1 million ($16.1 million when combined with restricted cash related to the Credit Facility) and $11.7 million ($16.7 million when combined with restricted cash related to the Credit Facility) million, respectively. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, was $9.9 million and $7.2 million as of September 30, 2016 and March 31, 2016, respectively.

On October 18, 2016, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell 3,600,000 shares of common stock, pre-funded Series B warrants to purchase up to 2,700,000 shares of common stock, and Series A warrants to purchase up to 6,300,000 shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, the Company engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which will be payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock, subject to adjustment for certain dilutive issuances. The net proceeds to the Company from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016.  In connection with the offering, the Company is subject to a lock-up that expires in March 2017, with certain issuances of securities by the Company being exempt from the lock-up.

Based on management’s projections, free cash of approximately $9.9 million (cash and cash equivalents and restricted cash less amounts outstanding under the Credit Facility), and the net proceeds of approximately $6.8 million from the October 21, 2016 offering are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. See below for discussion with respect to the October 21, 2016 offering. If revenue is less than management’s projections, management has the ability to manage certain operating expenses, assets and liabilities, specifically the procurement of inventory, timing of payments of accounts payable and capital expenditures depending on the results of the Company’s operations to preserve its cash and cash equivalents.

If the Company is unable to manage its cash flows in the areas discussed above, we may need to raise additional capital in the near term. In connection with the October 21, 2016 offering of common stock and warrants, the Company is subject to a lock-up that expires in March 2017, with certain issuances of securities being exempt from the lock-up. We may seek to raise funds by selling additional securities pursuant to exemptions from the lock-up or after the expiration of the applicable lock-up period (through the at-the-market offering discussed above or otherwise) to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. Should the Company be unable to execute its plans (including raising funds through the at-the-market offering program and maintaining availability under the Credit Facility) or obtain additional financing that may be needed, the Company may need to significantly reduce its operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our accounts receivable balance, net of allowances, was $12.8 million and $13.6 million as of September 30, 2016 and March 31, 2016, respectively. Days sales outstanding in accounts receivable, (“DSO”), decreased by 4 days to 78 days as of September 30, 2016 compared to 82 days as of September 30, 2015. The change in DSO was largely the result of lower than expected revenue and improved level of collection of accounts receivable for the six months ended September 30, 2016 compared to the six months ended September 30, 2015. During the six months ended September 30, 2016, we recorded approximately $1.4 million in net bad debt recovery with respect to the collection of cash for receivables primarily from two customers, previously reserved during Fiscal 2015. There were no significant bad debt expense or recovery recorded during the six months ended September 30, 2015.

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

Contractual Obligations and Commercial Commitments

Except for scheduled payments made on operating leases during the six months ended September 30, 2016, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2016.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will apply the requirements of ASU 2014-15 during the fiscal year ended March 31, 2017.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies and the impact of ASU 2014-09, if any, on our financial position and results of operations. We will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019), and interim periods within those annual periods.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. Plaintiffs’ opposition was filed July 29, 2016, and Defendants’ reply was filed September 23, 2016. The Company has not recorded any liability as of September 30, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.  On May 10, 2016, the Court entered that proposed order. A status conference is scheduled for December 16, 2016.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.

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

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively.  The lawsuits allege that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Both complaints demand damages sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms. The federal derivative actions have been consolidated and stayed until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2016 except for the revision of certain risk factors as set forth below:

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.

Our business strategy is focused on profitability-oriented initiatives such as reducing operating expenses, diversifying and increasing revenue, improving gross margin and utilizing the Capstone Energy Finance joint venture to capture lost orders. We may not be able to execute successfully the business strategy. Moreover, the business strategy is based upon projections, which are in turn based upon estimates and assumptions. There can be no assurance as to the accuracy of the projections, estimates and assumptions which underlie the business strategy or as to the Company’s ability to successfully execute the business strategy.

Should we be unable to execute our plans to build sales and margins while controlling costs, we may be unable to continue as a going concern on a longer-term basis. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially on a longer-term basis. Our available cash and proceeds from future financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. Any such lack of funds would affect our ability to continue as a going concern. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock and our ability to maintain a credit facility acceptable to the Company. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue as a going concern, you could lose all or part of your investments in our securities.

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate which would adversely affect our results of operations.

Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future. In addition, as part of our business strategy, we are focusing our marketing efforts on the oil and gas, renewable energy and combined heat and power markets. We may be unable to grow our business in these target markets. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

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

Our total backlog as of March 31, 2016, was $109.6 million. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A significant portion of our backlog is concentrated in the international oil and gas market, which may impact the overall timing of shipments and the conversion of backlog to such revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

During the second quarter of our fiscal year ended March 31, 2016, we removed approximately $51.6 million, for 186 units, representing 63.8 megawatts, of backlog from BPC Engineering, one of the Company’s Russian distributors. This removal aligned the backlog to management’s expectations based on the global macroeconomic environment during our fiscal year ended March 31, 2015, such as the volatility of the global oil and gas market, a strong U.S. dollar (making our products more expensive overseas) and on-going geopolitical tensions involving Russia. In addition, we removed a portion of our TA100 backlog of approximately $2.4 million, for 17 units representing 1.7 megawatts, from Calnetix Power Solutions, Inc. during the first quarter of our fiscal year ended March 31, 2016. This removal aligned our TA100 backlog with management’s decision to limit future production of TA100 systems on a case-by-case basis for key customers.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation (d)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016 (e)
3.6	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation (e)
4.1	Form of Series A Warrant issued to investors in the October 2016 offering (f)
4.2	Form of Pre-Funded Series B Warrant issued to investors in the October 2016 offering (f)
10.1	Placement Agent Agreement by and between the Company and Oppenheimer & Co. Inc., as representative of the placement agents named therein, dated October 18, 2016 (f)
10.2	Form of Securities Purchase Agreement used in the October 2016 offering (f)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2016 (File No. 001-15957)

(f)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 18, 2016 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: November 9, 2016

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation (d)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016 (e)
3.6	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation (e)
4.1	Form of Series A Warrant issued to investors in the October 2016 offering (f)
4.2	Form of Pre-Funded Series B Warrant issued to investors in the October 2016 offering (f)
10.1	Placement Agent Agreement by and between the Company and Oppenheimer & Co. Inc., as representative of the placement agents named therein, dated October 18, 2016 (f)
10.2	Form of Securities Purchase Agreement used in the October 2016 offering (f)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 001-15957)

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2016 (File No. 001-15957)

(f)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 18, 2016 (File No. 001-15957)