Form 10-Q
period 2016-12-31
CAPSTONE TURBINE Corp
filed 2017-02-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2017 was 35,725,011.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2016	2016
Assets
Current Assets:
Cash and cash equivalents	$14,361	$11,704
Restricted cash	5,009	5,002
Accounts receivable, net of allowances of $7,050 at December 31, 2016 and $8,909 at March 31, 2016	13,213	13,575
Inventories	14,732	16,126
Prepaid expenses and other current assets	3,339	2,636
Total current assets	50,654	49,043
Property, plant and equipment, net	2,829	3,537
Non-current portion of inventories	1,949	2,143
Intangible assets, net	736	941
Other assets	234	228
Total	$56,402	$55,892
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$12,126	$13,187
Accrued salaries and wages	1,430	1,880
Accrued warranty reserve	4,311	1,639
Deferred revenue	4,580	4,368
Revolving credit facility	8,665	9,459
Current portion of notes payable and capital lease obligations	476	361
Warrant liability	2,463	—
Total current liabilities	34,051	30,894
Long-term portion of notes payable and capital lease obligations	30	74
Other long-term liabilities	168	184
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 515,000,000 shares authorized, 35,841,462 shares issued and 35,724,994 shares outstanding at December 31, 2016; 23,857,516 shares issued and 23,753,873 shares outstanding at March 31, 2016	36	24
Additional paid-in capital	870,001	853,288
Accumulated deficit	(846,245)	(826,955)
Treasury stock, at cost; 116,468 shares at December 31, 2016 and 103,643 shares at March 31, 2016	(1,639)	(1,617)
Total stockholders’ equity	22,153	24,740
Total	$56,402	$55,892

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue:
Product, accessories and parts	$16,540	$18,239	$43,841	$57,074
Service	3,645	3,220	10,408	9,270
Total revenue	20,185	21,459	54,249	66,344
Cost of goods sold:
Product, accessories and parts	21,828	14,979	46,806	48,039
Service	2,356	2,429	7,772	7,641
Total cost of goods sold	24,184	17,408	54,578	55,680
Gross margin (loss)	(3,999)	4,051	(329)	10,664
Operating expenses:
Research and development	1,282	2,905	4,254	8,193
Selling, general and administrative	4,848	7,002	15,631	21,796
Total operating expenses	6,130	9,907	19,885	29,989
Loss from operations	(10,129)	(5,856)	(20,214)	(19,325)
Other expense	(436)	—	(480)	(38)
Interest income	8	—	21	—
Interest expense	(129)	(159)	(392)	(506)
Change in fair value of warrant liability	1,777	—	1,777	—
Loss before income taxes	(8,909)	(6,015)	(19,288)	(19,869)
Provision for income taxes	—	—	3	3
Net loss	$(8,909)	$(6,015)	$(19,291)	$(19,872)

Net loss per common share
Basic	$(0.26)	$(0.34)	$(0.63)	$(1.17)
Diluted	$(0.28)	$(0.34)	$(0.63)	$(1.17)

Weighted average shares used to calculate net loss per common share
Basic	34,761	17,824	30,823	16,975
Diluted	37,947	17,824	30,823	16,975

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(19,291)	$(19,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,186	1,206
Amortization of deferred financing costs	129	129
Interest on restricted cash	(7)	—
Accounts receivable allowances	(1,384)	(176)
Inventory provision	824	898
Provision for warranty expenses	6,462	266
Loss on disposal of equipment	170	10
Stock-based compensation	653	1,504
Change in fair value of warrant liability	(1,777)	—
Warrant issuance expenses	421	—
Changes in operating assets and liabilities:
Accounts receivable	1,747	(555)
Inventories	763	1,739
Prepaid expenses and other current assets	(334)	4
Accounts payable and accrued expenses	(1,134)	(248)
Accrued salaries and wages and long term liabilities	(464)	(411)
Accrued warranty reserve	(3,790)	(1,249)
Deferred revenue	212	907
Net cash used in operating activities	(15,614)	(15,848)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(431)	(1,437)
Net cash used in investing activities	(431)	(1,437)
Cash Flows from Financing Activities:
Net repayments of revolving credit facility	(795)	(3,353)
Changes in restricted cash	—	(5,000)
Repayment of notes payable and capital lease obligations	(373)	(435)
Cash used in employee stock-based transactions	(16)	(90)
Net proceeds from issuance of common stock and warrants	19,886	7,412
Net cash provided by (used in) financing activities	18,702	(1,466)
Net increase (decrease) in Cash and Cash Equivalents	2,657	(18,751)
Cash and Cash Equivalents, Beginning of Period	11,704	32,221
Cash and Cash Equivalents, End of Period	$14,361	$13,470
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$259	$371
Income taxes	$3	$5
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$43	$43
Renewal of insurance contracts which was financed by notes payable	$503	$477
Acquisition of property and equipment in consideration for the issuance of a note payable	$—	$101

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2016 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. The Company’s loss from operations for the third quarter of Fiscal 2017 was $10.1 million. During the third quarter of Fiscal 2017, the Company recorded a one-time non-cash warranty provision of approximately $5.2 million to proactively retrofit select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. Management believes that the Company will continue to make progress on its path to profitability by lowering its operating costs and continuing to develop geographical and vertical markets. The Company’s cash and cash equivalents as of December 31, 2016 and March 31, 2016 were $14.4 million ($19.4 million when combined with restricted cash related to the line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”)) and $11.7 million ($16.7 million when combined with restricted cash related to the Credit Facility with Wells Fargo), respectively. See Note 11—Revolving Credit Facility for discussion of the Credit Facility. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, or free cash, was $10.7 million and $7.2 million as of December 31, 2016 and March 31, 2016, respectively. The Company’s working capital requirements during the third quarter of Fiscal 2017 were higher than planned, primarily as a result of warranty claims related to the proactive retrofit for non-Signature Series C200 microturbines. Additionally, the Company did not fully achieve its planned number of product shipments during the third quarter of Fiscal 2017, resulting in lower than expected revenue primarily in the United States and Canadian oil and gas markets. The Company completed an offering of common stock and warrants on October 21, 2016. See Note 9— Offerings of Common Stock and Warrants and At-the-Market Offering Program for discussion with respect to this offering.

Based on management’s projections, free cash of approximately $10.7 million, is sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If revenue is less than management’s projections, management may attempt to preserve the Company’s cash and cash equivalents by managing certain operating expenses, assets and liabilities, specifically the procurement of inventory, timing of payments of accounts payable and capital expenditures depending on the results of the Company’s operations.

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

3.  Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not believe that the adoption of the provisions of ASU 2016-18 will have a material impact on the Company’s consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2016-09 will have on its consolidated financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company does not believe that the provisions of ASU 2015-11 will have a material effect on its consolidated financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The Company adopted ASU 2015-03 with no impact on its consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will apply the provisions of ASU 2014-15 during the fiscal year ended March 31, 2017 and does not believe that the adoption of these provisions will have a material impact on the Company’s consolidated financial position or results of operations.

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

4.  Customer Concentrations and Accounts Receivable

Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, each accounted for 16% of revenue for the three months ended December 31, 2016. Sales to E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, Critchfield Pacific Incorporated, one of the Company’s domestic distributors, Horizon and Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, accounted for 17%, 13%, 12% and 10%, respectively, of revenue for the three months ended December 31, 2015. For the nine months ended December 31, 2016, BPC and Horizon, accounted for 12% and 10% of revenue, respectively. For the nine months ended December 31, 2015, Horizon, E-Finity and Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, accounted for 16%, 11% and 10% of revenue, respectively.

Additionally, Horizon, DTC, E-Finity, and MicroTurbine Power, one of the Company’s distributors in North Africa and parts of the Middle East, accounted for 22%, 17%, 12%, and 10%, respectively, of net accounts receivable as of December 31, 2016. DTC, Optimal, Reliable Secure Power Systems, one of the Company’s domestic distributors, and

Regale Energy Zrt, the Company’s Hungarian distributor, accounted for 28%, 11%, 10% and 10%, respectively, of net accounts receivable as of March 31, 2016.

The Company recorded net bad debt expense of approximately $12,000 for the three months ended December 31, 2016. During the nine months ended December 31, 2016, the Company recorded approximately $1.4 million in net bad debt recovery with respect to the collection of cash for receivables primarily from BPC and Electro Mecanique Industries, one of the Company’s distributors in the Middle East and Africa, previously reserved during Fiscal 2015.  As of December 31, 2016, the Company collected approximately $1.5 million from BPC on their combined balances of previously reserved receivable and deferred revenue totaling approximately $8.1 million. The Company recorded bad debt recovery of $0.2 million for each of the three and nine months ended December 31, 2015.

5.  Inventories

Inventories are valued on a first in first out (“FIFO”) basis and lower of cost or market net of provisions for slow moving, excess, obsolete or otherwise impaired inventories and consisted of the following as of December 31, 2016 and March 31, 2016 (in thousands):

	December 31,	March 31,
	2016	2016
Raw materials	$14,860	$16,539
Work in process	248	554
Finished goods	1,573	1,176
Total	16,681	18,269
Less non-current portion	(1,949)	(2,143)
Current portion	$14,732	$16,126

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2016 is 1.4 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2016 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,541
25 to 36 months	287
37 to 48 months	121
Total	$1,949

6.  Property, Plant and Equipment

The Company recorded depreciation expense of $0.3 million and $1.0 million for the three and nine months ended December 31, 2016, respectively. The Company recorded depreciation expense of $0.3 million and $1.0 million for the three and nine months ended December 31, 2015, respectively. Property, plant and equipment consisted of the following as of December 31, 2016 and March 31, 2016 (in thousands):

	December 31,	March 31,
	2016	2016
Machinery, rental equipment, equipment, automobiles and furniture	$18,974	$19,016
Leasehold improvements	9,855	9,855
Molds and tooling	2,857	2,824
	31,686	31,695
Less, accumulated depreciation	(28,857)	(28,158)
Total property, plant and equipment, net	$2,829	$3,537

7.  Intangible Assets

The Company recorded amortization expense of $0.1 million and $0.2 million for the three and nine months ended December 31, 2016, respectively. The Company recorded amortization expense of $0.1 million and $0.2 million for the three and nine months ended December 31, 2015, respectively. Intangible assets consisted of the following as of December 31, 2016 and March 31, 2016 (in thousands):

	December 31, 2016
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,672	$28
Technology	10 years	2,240	1,549	691
Backlog	Various	490	473	17
Trade name & Parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$8,196	$7,460	$736

	March 31, 2016
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,635	$65
Technology	10 years	2,240	1,381	859
Backlog	Various	490	473	17
Trade name & Parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$8,196	$7,255	$941

Expected future amortization expense of intangible assets as of December 31, 2016 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2017 (remainder of fiscal year)	$83
2018	242
2019	224
2020	187
Thereafter	—
Total expected future amortization	$736

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $7,400 and $7,200 were earned by Solar for the three months ended December 31, 2016 and 2015, respectively. Royalties of approximately $22,100 and $26,400 were earned by Solar for the nine months ended December 31, 2016 and 2015, respectively. Earned royalties of approximately $7,400 and $35,000 were unpaid as of December 31, 2016 and March 31, 2016, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The Company effected a 1-for-20 reverse stock split of its outstanding common stock effective November 6, 2015. The reverse stock split did not change the authorized number of shares or par value of the Company’s common stock or preferred stock, but did effect a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock units and performance restricted stock units, and the number of shares of common stock eligible for issuance. All per-share amounts and the Company’s shares outstanding for all periods have been retroactively adjusted to reflect the reverse split.

The following table summarizes, by statement of operations line item, stock-based compensation expense for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Cost of goods sold	$16	$63	$45	$132
Research and development	6	47	22	56
Selling, general and administrative	152	546	586	1,316
Stock-based compensation expense	$174	$656	$653	$1,504

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares.

Stock Options

The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. Generally, stock based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock based compensation recognized is reduced by estimated forfeitures. Management’s estimate of forfeitures is based on historical forfeitures. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the nine months ended December 31, 2016 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2016	467,631	$22.68
Granted	88,930	$1.70
Exercised	—	$—
Forfeited, cancelled or expired	(199,524)	$25.84
Options outstanding at December 31, 2016	357,037	$15.69	5.0	—
Options fully vested at December 31, 2016 and those expected to vest beyond December 31, 2016	347,605	$16.07	5.0	—
Options exercisable at December 31, 2016	268,107	$20.33	3.4	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the three months ended December 31, 2016 and 2015. The Company calculated the estimated fair value of each stock option granted during the nine months ended December 31, 2016 and 2015 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Risk-free interest rates	—%	—	1.3%	1.5%
Expected lives (in years)	—	—	5.7	5.7
Dividend yield	—%	—	—%	—%
Expected volatility	—%	—	133.9%	59.0%
Weighted average grant date fair value of options granted during the period	$—	$—	$1.52	$6.84

The Company’s computation of expected volatility for the nine months ended December 31, 2016 and 2015 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.  During the fiscal year ended March 31, 2016, the Company’s executive management team voluntarily agreed to cancel and terminate a total of 65,508 unvested stock options that had been previously issued to them. The Company recorded expense of approximately $8,000 and $0.1 million associated with its stock options during the three months ended December 31, 2016 and 2015, respectively. The Company recorded expense of approximately $11,000 and $0.4 million associated with its stock options during the nine months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was approximately $0.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 3.7 years.

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

		Weighted
		Average Grant
		Date Fair
Restricted Stock and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2016	256,787	$6.53
Granted	230,439	1.64
Vested and issued	(95,383)	8.28
Forfeited	(44,582)	6.54
Nonvested restricted stock units outstanding at December 31, 2016	347,261	2.80
Restricted stock units expected to vest beyond December 31, 2016	322,475	$2.83

The following table provides additional information on restricted stock units for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Restricted stock compensation expense (in thousands)	$165	$204	$540	$715
Aggregate fair value of restricted stock units vested and issued (in thousands)	$25	$4	$132	$344
Weighted average grant date fair value of restricted stock units granted during the period	$0.91	$1.19	$1.64	$3.34

As of December 31, 2016, there was approximately $0.6 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.7 years.

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

There were no PRSUs granted during either of the three or nine months ended December 31, 2016. During the first quarter of Fiscal 2016, the Company granted a total of 10,000 PRSUs to the Chief Executive Officer. The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2016 was $15.50. Based on the Company’s assessment as of March 31, 2016 that the PRSU threshold for the first performance measurement of the PRSUs granted in Fiscal 2016 likely would not be met, the Chief Executive Officer PRSU awards were adjusted and no compensation expense was recorded or recognized during Fiscal 2016. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issues restricted stock awards under the 2000 Plan to employees and non-employee directors. During the three and nine months ended December 31, 2016 the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock award activity for the three and nine months ended December 31, 2016 and 2015:

	Three Months		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Restricted stock awards compensation expense (in thousands)	$1	$317	$102	$380
Restricted stock awards granted	1,389	255,912	63,500	263,594
Weighted average grant date fair value of restricted stock awards granted during the period	$0.90	$1.24	$1.56	$1.44

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

Grants outside of 2000 Plan

As of December 31, 2016, the Company had outstanding 131,430 non-qualified common stock options and 14,820 restricted stock units issued outside of the 2000 Plan. The Company granted 88,930 of these stock options during the three months ended September 30, 2016, 42,500 of these stock options prior to Fiscal 2017 and 14,820 of these restricted stock units during the three months ended September 30, 2016 as inducement grants to new officers and employees of the Company, with exercise prices or values, as applicable, based on the fair market value of the Company’s common stock on the grant date.

Outside of 2000 Plan	Options	RSUs
Executive Vice President of Sales and Marketing	42,500	—
Vice President, Manufacturing	88,930	14,820
Outstanding stock outside of 2000 Plan	131,430	14,820

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

9.   Offerings of Common Stock and Warrants and At-the-Market Offering Program

On October 18, 2016, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell 3.6 million shares of common stock, pre-funded Series B warrants to purchase up to 2.7 million shares of common stock, and Series A warrants to purchase up to 6.3 million shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, the Company engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which will be payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants are subject to approval by the Company’s stockholders. The Series A warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The net proceeds to the Company from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016. In connection with the offering, the Company is subject to a lock-up that expires in March 2017, with certain issuances of securities by the Company being exempt from the lock-up.

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

The following table outlines the warrant activity for the nine months ended December 31, 2016:

	Series A	Series B
	Warrants	Warrants
Balance, April 22, 2016 (date of issuance)	4,107,500	5,515,000
Warrants exercised	—	(4,107,500)
Warrants expired	—	—
Balance, September 30, 2016	4,107,500	1,407,500
Issuance of warrants October 21, 2016	6,300,000	2,700,000
Warrants exercised		(1,407,500)
Balance, December 31, 2016	10,407,500	2,700,000

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During Fiscal 2016, 6.9 million shares of the Company’s common stock were sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $12.7 million. In connection with the October 2016 offering of common stock and warrants, the Company is subject to a lock-up that expires in March 2017, which includes the at-the-market offering program. During the nine months ended December 31, 2016 the Company did not sell any common stock pursuant to the at-the-market offering program.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2016

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$9,015	$9,015	$—	$—
Restricted cash	$5,009	$5,009	$—	$—
Warrant liability	$(2,463)	$—	$—	$(2,463)

Cash equivalents include cash held in money market and U.S. treasury funds at December 31, 2016.

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

	As of		As of
	December 31, 2016		March 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$8,665	$8,665	$9,459	$9,459

During the three months ended December 31, 2016, the Company sold and issued additional warrants that provide certain anti-dilution protections for the Holders. See Note 9— Offerings of Common Stock and Warrants and At-the-Market Offering Program for further discussion. The fair value of the Series A warrants issued on October 21, 2016 was $4.2 million after giving effect to anti-dilution adjustments under the assumption that the anti-dilution mechanism contained in the Series A warrants was in effect. The change in the estimated fair value of the Series A warrants from the October 21, 2016 to December 31, 2016 was $1.8 million and has been recorded under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, modification of the warrants, or expiration of the warrants. Changes in the fair value of Series A warrants will be recorded in the statements of operations under the caption “Change in fair value of warrant liability.”

The fair value of the Company’s warrant liability (see Note 9— Offerings of Common Stock and Warrants and At-the-Market Offering Program) recorded in the Company’s financial statements was determined using the Monte Carlo simulation valuation method and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants, and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

Nine Months Ended
December 31, 2016
Risk-free interest rates range	1.3% to 2.0%
Contractual term (in years)	5.3 years to 5.5 years
Expected volatility range	68.5% to 69.1%

From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

As discussed above, the Company adopted authoritative guidance issued by the FASB on contracts in an entity’s own equity that requires the common stock warrants to be classified as liabilities at their estimated fair value with changes in fair value at each reporting date recognized in the statements of operations. The table below provides a reconciliation of the beginning and ending balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability:
Balance as of September 30, 2016	$—
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	1,777
Issuances	(4,240)
Balance as of December 31, 2016	$(2,463)

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

The Credit Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the

Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Credit Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $7.4 million as of December 31, 2016, and (iii) limitations on the Company’s annual capital expenditures. The Credit Agreements also define an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

Several times since entering into the Credit Agreements the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Credit Agreements in response to the default and waiver.  On June 10, 2015, the Company received from Wells Fargo a waiver of one such event of noncompliance, and as a condition of the amended Credit Agreements, the Company had restricted $5.0 million of cash equivalents as additional security for the Credit Facility. If the Company had not obtained the waivers and amended the Credit Agreements, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Credit Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance. As of December 31, 2016, the Company was in compliance with the covenants contained in the amended Credit Agreements for Fiscal 2017. Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Credit Agreements through the end of Fiscal 2017. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of non-compliance from Wells Fargo. On February 7, 2017, the Company and Wells Fargo entered into an amendment to the Credit Agreements regarding the release of restricted cash and the exclusion of certain items from the financial covenant calculations.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the Credit Facility. The floating rate for line of credit advances is the sum of daily three month London Inter–Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate was 4.7% and 4.4% at December 31, 2016 and March 31, 2016, respectively.

The Company is required to pay an annual unused line fee of one-quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of December 31, 2016 and March 31, 2016, $8.7 million and $9.5 million in borrowings were outstanding, respectively, under the Credit Facility. As of December 31, 2016, approximately $9.7 million was available for additional borrowing. Interest expense related to the Credit Facility during the three months ended December 31, 2016 was $0.1 million, which includes $43,800 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the three months ended December 31, 2015 was $0.2 million, which includes $43,800 in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2016 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the Credit Facility during the nine months ended December 31, 2015 was $0.5 million, which includes $0.1 million in amortization of deferred financing costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and geography of sale.  The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. During the three months ended December 31, 2016, the Company recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The balance of this reliability repair program as of December 31, 2016 was $3.0 million. Changes in accrued warranty reserve during the nine months ended December 31, 2016 are as follows (in thousands):

Balance, beginning of the period	$1,639
Standard warranty provision	1,274
Accrual related to reliability repair programs	5,188
Deductions for warranty claims	(3,790)
Balance, end of the period	$4,311

13.  Deferred Revenue

As of March 31, 2016 the balance of deferred revenue was $4.4 million and the change in balance attributed to FPP contracts increased $0.6 million and the change in deposits decreased $0.4 million. Changes in deferred revenue during the nine months ended December 31, 2016 are as follows (in thousands):

FPP Balance, beginning of the period	$2,929
FPP Billings	10,268
FPP Revenue recognized	(9,697)
Balance attributed to FPP contracts	3,500
Deposits	1,080
Deferred revenue balance, end of the period	$4,580

Deferred revenue attributed to Comprehensive Factory Protection Plan (“FPP”) contracts represents the unearned portion of the billed agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for orders to be delivered in the future.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. Carrier earned $0.2 million and $0.3 million in royalties for C200 and C1000 Series system sales during the three months ended December 31, 2016 and 2015, respectively. Carrier earned $0.6 million and $0.9 million in royalties for C200 and C1000 system sales during the nine months ended December 31, 2016 and 2015, respectively. Earned royalties of approximately $0.2 million were unpaid as of each of December 31, 2016 and March 31, 2016, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2016, the Company had firm commitments to purchase inventories of approximately $30.5 million through Fiscal 2019. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.2 million as of each of December 31, 2016 and March 31, 2016. Rent expense was approximately $0.6 million during each of the three months ended December 31, 2016 and 2015. Rent expense was approximately $1.7 million and $1.9 million during the nine months ended December 31, 2016 and 2015, respectively.

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

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2016, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015. Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. Plaintiffs’ opposition was filed July 29, 2016, and Defendants’ reply was filed September 23, 2016. The Company has not recorded any liability as of December 31, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s accounts receivable and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.  On May 10, 2016, the Court entered that proposed order. A status conference is scheduled for March 8, 2017.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors. The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition. The complaint also alleges that the defendants failed to timely adjust the Company’s accounts receivable and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided. A status conference is scheduled for February 22, 2017.

On December 27, 2016, a purported shareholder derivative action entitled Andre Rosowsky v. Jamison, et al., No. 30-2016-00894859-CU-MC-CJC, was filed in Orange County Superior Court in the State of California against the Company and certain of its current and former officers and directors. The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s accounts receivable and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, that the Company institute corporate governance reforms, and restitution from the individual defendants.

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

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended December 31, 2016 which would make these instruments anti-dilutive. As of each of December 31, 2016 and 2015, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.7 million. As of the three and nine months ended December 31, 2016, the number of warrants excluded from diluted net loss per common share computations was approximately 6.8 million and 13.1 million, respectively. As of December 31, 2015, the Company did not have any warrants outstanding.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net Loss
Net Loss - Basic	$(8,909)	$(6,015)	$(19,291)	$(19,872)
Change in fair value of warrant liability	(1,777)	—	(1,777)	—
Net Loss - Diluted	$(10,686)	$(6,015)	$(21,068)	$(19,872)

Basic Shares
Basic weighted average shares outstanding	34,761	17,824	30,823	16,975
Diluted Shares
Basic weighted average shares outstanding	34,761	17,824	30,823	16,975
Effect of dilutive warrants	3,186	—		—
Diluted weighted average shares outstanding	37,947	17,824	30,823	16,975

Net income (loss) per share:
Basic	$(0.26)	$(0.34)	$(0.63)	$(1.17)
Diluted	$(0.28)	$(0.34)	$(0.63)	$(1.17)

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

During the third quarter of Fiscal 2017 our net loss increased by 48% to $8.9 million and our basic loss per share improved by 24% to $0.26 ($0.28 diluted loss per share) compared to the same period last year. The increase in the net loss during the third quarter of Fiscal 2017 was primarily the result of a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. As a result of the proactive retrofits performed in the third quarter, the warranty reserve liability remaining at the end of the quarter was approximately $3.0 million for future proactive retrofits. During the third quarter of Fiscal 2017, our revenue from the Russian market was approximately 16% of revenue compared to 1% of revenue the same period last year as we continue to rebuild our business in the Russian market. During the third quarter of Fiscal 2017, our revenue from the oil and gas market was approximately 38% of revenue compared to 22% of revenue the same period last year as our oil and gas business continues to improve gradually. Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

Capstone products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, however, we have refocused our business strategy to target projects within the energy efficiency and renewal energy markets. The actual shift to the energy efficiency market is reflected in the product shipment by vertical markets table on page 25. We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Energy efficiency	53%	71%	58%	55%
Natural resources	38%	22%	34%	37%
Renewable energy	8%	7%	8%	8%
Critical Power Supply	1%	—	<1%	—

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

Backlog

Backlog represents the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to revenue for accounting purposes. A portion of our backlog is concentrated in the global oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months and that our backlog may not be indicative of future revenue. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

The following table summarizes changes in our backlog for the three months ended December 31, 2016 and 2015 (dollar amounts in millions):

	As of December 31,
	2016			2015
	Megawatts	Units	Dollars	Megawatts	Units	Dollars
Backlog, beginning of the period	113.3	581	$109.1	108.0	579	$104.8
Orders, net	12.4	54	11.5	13.0	49	12.3
Shipments	(13.2)	(61)	(12.8)	(15.6)	(52)	(14.8)
Backlog, end of the period	112.5	574	$107.8	105.4	576	$102.3

Ending backlog as of December 31, 2016, includes the removal of a portion of our 100 kW microturbine (“TA100”) backlog of approximately $2.4 million for 17 units, or 1.7 megawatts, acquired from Calnetix Power Solutions, Inc. This impairment, which occurred during the three months ended March 31, 2016, aligns our TA100 backlog with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers. The backlog balances as of December 31, 2015 in the above table do not reflect this adjustment.

The following table summarizes our backlog:

	As of December 31,
	2016		2015
	Megawatts	Units	Megawatts	Units
C30	1.7	57	1.7	56
C65	26.2	403	26.0	401
TA100	0.2	2	1.9	19
C200	3.4	17	2.8	14
C600	9.0	15	7.2	12
C800	4.0	5	4.8	6
C1000	67.0	67	60.0	60
Waste heat recovery generator	1.0	8	1.0	8
Total Backlog	112.5	574	105.4	576
2.

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 102 distributors and Original Equipment Manufacturers (“OEMs”). In the United States and Canada, we currently have 24 distributors and OEMs. Outside of the United States and Canada, we currently have 78 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.

Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan (“FPP”) for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of December 31, 2016 was $77.2 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Our FPP backlog as of March 31, 2016 was $66.5 million.

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

5.

New Product Development Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. We are currently focusing efforts on enhancing our products to improve reliability and reduce direct material costs. During the three months ended September 30, 2016 we continued to make progress on our fuels program with a new and cleaner fuel injector apparatus. When used with liquid fuel, Capstone’s multi-staged lean pre-vaporizing, pre-mixing fuel injector provides ultra-low emissions that meet United States Environmental Protection Agency (EPA) Tier 4 requirements for power generation. The new fuel injector is currently available for Capstone’s C65 microturbine and will soon be extended to our other microturbine products. During the three months ended December 31, 2016, we continued development of our new Tier-4 liquid fuel injector, entered into a new partnership with the U.S. Department of Energy (“DOE”) on High Hydrogen fuels, continued successful testing on our Butane fuel program, and implemented cost reductions on the Signature Series products.

During the three months ended September 30, 2015 our C200 and C1000 Series microturbines became Verband der Elektrotechnik (“VDE”) and Bundesverband der Energie - und Wasserwirtschaft (“BDEW”) and Comitato Electtrotecnico Italiano (“CEI”) certified. These new standards were attained following the development and implementation of new microturbine system software architecture.

We are also developing a more efficient microturbine CHP system with the support of the DOE, which awarded us a grant of $5.0 million in support of this development program, of which $4.2 million was allocated to us and was used through September 30, 2015. We successfully completed the first phase of the development program on September 30, 2015 and achieved 270 kW with a prototype C250 microturbine in our development test lab. Management intends to continue with the next phase of development and commercialization after we achieve profitability. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization.

During Fiscal 2016, we unveiled the Capstone C1000 Signature microturbine as part of our new Signature Series microturbine energy systems which also includes an 800kW or 600kW microturbine. The Signature Series microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. A few of the key upgrades include integrated heat recovery for CHP and CCHP applications, two-stage air filtration system, improved enclosure, relocated engine exhaust stack and redesigned discharge for enclosure cooling air. The C1000 Signature microturbine is one of the world’s most integrated and compact one megawatt CHP solutions. The 8-foot wide by 30-foot long one megawatt power plant reaches approximately 82% total system efficiency and is significantly quieter than the original C1000 for installation in low noise urban environments.

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

Management believes that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions and product mix, pricing and performance, our financial model indicates that we will achieve positive cash flow when we generate $25 million in quarterly revenue with a 25% gross margin. Management believes our manufacturing facilities located in Chatsworth and Van Nuys, California have a combined production capacity of approximately 2,000 units per year, depending on product mix. Excluding working capital requirements, management believes we can expand our combined production capacity to approximately 4,000 units per year, depending on product mix, with approximately $10 to $15 million of capital expenditures. We have not committed to this expansion nor identified a source for its funding.

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

Results of Operations

Three Months Ended December 31, 2016 and 2015

Revenue  Revenue for the three months ended December 31, 2016 decreased $1.3 million, or 6%, to $20.2 million from $21.5 million for the three months ended December 31, 2015. The change in revenue for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 included decreases in revenue of $3.2 million from the United States and Canadian markets, $1.4 million from the Latin American market and $0.7 million from the Asian and Australian markets. These overall decreases in revenue were offset by increases in revenue of $2.7 million from the European and Russian markets and $1.3 million from the Middle East and African markets. The decrease in revenue in both the United States and Canadian markets and the Asian and Australian markets during the three months ended December 31, 2016 compared to the same period last year was primarily the result of large non-recurring microturbine product shipments for specific energy efficiency projects that occurred during the three months ended December 31, 2015. The decrease in revenue from the Latin American market during the three months ended December 31, 2016 compared to the same period last year was primarily the result of a strong U.S. dollar and reduced capital and operational spending, particularly in the upstream and midstream oil and gas markets. The increase in revenue in the European and Russian markets during the three months ended December 31, 2016 compared to the same period last year was primarily because of our strategic initiative to improve the diversification of our revenue, the improvement of BPC Engineering (“BPC”), one of the Company’s Russian distributors, and additional revenue from new distribution in the Russian market. The increase in revenue in the Middle East and African markets during the three months ended December 31, 2016 compared to the same period last year was primarily the result of our continued investment in key growth initiatives in those markets. Despite the increase in revenue in the Russian, Middle East and African markets noted above, our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

For the three months ended December 31, 2016, revenue from microturbine products decreased $2.0 million, or 14%, to $12.8 million from $14.8 million for the three months ended December 31, 2015. Megawatts shipped during the three months ended December 31, 2016 decreased 2.4 megawatts, or 15%, to 13.2 megawatts from 15.6 megawatts during the three months ended December 31, 2015. The decrease in revenue and megawatts shipped was because of delays of certain oil and gas projects, globally, resulting from the continued volatility in the oil and gas market. Average revenue per megawatt shipped was approximately $1.0 million and $0.9 million during the three months ended December 31, 2016 and 2015, respectively.

The following table provides additional information on our shipments (revenue amounts in millions):

	Three Months Ended December 31,
	2016		2015
	Revenue	Megawatts	Revenue	Megawatts
United States and Canada	$5.2	4.7	$9.4	10.1
Europe and Russia	4.4	5.3	1.9	1.9
Latin America	1.8	1.9	3.0	3.2
Asia and Australia	0.1	0.1	0.5	0.4
Middle East and Africa	1.3	1.2	—	—
Total from Microturbine Products	$12.8	13.2	$14.8	15.6

The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2016			2015
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$0.8	0.5	16	$0.4	0.2	8
C65	2.3	2.1	32	1.7	1.6	24
C200	0.2	0.2	1	1.1	1.0	5
C600	1.9	1.8	3	0.7	0.6	1
C800	1.5	1.6	2	3.5	4.0	5
C1000	6.1	7.0	7	7.1	8.0	8
Unit upgrades	—	—	—	0.3	0.2	1
Sub-total from Microturbine Products	$12.8	13.2	61	$14.8	15.6	52
Accessories and Parts	3.7	—	—	3.5	—	—
Total Product, Accessories and Parts	$16.5	13.2	61	$18.3	15.6	52
Service	3.7	—	—	3.2	—	—
Total	$20.2	13.2	61	$21.5	15.6	52

For the three months ended December 31, 2016, revenue from our accessories and parts increased $0.2 million, or 6%, to $3.7 million from $3.5 million for the three months ended December 31, 2015. The increase in revenue from accessories and parts was primarily because of an increase in sales of microturbine parts.

Service revenue for the three months ended December 31, 2016 increased $0.5 million, or 16%, to $3.7 million from $3.2 million for the three months ended December 31, 2015. The increase in service revenue was primarily the result of our growing installed base and the market’s acceptance of our FPP offering.

Sales to BPC and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, each accounted for 16% of revenue for the three months ended December 31, 2016. Sales to E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, Critchfield Pacific Incorporated, one of the Company’s domestic distributors, Horizon, and Dtc Soluciones Inmobiliarias S.A. de C.V., one of the Company’s Mexican distributors, accounted for 17%, 13%, 12% and 10%, respectively, of revenue for the three months ended December 31, 2015.

Gross Margin (Loss)  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross loss was approximately $4.0 million, or negative 20% of revenue, for the three months ended December 31, 2016 compared to a gross margin of approximately $4.1 million, or 19% of revenue, for the three months ended December 31, 2015. The decrease in gross margin of $8.1 million, or approximately 3,900 basis points, compared to the three months ended December 31, 2015 was primarily because of incremental warranty expense of $5.8 million, a shift in product mix of $1.7 million and an increase in production labor and overhead expense of $0.7 million, offset by lower royalty expense of $0.1 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $5.8 million during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 was primarily because of a one-time non-cash warranty provision to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance, reliability and customer satisfaction. Management expects warranty expense in Fiscal 2017 to be higher than in Fiscal 2016 because of reliability repair programs, warranty accommodations, timing of warranty claims and benefits recorded in Fiscal 2016 related to the decrease in the number of units covered under warranty.

Production and service center labor and overhead expense increased $0.7 million during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 as a result of increases in manufacturing supplies expense of $0.5 million, freight expense of $0.3 million and consulting expense of $0.1 million, offset by a decrease in salaries expense of $0.2 million. The increase in manufacturing supplies expense during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 was because of the closeout of purchasing agreements resulting from changes in product configuration and engineering changes.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended December 31,
	2016	2015
Gross Margin
Product, Accessories and Parts	$(5.3)	$3.3
As a percentage of product, accessories and parts revenue	(32)%	18%

Service	$1.3	$0.8
As a percentage of service revenue	35%	25%

Total Gross Margin	$(4.0)	$4.1
As a percentage of total revenue	(20)%	19%

Product, accessories and parts gross margin decreased approximately 5,000 basis points to negative 32% during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily because of incremental warranty expense and a shift in product mix. Service gross margin increased approximately 1,000 basis points to 35% during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily because of timing of FPP services performed.

Research and Development (“R&D”) Expenses R&D expenses include compensation, engineering department expenses, overhead allocations for administration and facilities and materials costs associated with development. R&D expenses for the three months ended December 31, 2016 decreased $1.6 million, or 55%, to $1.3 million from $2.9 million for the three months ended December 31, 2015. The overall decrease in R&D expenses of approximately $1.6 million resulted from decreases in salaries expense of approximately $0.8 million, supplies expense of $0.7 million and consulting expense of $0.1 million. As part of our initiatives to reduce operating expenses and achieve profitability, during the three months ended December 31, 2015, we reduced the number of active research projects, which included the development of the C250 microturbine. Management expects R&D expenses in Fiscal 2017 to be lower than in Fiscal 2016 as a result of these cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended December 31, 2016 decreased $2.2 million, or 31%, to $4.8 million from $7.0 million for the three months ended December 31, 2015. The net decrease in SG&A expenses was comprised of decreases of approximately $1.0 million in salaries expense, $0.5 million in marketing expense, $0.4 million in professional services, including accounting fees, shareholder expenses, bank fees and legal expenses, $0.2 million in facility expense and $0.1 million in business travel expense. These decreases were primarily the result of our cost reduction program to lower operating expenses throughout the organization. Management expects SG&A expenses in Fiscal 2017 to be lower than in Fiscal 2016 primarily as a result of our initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense decreased $0.1 million, or 50%, to $0.1 million during the three months ended December 31, 2016 from $0.2 million during the three months ended December 31, 2015. The decrease in interest expense was primarily the result of lower average balances outstanding under our line of credit (the “Credit Facility”) with Wells Fargo Bank National Association (“Wells Fargo”) during the three months ended December 31, 2016 compared to the same period last year. As of December 31, 2016, we had total debt of $8.7 million outstanding under the Credit Facility.

Nine Months Ended December 31, 2016 and 2015

Revenue Revenue for the nine months ended December 31, 2016 decreased $12.1 million, or 18%, to $54.2 million from $66.3 million for the nine months ended December 31, 2015. The change in revenue for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 included decreases in revenue of $11.0 million from the United States and Canadian markets, $5.3 million from the Latin American market and $3.6 million from the Asian and Australian markets. These overall decreases in revenue were offset by increases in revenue of $6.7 million from the European and Russian markets and $1.1 million from the Middle East and African markets. The decrease in revenue in the United States and Canadian markets during the nine months ended December 31, 2016 compared to the same period last year was primarily the result of the continued volatility in the global oil and gas market. The decrease in revenue from the Latin American market during the nine months ended December 31, 2016 compared to the same period last year was primarily the result of a strong U.S. dollar and reduced capital and operational spending, particularly in the upstream and midstream oil and gas markets. The decrease in revenue in the Asian and Australian markets was primarily the result of large non-recurring microturbine product shipments for specific projects that had occurred during the nine months ended December 31, 2015. The increase in revenue in the European and Russian markets during the nine months ended December 31, 2016 compared to the same period last year was primarily because of our strategic initiative to improve the diversification of our revenue, the improvement of BPC and additional revenue from new distribution in the Russian market. The increase in revenue in the Middle East and African markets during the three months ended December 31, 2016 compared to the same period last year was primarily the result of our continued investment in key growth initiatives in those markets. Despite the increase in revenue in the Russian, Middle East and African markets, our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

For the nine months ended December 31, 2016, revenue from microturbine products decreased $13.5 million, or 29%, to $33.1 million from $46.6 million for the nine months ended December 31, 2015. Megawatts shipped during the nine months ended December 31, 2016 decreased 15.1 megawatts, or 31%, to 33.0 megawatts from 48.1 megawatts during the nine months ended December 31, 2015. The decrease in revenue and megawatts shipped was because of delays of certain oil and gas projects, globally, resulting from the continued volatility in the oil and gas market. Average revenue per megawatt shipped was approximately $1.0 million during each of the nine months ended December 31, 2016 and 2015.

The following table provides additional information on our shipments (revenue amounts in millions):

	Nine Months Ended December 31,
	2016		2015
	Revenue	Megawatts	Revenue	Megawatts
United States and Canada	$11.5	10.5	$21.9	21.2
Europe and Russia	14.0	15.6	7.5	7.7
Latin America	2.5	2.5	9.1	11.0
Asia and Australia	3.5	3.0	7.6	7.6
Middle East and Africa	1.6	1.4	0.5	0.6
Total from Microturbine Products	$33.1	33.0	$46.6	48.1

 The timing of shipments is subject to change based on several variables, including customer deposits, payments, availability of credit and delivery schedule changes, most of which are not within our control and can affect the timing of our revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2016			2015
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
C30	$2.5	1.5	51	$1.1	0.8	25
C65	8.0	6.9	106	8.9	8.1	125
C200	1.0	1.0	5	3.2	3.0	15
C600	3.8	3.6	6	4.3	4.2	7
C800	3.9	4.0	5	8.1	8.8	11
C1000	13.9	16.0	16	20.7	23.0	23
Unit upgrades	—	—	—	0.3	0.2	1
Sub-total from Microturbine Products	$33.1	33.0	189	$46.6	48.1	207
Accessories and Parts	10.7	—	—	10.4	—	—
Total Product, Accessories and Parts	$43.8	33.0	189	$57.0	48.1	207
Service	10.4	—	—	9.3	—	—
Total	$54.2	33.0	189	$66.3	48.1	207

For the nine months ended December 31, 2016, revenue from our accessories and parts increased $0.3 million, or 3%, to $10.7 million from $10.4 million for the nine months ended December 31, 2015. The increase in revenue from accessories and parts was primarily because of an increase in sales of microturbine parts.

Service revenue for the nine months ended December 31, 2016 increased $1.1 million, or 12%, to $10.4 million from $9.3 million for the nine months ended December 31, 2015. The increase in service revenue was primarily the result of our growing installed base and the market’s acceptance of our FPP offering.

For the nine months ended December 31, 2016, BPC and Horizon, accounted for 12% and 10% of revenue, respectively. For the nine months ended December 31, 2015, Horizon, E-Finity and Optimal Group Australia Pty Ltd, one of the Company’s Australian distributors, accounted for 16%, 11% and 10% of revenue, respectively.

Gross Margin (Loss) The gross loss was $0.3 million, or negative 1% of revenue, for the nine months ended December 31, 2016 compared to a gross margin of $10.7 million, or 16% of revenue, for the nine months ended December 31, 2015. The decrease in gross margin of $11.0 million, or approximately 1,700 basis points, compared to the nine months ended December 31, 2015 was primarily because of incremental warranty expense of $6.2 million, lower volume of microturbines shipped and a shift in product mix of $6.3 million, offset by decreases in production labor and overhead expense of $1.0 million, royalty expense of $0.4 million and inventory charges of $0.1 million. Management continues to implement initiatives to improve gross margin by further reducing manufacturing overhead and fixed and direct material costs and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $6.2 million during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 was primarily because of a one-time non-cash warranty provision to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance, reliability and customer satisfaction. In addition, warranty expense during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 reflects accommodations and timing of claims in the current period and the result of a benefit in the same period last year related to the decrease in the number of units covered under warranty. Management expects warranty expense in Fiscal 2017 to be higher than in Fiscal 2016 because of reliability repair programs, warranty accommodations, timing of warranty claims and benefits recorded in Fiscal 2016 related to the decrease in the number of units covered under warranty.

Production and service center labor and overhead expense decreased $1.0 million during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 as a result of decreases in salaries expense of $0.7 million, freight expense of $0.2 million, $0.2 million of consulting expense, and $0.1 million of business travel expense. These decreases were primarily the result of our cost reduction program to lower labor and overhead expenses throughout the organization. In addition, the amount of overhead allocated to finished goods inventory increased $0.3 million during the nine months ended December 31, 2016 compared to the same period last year. These decreases were offset by an increase in manufacturing supplies expense of $0.5 million during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 because of the closeout of purchasing agreements resulting from changes in product configuration and engineering changes.

Royalty expense decreased $0.4 million during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 as a result of lower sales of our C1000 Series systems.

Inventory charges decreased $0.1 million during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 primarily as the result of a decrease in provision for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Nine Months Ended December 31,
	2016	2015
Gross Margin
Product, Accessories and Parts	$(2.9)	$9.0
As a percentage of product, accessories and parts revenue	(7)%	16%

Service	$2.6	$1.6
As a percentage of service revenue	25%	17%

Total Gross Margin	$(0.3)	$10.6
As a percentage of total revenue	(1)%	16%

Product, accessories and parts gross margin decreased approximately 2,300 basis points to negative 7% during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 primarily as a result of incremental warranty expense, a decrease in product shipments and a shift in product mix. Service gross margin increased 800 basis points to 25% during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 primarily because of timing of FPP services performed.

During the fourth quarter of Fiscal 2015 we shipped approximately $0.7 million of product to BPC and given the uncertainty as to the collectability of the sale, revenue recognition on this shipment was deferred. As of June 30, 2016, the deferred revenue for this shipment was fully recognized as revenue upon collection of the invoice.

Research and Development (“R&D”) Expenses R&D expenses for the nine months ended December 31, 2016 decreased $3.9 million, or 48%, to $4.3 million from $8.2 million for the nine months ended December 31, 2015. The overall decrease in R&D expenses of approximately $3.9 million resulted from decreases in salaries expense of approximately $2.0 million, supplies expense of $1.5 million and consulting expense of $0.6 million. These overall decreases were offset by a reduction in cost-sharing benefits of $0.2 million. As part of our initiatives to reduce operating expenses and achieve profitability, during the nine months ended December 31, 2015, we reduced the number of active research projects, which included the development of the C250 microturbine. Management expects R&D expenses in Fiscal 2017 to be lower than in Fiscal 2016 as a result of these cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the nine months ended December 31, 2016 decreased $6.2 million, or 28%, to $15.6 million from $21.8 million for the nine months ended December 31, 2015. The net decrease in SG&A expenses was comprised of decreases of approximately $2.6 million in salaries expense, $0.9 million in marketing expense, $0.6 million in business travel expense, $0.3 million in consulting expense, $0.3 million in professional services expense, including accounting expenses, and $0.2 million in facilities expense. These decreases were primarily the result of our cost reduction program to lower operating expenses throughout the organization. During the nine months ended December 31, 2016, net bad debt recovery increased approximately $1.3 million primarily with respect to the collection of cash for receivables from two customers, previously reserved during Fiscal 2015. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2017 to be lower than in Fiscal 2016 primarily as a result of our initiatives to reduce operating expenses and achieve profitability.

Interest Expense – Interest expense decreased $0.1 million, or 20%, to $0.4 million during the nine months ended December 31, 2016 from $0.5 million during the nine months ended December 31, 2015. The decrease in interest expense was primarily the result of lower average balances outstanding under the Credit Facility with Wells Fargo during the nine months ended December 31, 2016 compared to the same period last year. As of December 31, 2016, we had total debt of $8.7 million outstanding under the Credit Facility.

Income Taxes - Income tax expense was approximately $3,000 for each of the nine months ended December 31, 2016 and 2015. Income tax expense was primarily related to local tax payments.

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

Our cash and cash equivalent balances increased $2.7 million during the nine months ended December 31, 2016, compared to a decrease of $18.8 million during the nine months ended December 31, 2015. The overall improvement in cash used during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 was primarily the result of proceeds from the issuance of common stock and warrants and underwritten public offering as described below.

Operating Activities  During the nine months ended December 31, 2016, we used $15.6 million in cash in our operating activities, which consisted of a net loss for the period of $19.3 million, and cash used for working capital of $3.0 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $6.7 million. During the nine months ended December 31, 2015, operating cash usage was $15.8 million, which consisted of a net loss for the period of $19.8 million, offset by cash provided from working capital of $0.2 million and non-cash adjustments of $3.8 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended December 31,
	2016	2015
Net loss	$(19,291)	$(19,872)
Non-cash operating activities(1)	6,677	3,837
Changes in operating assets and liabilities:
Accounts receivable	1,747	(555)
Inventories	763	1,739
Accounts payable and accrued expenses	(1,134)	(248)
Other changes in operating assets and liabilities	(4,376)	(749)
Net cash used in operating activities	$(15,614)	$(15,848)

(1)	Represents warranty provision, change in fair value of warrant liability, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the nine months ended December 31, 2016 compared to the same period last year was primarily the result of a warranty provision to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance, reliability and customer satisfaction. In addition, non-cash operating activities includes the change in fair value of warrant liability for certain warrants issued in our October 2016 offering of common stock and warrants. The change in accounts receivable was the result of lower revenue and improved level of collection of accounts receivable during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. The change in inventory was primarily the result of a decrease in raw materials during the nine months ended December 31, 2016 compared to the same period last year. The change in accounts payable and accrued expenses was primarily the result of lower operating expenses and timing and level of inventory receipts during the nine months ended December 31, 2016 compared to the same period last year. The change in other operating assets and liabilities was primarily because of warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015.

Investing Activities  Net cash used in investing activities of $0.4 million and $1.4 million during the nine months ended December 31, 2016 and 2015, respectively, relates primarily to the acquisition of fixed assets.

Financing Activities During the nine months ended December 31, 2016, we generated approximately $18.7 million from financing activities compared to cash used during the nine months ended December 31, 2015 of approximately $1.5 million. The funds generated from financing activities during the nine months ended December 31, 2016 were primarily the result of proceeds from the October 2016 offering of common stock and warrants and the April 2016 underwritten public offering described below, offset by net repayments under the Credit Facility and repayments of notes payable and capital lease obligations. The funds used in financing activities during the nine months ended December 31, 2015 were primarily the result of cash equivalents restricted by Wells Fargo, net repayments under the Credit Facility and the repayment of notes payable and capital lease obligations, offset by proceeds from the at-the-market offering program described below. As a condition of the amended Credit and Security Agreements (as amended, the “Credit Agreements”) with Wells Fargo, $5.0 million of cash equivalents was restricted during the nine months ended December 31, 2015 as additional security for the Credit Facility.

On October 18, 2016, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell 3,600,000 shares of common stock, pre-funded Series B warrants to purchase up to 2,700,000 shares of common stock, and Series A warrants to purchase up to 6,300,000 shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, the Company engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which will be payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants are subject to approval by the Company’s stockholders. The Series A warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Part I, Item 1, Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The net proceeds to the Company from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016.  In connection with the offering, the Company is subject to a lock-up that expires in March 2017, with certain issuances of securities by the Company being exempt from the lock-up.

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

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During Fiscal 2016, 6.9 million shares of the Company’s common stock had been sold and the net proceeds to the Company from the sale of the common stock, after deducting fees and other offering expenses, were approximately $12.7 million. In connection with the October 2016 offering of common stock and warrants, the Company is subject to a lock-up that expires in March 2017, which includes the at-the-market offering program. During the nine months ended December 31, 2016 the Company did not sell any common stock pursuant to the at-the-market offering program.

Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $16,000 of net cash used during the nine months ended December 31, 2016, compared with $0.1 million of net cash used during the nine months ended December 31, 2015.

Credit Facility  We maintain the Credit Agreements, with Wells Fargo, which provide the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Credit Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo has provided the Company with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company may be less and may vary from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the Credit Facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company. One of the Credit Agreements will terminate in accordance with its terms on September 1, 2017, and the other one will terminate on September 30, 2017. On June 7, 2016, the Company and Wells Fargo entered into an amendment to the Credit Agreements which set the financial covenants for Fiscal 2017. As of December 31, 2016 and March 31, 2016, $8.7 million and $9.5 million in borrowings were outstanding, respectively, under the Credit Facility.

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

Several times since entering into the Credit Agreements the Company was not in compliance with certain covenants under the Credit Facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Credit Agreements in response to the default and waiver.  On June 10, 2015, the Company received from Wells Fargo a waiver of one such event of noncompliance, and as a condition of the amended Credit Agreements, the Company had restricted $5.0 million of cash equivalents as additional security for the Credit Facility. If the Company had not obtained the waivers and amended the Credit Agreements, the Company would not have been able to draw additional funds under the Credit Facility. In addition, the Company has pledged its accounts receivables, inventories, equipment, patents and other assets as collateral for its Credit Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance. As of December 31, 2016, the Company was in compliance with the covenants contained in the amended Credit Agreements for Fiscal 2017. Based on the Company’s current forecasts, the Company believes it will maintain compliance with the covenants contained in the amended Credit Agreements through the end of Fiscal 2017. If a covenant violation were to occur, the Company would attempt to negotiate a waiver of non-compliance from Wells Fargo. On February 7, 2017, the Company and Wells Fargo entered into an amendment to the Credit Agreements regarding the release of restricted cash and the exclusion of certain items from the financial covenant calculations.

Working Capital  The Company’s working capital requirements during the third quarter of Fiscal 2017 were higher than planned, primarily as a result of warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines and reductions to accounts payable as a result of payments made by the Company. Additionally, the Company didn’t fully achieve its planned number of product shipments during the third quarter of Fiscal 2017, resulting in lower than expected revenue primarily in the oil and gas markets. We continue to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. Our cash and cash equivalents as of December 31, 2016 and March 31, 2016 were $14.4 million ($19.4 million when combined with restricted cash related to the Credit Facility) and $11.7 million ($16.7 million when combined with restricted cash related to the Credit Facility) million, respectively. Cash and cash equivalents and restricted cash, less the amount outstanding under the Credit Facility, or free cash, was $10.7 million and $7.2 million as of December 31, 2016 and March 31, 2016, respectively.

Based on management’s projections, free cash of approximately $10.7 million is sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If revenue is less than management’s projections, management has the ability to manage certain operating expenses, assets and liabilities, specifically the procurement of inventory, timing of payments of accounts payable and capital expenditures depending on the results of the Company’s operations to preserve its cash and cash equivalents.

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

Our accounts receivable balance, net of allowances, was $13.2 million and $13.6 million as of December 31, 2016 and March 31, 2016, respectively. Days sales outstanding in accounts receivable, or DSO, increased by 1 day to 60 days as of December 31, 2016 compared to 59 days as of December 31, 2015. During the three months ended December 31, 2016, we recorded approximately $12,000 in net bad debt expense. During the nine months ended December 31, 2016, we recorded approximately $1.5 million in net bad debt recovery with respect to the collection of cash for receivables primarily from two customers, previously reserved during Fiscal 2015. We recorded bad debt recovery of approximately $0.2 million for each of the three and nine months ended December 31, 2015.

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

Contractual Obligations and Commercial Commitments

Except for scheduled payments made on operating leases during the nine months ended December 31, 2016, there have been no material changes in our remaining commitments under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for Fiscal 2016.

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We do not believe that the adoption of the provisions of ASU 2016-18 will have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the potential impact ASU 2016-09 will have on our consolidated financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We do not believe that the provisions of ASU 2015-11 will have a material effect on our consolidated financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. We adopted ASU 2015-03 with no impact on its consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will apply the provisions of ASU 2014-15 during the fiscal year ended March 31, 2017 and does not believe that the adoption of these provisions will have a material impact on the Company’s consolidated financial position or results of operations.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. Plaintiffs’ opposition was filed July 29, 2016, and Defendants’ reply was filed September 23, 2016. The Company has not recorded any liability as of December 31, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s accounts receivable and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided.  On May 10, 2016, the Court entered that proposed order. A status conference is scheduled for March 8, 2017.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s accounts receivable and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are decided. A status conference is scheduled for February 22, 2017.

On December 27, 2016, a purported shareholder derivative action entitled Andre Rosowsky v. Jamison, et al., No. 30-2016-00894859-CU-MC-CJC, was filed in Orange County Superior Court in the State of California against the Company and certain of its current and former officers and directors. The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s accounts receivable and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, that the Company institute corporate governance reforms, and restitution from the individual defendants.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2016 except for the revision of certain risk factors as set forth below:

If we continue to fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 12, 2016, we received a notice from the Nasdaq Listing Qualifications Department stating that, for 30 consecutive business days preceding the notice date, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until June 12, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days, at which time Nasdaq Listing Qualifications Department would provide written confirmation of our compliance. We may need to implement a reverse stock split to regain compliance with the Nasdaq Listing Rules.

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

Our products involve a lengthy sales cycle, and we may not anticipate sales levels appropriately, which could impair our results of operations.

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

Our total backlog as of March 31, 2016, was $109.6 million. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A significant portion of our backlog is concentrated in the international oil and gas market, which may impact the overall timing of shipments and the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with, or incorporated by reference into, this Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation (d)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016 (e)
3.6	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation (e)
4.1	Form of Series A Warrant issued to investors in the October 2016 offering (f)
4.2	Form of Pre-Funded Series B Warrant issued to investors in the October 2016 offering (f)
10.1	Placement Agent Agreement by and between the Company and Oppenheimer & Co. Inc., as representative of the placement agents named therein, dated October 18, 2016 (f)
10.2	Form of Securities Purchase Agreement used in the October 2016 offering (f)
10.3	Seventeenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 7, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

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
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: February 9, 2017

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Amended and Restated Bylaws of Capstone Turbine Corporation (d)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016 (e)
3.6	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation (e)
4.1	Form of Series A Warrant issued to investors in the October 2016 offering (f)
4.2	Form of Pre-Funded Series B Warrant issued to investors in the October 2016 offering (f)
10.1	Placement Agent Agreement by and between the Company and Oppenheimer & Co. Inc., as representative of the placement agents named therein, dated October 18, 2016 (f)
10.2	Form of Securities Purchase Agreement used in the October 2016 offering (f)
10.3	Seventeenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 7, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

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