Form 10-K
period 2017-03-31
CAPSTONE TURBINE Corp
filed 2017-06-13
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the shares of Common Stock of the registrant held by non‑affiliates on September 30, 2016 was approximately $41.6 million.

As of June 6, 2017, there were 41,525,923 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2017 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10‑K

PART I

Item 1.  Business.

Overview

Capstone Turbine Corporation (“Capstone”, “We” or the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources and critical power supply. In addition, our microturbines can be used as battery charging generators for hybrid electric vehicle applications. Microturbines allow customers to produce power on site in parallel with the electric grid or stand-alone when no utility grid is available. Several technologies are used to provide “on site power generation” (also called “distributed generation”) such as reciprocating engines, solar power, wind turbine systems and fuel cells. For customers who do not have access to the electric utility grid, microturbines provide clean, on site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand alone feature, customers can produce their own energy in the event of a power outage and can use microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together with our distributors, we offer new and remanufactured parts as well as a comprehensive Factory Protection Plan (“FPP”).

We offer microturbines designed for commercial, industrial and utility users with product offerings ranging from 30 kilowatts (“kW”) to one megawatt (“MW”) in electric power output. Our microturbines combine patented air bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Because of our air bearing technology, our microturbines do not require lube oil or coolant. This means they do not require routine maintenance to change and dispose of oil or other liquid lubricants, as do the most common reciprocating engines. Our microturbines can be fueled by various sources, including natural gas, propane, sour gas, renewable fuels such as landfill or digester gas, kerosene, butane, diesel and biodiesel. Our microturbines are available with integrated heat exchangers, making them easy to engineer and install in applications where hot water, chilled water, air conditioning and heating is used.

We sell complete microturbine units, components and various accessories. We also remanufacture microturbine engines and provide aftermarket parts and services. Our microturbines are sold primarily through distributors and Original Equipment Manufacturers (“OEMs”). Distributors purchase our products for sale to end users and also provide service, application engineering and installation support. Distributors also provide a variety of additional services, including engineering the applications in which the microturbines will be used, installation support of the products at the end users’ sites, commissioning the installed applications and providing post commissioning service, including a comprehensive FPP. Our distributors perform as independent value added resellers. OEMs integrate our products into their own product solutions.

This Annual Report on Form 10 K (this “Form 10 K”) refers to our fiscal years ending March 31 as its “Fiscal” years.

Products

Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store. The 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100 room hotel while also providing about one third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office buildings and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an International Organization for Standardization (“ISO”) sized container, we have created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint. Our 600kW, 800kW and 1000 kW (“C1000 Series”)

microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications.

We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our 60 kW microturbine (“C60”), which was replaced by the C65 model during the quarter ended March 31, 2006. We began shipping the C60 ICHP solution in 2003. Our C60 microturbine was the first combustion power generation product to be certified by the CARB as meeting its stringent distributed generation emissions standards that went into effect in 2003. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on our C200 microturbine engine. The C1000 Series product can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO sized container. The first commercial shipment of our C1000 Series product was on December 29, 2008. During Fiscal 2016, we unveiled our C1000 Signature (“C1000S’) microturbine as part of our new C1000S microturbine energy systems which also includes an 800kW (“C800S”) or 600kW (“C600S”) microturbine. The C1000S microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. We began shipping the C200 and C1000 Signature Series ICHP solution in the fourth quarter of fiscal 2017.

Our microturbines are compact, lightweight and environmentally friendly generators of electricity and heat compared to competing technologies. They operate on the same principle as a jet engine using a variety of commercially available fuels. For example, our microturbines can operate on low British Thermal Unit (“BTU”) gas, which is gas with lower energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills and anaerobic digesters. Our microturbine’s multi fuel capability provides competitive advantages with respect to some of our selected vertical markets. The combustor system remains the same for all fuels except for the fuel injectors, which currently vary between liquid and gaseous fuels.

Our microturbines incorporate four major design features: advanced combustion technology, patented air bearing technology, digital power electronics and proprietary remote monitoring systems.

Our advanced combustion technology allows our microturbines to achieve low emissions. Our natural gas fueled C65 and C200 microturbines were certified by the California Air Resources Board (“CARB”) as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a central power plant. Our C65 and C200 Landfill and Digester Gas systems were certified by the CARB as meeting its 2008 waste gas emissions requirements for landfill and digester gas applications. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation.

The patented air bearing system allows the microturbine’s single moving assembly to produce power without the need for typical petroleum based lubrication. Air bearings use a high pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance such as oil changes.

The digital power electronics manage critical functions and monitor operations of the microturbine; our electronic controls manage the microturbine’s speed, temperature and fuel flow and communication with external networks and building management systems. The digital power electronics coordinate with the grid when the units are operated in a grid connect mode and with the onboard battery when equipped for standalone mode. All control functions are performed digitally. Performance is optimized, resulting in low emissions, high reliability and high efficiency over a variable power range.

Our proprietary Capstone Remote Monitoring Software (“CRMS”) allows end users to operate and manage the microturbine remotely. This remote capability can provide end users with power generation flexibility and cost savings.

Our electronic controls manage microturbines using our proprietary software and advanced algorithms. The controls start the turbogenerator and manage its load, coordinate the functioning of the microturbine with the grid, manage the speed, fuel flow and exhaust temperature of the microturbine, convert the variable frequency, up to a maximum of 1,600 Hertz and variable voltage power produced by the generator into a usable output of either 50 or 60 Hertz AC for stationary applications or DC for hybrid electric vehicle applications, and provide digital communications to externally maintain and control the equipment.

The electrical output of our units can be paralleled in multiple unit configurations through our Advanced Power Server product and a digital communications cable to serve larger installations requiring electrical loads up to ten megawatts. Our products can operate connected to the electric utility grid as a current source, on a standalone basis as a voltage source, multipacked to support larger loads as a “virtual single” unit and in dual mode, where the microturbine operates connected to the electric utility grid or operates independently.

We were the first microturbine manufacturer to achieve UL Class I, Division 2 certification and ATEX certification for operation in hazardous area oil and gas applications. These specially packaged systems are applied in oil and gas production areas with potentially explosive environments. Our C65, C200 and C1000 Series grid connect and stand-alone microturbines are listed by Underwriters Laboratories (“UL”) as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

Our C30 and C60 microturbines are certified by the California Energy Commission and were the first products to comply with the requirements of its “Rule 21” grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of achieving this standard include avoiding both costly external equipment procurement requirements and extensive site by site and utility by utility analysis. Our protective relay functionality has also been recognized by the State of New York, which allows our microturbines to be connected to New York’s electric utility grid.

We offer various accessories for our products including rotary gas compressors with digital controls, integrated heat recovery modules for CHP applications, dual mode controllers that allow automatic transition between grid connect and stand-alone modes, batteries with digital controls for stand-alone or dual mode operations, power servers for large multipack installations, protocol converters for Internet access, packaging options and miscellaneous parts such as frames, exhaust ducting, backflow dampers and installation hardware.

Applications

Stationary power generation applications can vary greatly depending on load size and demand location. From small 2 kW back-up generators to several large 1,000 MW central generating facilities, stationary power systems can offer superior fuel efficiency for the customer while also meeting strict emissions regulations. Historically, power generation in developed countries such as the United States has been part of a regulated utility system. However, a number of developments related primarily to the deregulation of the utility industry as well as significant technology advances have helped to broaden the range of power supply options available to interested parties.

Our full line of microturbine energy solutions target multiple vertical markets worldwide, including energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine. Within these vertical markets, we focus on applications that we believe have the greatest near term potential for the customer based on various different factors such as energy load demand, available fuels, economic payback and for some, government incentives. We also target smaller sub segments that fall within these vertical markets that may not otherwise be considered for on-site generation.

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines are able to maximize the availability of usable energy which we believe provides a significant economic advantage to our customers while reducing their onsite emissions. CHP and CCHP can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30 percent to 80 percent or more. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs.

When compared to onsite boilers, microturbines generally produce fewer commonly found air pollutants (“criteria pollutants”), such as nitrogen oxides (“NOx”), carbon monoxide (“CO”) and volatile organic compounds (“VOCs”). In fact, our CHP or CCHP system can displace local boiler emissions altogether. A high efficiency CHP or CCHP system can allow for reduced net utility costs for end users as well as improved fuel consumption. The most common uses for captured thermal energy include space heating and air conditioning, water heating and water chilling, direct-drying and steam for industrial applications. In CCHP applications, the microturbine exhaust drives an absorption chiller, which produces the chilled water necessary for air conditioning and local use. Organizations of all sizes have used the heat generated by our microturbines at the many different types of commercial and industrial applications they serve, including hotels and resorts, hospitals and medical centers, as well as office buildings and large retail facilities.

We offer fully integrated microturbine-powered CHP and CCHP solutions for installation in one of three modes: stand-alone, back-up and dual-mode. Each dual-mode microturbine can operate as a microgrid with the ability to run with or independent of a traditional grid or utility. The use of microgrids to serve local loads helps to reduce energy losses in transmission and distribution, further increasing the efficiency of the microgrid. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile technology that is fuel flexible and scalable enough to fit a wide variety of applications.

Renewable Energy

There is a growing transition to renewable energy sources and technologies on a global scale. Our microturbines run efficiently on renewable fuels such as methane and other biogases from landfills, wastewater treatment facilities and other small biogas applications like food processing plants, livestock farms and agricultural waste operations. Microturbines can burn these renewable fuels with minimal emissions, thereby, and in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” fuel source for use at the site or in the surrounding areas. Our microturbines have demonstrated effectiveness in these smaller applications and may outperform conventional combustion engines in some situations, including when the gas contains a high amount of sulfur.

We introduced our C65 and C200 stand-alone digester products to the renewable energy market segment in 2007 and 2013, respectively. With these products, we are able to target many different types of renewable energy applications, including biogas producing facilities in third world countries and in remote locations that offer a valuable fuel source for the generation of electricity. The performance of our C65 digester gas system has been routinely evaluated to ensure that the combustion system is stable from 0 to 100 percent power output. Minor controls changes have been implemented to increase stability at low power levels. The ability to convert this low British Thermal Unit (“BTU”) fuel to electricity along with the high reliability and low maintenance features of this product make it well suited for this market.

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including oil and gas exploration, production, and at compression and transmission sites as a highly efficient and reliable source of power. In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated onsite. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, flare gas or associated gas, into a useable fuel to provide power to these sites.

Major oil and gas companies are exploring large shale reserves, or plays, in the United States. In 2010, we sold our first microturbines into the U.S. shale gas market at locations in the Eagle Ford and Marcellus shale plays. The addressable market for our microturbines in this industry is significant. The shale gas market for microturbines may grow as demand for natural gas continues to rise and the U.S. Environmental Protection Agency (“EPA”), the

Department of the Interior and other federal and state agencies work to reduce the emission of hazardous air pollutants associated with natural gas development. We have participated in several Natural Gas STAR workshops in the United States and foreign markets to demonstrate the emissions reductions its technology can provide.

The C30, C65 and C200 microturbines can be configured to meet Class 1 Zone 2 hazardous location requirements for the natural resources market. Hazardous location requirements are met through package ventilation changes for purging and pressurizing package air to avoid potential flammable mixtures as well as controls for emergency disconnect of fuel and electrical sources. The package is upgraded to stainless steel construction to withstand the often corrosive offshore environments where these units are installed. Oil and gas customers often prefer power generation systems that offer low maintenance and high reliability in order to ensure continued production.

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high demand power users, including high technology, health care and information systems facilities require higher levels of reliability in their power generation service. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies (“UPS”) to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution that can both meet customer reliability requirements and reduce operating costs.

We have developed the world’s only microturbine-powered UPS solutions that offer clean, IT grade power and can completely displace the need for traditional UPS and back-up diesel generators. We offer two UL listed microturbine powered UPS solutions: our UPSource microturbine powered solution, which provides a source for prime or emergency power; as well as our Hybrid UPS microturbine-powered solution, which provides power when dispatched in high efficiency, standard UPS and emergency power. Both critical power supply products offer eight nines of availability in an n+1 configuration when the product has at least one independent back-up source. This measurement of availability is used in the data center industry to refer to 99.999999% of reliability. These integrated solutions are ideal for new facility construction or expansion and can be installed with absorption chillers or other heat recovery systems to obtain high efficiency levels while reducing operating costs, compared with traditional solutions.

Dual-mode units operating in a prime power configuration can support a 150 percent overload for up to 10 seconds during transient conditions. Dual-mode units operating in grid parallel mode can provide customers a back-up power system with an economic return. These systems offer high on-site energy efficiency when combined with a heat exchanger (CHP) to create hot water, or with a chiller (CCHP) for air conditioning at these facilities. This configuration, when combined with our Dual Mode Controller, can transition from the grid parallel mode to prime power mode in less than 10 seconds. Our microturbines can also be installed along with a rotary UPS to provide a complete line interactive continuous power solution. In this case, the microturbines remain in grid connect mode while the rotary UPS stabilizes the utility voltage and provides a seamless transfer from operation connected to the grid to operation isolated from the grid.

Transportation

Our technology also can be used in hybrid electric vehicle (“HEV”) applications. Our customers have applied our products in HEV applications such as transit buses and Class 7 and 8 work trucks. In these applications, the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine-powered HEV hybrids include extended range, fuel economy gains, quieter operation and reduced emissions when compared with traditional internal combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, prior to aftertreatment that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. Many manufacturers are incorporating aftertreatment that increases upfront equipment costs, vehicle weight and life cycle costs, which and may reduce overall engine efficiency.

Marine

Our technology can also be used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The most feasible application for our marine products is for use as a ship auxiliary generator set. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board battery charger and range extender. Our marine customers use both liquid fueled and natural gas microturbine products. Liquefied natural gas (“LNG”) is in its early stages as a marine fuel, and the number of vessels powered by LNG is forecasted to double every two years over the next decade. Vessel owners can receive the same benefits as users of stationary products: low emissions with no exhaust aftertreatment, long maintenance intervals, high reliability, low noise and no vibration.

Sales and Marketing

We primarily sell and market our microturbine product, parts and service through our global network of authorized distributors and OEMs. Our worldwide distribution network was developed from the ground up and has become a valuable asset because we can reach end use customers globally. Each of our distributors is a strategically placed independent partner marketing and selling our products and services on our behalf. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and onsite training to certify all personnel that perform service on our microturbines. Individuals who are certified are called Authorized Service Providers, and must be employed by a distributor in order to perform work pursuant to a FPP. The majority of our distributors provide these services. To assure proper installation of our microturbine systems, we offer an installer training and certification program. We offer to assist all customers by reviewing their installation designs in relation to the technical requirements for proper operation of our products, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to our technical requirements before we accept any warranty obligations. Our typical terms of sale include shipment of the products with title, care, custody and control transferring at our dock, payment terms ranging from full payment in advance of shipment to payment in 90 days, and warranty periods of approximately 15 to 24 months from shipment depending on the product type. We typically do not have customer acceptance provisions in our agreements.

During Fiscal 2016, we launched Capstone Energy Finance, a joint venture that provides financing options for the purchase of our microturbines. Capstone Energy Finance provides end users with the ability to purchase electricity generated by our microturbine at their facility with no upfront capital investment and expand access to clean and reliable onsite energy. A power purchase agreement from Capstone Energy Finance enables organizations to reduce operating expenses by allowing them to buy electricity at a rate that is lower than what they currently pay today. Customers can purchase all or a portion of their energy from Capstone Energy Finance and eliminate exposure to volatile utility rates by locking in a fixed rate for a period of ten to twenty years. Capstone Energy Finance monitors and maintains the system for the entire term of the agreement, and customers pay only for the energy they use. We believe financing solutions offered by Capstone Energy Finance will help reverse recent trends in our sales to the oil and gas industry by allowing new and existing end users who have been impacted by low oil prices to install systems which will immediately improve their bottom line without requiring capital investment in new equipment. We are developing access to a streamlined financing solution can also be expected in the future to improve the pace of growth in the CHP market.

United States and Canada

We have distribution agreements with a number of companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been energy efficiency, renewable energy, natural resources, critical power and mobile products. The energy efficiency and natural resources vertical markets are expected to grow as a result of an increased domestic production of hydrocarbons, the low downstream price of natural gas, as well as public and regulatory acceptance of distributed generation.

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

Energy reform in Mexico, for example, has opened new market opportunities for us by allowing competition among multiple players and enabling power generation companies to sell directly to consumers instead of only to the state‑owned Federal Electricity Commission. Our strategy is to leverage our distribution network in Mexico across various market verticals.

South America constitutes a diverse group of markets that vary greatly in potential capture for us based on a number of factors, including availability of oil and gas production and transmission, energy pricing and political and investment climate. While we have distributors in nearly all South American countries, our management is focused on what we consider to be the top geographical markets, such as Colombia, Brazil, Chile and Ecuador.

Asia and Australia

Our target markets in Asia and Australia are energy efficiency, renewable energy and natural resources. Our historical sales in Southeast Asia and Australia have primarily been in the energy efficiency and the oil and gas markets. Other areas in Asia and the Pacific Rim offer attractive opportunities as well. China is expected to see growth in the oil and gas market, while biogas recovery is showing signs of growth in Southeast Asia.

Middle East and Africa

Our target market in the Middle East and Africa is primarily oil and gas. This includes flare gas to power projects which are a particularly attractive market opportunity given the volume of gas being flared and the acute and chronic need for stable power in the region. Our management has targeted distributors and customers involved in the capture and use of flare gas in the oil and gas market. However, the geopolitical environment in this region is still volatile, which can have an impact on our sales.

Europe and Russia

To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased local sales and service support. We have an office in Europe for the purpose of working with our local distributors on a daily basis to identify and understand growth opportunities. We have established a spare parts distribution center in Europe to make new and remanufactured parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. Further, the continuation or escalation of the current geopolitical instability in Russia and Ukraine could continue to negatively impact our operations, sales, and future growth prospects in that region. For more information, see “Risk Factors” beginning on Page 15 of this Form 10‑K.

Revenue

For geographic and segment revenue information, please see Note 2—Summary of Significant Accounting Policies—Segment Reporting in the “Notes to Consolidated Financial Statements.”

Customers

Sales to E‑Finity Distributed Generation, LLC (“E‑Finity), one of our domestic distributors, accounted for 14% and 11% of our revenue for the years ended March 31, 2017 and 2016. Sales to Horizon Power Systems (“Horizon”), one of our domestic distributors, accounted for 11% and 15% of our revenue for the years ended March 31, 2017 and 2016, respectively. Sales to DTC Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of our Mexican distributors, accounted for 10% of our revenue for the year ended March 31, 2016. Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of our Australian distributors, accounted for 10% of our revenue for the year ended March 31, 2016. Additionally, E-Finity, DTC and Reliable Secure Power Systems (“RSP”), one of our domestic distributors, accounted for 29%, 12% and 10%, respectively, of net accounts receivable as of March 31, 2017. DTC, Optimal, RSP, and Regale Energy Zrt, our Hungarian distributor (“Regale”), accounted for 28%, 11%, 10% and 10%, respectively, of net accounts receivable as of March 31, 2016.

We recorded bad debt recovery of approximately $1.5 million during each of Fiscal 2017 and 2016. During Fiscal 2015, we recorded approximately $7.1 million and $2.6 million with respect to the accounts receivable allowances from BPC Engineering (“BPC”), one of our Russian distributors and Electro Mecanique Industries (“EMI”), one of our distributors in the Middle East and Africa, respectively.

Competition

The market for our products is highly competitive. Our microturbines compete with existing technologies such as reciprocating engines and compete with emerging distributed generation technologies, including solar-powered systems, wind‑powered systems, fuel cells and other microturbines. Many potential customers rely on the utility grid for their electrical power. Many of our distributed generation competitors are large, well‑established companies that derive competitive advantages from production economies of scale, worldwide presence, brand recognition and greater resources which they can devote to product development or promotion.

Often power purchased from the electric utility grid can be less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, our management believes we offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise and maintenance. These technologies, which in many cases have a lower up front cost than microturbines, are currently produced by, Caterpillar Inc., Cummins Inc. (which recently entered into a joint venture with Eaton), GE Gas Engines (which now includes Waukesha and Jenbacher), MAN SE, and Tecogen, Inc. (which now includes American DG Energy Inc.), among others.

Our microturbines may also compete with other distributed generation technologies, including solar-powered systems, wind-powered systems, fuel cells and fly wheel. Solar and wind powered systems produce no emissions. The main drawbacks to solar and wind powered systems are their dependence on weather conditions, the utility grid and high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market for fuel cells is still developing, a number of companies are focused on markets similar to ours, including Active Power Inc. (a division of Piller Power Systems Inc.), Ballard Power Systems Inc., Bloom Energy Corporation, FuelCell Energy Inc., LG Fuel Cell Systems, a business unit of LG Electronics, and Plug Power Inc. Fuel cells have lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. Fuel cells, like solar and wind powered systems, historically have received higher levels of incentives for the same type of applications as microturbines. Management believes that, absent these higher government incentives, microturbines provide a better value to end users in most applications.

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

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our product with the electric grid. Further, utility companies may charge additional fees to customers who install on‑site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back‑up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product, or increase the cost to our potential customers for using our systems. This could make our systems less economical, thereby adversely affecting our revenue and profitability. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of climate change. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

We continue to engage with federal and state policymakers to develop government programs to promote the deployment of our low emission and energy efficient products. Government funding can impact the rate of development of new technologies or improvements to existing technologies. Competing new technologies have historically received larger incentives and development funding than do microturbines. The U.S. Department of Energy (“DOE”) has encouraged collaboration by U.S. small businesses with national lab researchers through the Small Business Vouchers pilot program. We are one of 114 American small businesses participating in this program, which provides assistance in identifying national lab research and development activities that align with our interests.

The Federal Investment Tax Credit (“ITC”) for certain clean energy technologies, including CHP, microturbines and fuel cells among others, expired at the end of calendar year 2016. As a result, we may see an impact on our sales in the United States due to the loss of this 10% tax credit. However, other CHP and gas-fired distributed energy technology-providers will face the same financial hurdle and the loss of the ITC would level the playing field with fuel cell technologies, which had received a 30% ITC.

U.S. Government export promotion activities help support exports of American products to foreign markets. We participate in one of the U.S. Department of Commerce export promotion activities, Single Company Promotions, which helps us enter new markets by facilitating interactions with foreign buyers and distributors.

Sourcing and Manufacturing

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We have an ongoing program to develop alternative back up suppliers for sole source parts wherever possible. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs. We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency and lower supply chain costs. We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost improvement opportunities in order to enhance our operational effectiveness and use lean manufacturing processes. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. Our demand volumes and forecasting could continue to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. Our strategy is to identify primary and secondary sources for critical components when available to minimize production line down time due to unavailability of such parts, which could affect our ability to meet manufacturing schedules on build or a linear basis.

Solar Turbines Incorporated (“Solar”), a wholly owned subsidiary of Caterpillar Inc., was our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture these cores ourselves and we began manufacturing them in June 2001. We are required to pay a per unit royalty fee over a seventeen-year period for cores manufactured and sold by us using the technology. Royalties of approximately $32,100 and $35,000 were earned by Solar for the fiscal years ended March 31, 2017 and 2016, respectively.

In 2007, we entered into a Development and License Agreement (“Development Agreement”) with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of our C200 microturbines. Carrier earned $0.9 million and $1.2 million in royalties for C200 and C1000 Series system sales during the year ended March 31, 2017 and 2016, respectively, which will continue until the obsolescence of the C200 microturbine product line.

We have a combined total of approximately 102,000 square foot manufacturing footprint running on a single shift in the San Fernando Valley area of Southern California. We assemble and test units our C30 and C65 microturbines at our facility in Chatsworth, California. Additionally, we assemble and test our C200 and C1000 Series products and manufacture recuperator cores at our facility in Van Nuys, California. We are in the process of consolidating our manufacturing processes into our Van Nuys location. We believe that once this is complete we will have a production capacity of approximately 2,000 units per year, depending on product mix. We believe we will be able to support this production capacity level by adding additional shifts which would increase working capital requirements and making some additional capital expenditures. Additionally, once the consolidation is complete we will be looking to sublet all or a portion of our facility in Chatsworth.

Research and Development (“R&D”)

We have historically devoted substantial resources to the development of new products and the improvement of existing products. More recently, due to our cost reduction efforts, our focus is on expanding the existing products, including the launch of our C1000 Signature Series microturbine in December 2015. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. For the fiscal years ended March 31, 2017 and 2016, R&D expenses were $5.4 million and $10.2 million, respectively, which amounts are equivalent to 7% and 12% of total revenue, respectively, for these fiscal years. R&D expenses are reported net of benefits from cost‑sharing programs, such as DOE grants. There were no benefits from cost-sharing programs for Fiscal 2017. Benefits from cost‑sharing programs were $0.2 million for Fiscal 2016. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand‑alone basis.

During Fiscal 2017, we continued to make progress with our product development roadmap despite a 47% reduction in our R&D expenses compared to Fiscal 2016. Our product development activities during Fiscal 2017 included new-patented fuel injector and certification of our C65 microturbine to applicable European Union medium voltage grid interconnection standards. In addition, we continued our development in our C200S ICHP microturbine and overall cost reduction for our new Signature Series.

We developed a new-patented multi-staged lean pre-vaporizing, pre-mixing fuel injector providing ultra-low emissions that meet EPA Tier 4 requirements for power generation. Under this new program, exhaust emissions from these engines will be required to decrease by more than 90%.

Our C65, C200 and C1000 Series microturbines became Verband der Elektrotechnik (“VDE”) and Bundesverband der Energie - und Wasserwirtschaft (“BDEW”) and Comitato Electtrotecnico Italiano (“CEI”) certified during Fiscal 2017. These new standards were attained following the development and implementation of new microturbine system software architecture.

The C200S microturbine incorporates numerous system and design upgrades intended to improve overall product quality, reliability, and performance. Our new C200S ICHP product further supports our effort to diversify our business into the CHP and CCHP energy efficiency markets, and the new roof mounted integrated CHP heat recovery modules designed specifically for our new Signature Series product we aim to add additional revenue opportunities.

We developed new partnerships with the DOE in Fiscal 2017, whereby, the DOE will provide funding in the amount of $335,000 for one year to Argonne National Laboratory to conduct hydrogen and synthetic fuel or syngas testing on our C65 and C200 microturbines. The new fuel injection technology could enable our microturbines to run on an expanded range of fuels that are not currently widely used, but have the potential to be a source of power generation with widely varying compositions, such as gasified industrial waste streams. In addition, we continued progress on our flexible fuels program, with recent successful testing on butane.

We partnered with FGC Plasma Solutions to test a new plasma-assisted fuel injection technology in our C65 microturbine. We work together to develop a new combustion concept for improved turbine efficiency and emissions performance. The technology will enable more optimum operation of the engine as well as benefits from lower emissions, increased fuel flexibility and improved reliability. Testing will be held at Argonne National Laboratory.

During Fiscal 2016, we unveiled our C1000 Signature (“C1000S’) microturbine as part of our new C1000S microturbine energy systems which also includes an 800kW (“C800S”) or 600kW (“C600S”) microturbine. The C1000S microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. A few of the key upgrades include integrated heat recovery for CHP and CCHP applications, two-stage air filtration system, improved enclosure, relocated engine exhaust stack and redesigned discharge for enclosure cooling air. The C1000S is one of the worlds most integrated and compact 1MW CHP solutions. The 8-foot wide by 30-foot long

1MW power plant reaches approximately 82% total system efficiency and is significantly quieter than the original C1000 for installation in low-noise urban environments.

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

Because of our single moving assembly, manufacturers believe there is also the opportunity to produce a lower cost product in larger automotive volumes. Our focus is on a next generation product that would include existing components and a liquid‑cooled set of electronics that are consistent with the size, cost and cooling strategies employed on vehicles today. Although we believe the hybrid electric bus and truck market has the potential to be a beneficial option for the bus and truck manufacturers, we temporarily suspended our development efforts with respect to C30 microturbines targeted at this market in response to our lower revenue. Management intends to continue with the next phase of development after we achieve profitability.

We are working with the Kenworth Truck Company to demonstrate a Class 7 series hybrid delivery truck with funding support from the South Coast Air Quality Management District and the San Joaquin Valley Air Pollution Control District. This truck will be operated on actual customer delivery routes in both air districts to quantify the performance, emissions, fuel economy, and other benefits of a microturbine‑based hybrid solution. The Kenworth Class 7 hybrid truck is retrofitted with a refrigerated box body and should be ready for track testing at Kenworth facilities in the second half of 2017. The truck will then be used in a demonstration phase to a large commercial customer within the San Joaquin Valley in California. We expect to collect and utilize information from the Kenworth Class 7 hybrid truck’s road testing and demonstration processes for future product developments and enhancements. A prototype or concept vehicle may take several years to go into commercial production following completion of rigorous testing.

Our liquid fuel microturbines have demonstrated emissions levels which meet the CARB 2010 standards for Heavy Duty Diesel Engines (“HDDE”). The liquid fuel microturbine is able to meet these extremely low emissions requirements using its lean premix combustion technology with no exhaust aftertreatment. Competitive reciprocating engine technologies require aftertreatment components that increase system cost, require frequent maintenance, and impact engine efficiency. Our compressed natural gas (“CNG”) fueled microturbines also meet extremely low emission standards, including the U.S. Environmental Protection Agency and CARB 2010 emissions requirements for On‑Road HDDE for Urban Bus. Test emissions from our natural gas microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels.

Our marine products may be used to provide hybrid electric marine propulsion, “hotel power,” CHP, or CCHP. They may be ideal for small and mid-size commercial ships that travel inland waterways and emissions controlled areas (“ECAs”). Although we believe the marine sector has the potential to be a beneficial option for the vessel owners, we temporarily suspended our development efforts with respect to C30 microturbines targeted at this market in response to our lower revenue. We currently intend to continue with the next phase of development after we achieve profitability.

Our C65 Hybrid UPS product line has been evolving over the years. After having received the 2011 NOVA Award from the Construction Innovation Forum for the C65 Hybrid UPS Microturbine at Syracuse University’s data center—labeled one of the greenest data centers in the world, our C65 Hybrid UPS system has continued development and has recent installations at Sempra in Monterey Park, California and our own data center in Chatsworth, California. The product utilizes our inverter electronics and controls technology to provide continuous power quality to meet the customer’s critical load. The load inverter is connected through a central power bus to provide power from one of three available power sources including the utility grid, battery storage system, or microturbine generator. Power to the critical load is synchronized to an available utility grid to allow direct bypass of the critical load to the utility grid. This redundant functionality is provided in a single integrated package that can be scaled to a larger seamless power unit through our multipack feature. These units can also be combined with a heat recovery module or an absorption chiller to provide higher total output efficiency. Unlike current UPS products combined with reciprocating engines for backup, our low emissions Hybrid UPS product allows for continuous operation year-round allowing customers the ability to receive a payback on their capital equipment investment. Although we believe the industrial UPS market has the potential to be a beneficial option for businesses that require constant supply of reliable energy, we temporarily suspended our development efforts with respect to C65 microturbines targeted at this market in response to our lower revenue. We currently intend to continue with the next phase of development after we achieve profitability.

We are working with the DOE on two next generation technology roadmap programs, including a High Efficiency Microturbine with integrated heat recovery and advanced Alumina Forming Austenitic (“AFA”) stainless steel material program in partnership with Oak Ridge National Laboratory (“ORNL”). The High Efficiency Microturbine with integrated heat recovery is focused on improving microturbine electrical efficiency and overall system efficiency utilizing heat recovery. In March 2013, we successfully completed proof‑of‑concept testing of the low pressure spool also known as the C250 that produced >270 kW as part of the first phase of development. This allowed us to proceed with high pressure spool development which was completed during Fiscal 2016. We also demonstrated an increased capability of the power electronics and electrical system required to support this higher power generator. We intend to continue with the next phase of development and commercialization after we achieve profitability. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization. The final phase of the program will incorporate further engine efficiency improvements, resulting in a product design with a projected electrical efficiency of 42% and targeted power output of 370 kW. Improvements in efficiency are key to all markets as improved fuel efficiency benefits end users through lower operating costs. AFA stainless steel is a material that offers superior oxidation and creep resistance to commercial heat‑resistant steel alloys used in our microturbines at a significantly reduced cost. In Fiscal 2015, we successfully completed the first of two long term endurance tests and have engaged industry partners on commercialization viability.

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright, “know how”, and trademark laws and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 98 U.S. and 27 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between 2017 and 2035. We actively evaluate our patent portfolio and pursue new patent applications as we develop new technological innovations, as needed.

We believe that a policy of protecting intellectual property is one component of our strategy of being the leader in microturbine system technology and will provide us with a long term competitive advantage. In addition, we implement security procedures at our plants and facilities and have confidentiality agreements with our suppliers, distributors, employees and certain visitors to our facilities.

Organization and Employees

We were organized in 1988 in the State of California, our company was reincorporated as Capstone Turbine Corporation on June 22, 2000 in the State of Delaware.

As of March 31, 2017, we had 168 full-time employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be moderate to good after the Fiscal 2017 reductions in force.

Available Information

This Form 10‑K, as well as our quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on our Internet website (http://www.capstoneturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1A.  Risk Factors.

This document contains certain forward‑looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act) pertaining to, among other things,

•	our results of operations;
•	profits and losses;
•	our ability to raise additional capital;
•	R&D activities;
•	sales expectations;
•	our ability to develop markets for our products;
•	sources for parts;
•	federal, state and local government regulations;
•	our relationship with our distributors;
•	industry and economic conditions applicable to us;
•	the efficiency, reliability and environmental advantages of our products and their need for maintenance;
•	our ability to be cost‑competitive and to outperform competition;
•	customer satisfaction;
•	the value of using our products;
•	our ability to achieve economies of scale;
•	market advantage;
•	return on investments;
•	issues with suppliers;
•	anticipation of product supply requirements;
•	listing requirements;
•	our microturbine technology;
•	the utilization of our products;
•	competition;
•	the introduction of new technologies;

•	our production capacity;
•	international markets;
•	protection of intellectual property;
•	the adequacy of our facilities;
•	dividends;
•	business strategy;
•	product development;
•	capital resources;
•	capital expenditures;
•	liquidity;
•	amortization expense of intangibles;
•	cost of warranties;
•	stock‑based compensation;
•	our NOL rights plan;
•	purchase and lease commitments;
•	current liabilities;
•	recently issued accounting standards;
•	market risk;
•	the strength of the U.S. dollar;
•	interest rate sensitivity; and
•	growth of the shale gas market.

These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties. Actual results could differ materially from those anticipated by these forward‑looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating us and our business. We assume no obligation to update any of the forward‑looking statements after the filing of this Form 10-K to conform such statements to actual results or to changes in our expectations, except as may be required by law.

The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward‑looking statements contained in this Form 10-K because these factors could cause actual results and conditions to differ materially from those projected in forward‑looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks actually occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-K, our quarterly reports on Form 10‑Q and other documents filed by us from time to time.

Our operating history is characterized by net losses. We anticipate further losses and we may never become profitable.

Since inception, we have incurred annual operating losses. We expect this trend to continue until such time that we can sell a sufficient number of units and achieve a cost structure to become profitable. Our business is such that we have relatively few repeat end use customers and limited repeat business compared to our competitors. As a result, we may not maintain or increase revenue. We may not have adequate cash resources to reach the point of profitability, and we may never become profitable. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.

We may be unable to fund our future operating requirements, which could force us to curtail our operations.

To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we would need to raise additional funds, through further public or private equity or debt financings depending upon prevailing market conditions. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in dilution to our stockholders and reduction of the trading price of our stock. The state of capital markets when we seek to raise additional capital could also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we likely would be required to significantly curtail our operations or possibly even cease our operations.

On June 2, 2017, we entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program.  Under the terms of the Bridge Bank Credit Agreements, we may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of our eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019.

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, we have restricted $5.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.5 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of our assets, including intellectual property and general intangibles.

The Bridge Bank Credit Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Bridge Bank’s consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, or (d) sell, assign, transfer or otherwise dispose of our assets.

The financial covenants  of the domestic credit agreement with Bridge Bank (the “Domestic Facility”) requires us not to exceed specified levels of losses relative to our financial model and the outstanding line of credit advances may not exceed 85% of  the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on our business. An event of default for this or any other reason, if not waived, could have a material adverse effect on us. Our obligations under the credit facility could have important consequences, including the following:

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

•

We may be required to repay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the Bridge Bank Credit Agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any outstanding indebtedness under the credit facility is accelerated, our assets may not be sufficient to repay such indebtedness.

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue to operate at current levels.

We have experienced recurring operating losses and as of March 31, 2017, we had an accumulated deficit of approximately $850.9 million. On March 31, 2017, we had cash, cash equivalents and restricted cash of $19.7 million, and working capital of $14.2 million. This compares to $827.0 million, $16.7 million and $18.1 million, respectively, on March 31, 2016. As a condition of the Bridge Bank Credit Agreements, we have restricted $5.0 million of cash equivalents as additional security for the credit facility and not available to us.

Our business strategy is focused on profitability-oriented initiatives such as reducing operating expenses, diversifying and increasing revenue, improving gross margin and utilizing our joint venture, Capstone Energy Finance to provide financing options for the purchase of Capstone microturbines. We may not be able to execute the business strategy successfully and if we are unable to generate positive cash flow, potential customers may choose not to purchase our products. Moreover, the business strategy is based upon projections, which are in turn based upon estimates and assumptions. There can be no assurance as to the accuracy of the projections, estimates and assumptions which underlie the business strategy or as to our ability to execute the business strategy successfully.

Should we be unable to execute our plans to increase sales and margins while controlling costs, we may be unable to continue to operate at our current levels on a longer-term basis. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially on a longer-term basis. Our available cash and proceeds from future financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. Any such lack of funds would affect our ability to continue to operate at current levels. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock and our ability to maintain our credit facility. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue to operate at current levels, you could lose all or part of your investments in our securities.

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

Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future. In addition, as part of our business strategy, we are focusing our marketing efforts on the oil and gas, renewable energy and combined heat and power markets. We may be unable to grow our business in these target markets. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

•	consumer reluctance to try a new product;
•	regulatory requirements;
•	the cost competitiveness of our microturbines;
•	costs associated with the installation and commissioning of our microturbines;
•	maintenance and repair costs associated with our microturbines;
•	the future costs and availability of fuels used by our microturbines;
•	economic downturns and reduction in capital spending;
•	consumer perceptions of our microturbines’ safety and quality;
•	the emergence of newer, more competitive technologies and products;
•	growth of the HEV market; and
•	decrease in domestic and international incentives.

We depend upon the development of new products and enhancements of existing products.

Our operating results depend on our ability to develop and introduce new products, enhance existing products and reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of the products, differentiation of products from those of our competitors, meeting changing customer requirements, emerging industry standards and market acceptance of these products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or uncompetitive.

Our operating results are dependent, in large part, upon the successful commercialization of our products. Failure to produce our products as scheduled and budgeted would materially and adversely affect our business and financial condition.

We cannot be certain that we will deliver ordered products in a timely manner. We have limited production slots for our products. Any delays in production will increase our costs, reduce future production slots and could significantly impact our business, financial condition and operating results.

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

We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. For example, during Fiscal 2017, we recorded a one-time non-cash warranty provision of approximately $5.2 million to proactively retrofit select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability.

These enhancements have at times been provided at no cost or below our cost. If we choose to offer such programs again in the future, such actions could result in significant costs.

We operate in a highly competitive market among competitors who have significantly greater resources than we have and we may not be able to compete effectively.

We compete with several technologies, including reciprocating engines, fuel cells and solar power. Competing technologies may receive certain benefits, like governmental subsidies or promotion, or be able to offer consumer rebates or other incentives that we cannot receive or offer to the same extent. This could enhance our competitors’ abilities to fund research, penetrate markets or increase sales. We also compete with other manufacturers of microturbines.

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

The sale of our products typically involves a significant commitment of capital by customers, which can result in the typical delays associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition, results of operations and cash flow would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary materially from period to period.

Net product orders for Fiscal 2017 were $43.8 million and contributed to an ending backlog of $113.0 million at March 31, 2017. The book-to-bill ratio was 1.1:1 for Fiscal 2017. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

During the second quarter of our fiscal year ended March 31, 2016, we removed approximately $51.6 million, for 186 units, representing 63.8 megawatts, of backlog from BPC Engineering, one of our Russian distributors. This removal aligned the backlog to our management’s expectations based on the global macroeconomic environment during our fiscal year ended March 31, 2015, such as the volatility of the global oil and gas market, a strong U.S. dollar (making our products more expensive overseas) and on-going geopolitical tensions involving Russia. In addition, we removed a portion of our TA100 backlog of approximately $2.4 million, for 17 units representing 1.7 megawatts, from Calnetix Power Solutions, Inc. during the first quarter of our fiscal year ended March 31, 2016. This removal aligned our TA100 backlog with our management’s decision to limit future production of TA100 systems.

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

Our business and financial performance depends  in part on the oil and natural gas industry, and a decline in prices for oil and natural gas may have an adverse effect on our revenue, cash flows, profitability and growth.

The significant decline in oil and natural gas prices beginning in late 2014 caused a reduction in our customers' spending and associated drilling and completion activities, which had an adverse effect on our revenue. If prices were to decline further, similar declines in our customers' spending would have an adverse effect on our revenue. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers' liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and similar impacts

Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.

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

We derived approximately 11% and 2% of our revenue from Russia during Fiscal 2017 and Fiscal 2016, respectively. The continuation or escalation of the current geopolitical instability in Russia and Ukraine could negatively impact our operations, sales, and future growth prospects in that region. The U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting certain oil and gas production related business activities with specified Russian and Ukrainian individuals and companies and requiring export licenses for certain of such activities. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia, the sanctions imposed by the U.S. government could be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine or elsewhere, our business, including revenue, profitability and cash flows, could be materially adversely affected. If we are unable to conduct business with certain vendors, our operations in Russia and Ukraine could be materially adversely affected.

Our business may be impacted by international instability, war, terrorism, and geopolitical events.

International political and economic instability or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect the performance of our services, sale of our products or other business operations. A slowdown in economic growth in some emerging markets could result in long sales cycles, greater risk of uncollectible accounts and longer collection cycles. Fluctuations or devaluations in currency values, especially in emerging markets, could have an adverse effect on us, our suppliers, logistics providers and manufacturing vendors. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

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

Our accounts receivable balance, net of allowances, was $17.0 million and $13.6 million as of March 31, 2017 and March 31, 2016, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of Fiscal 2017 was 68 days, compared with 66 days at the end of Fiscal 2016. We recorded bad debt recovery of approximately $1.5 million during each of Fiscal 2017 and Fiscal 2016. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

Loss of a significant customer could have a material adverse effect on our results of operations.

E-Finity and Horizon accounted for approximately 14% and 11%, respectively, of our revenue for Fiscal 2017. Additionally, E-Finity, DTC and RSP, accounted for 29%, 12% and 10%, respectively, of net accounts receivable as of March 31, 2017. The loss of E-Finity, Horizon or any other significant customer could have a material adverse effect on our results of operations and financial condition.

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

During the second quarter of our fiscal year ended March 31, 2016, we removed approximately $51.6 million, for 186 units, representing 63.8 megawatts, of backlog from BPC Engineering, one of our Russian distributors. This removal aligned the backlog to our management’s expectations based on the global macroeconomic environment during our fiscal year ended March 31, 2015, such as the volatility of the global oil and gas market, a strong U.S. dollar (making our products more expensive overseas) and on-going geopolitical tensions involving Russia. In addition, we removed a portion of our TA100 backlog of approximately $2.4 million, for 17 units representing 1.7 megawatts, from Calnetix Power Solutions, Inc. during the first quarter of our fiscal year ended March 31, 2016. This removal aligned our TA100 backlog with our management’s decision to limit future production of TA100 systems on a case-by-case basis for key customers.

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

At March 31, 2017, we had federal and state net operating loss carryforwards of approximately $678 million and $160.2 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under

Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

Activities necessary to integrate any future acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

We may acquire other businesses in the future and the success of these transactions will depend on, among other things, our ability to develop productive relationships with the corresponding distributors and to integrate assets and personnel, if any, acquired in these transactions and to apply our internal controls processes to these acquired businesses. The integration of any acquired businesses or significant assets may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into these transactions. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

Our internal control systems rely on employees trained in the execution of the controls. Loss of these employees or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our management concluded that our internal controls over financial reporting were effective as of March 31, 2017. We may in the future identify material weaknesses in our internal controls over financial reporting that we have not discovered to date. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

We are subject to a number of pending lawsuits.

We and certain of our current and former officers are named as defendants in a shareholder class action lawsuit filed in the United States District Court for the Central District of California. Additionally, we and certain of our current and former officers and directors are named as defendants in various state and federal derivative suits. We may be named as defendants in future lawsuits. These current and future matters may result in significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves and, to the extent available, liability insurance. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, financial condition or results of operations. In addition, any significant judgment or settlement amount may require us to incur additional indebtedness, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness. See Item 3—Legal Proceedings of this Form 10-K for more information regarding currently pending legal proceedings.

If we continue to fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 12, 2016, we received a notice from the Nasdaq Listing Qualifications Department stating that, for 30 consecutive business days preceding the notice date, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until June 12, 2017, to regain compliance with the minimum bid price requirement. On June 13, 2017 we were afforded an additional 180-day grace period to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days, at which time Nasdaq Listing Qualifications Department would provide written confirmation of our compliance. We may need to implement a reverse stock split to regain compliance with the Nasdaq Listing Rules.

If we continue to fail to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of your investment.

The market price of our common stock has been, and may continue to be, highly volatile and you could lose all or part of your investment in our securities.

An investment in our securities is risky, and stockholders could lose their investment in our securities or suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock is highly volatile and is likely to continue to be highly volatile. Given the continued uncertainty surrounding many variables that may affect our business and the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our common stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;
•	market sentiment toward alternative energy stocks in general or toward us;
•	changes in financial estimates or recommendations by securities analysts;
•	conditions or trends in our industry or the overall economy;
•	loss of one or more of our significant customers;
•	errors, omissions or failures by third parties in meeting commitments to us;
•	changes in the market valuations or earnings of our competitors or other technology companies;
•	the trading of options on our common stock;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
•	announcements of significant market events, such as power outages, regulatory changes or technology changes;
•	changes in the estimation of the future size and growth rate of our market;
•	future equity financings;
•	the failure to produce our products on a timely basis in accordance with customer expectations;
•	the inability to obtain necessary components on time and at a reasonable cost;
•	litigation or disputes with customers or business partners;
•	capital commitments;
•	additions or departures of key personnel;

•	sales or purchases of our common stock;
•	the trading volume of our common stock;
•	developments relating to litigation or governmental investigations; and
•	further decreases in or continued low levels of oil, natural gas and electricity prices.

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

In March 2016, we received a letter from an owner of shares of our common stock giving notice of such stockholder’s intention to nominate nine director candidates for election to our board of directors at our 2016 annual meeting of stockholders. We sent a response letter to the stockholder indicating that its notice letter was deficient because it did not meet the requirements prescribed under our bylaws. A proxy contest involving the stockholder or litigation regarding the stockholder’s eligibility to nominate director candidates at the 2016 annual meeting of stockholders ultimately did not ensue, however, we could become engaged in a proxy contest with another activist stockholder in the future.

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

Similarly, a future proxy contest with any other activist investor could result in the turnover of a majority of our board of directors. If such a change in the composition of our board of directors were to occur, it could trigger the change of control provisions of certain agreements and arrangements to which we are a party, including the Bridge Bank Credit Agreements, our Amended and Restated Change of Control Severance Plan and the Amended and Restated Change in Control Severance Agreement, as amended, between us and Darren Jamison, our President and Chief Executive Officer.

Under the Bridge Bank Credit Agreements, a change of control constitutes an event of default that would entitle Bridge Bank to, among other remedies, declare all of our outstanding borrowings under the Bridge Bank Credit Agreements immediately due and payable. Under the Amended and Restated Change of Control Severance Plan and the Amended and Restated Change in Control Severance Agreement, as amended, following a change of control, upon the occurrence of a qualifying termination of Mr. Jamison or certain of our other executive officers and employees, we will be obligated to make specified severance payments to the terminated employee.

If such a change in our board composition were to occur, and if our board of directors were unable to take certain mitigating action to avoid triggering, or if we were unable to obtain a waiver of, these and other similar change of control provisions to which we are subject, the resulting payments and other obligations required of us could have a material adverse effect on our liquidity and ability to conduct our business or could otherwise materially and adversely affect our business, results of operations and financial condition.

Provisions in our certificate of incorporation, bylaws and our NOL rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition at a premium price.

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

On May 6, 2016, we and Computershare Inc., as Rights Agent, entered into a Rights Agreement (the “NOL Rights Agreement”) designed to diminish the risk that our ability to use our net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of us experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. While this NOL Rights Agreement is intended to preserve our net operating losses, it effectively deters current and future purchasers from becoming 4.99% stockholders. The NOL Rights Agreement could also make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

The market price of our common stock may be adversely affected by market conditions affecting the stock markets in general, including price and trading fluctuations on Nasdaq.

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our common stock and sales of substantial amounts of our common stock in the market, in each case being unrelated or disproportionate to changes in our operating performance. Concerns over global stability and economic conditions in the United States and abroad have contributed to the extreme volatility of the markets which may have an effect on the market price of our common stock.

Future issuances of our common stock could lower our stock price and dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by investors who acquired such common stock in a private placement, could have a material adverse effect on the market price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We do not intend to pay cash dividends. We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our securities will likely depend on whether the price of our common stock increases.

We have not paid dividends on any of our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our securities if the price of our common stock increases.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 98,000 square feet of leased office space, warehouse space and assembly and test space located at 21211 Nordhoff Street in Chatsworth, California. This lease expires in September 2019, and we have one five‑year option to extend the term of this lease. We also lease an approximately 79,000 square foot facility at 16640 Stagg Street in Van Nuys, California as an engineering test and manufacturing facility for our recuperator cores. On June 7, 2017 we entered into an amendment to extend the Van Nuys facility lease agreement. This lease will expire in February 2023 and we have one five‑year option to extend the term of this lease. We are in the process of consolidating our manufacturing processes into our Van Nuys location. Once this is complete we will be looking to sublet all or a portion of our facility in Chatsworth. Management believes our facilities are adequate for our current needs.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10,

2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. The Company has not recorded any liability as of March 31, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order. Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for September 20, 2017.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for September 26, 2017.

On December 27, 2016, a purported shareholder derivative action entitled Andre Rosowsky v. Jamison, et al., No. 30-2016-00894859-CU-MC-CJC was filed in Orange County Superior Court in the State of California against the Company and certain of its current and former officers and directors. The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, that the Company institute corporate governance reforms, and restitution from the individual defendants. On April 14, 2017, the case was removed to the United States District Court for the Central District of California. On May 5, 2017, the plaintiff voluntarily dismissed his complaint without prejudice.

Federal Derivative Lawsuits

On March 7, 2016, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors under the following caption:  Haber v. Jamison, et al., No. CV16-01569-DMG (RAOx).  The lawsuit alleges that certain of the

Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint asserts a cause of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms.  On May 11, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 13, 2016, the Court entered that proposed order.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed.

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively.  The lawsuits allege that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Both complaints demand damages sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms. The federal derivative actions have been stayed until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. Given that the federal securities class action was dismissed with leave to amend, these cases are still stayed.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “CPST”. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 12, 2016, we received a notice from the Nasdaq Listing Qualifications Department stating that, for 30 consecutive business days preceding the notice date, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until June 12, 2017, to regain compliance with the minimum bid price requirement. On June 13, 2017 we were afforded an additional 180-day grace period to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days, at which time Nasdaq Listing Qualifications Department would provide written confirmation of our compliance. We may need to implement a reverse stock split to regain compliance with the Nasdaq Listing Rules.

The following table sets forth the high and low sales prices for each period indicated.

	High	Low
Year Ended March 31, 2017:
First Quarter	$2.70	$1.25
Second Quarter	$1.97	$1.31
Third Quarter	$1.48	$0.66
Fourth Quarter	$0.93	$0.67
Year Ended March 31, 2016:
First Quarter	$13.60	$7.40
Second Quarter	$8.80	$6.00
Third Quarter	$6.40	$1.16
Fourth Quarter	$1.69	$1.00

As of June 6, 2017, the last reported sale price of our common stock on the Nasdaq Capital Market was $0.67 per share.

Stockholders

As of June 6, 2017, there were 238 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividend Policy

We currently intend to retain any earnings for use in our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. We have never declared or paid any cash dividends on our capital stock. In the future, the decision to pay any cash dividends will depend upon our results of operations, financial condition, cash flow and capital expenditure plans, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant. Additionally, the consent of Bridge Bank would be necessary in order for us to declare and pay a dividend in accordance with the terms of the Bridge Bank Credit Agreements.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter ended March 31, 2017.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended March 31, 2017.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward‑looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward‑looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in this Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Form 10-K.

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because Capstone microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

We continue to execute on our three-pronged business profitability plan to reduce operating expenses; diversify and increase revenue; and improve gross margin. During Fiscal 2017 our net loss decreased by 5% to $23.9 million and our basic and diluted loss per share improved by 46% to $0.75 compared to $25.2 and $1.39, respectively, in the same period of the previous year. The improvement in the net loss during Fiscal 2017 was primarily the result of a reduction of operating expenses of approximately 30% from Fiscal 2016. The improvement in the net loss per share during Fiscal 2017 was primarily the result of an increase in weighted average shares outstanding to 32.1 million for Fiscal 2017 from 18.2 million for Fiscal 2016. Our accessories, parts and service revenue increased 8% to a record high of $28.9 million or 37% of total revenue compared to $26.8 million or 31% of total revenue in Fiscal 2016 as global microturbine installations and factory protection plan revenue continued to expand. During Fiscal 2017, our revenue from the Russian market was approximately 11% of revenue compared to 2% of revenue the same period last year as we continue to rebuild our business in the Russian market by adding additional distributors in Russia and the Commonwealth of Independent States (“CIS”). Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

Our products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, however, we have refocused our business strategy to target projects within the energy efficiency and renewal energy markets. The actual shift to the energy efficiency market is reflected in the product shipment by vertical markets table on page 38. We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to our success are revenue growth, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

An overview of our direction, targets and key initiatives follows:

1)

Focus on Vertical Markets  Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, transportation products and marine), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our product shipments by vertical markets:

	Fiscal Year
	Ended March 31,
	2017	2016
Energy efficiency	59%	53%
Natural resources	34%	37%
Renewable energy	7%	10%
Critical Power Supply	<1%	—%

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines are able to maximize the availability of usable energy to provide a significant economic advantage to customers while reducing their onsite emissions. CHP and CCHP can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30 percent to 80 percent or more. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs.

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including oil and gas exploration, production, and at compression and transmission sites as a highly efficient and reliable source of power.  In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated onsite. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts - flare gas, or associated gas, into a useable fuel to provide prime power to these sites.

Renewable Energy

There is a growing transition to renewable energy sources and technologies happening on a global scale. Our microturbines run efficiently on renewable fuels such as methane and other biogases from landfills, wastewater treatment facilities and other small biogas applications like food processing plants, livestock farms and agricultural waste operations. Microturbines can burn these renewable fuels with minimal emissions, thereby, and in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” fuel source for use at the site or in the surrounding areas. Our microturbines have demonstrated effectiveness in these smaller applications and may outperform conventional combustion engines in some situations, including when the gas contains a high amount of sulfur.

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high demand power users, including high technology, health care and information systems facilities require higher levels of reliability in their power generation service. To meet these customer requirements, traditional solutions utilize UPS to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution that can both meet customer reliability requirements and reduce operating costs.

Transportation

Our technology also can be used in HEV applications. Our customers have applied our products in HEV applications such as transit buses and Class 7 and 8 work trucks. In these applications, the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine-powered HEV hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability when compared with traditional internal combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, prior to aftertreatment that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. Many manufacturers are incorporating aftertreatment that increases upfront equipment costs, vehicle weight and life cycle costs, which and may reduce overall engine efficiency.

Marine

Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The most feasible application for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, thereby reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender.

Backlog

Net product orders were $43.8 million and $53.9 million for Fiscal 2017 and Fiscal 2016, respectively. Ending backlog was $113.0 million at March 31, 2017 compared to $109.6 at March 31, 2016. Book-to-bill ratio was 1.1:1 and 1.0:1 for Fiscal 2017 and Fiscal 2016, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

2)	Sales and Distribution Channels We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have 92 distributors and Original Equipment Manufacturers (“OEMs”). In the United States and Canada, we currently have 23 distributors and OEMs. Outside of the United States and Canada, we currently have 69 distributors and OEMs. We continue to refine our distribution channels to address our specific targeted markets.

3)

Service  We provide service primarily through our global distribution network. Together with our global distribution network we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog at the end of Fiscal 2017 and Fiscal 2016 was $77.1 million and $66.5 million, respectively, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue in Fiscal 2017 was approximately 18% of total revenue.

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

5)

New Product Development    Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. More recently, due to our cost reduction efforts, our focus is on expanding the existing products, including the launch of our C1000 Signature Series microturbine in December 2015.

Our product development activities during Fiscal 2017 included new-patented fuel injector and certification of our C65 microturbine to applicable European Union medium voltage grid interconnection standards. In addition, we continued our development in our C200S ICHP microturbine and overall cost reduction for our Signature Series. We developed a new-patented multi-staged lean pre-vaporizing, pre-mixing fuel injector providing ultra-low emissions that meet EPA Tier 4 requirements for power generation. Under this new program, exhaust emissions from these engines will be required to decrease by more than 90%. Our C65, C200 and C1000 Series microturbines became VDE, BDEW and CEI certified during Fiscal 2017. These new standards were attained following the development and implementation of new microturbine system software architecture. The C200S microturbine incorporates numerous system and design upgrades intended to improve overall product quality, reliability, and performance. Our new C200S ICHP product further supports our effort to diversify our business into the CHP and CCHP energy efficiency markets, and the new roof mounted integrated CHP heat recovery modules designed specifically for our Signature Series product we aim to add additional revenue opportunities.

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

6)	Cost and Core Competencies We believe that the core competencies of our products are air‑bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra‑low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air‑bearing technology. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to leverage our costs as product volumes increase.

We believe that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions and product mix, pricing and performance, our financial model indicates that we will achieve positive cash flow when we generate $25 million in quarterly revenue with a 25% gross margin. We are in the process of consolidating our manufacturing processes into our Van Nuys location. We believe that once this is complete we will have a production capacity of approximately 2,000 units per year, depending on product mix. We believe we will be able to support this production capacity level by adding additional shifts, which would increase working capital requirements, and making some additional capital expenditures.

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

•

We evaluate the carrying value of long‑lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current‑period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the asset group. The estimated fair value of the assets is determined using the best information available. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long‑lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives. We performed an analysis as of March 31, 2017 and 2016 and as a result, approximately $17,000 and $0.1 million of purchased TA100 backlog was written off to align with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers. See Note 5—Intangible Assets in the “Notes to Consolidated Financial Statements.”

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

The use of Black‑Scholes model requires us to make estimates of the following assumptions:

•

Expected volatility—The estimated stock price volatility was derived based upon our actual historic stock prices over the expected option life, which represents our best estimate of expected volatility.

•

Expected option life—The expected life, or term, of options granted was derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding.

•	Risk‑free interest rate—We used the yield on zero‑coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk‑free interest rate.

The amount of stock‑based compensation cost is recorded on a straight-line basis over the vesting period. During the fiscal year ended March 31, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and established an accounting policy election to assume zero forfeiture for awards and account for forfeitures when they occur.

Results of Operations

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016

The following table summarizes our revenue by geographic markets (amounts in millions):

	Year Ended March 31,
	2017	2016
	Revenue	Revenue
United States and Canada	$33.7	$36.9
Europe and Russia	22.9	16.3
Latin America	8.6	15.0
Asia and Australia	10.0	16.3
Middle East and Africa	2.0	0.7
Total	$77.2	$85.2

Revenue Revenue for Fiscal 2017 decreased $8.0 million, or 9%, to $77.2 million from $85.2 million for Fiscal 2016. The change in revenue for Fiscal 2017 compared to Fiscal 2016 included decreases in revenue of $6.4 million from the Latin American market, $6.3 million from the Asian and Australian markets and $3.2 million from the United States and Canadian markets. These overall decreases in revenue were offset by increases in revenue of $6.6 million from the European and Russian markets and $1.3 million from the Middle East and African markets. The decrease in revenue in the Latin American market during Fiscal 2017 compared to the same period the previous year was primarily the result of a strong U.S. dollar and reduced capital and operational spending, particularly in the upstream and midstream sectors of the oil and gas markets. The decrease in revenue in the Asian and Australian markets was primarily the result of large non-recurring microturbine product shipments for specific projects that had occurred during Fiscal 2016. The decrease in revenue in the United States and Canadian markets during Fiscal 2017 compared to the same period the previous year was primarily the result of the continued volatility in the global oil and gas market. The increase in revenue in the European and Russian markets during Fiscal 2017 compared to the same period the previous year was primarily because of our strategic initiative to improve the diversification of our revenue, the improvement of sales from BPC and additional revenue from new distributors in the Russian market. The increase in revenue in the Middle East and African markets during Fiscal 2017 compared to the same period in the previous year was primarily the result of our continued investment in key growth initiatives in those markets. Despite the increase in revenue in the Russian, Middle East and African markets, our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2017			2016
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$48.3	49.3	269	$58.4	60.0	281

Accessories and Parts	15.0			14.7
Service	13.9			12.1
Total Accessories, Parts and Service	28.9			26.8
Total	$77.2			$85.2

For Fiscal 2017, revenue from microturbine products decreased $10.1 million, or 17%, to $48.3 million from $58.4 million for Fiscal 2016. Megawatts shipped during Fiscal 2017 decreased 10.7 megawatts, or 18%, to 49.3 megawatts from 60.0 megawatts during Fiscal 2016. The decrease in revenue and megawatts shipped was because of delays of certain oil and gas projects, globally, resulting from the continued volatility in the oil and gas market. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Average revenue per megawatt shipped was approximately $1.0 million during each of Fiscal 2017 and 2016.

For Fiscal 2017, revenue from our accessories and parts increased $0.3 million, or 2%, to $15.0 million from $14.7 million for Fiscal 2016. The increase in revenue from accessories and parts was primarily because of an increase in sales of accessories. During the three months ended March 31, 2017, we shipped ten of our new roof mounted integrated CHP heat recovery modules designed for our C1000 Signature Series systems, which added approximately $0.4 million of new accessories revenue.

Service revenue for Fiscal 2017 increased $1.8 million, or 15%, to $13.9 million from $12.1 million for Fiscal 2016. The increase in service revenue was primarily the result of our growing installed base and an increase in our energy efficiency customers purchasing our FPP service agreements.

Sales to E-Finity Distributed Generation, LLC (“E-Finity), one of our domestic distributors, accounted for 14% and 11% of our revenue for the years ended March 31, 2017 and 2016. Sales to Horizon Power Systems (“Horizon”), one of our domestic distributors, accounted for 11% and 15% of our revenue for Fiscal 2017 and Fiscal 2016, respectively. Sales to Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of our Mexican distributors, accounted for 10% of our revenue for the year ended March 31, 2016. Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of our Australian distributors, accounted for 10% of our revenue for the year ended March 31, 2016.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $1.8 million, or 2% of revenue, for Fiscal 2017 compared to a gross margin of $12.8 million, or 15% of revenue, for Fiscal 2016. The decrease in gross margin of $11.0 million, compared to Fiscal 2016 was primarily because of incremental warranty expense of $6.9 million, lower volume of microturbines shipped and a shift in product mix of $6.0 million, offset by decreases in production labor and overhead expense of $0.9 million, inventory charges of $0.7 million and royalty expense of $0.3 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2018 by further reducing manufacturing overhead and fixed and direct material costs and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $6.9 million during Fiscal 2017 compared to Fiscal 2016 was primarily because of a one-time non-cash warranty provision to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance, reliability and customer satisfaction. In addition, warranty expense during Fiscal 2017 compared to Fiscal 2016 reflects accommodations and timing of claims in the current period and the result of a benefit in the same period last year related to the decrease in the number of units covered under warranty. Management expects warranty expense in Fiscal 2018 to be lower than in Fiscal 2017 primarily as a result of a decrease in reliability repair programs.

Production and service center labor and overhead expense decreased $0.9 million during Fiscal 2017 compared to Fiscal 2016 as a result of decreases in salaries expense of $1.0 million, $0.2 million of business travel expense, and $0.1 million of consulting expense. These decreases were primarily the result of our cost reduction program to lower labor and overhead expenses throughout the organization. These decreases were offset by an increase in manufacturing supplies expense of $0.4 million during Fiscal 2017 compared to Fiscal 2016 primarily because of the closeout of purchasing agreements resulting from changes in product configuration and engineering changes.

Inventory charges decreased $0.7 million during Fiscal 2017 compared to Fiscal 2016 primarily as the result of a decrease in the provision for excess and obsolete inventory. During Fiscal 2017 and Fiscal 2016, we made an allowance of approximately $0.5 million and $0.8 million, respectively, for slow-moving inventory in relation to our TA100 product line.

Royalty expense decreased $0.3 million during Fiscal 2017 compared to Fiscal 2016 primarily as a result of lower sales of our C1000 Series systems.

The following table summarizes our gross margin (in millions except percentages):

	Year Ended March 31,
	2017	2016
Gross Margin
Product	$(6.9)	$5.6
As a percentage of product revenue	-14%	10%

Accessories, parts and service	$8.7	$7.2
As a percentage of accessories, parts and service revenue	30%	27%

Total Gross Margin	$1.8	$12.8
As a percentage of total revenue	2%	15%

Product gross margin decreased to a negative 14% during Fiscal 2017 compared to Fiscal 2016 primarily because of a one-time non-cash warranty provision, a decrease in product shipments and a shift in product mix. Accessories, parts and service gross margin increased to 30% during Fiscal 2017 compared to Fiscal 2016 primarily because of our growing installed base, increase in energy efficiency customers purchasing our FPP service agreements and timing of FPP services performed.

Research and Development Expenses (“R&D”)  R&D expenses for Fiscal 2017 decreased $4.8 million, or 47%, to $5.4 million from $10.2 million for Fiscal 2016. The overall decrease in R&D expenses of approximately $4.8 million resulted from decreases in salaries expense of approximately $2.5 million, supplies expense of $1.7 million, consulting expense of $0.7 million and business travel expense of $0.1 million. These overall decreases were offset by a reduction in cost-sharing benefits of $0.2 million. As part of our initiatives to reduce operating expenses and achieve profitability, during Fiscal 2016, we reduced the number of active research projects, which included the development of the C250 microturbine. Management expects R&D expenses in Fiscal 2018 to be lower than in Fiscal 2017 as a result of the continued cost reduction initiatives.

Selling, General and Administrative (“SG&A”) Expenses  SG&A expenses for Fiscal 2017 decreased $6.4 million, or 24%, to $20.7 million from $27.1 million for Fiscal 2016. The net decrease in SG&A expenses was comprised of decreases of approximately $3.5 million in salaries expense, $0.9 million in marketing expense, $0.8 million in professional services expense, including accounting expenses, $0.5 million in business travel expense, $0.5 million in facilities expense and $0.4 million in consulting expense. These overall decreases were offset by an increase in supplies expense of $0.2 million. These decreases were primarily the result of our cost reduction program to lower operating expenses throughout the organization. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2018 to be lower than in Fiscal 2017 primarily as a result of our continued initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense decreased $0.1 million, or 17%, to $0.5 million during Fiscal 2017 from $0.6 million for Fiscal 2016. Interest expense is primarily from the average balances outstanding under our former credit facility with Wells Fargo. As of March 31, 2017, we had total debt of $11.5 million outstanding under the credit facility.

Income Tax Provision  Income tax expense decreased $1,000, or 5%, to $19,000 during Fiscal 2017 from $20,000 during Fiscal 2016. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of −0.1% differs from the federal and state blended statutory rate of approximately 35% primarily as a result of recording taxable losses. At March 31, 2017, we had federal and state net operating loss carryforwards of approximately $678 million and $160.2 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $269.3 million at March 31, 2017 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2016, the net deferred tax asset was fully reserved.

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

(In thousands, except per share data)

	Year Ended March 31, 2017				Year Ended March 31, 2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenue	$22,921	$20,185	$14,998	$19,065	$18,867	$21,459	$17,905	$26,980
Cost of goods sold	20,802	24,184	14,328	16,066	16,764	17,408	15,977	22,295
Gross margin	2,119	(3,999)	670	2,999	2,103	4,051	1,928	4,685
Operating expenses:
R&D	1,135	1,282	1,350	1,621	1,959	2,905	2,872	2,416
SG&A	5,021	4,848	5,036	5,746	5,310	7,002	6,705	8,089
Loss from operations	(4,037)	(10,129)	(5,716)	(4,368)	(5,166)	(5,856)	(7,649)	(5,820)
Net loss	$(4,631)	$(8,909)	$(5,865)	$(4,516)	$(5,319)	$(6,015)	$(7,882)	$(5,975)
Net loss per common share—basic (1)	$(0.13)	$(0.26)	$(0.19)	$(0.17)	$(0.25)	$(0.34)	$(0.48)	$(0.36)
Net loss per common share—diluted (1)	$(0.13)	$(0.28)	$(0.19)	$(0.17)	$(0.25)	$(0.34)	$(0.48)	$(0.36)

(1)

Loss per-share amounts for each of the three months ended June 30, 2015 and September 30, 2015, has been retroactively adjusted to reflect our 1-for-20 reverse stock split, which was effective November 6, 2015.

During the three months ended March 31, 2017, we recorded approximately $0.2 million in bad debt recovery with respect to the collection of cash for receivables from BPC previously reserved during Fiscal 2015. During the three months ended March 31, 2017 we made an allowance of approximately $0.5 million in cost of goods sold for slow-moving inventory in relation to our TA100 product line.

During the three months ended March 31, 2016, we recorded approximately $1.4 million in bad debt recovery in SG&A with respect to the collection of cash for receivables from EMI previously reserved during Fiscal 2015. During the three months ended March 31, 2016 we made an allowance of approximately $0.7 million in cost of goods sold for slow-moving inventory in relation to our TA100 product line.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2018 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short‑term money market instruments to provide liquidity for operations and for capital preservation.

Our cash, cash equivalents and restricted cash balances increased $3.0 million during the year ended March 31, 2017, compared to a decrease of $15.5 million during the year ended March 31, 2016. The overall improvement in cash used during Fiscal 2017 compared to Fiscal 2016 was primarily the result of proceeds from the issuance of common stock and warrants and underwritten public offerings as described below.

Operating Activities During the year ended March 31, 2017, we used $18.5 million in cash in our operating activities, which consisted of a net loss for the period of $23.9 million and cash used for working capital of $3.4 million, offset by non‑cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $8.8 million. During the year ended March 31, 2016, we used $22.5 million in cash in our operating activities, which consisted of a net loss for the period of $25.2 million and cash used for working capital of $2.4 million, offset by non‑cash adjustments of $5.1 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2017	2016
Net loss	$(23,921)	$(25,191)
Non-cash operating activities(1)	8,828	5,092
Changes in operating assets and liabilities:
Accounts receivable	(1,903)	1,021
Inventories	1,491	5,161
Accounts payable and accrued expenses	1,405	(8,317)
Other changes in operating assets and liabilities	(4,446)	(234)
Net cash used in operating activities	$(18,546)	$(22,468)

(1)	Represents warranty provision, change in fair value of warrant liability, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the year ended March 31, 2017 compared to the same period the previous year was primarily the result of a warranty provision to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance, reliability and customer satisfaction. In addition, non-cash operating activities includes the change in fair value of warrant liability for certain warrants issued in our October 2016 Offering (defined below) of common stock and warrants. The change in accounts receivable was the result of lower revenue and slower collection of accounts receivable during the year ended March 31, 2017 compared to the year ended March 31, 2016. The change in inventory was primarily the result of a decrease in raw materials and finished goods during the year ended March 31, 2017 compared to the same period the previous year. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the year ended March 31, 2017 compared to the same period the previous year. The change in other operating assets and liabilities was primarily because of warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines during the year ended March 31, 2017 compared to the year ended March 31, 2016.

Investing Activities  Net cash used in investing activities of $0.2 million and $1.5 million during the years ended March 31, 2017 and 2016 relates primarily to the acquisition of fixed assets.

Financing Activities  During the year ended March 31, 2017, we generated approximately $21.7 million in financing activities compared to cash generated during the year ended March 31, 2016 of approximately $8.5 million. The funds generated from financing activities during the year ended March 31, 2017 were primarily the result of proceeds from the October 2016 Offering of common stock and warrants described below, the April 2016 Offering (defined below), and proceeds from the credit facility, offset by repayments of notes payable and capital lease obligations. The funds generated from financing activities during the year ended March 31, 2016 were primarily the result of proceeds from the at-the-market offering program described below, offset by net repayments under the credit facility and the repayment of notes payable and capital lease obligations.

On October 18, 2016, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to sell 3,600,000 shares of common stock, pre-funded Series B warrants to purchase up to 2,700,000 shares of common stock (“the October 2016 Offering”), and Series A warrants to purchase up to 6,300,000 shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, we engaged

Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which is payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants are subject to approval by our stockholders. The Series A warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Part I, Item 1, Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The net proceeds to us from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016.

On April 19, 2016, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as the sole book-running manager, and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, as the co-manager, related to public offering of 2.7 million shares of our common stock and pre-funded Series B warrants to purchase up to 5.5 million shares of common stock, which were offered in lieu of common stock to those purchasers whose purchase of common stock in the offering otherwise would result in the purchaser beneficially owning more than 4.99% of our outstanding common stock following the completion of the offering (the “April 2016 Offering”). Also included in the offering were Series A warrants to purchase 4.1 million shares of common stock. Every two shares of common stock were sold with one Series A warrant to purchase one share of common stock at a collective negotiated price of $3.50. Every two Series B warrants were sold with one Series A warrant to purchase one share of common stock at a collective negotiated price of $3.48. The net proceeds to us from the sale of the common stock and warrants, after deducting fees and other offering expenses, were approximately $13.1 million. The offering closed on April 22, 2016.

Effective August 28, 2015, we entered into a sales agreement with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended March 31, 2017, we issued 0.4 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $0.3 million after deducting commissions paid of approximately $8,800. As of March 31, 2017, 7.3 million shares of our common stock were sold pursuant to the at-the-market offering program and the net proceeds to us from the sale of the common stock were approximately $12.8 million after deducting commissions paid of approximately $0.4 million. As of March 31, 2017, $12.2 million remained available for issuance with respect to the at-the-market offering program.

There were no stock options exercised during the years ended March 31, 2017 and 2016, respectively. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $16,000 of net cash used during the year ended March 31, 2017, compared with $0.1 million of net cash used during the year ended March 31, 2016.

Former Credit Facility  We maintained two Credit Agreements, with Wells Fargo, which provided us with a line of credit of up to $20.0 million in the aggregate (the “Credit Agreements”). The twelfth amendment to the Credit Agreements provided us the right, under certain circumstances, to increase the borrowing capacity available under our revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo provided us with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in our business. Effective as of June 30, 2015, we exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to us varied from time to time depending on, among other factors, the amount of our eligible inventory and accounts receivable. As security for the payment and performance of the credit facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. As of March 31, 2017 and March 31, 2016, $11.5 million and $9.5 million in borrowings were outstanding, respectively, under the credit facility.

The Credit Agreements included affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, our capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of our assets, (f) change our accounting method or (g) enter into a different line of business. Furthermore, the Credit Agreements contained financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum monthly cash balance to outstanding line of credit advances based upon our financial performance, and (iii) limitations on our annual capital expenditures.

Several times since entering into the Credit Agreements we were not in compliance with certain covenants under the credit facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, we amended the Credit Agreements in response to the default and waiver.  On June 10, 2015, we received from Wells Fargo a waiver of one such event of noncompliance, and as a condition of the amended Credit Agreements, we had restricted $5.0 million of cash equivalents as additional security for the credit facility. If we had not obtained the waivers and amended the Credit Agreements, we would not have been able to draw additional funds under the credit facility. In addition, we pledged our accounts receivables, inventories, equipment, patents and other assets as collateral for our Credit Agreements, which would be subject to seizure by Wells Fargo if we were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also had the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance. On February 7, 2017, we and Wells Fargo entered into an amendment to the Credit Agreements regarding the release of restricted cash and the exclusion of certain items from the financial covenant calculations. As of March 31, 2017, we were in compliance with the covenants contained in the amended Credit Agreements for Fiscal 2017. Upon closing with Bridge Bank, our existing credit facilities with Wells Fargo were paid off in full.

New Credit Facility  On June 2, 2017, we entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program.  Under the terms of the Bridge Bank Credit Agreements, we may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of our eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019.

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, we have restricted $5.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.5 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of our assets, including intellectual property and general intangibles.

The Bridge Bank Credit Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Bridge Bank’s consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, or (d) sell, assign, transfer or otherwise dispose of our assets.

The financial covenants  of the domestic credit agreement with Bridge Bank (the “Domestic Facility”) requires us not to exceed specified levels of losses relative to our financial model and the outstanding line of credit advances may not exceed 85% of  the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on our business. An event of default for this or any other reason, if not waived, could have a material adverse effect on us.

Working Capital Cash used in working capital was $3.4 million during the year ended March 31, 2017, an increase of $1.0 million from the $2.4 million cash used during the year ended March 31, 2016. We attribute the increase in our working capital primarily because of higher warranty payments and accounts receivable, offset by decreases in inventory and accounts payable payments made by us. Additionally, we didn’t fully achieve our planned number of product shipments during the year ended March 31, 2017, resulting in lower than expected revenue primarily in the oil and gas markets.

Based on our current operating plan, we anticipates that, given current working capital levels, current financial projections, the ability to borrow under our credit facility with Bridge Bank and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of our Fiscal 2017 financial statements. We believe we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our Fiscal 2017 financial statements. We believe we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our Fiscal 2017 financial statements.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the year ended March 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2017 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and Middle East. Our working capital requirements during Fiscal 2017 were higher than planned, primarily as a result of warranty claims related to the proactive retrofit for non-Signature Series C200 microturbines. Additionally, we did not fully achieve our planned number of product shipments during Fiscal 2017, resulting in lower than expected revenue. We incurred a net loss of $23.9 million and used cash in operating activities of $18.5 million for Fiscal 2017. In addition, at March 31, 2017, we had cash, cash equivalents and restricted cash of $19.7 million, and outstanding borrowings under our credit facility of $11.5 million.

Management evaluated these conditions in relation to our ability to meet our obligations as they become due. Our ability to continue current operations and to execute on management’s plan is dependent on our ability to generate cash flows from operations. Management believes that we will continue to make progress on our path to profitability by continuing to lower our operating costs and to develop our geographical and vertical markets. We may seek to raise funds by selling additional securities (through the at-the-market offering or otherwise) to the public or to selected investors or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that we would issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under our new credit facility and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of our Fiscal 2017 financial statements, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of its Fiscal 2017 financial statements.

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

Our accounts receivable balance, net of allowances, was $17.0 million and $13.6 million as of March 31, 2017 and March 31, 2016, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by two days to 68 days as of March 31, 2017 compared to 66 days as of March 31, 2016. We recorded net bad debt recovery of approximately $1.5 million for each of the years ended March 31, 2017 and 2016. During Fiscal 2015, we recorded approximately $7.1 million and $2.6 million with respect to the accounts receivable allowances from BPC and EMI, respectively.

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

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the fiscal years ended March 31, 2017 and 2016. In an effort to offset the adverse impact of inflation on earnings, we have historically raised selling prices on all products, parts, accessories and services. However, any future adverse impact of inflation on our raw materials and energy costs may not be similarly recoverable through our selling price increases.

Impact of Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We adopted ASU 2016-18 for the fiscal year ended March 31, 2017, and retrospectively applied ASU 2016-18 as required.

Prior to the adopting ASU No. 2016-18, our consolidated statements of cash flows reported changes in restricted cash as financing activities and excluded restricted cash from the beginning and ending balances of cash and cash equivalents. The effect on prior periods of adopting the new guidance includes: (i) increase in cash, cash equivalents, and restricted cash balance as of March 31, 2016 to $16.7 million and (ii) increase of $5.0 million in cash flows used in financing activities for the fiscal year ended March 31, 2016. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to amounts reported on the consolidated statements of cash flows (in thousands):

	March 31,	March 31,
	2017	2016
Cash and cash equivalents	$14,191	$11,704
Restricted cash	5,514	5,002
Total cash, cash equivalents and restricted cash	$19,705	$16,706

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. We have elected to early adopt ASU 2016-09 as of April 1, 2016 and made a policy election to account for forfeitures as they occur.  As of March 31, 2016, the Company had $11.2 million of unrealized excess tax benefits associated with share-based compensation. As a result of the adoption of ASU 2016-09 the Company recognized these tax benefits as a credit to retained earnings and a debit to the deferred tax asset. See Note 8—Income Taxes for further discussion on changes as a result of the adoption of ASU 2016-09. Other than these reclassifications, the effect of excess tax benefits on the provision for income taxes, and the adjustment to retained earnings, we do not believe the adoption of ASU 2016-09 will materially impact our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We do not believe that the provisions of ASU 2015-11 will have a material effect on our consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. We adopted ASU 2015-03 with no impact on our consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We adopted ASU 2014-15 with no impact on our consolidated financial position or results of operations.

Revenue Recognition Related ASUs:

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

In August 2015, the FASB issued FASB ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2014-09”), which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In March 2016, the FASB issued FASB ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of ASU 2014-09 and ASU 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). ASU 2016-11 rescinds certain SEC staff comments previously made in regard to these ASU’s.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) that provide guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to ASU 2014-09. The amendments in ASU 2014-09 affect narrow aspects of the guidance in ASU 2014-09, which is not yet effective. The amendments in ASU 2014-09 address loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures.

We are evaluating our existing revenue recognition policies and the impact of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016- 10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, if any, on our financial position and results of operations. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for ASU 2014-09. We will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019) and interim periods within those annual periods.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Financial Statement Schedule included in this Form 10‑K beginning at page F‑1 are incorporated in this Item 8 by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Form 10‑K for the year ended March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2017 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms prescribed by the SEC. Additionally, such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a‑15(f) or 15d‑15(f) under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

The information required by this Item will be included in the Company’s 2017 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.  Executive Compensation.

The information required by this Item will be included in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Firm Fees and Services.

The information required by this Item will be included in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  1. and 2. Financial statements and financial statement schedule

The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F‑1 of this Report.

3. Exhibits

The exhibits filed as part of this Form 10-K are set forth on the Exhibit Index immediately following the signatures of this Form 10-K. The Exhibit Index is incorporated herein by reference.

Item 16.  Form 10-K Summary.

Not applicable.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

Financial statement schedules not included in this Form 10‑K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Capstone Turbine Corporation, Inc.:

We have audited the accompanying consolidated balance sheet of Capstone Turbine Corporation (the “Company”) as of March 31, 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has retrospectively changed its method of reporting cash flows during the year ended March 31, 2017 due to the adoption of FASB ASU 2016-18, Restricted Cash.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capstone Turbine Corporation, as of March 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustment to the consolidated financial statements of the Company as of and for the year ended March 31, 2016 to retrospectively apply the change in the method of reporting cash flows, as described in Note 2 to the consolidated financial statements. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review or apply any procedures to the consolidated financial statements of the Company as of and for the year ended March 31, 2016 other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements of the Company as of and for the year ended March 31, 2016 taken as a whole.

(signed) Marcum LLP

Irvine, California

June 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Capstone Turbine Corporation:

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in note 2, the accompanying consolidated balance sheet of Capstone Turbine Corporation and subsidiaries as of March 31, 2016, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. The 2016 financial statements before the effects of the adjustments discussed in note 2 are not presented herein. The 2016 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2016 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in note 2, present fairly, in all material respects, the financial position of Capstone Turbine Corporation and subsidiaries as of March 31, 2016, and the results of  their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

(signed) KPMG LLP

Los Angeles, California

June 9, 2016

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$14,191	$11,704
Restricted cash	5,514	5,002
Accounts receivable, net of allowances of $6,845 at March 31, 2017 and $8,909 at March 31, 2016	17,003	13,575
Inventories	14,538	16,126
Prepaid expenses and other current assets	3,073	2,636
Total current assets	54,319	49,043
Property, plant and equipment, net	2,115	3,537
Non-current portion of inventories	961	2,143
Intangible assets, net	651	941
Other assets	225	228
Total assets	$58,271	$55,892
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,719	$13,187
Accrued salaries and wages	1,819	1,880
Accrued warranty reserve	3,766	1,639
Deferred revenue	5,050	4,368
Revolving credit facility	11,533	9,459
Current portion of notes payable and capital lease obligations	302	361
Warrant liability	2,917	—
Total current liabilities	40,106	30,894
Long-term portion of notes payable and capital lease obligations	26	74
Other long-term liabilities	158	184
Total liabilities	40,290	31,152
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 38,920,174 shares issued and 38,803,630 shares outstanding at March 31, 2017; 23,857,516 shares issued and 23,753,873 shares outstanding at March 31, 2016	39	24
Additional paid-in capital	870,457	853,288
Accumulated deficit	(850,876)	(826,955)
Treasury stock, at cost; 116,544 shares at March 31, 2017 and 103,643 shares at March 31, 2016	(1,639)	(1,617)
Total stockholders’ equity	17,981	24,740
Total liabilities and stockholders’ equity	$58,271	$55,892

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2017	2016
Revenue:
Product, accessories and parts	$63,325	$73,116
Service	13,844	12,095
Total revenue	77,169	85,211
Cost of goods sold:
Product, accessories and parts	64,453	61,866
Service	10,927	10,578
Total cost of goods sold	75,380	72,444
Gross margin	1,789	12,767
Operating expenses:
Research and development	5,388	10,152
Selling, general and administrative	20,651	27,106
Total operating expenses	26,039	37,258
Loss from operations	(24,250)	(24,491)
Other expense	(470)	(40)
Interest income	31	—
Interest expense	(536)	(640)
Change in fair value of warrant liability	1,323	—
Loss before income taxes	(23,902)	(25,171)
Provision for income taxes	19	20
Net loss	$(23,921)	$(25,191)

Net loss per common share—basic and diluted	$(0.75)	$(1.39)
Weighted average shares used to calculate basic and diluted net loss per common share	32,074	18,162

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2015	16,590,058	$17	$837,965	$(801,764)	62,794	$(1,514)	$34,704
Purchase of treasury stock	—	—	—	—	40,849	(103)	(103)
Vested restricted stock awards	250,735	—	—	—	—	—	—
Stock-based compensation	—	—	2,406	—	—	—	2,406
Exercise of stock options and employee stock purchases	5,658	—	13	—	—	—	13
Stock awards to Board of Directors	92,520	—	164	—	—	—	164
Issuance of common stock, net of issuance costs	6,918,545	7	12,740	—	—	—	12,747
Net loss	—	—	—	(25,191)	—	—	(25,191)
Balance, March 31, 2016	23,857,516	24	853,288	(826,955)	103,643	(1,617)	24,740
Purchase of treasury stock	—	—	—	—	12,901	(22)	(22)
Vested restricted stock awards	96,111	—	—	—	—	—	—
Stock-based compensation	—	—	706	—	—	—	706
Exercise of stock options and employee stock purchases	10,063	—	9	—	—	—	9
Stock awards to Board of Directors	65,167	—	104	—	—	—	104
Issuance of common stock, net of issuance costs	14,891,317	15	16,350	—	—	—	16,365
Net loss	—	—	—	(23,921)	—	—	(23,921)
Balance, March 31, 2017	38,920,174	$39	$870,457	$(850,876)	116,544	$(1,639)	$17,981

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(23,921)	$(25,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,577	1,746
Amortization of deferred financing costs	173	172
Accounts receivable allowances	(1,525)	(1,459)
Inventory provision	1,278	1,925
Provision for warranty expenses	7,052	111
Loss on disposal of equipment	365	27
Stock-based compensation	810	2,570
Change in fair value of warrant liability	(1,323)	—
Warrant issuance expenses	421	—
Changes in operating assets and liabilities:
Accounts receivable	(1,903)	1,021
Inventories	1,491	5,161
Prepaid expenses and other current assets	(117)	314
Accounts payable and accrued expenses	1,405	(8,317)
Accrued salaries and wages and long term liabilities	(87)	(210)
Accrued warranty reserve	(4,925)	(1,655)
Deferred revenue	683	1,317
Net cash used in operating activities	(18,546)	(22,468)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(204)	(1,513)
Net cash used in investing activities	(204)	(1,513)
Cash Flows from Financing Activities:
Net proceeds from (repayments of) revolving credit facility	2,074	(3,494)
Repayment of notes payable and capital lease obligations	(497)	(697)
Cash used in employee stock-based transactions	(16)	(91)
Net proceeds from issuance of common stock and warrants	20,188	12,748
Net cash provided by financing activities	21,749	8,466
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	2,999	(15,515)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	16,706	32,221
Cash, Cash Equivalents and Restricted Cash, End of Period	$19,705	$16,706
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$363	$473
Income taxes	$24	$24
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$45	$28
Renewal of insurance contracts which was financed by notes payable	$503	$477
Acquisition of property and equipment in consideration for the issuance of a note payable	$—	$101

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

This Annual Report on Form 10‑K (this “Form 10‑K”) refers to the Company’s fiscal years ended March 31 as its “Fiscal” years.

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

Accounts Receivable  Trade accounts receivable are recorded at the invoiced amount and are typically non‑interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances. Changes in the accounts receivable allowances are as follows as of March 31, 2017 and 2016 (in thousands):

Balance, March 31, 2015	$11,041
Accounts receivable allowances	(1,459)
Deductions	(673)
Balance, March 31, 2016	8,909
Accounts receivable allowances	(1,525)
Deductions	(539)
Balance, March 31, 2017	$6,845

Inventories  The Company values inventories at first in first out (“FIFO”) basis and lower of cost or market. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company’s products. All inventories expected to be used in more than one year are classified as long-term. During Fiscal 2017 and Fiscal 2016, we recorded an allowance of approximately $0.5 million and $0.8 million, respectively, for slow-moving inventory in relation to our TA100 product line.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Long-Lived Assets  The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write‑down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2017 and 2016 and as a result, approximately $17,000 and $0.1 million of purchased TA100 backlog was written off to align with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers. Intangible assets include a manufacturing license, trade name, technology, backlog and customer relationships. See Note 5—Intangible Assets.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Research and Development (“R&D”)  The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. There were no offsets to R&D during the fiscal year ended March 31, 2017. Total offset to R&D expenses was $0.2 million for the fiscal year ended March 31, 2016.

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

Risk Concentrations  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2017, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $19.0 million as of March 31, 2017. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Sales to E‑Finity Distributed Generation, LLC (“E‑Finity), one of the Company’s domestic distributors, accounted for 14% and 11% of our revenue for the fiscal years ended March 31, 2017 and 2016. Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 11%, and 15% of our revenue for the fiscal year ended March 31, 2017 and 2016, respectively. Sales to Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, accounted for 10% of revenue for the fiscal year ended March 31, 2016. Sales to Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s Australian distributors, accounted for 10% of revenue for the fiscal year ended March 31, 2016. Additionally, E-Finity, DTC and Reliable Secure Power Systems, one of the Company’s domestic distributors (“RSP”), accounted for 29%, 12% and 10%, respectively, of net accounts receivable as of March 31, 2017. DTC, Optimal, RSP, and Regale Energy Zrt, the Company’s Hungarian distributor (“Regale”), accounted for 28%, 11%, 10% and 10%, respectively, of net accounts receivable as of March 31, 2016.

The Company recorded bad debt recovery of approximately $1.5 million for each of the fiscal years ended March 31, 2017 and 2016. During the fiscal year ended March 31, 2015, the Company recorded approximately $7.1 million and $2.6 million with respect to the accounts receivable allowances from BPC Engineering (“BPC”), one of the Company’s Russian distributors and Electro Mecanique Industries (“EMI”), one of the Company’s distributors in the Middle East and Africa, respectively.

Certain components of the Company’s products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing, which would affect operating results adversely.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net Loss Per Common Share  Basic loss per common share is computed using the weighted‑average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2017 and 2016 were 0.3 million and 0.5 million, respectively. Outstanding restricted stock units at each of March 31, 2017 and 2016 were 0.3 million. As of March 31, 2017, the number of warrants excluded from diluted net loss per common share computations was approximately 10.4 million. As of March 31, 2016, the Company did not have any warrants outstanding.

Stock‑Based Compensation  Options or stock awards are recorded at their estimated fair value at the measurement date. The Company recognizes compensation cost for options and stock awards that have a graded vesting schedule on a straight‑line basis over the requisite service period for the entire award.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its Fiscal 2017 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact caused by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. The Company’s working capital requirements during the fiscal year ended March 31, 2017 were higher than planned, primarily as a result of warranty claims related to the proactive retrofit for non-Signature Series C200 microturbines. Additionally, the Company did not fully achieve its planned number of product shipments during the fiscal year ended March 31, 2017, resulting in lower than expected revenue. The Company incurred a net loss of $23.9 million and used cash in operating activities of $18.5 million during the fiscal year ended March 31, 2017. In addition, as of March 31, 2017, the Company had cash, cash equivalents and restricted cash of $19.7 million, and outstanding borrowings under its credit facility of $11.5 million.

Management evaluated these conditions in relation to the Company’s ability to meet its obligations as they become due. The Company’s ability to continue current operations and to execute on management’s plans is dependent on its ability to generate cash flows from operations. Management believes that the Company will continue to make progress on its path to profitability by continuing to lower its operating costs and to develop its geographical and vertical markets.  The Company may seek to raise funds by selling additional securities (through the at-the-market offering or otherwise) to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

On June 2, 2017, the Company, entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program. Under the terms of the Bridge Bank Credit Agreements, the Company may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of its eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019. See Note 11—Revolving Credit Facility, for discussion of the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit facilities with Bridge Bank.

The Company maintained two Credit and Security Agreements, with Wells Fargo Bank, National Association (“Wells Fargo”), which provided the Company with a credit facility up to $20.0 million in the aggregate. Upon closing with Bridge Bank the Company’s existing credit facilities with Wells Fargo, were paid off in full.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under its credit facility with Bridge Bank and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of its Fiscal 2017 financial statements, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of its Fiscal 2017 financial statements.

Segment Reporting  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2017	2016
United States	$33,746	$36,667
Mexico	2,777	11,598
All other North America	—	318
Total North America	36,523	48,583
Russia	8,379	1,828
All other Europe	14,537	14,513
Total Europe	22,916	16,341
Asia	4,960	7,643
Australia	4,985	8,557
All other	7,785	4,087
Total Revenue	$77,169	$85,211

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended March 31,
	2017	2016
C30	$2,608	$1,815
C65	11,985	12,291
C200	1,878	3,884
C600	5,058	6,194
C800	4,615	8,058
C1000	21,537	25,877
Waste heat recovery generator	100	—
Unit upgrades	512	281
Total from Microturbine Products	48,293	58,400
Accessories and Parts	15,032	14,716
Total Product, Accessories and Parts	63,325	73,116
Service	13,844	12,095
Total Revenue	$77,169	$85,211

Substantially all of the Company’s operating assets are in the United States.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted ASU 2016-18 for the fiscal year ended March 31, 2017, and retrospectively applied ASU 2016-18 as required.

Prior to the adopting ASU No. 2016-18, the Company’s consolidated statements of cash flows reported changes in restricted cash as financing activities and excluded restricted cash from the beginning and ending balances of cash and cash equivalents. The effect on prior periods of adopting the new guidance includes: (i) increase in cash, cash equivalents, and restricted cash balance as of March 31, 2016 to $16.7 million and (ii) increase of $5.0 million in cash flows used in financing activities for the fiscal year ended March 31, 2016. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to amounts reported on the consolidated statements of cash flows (in thousands):

	March 31,	March 31,
	2017	2016
Cash and cash equivalents	$14,191	$11,704
Restricted cash	5,514	5,002
Total cash, cash equivalents and restricted cash	$19,705	$16,706

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. The Company has elected to early adopt ASU 2016-09 as of April 1, 2016 and made a policy election to account for forfeitures as they occur.  As of March 31, 2016, the Company had $11.2 million of unrealized excess tax benefits associated with share-based compensation. As a result of the adoption of ASU 2016-09 the Company recognized these tax benefits as a credit to retained earnings and a debit to the deferred tax asset. See Note 8—Income Taxes for further discussion on changes as a result of the adoption of ASU 2016-09. Other than these reclassifications, the effect of excess tax benefits on the provision for income taxes, and the adjustment to retained earnings, the Company does not believe the adoption of ASU 2016-09 will materially impact its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company does not believe that the provisions of ASU 2015-11 will have a material effect on its consolidated financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted ASU 2014-15 with no impact on its consolidated financial position or results of operations.

Revenue Recognition Related ASUs:

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

In August 2015, the FASB issued FASB ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2014-09”), which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In March 2016, the FASB issued FASB ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of ASU 2014-09 and ASU 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). ASU 2016-11 rescinds certain SEC staff comments previously made in regard to these ASU’s.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) that provide guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to ASU 2014-09. The amendments in ASU 2014-09 affect narrow aspects of the guidance in ASU 2014-09, which is not yet effective. The amendments in ASU 2014-09 address loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures.

The Company is evaluating its existing revenue recognition policies and the impact of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016- 10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, if any, on its financial position and results of operations. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for ASU 2014-09. The Company will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019) and interim periods within those annual periods.

3. Inventories

Inventories are valued on a FIFO basis and lower of cost or market and consisted of the following as of March 31, 2017 and 2016 (in thousands):

	March 31,	March 31,
	2017	2016
Raw materials	$15,035	$16,539
Work in process	—	554
Finished goods	464	1,176
Total	15,499	18,269
Less non-current portion	(961)	(2,143)
Current portion	$14,538	$16,126

The non‑current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non‑current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non‑current portion of inventories on hand as of March 31, 2017 is 1.9 years. The Company expects to use the non‑current portion of the inventories on hand as of March 31, 2017 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$716
25 to 36 months	198
37 to 48 months	47
Total	$961

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2017 and 2016 consisted of the following (in thousands):

	March 31,	March 31,
	2017	2016
Machinery, rental equipment, equipment, automobiles and furniture	$17,657	$19,016
Leasehold improvements	9,870	9,855
Molds and tooling	2,866	2,824
	30,393	31,695
Less, accumulated depreciation	(28,278)	(28,158)
Total property, plant and equipment, net	$2,115	$3,537

Depreciation expense for property, plant and equipment was $1.3 million for each of the fiscal years ended March 31, 2017 and 2016.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2017
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,684	$16
Technology	10 years	2,240	1,605	635
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,055	$651

	March 31, 2016
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,635	$65
Technology	10 years	2,240	1,381	859
Backlog	Various	490	473	17
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$8,196	$7,255	$941

Amortization expense for the intangible assets was $0.3 million and $0.4 million for each of the fiscal years ended March 31, 2017 and 2016. During the years ended March 31, 2017 and 2016, approximately $17,000 and $0.1 million of purchased TA100 backlog was written off to align with management’s decision to limit the production of TA100 systems on a case-by-case basis for key customers.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected future amortization expense of intangible assets as of March 31, 2017 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2018	240
2019	224
2020	187
Thereafter	—
Total expected future amortization	$651

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per‑unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $32,100 and $35,000 were earned by Solar for the fiscal years ended March 31, 2017 and 2016, respectively. Earned royalties of approximately $10,000 and $35,000 were unpaid as of March 31, 2017 and 2016, respectively, and are included in accrued expenses in the accompanying balance sheets.

6. Accrued Warranty Reserve

During the fiscal year ended March 31, 2017, the Company recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively selected non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The balance of this reliability repair program as of March 31, 2017 was $2.2 million. Changes in the accrued warranty reserve are as follows as of March 31, 2017 and 2016 (in thousands):

	2017	2016
Balance, beginning of the period	$1,639	$3,183
Standard warranty provision	1,944	127
Accrual related to reliability repair programs	5,108	(16)
Deductions for warranty claims	(4,925)	(1,655)
Balance, end of the period	$3,766	$1,639

7. Deferred Revenue

Changes in deferred revenue are as follows as of March 31, 2017 and 2016 (in thousands):

	2017	2016
FPP Balance, beginning of the period	$2,929	$2,491
FPP Billings	13,447	11,419
FPP Revenue recognized	(12,962)	(10,981)
Balance attributed to FPP contracts	3,414	2,929
Deposits	1,636	1,439
Deferred revenue balance, end of the period	$5,050	$4,368

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes for the fiscal year ended March 31, 2017 was $19,000, which was related to state income and foreign taxes. The Company did not have current federal income taxes for the fiscal year ended March 31, 2017.

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2017	2016
Federal income tax at the statutory rate	$(8,127)	$(8,558)
State taxes, net of federal effect	(225)	(250)
Foreign taxes	31	109
R&D tax credit	(298)	(451)
Impact of state rate change	(270)	478
Warrant liability	(474)	—
Valuation allowance	5,918	5,596
Shortfall in tax benefit—stock compensation	3,352	3,058
Other	112	38
Income tax expense (benefit)	$19	$20

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred tax assets:
Inventories	$2,921	$2,903
Warranty reserve	1,383	616
Bad debt reserve	2,514	3,350
Deferred revenue	1,254	1,101
Net operating loss (“NOL”) carryforwards	244,874	226,007
Tax credit carryforwards	19,784	19,411
Depreciation, amortization and impairment loss	2,505	3,045
Other	2,517	4,212
Deferred tax assets	277,752	260,645
Valuation allowance for deferred tax assets	(269,299)	(252,349)
Deferred tax assets, net of valuation allowance	8,453	8,296
Deferred tax liabilities:
Federal benefit of state taxes	(8,453)	(8,296)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for fiscal years ended March 31, 2017 and 2016 was $17.0 million and $5.6 million, respectively. The $17.0 million change in valuation allowance for fiscal year ended March 31, 2017 includes a current year income tax expense of $5.9 million and recognition of previously unrecognized excess tax benefits of $11.2 million as a result of the Company’s adoption of ASU 2016-09.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2017 were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL	$677,995	2018 - 2035
State NOL	$160,223	2017 - 2035
Federal tax credit carryforwards	$10,093	2018 - 2035
State tax credit carryforwards	$9,692	Indefinite

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

Accounting Standards Codification (“ASC”) 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2017 and 2016 was $2.8 million and $2.7 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2017 or March 31, 2016. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2017 and March 31, 2016 was $2.8 million and $2.7 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2017 and 2016 was $10.2 million and $9.8 million, and $9.9 million and $9.5 million, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2015	$2,564
Gross increase related to prior year tax positions	13
Gross increase related to current year tax positions	124
Lapse of statute of limitations	—
Balance at March 31, 2016	$2,701
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	124
Lapse of statute of limitations	—
Balance at March 31, 2017	$2,825

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2012. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company’s evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2017. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity

The following table summarizes, by statement of operations line item, stock-based compensation expense for the fiscal years ended March 31, 2017 and 2016 (in thousands):

	Fiscal Year
	Ended March 31,
	2017	2016
Cost of goods sold	$65	$325
Research and development	29	74
Selling, general and administrative	716	2,171
Stock-based compensation expense	$810	$2,570

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. In August 2015, the Board of Directors adopted and the shareholders approved an amendment to the 2000 Plan. The amendment includes an increase of 450,000 shares of common stock available under the 2000 Plan. As of March 31, 2017, there were 136,555 shares available for future grants under the 2000 Plan.

Stock Options

The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. During the year ended March 31, 2017, the Company established an accounting policy election to assume zero forfeiture for stock options and account for forfeitures when they occur. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for fiscal year ended March 31, 2017, is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2016	467,631	$22.68
Granted	88,930	$1.70
Exercised	—	$—
Forfeited, cancelled or expired	(242,024)	$24.32
Options outstanding at March 31, 2017	314,537	$15.48	5.4	—
Options fully vested at March 31, 2017 and those expected to vest beyond March 31, 2017	314,537	$15.48	5.4	—
Options exercisable at March 31, 2017	225,607	$20.92	3.8	—

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Black-Scholes Model Valuation Assumptions

The Company calculated the estimated fair value of each stock option on the date of grant using the Black Scholes valuation method and the following weighted average assumptions:

	Fiscal Year Ended
	March 31,
	2017	2016
Risk-free interest rates	1.3%	1.5%
Expected lives (in years)	5.7	5.7
Dividend yield	—%	—%
Expected volatility	133.9%	59.0%
Weighted average grant date fair value of options granted during the period	$1.52	$6.84

The Company’s computation of expected volatility for the years ended March 31, 2017 and 2016 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.

The Company recorded expense of approximately $20,000 and $1.2 million associated with its stock options for the fiscal years ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was approximately $0.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 3.4 years. During the fiscal year ended March 31, 2016, the Company’s executive management team voluntarily agreed to cancel and terminate a total of 65,508 unvested stock options that had been previously issued to them. There was approximately $0.7 million of total compensation cost related to the cancellation of these stock options recorded during the fiscal year ended March 31, 2016.

Restricted Stock Units and Performance Restricted Stock Units

The Company issues restricted stock units under the 2000 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. During the fiscal year ended March 31, 2017, the Company established an accounting policy election to assume zero forfeiture for restricted stock units and account for forfeitures when they occur. The restricted stock units vest in equal installments over a period of four years. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock and PRSU activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2016	256,787	$6.53
Granted	230,439	1.64
Vested and issued	(96,111)	8.35
Forfeited	(74,406)	4.65
Nonvested restricted stock units outstanding at March 31, 2017	316,709	2.85
Restricted stock units expected to vest beyond March 31, 2017	316,686	$2.85

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information on restricted stock units for the Company’s fiscal years ended March 31, 2017 and 2016:

	Fiscal Year Ended
	March 31,
	2017	2016
Restricted stock compensation expense (in thousands)	$686	$891
Aggregate fair value of restricted stock units vested and issued (in thousands)	$132	$346
Weighted average grant date fair value of restricted stock units granted during the period	$1.64	$3.34

As of March 31, 2017, there was approximately $0.5 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.5 years.

PRSU activity is included in the above restricted stock units tables. In May 2014, the Compensation Committee of the Company’s Board of Directors approved the new Performance Restricted Stock Unit Program, which is applicable to certain senior employees. The Chief Executive Officer is the only participant for Fiscal 2017. For the first year of the program, the PRSU grant for the Chief Executive Officer is broken out into two performance measurement periods. The first performance measurement period began on April 1, 2015 and will end on March 31, 2017; the second performance measurement period has a three-year term that began on April 1, 2015 and will end on March 31, 2018. Any earned PRSU awards will vest 50% after the end of the applicable performance measurement period and 50% one year thereafter.

There were no PRSUs granted during the fiscal year ended March 31, 2017. The weighted average per share grant date fair value of PRSUs granted during the fiscal year ended March 31, 2016 was $15.50. Based on our assessment as of March 31, 2017, the PRSU threshold for the first performance measurement likely will not be met and as a result no compensation expense was recorded or recognized during the fiscal year ended March 31, 2017. Compensation expense, if any, will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issues restricted stock awards under the 2000 Plan to employees and non-employee directors. During the fiscal years ended March 31, 2017 and 2016, the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. During the fiscal year ended March 31, 2016, the Company granted stock awards in lieu of cash to employees for variable compensation. The following table outlines the restricted stock awards activity for the Company’s fiscal years ended March 31, 2017 and 2016:

	Fiscal Year
	Ended March 31,
	2017	2016
Restricted stock awards compensation expense (in thousands)	$104	$431
Restricted stock awards granted	65,167	305,725
Weighted average grant date fair value of restricted stock awards granted during the period	$1.59	$1.41

For each term of the Board of Directors (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receive a stock award in lieu of all or any portion of their annual retainer or committee fee cash payment. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant.

2000 Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. Under the Purchase Plan, shares of common stock will be issued upon exercise of the purchase rights. Under the Purchase Plan, an aggregate of 70,000 shares may be issued pursuant to the exercise of purchase rights. The Purchase Plan will continue by its terms through June 30, 2020, unless terminated sooner. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the Purchase Plan, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question. During the fiscal years ended March 31, 2017 and 2016, the Company issued a total of 10,063 shares and 5,658 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the Purchase Plan. As of March 31, 2017, there were 4,757 shares available for future grant under the Purchase Plan.

Grants outside of the 2000 Plan

As of March 31, 2017, the Company had outstanding 88,930 non-qualified common stock options and 14,820 restricted stock units issued outside of the 2000 Plan. The Company granted these stock options and restricted stock units during Fiscal 2017 as inducement grants to the new Vice President, Manufacturing of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offerings of Common Stock and Warrants and At-the-Market Offering Program

On October 18, 2016, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell 3.6 million shares of common stock, pre-funded Series B warrants to purchase up to 2.7 million shares of common stock, and Series A warrants to purchase up to 6.3 million shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, the Company engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which is payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants are subject to approval by the Company’s stockholders. The Series A warrants are classified as liabilities under the caption “Warrant liability” in the accompanying balance sheets and recorded at estimated fair value with the corresponding charge under the caption “Change in fair value of warrant liability” in the accompanying statements of operations. See Note 10—Fair Value Measurements for disclosure regarding the fair value of financial instruments. The net proceeds to the Company from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016.

On April 19, 2016, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. as the sole book-running manager, and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, as the co-manager, related to the public offering of 2.7 million shares of our common stock and pre-funded Series B warrants to purchase up to 5.5 million shares of common stock, which were offered in lieu of common stock to those purchasers whose purchase of common stock in the offering otherwise would result in the purchaser beneficially owning more than 4.99% of the Company’s outstanding common stock following the completion of the offering. Also included in the offering were Series A warrants to purchase 4.1 million shares of common stock. Every two shares of common stock were sold with one Series A warrant to purchase one share of common stock at a collective negotiated price of $3.50. Every two Series B warrants were sold with one Series A warrant to purchase one share of common stock at a collective negotiated price of $3.48. The Series A warrants are exercisable, subject to certain limitations, during the period commencing six months after the date of the issuance and expire five years after the first day they are exercisable. The pre-funded Series B warrants were exercisable, subject to certain limitations, upon issuance and expire nine months from the date of issuance, subject to extension under certain circumstances. The net proceeds to the Company from the sale of the common stock and warrants, after deducting fees and other offering expenses, were approximately $13.1 million. The offering closed on April 22, 2016.

The following table outlines the warrant activity:

	Series A	Series B
	Warrants	Warrants
Balance, March 31, 2016	—	—
Issuance of warrants	10,407,500	8,215,000
Warrants exercised	—	(8,215,000)
Balance, March 31, 2017	10,407,500	—

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended March 31, 2017, we issued 0.4 million shares of the Company’s common stock

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $0.3 million after deducting commissions paid of approximately $8,800. As of March 31, 2017, 7.3 million shares of the Company’s common stock were sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $12.8 million after deducting commissions paid of approximately $0.4 million. As of March 31, 2017, $12.2 million remained available for issuance with respect to the at-the-market offering program.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2017 and are categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2017

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$7,520	$7,520	$—	$—
Restricted cash	$5,514	$5,514	$—	$—
Warrant liability	$(2,917)	$—	$—	$(2,917)

Cash equivalents include cash held in money market and U.S. Treasury Funds at March 31, 2017.

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2016 and are categorized using the fair value hierarchy (in thousands):

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

	As of		As of
	March 31, 2017		March 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$11,533	$11,533	$9,459	$9,459

During the fiscal year ended March 31, 2017, the Company sold and issued additional warrants that provide certain anti-dilution protections for the Holders. See Note 9— Offerings of Common Stock and Warrants and At-the-Market Offering Program for further discussion. The fair value of the Series A warrants issued on October 21, 2016 was $4.2 million after giving effect to anti-dilution adjustments under the assumption that the anti-dilution mechanism contained in the Series A warrants was in effect. The change in the estimated fair value of the Series A warrants from the October 21, 2016 to March 31, 2017 was $1.3 million and has been recorded under the caption “Change in fair value of warrant liability” in the accompanying statement of operations. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, modification of the warrants, or expiration of the warrants. Changes in the fair value of Series A warrants will be recorded in the statements of operations under the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

caption “Change in fair value of warrant liability.”

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

Year Ended
March 31, 2017
Risk-free interest rate	1.9%
Contractual term	5.1 years
Expected volatility	67.6%

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

Balance, March 31, 2016	$—
Total realized and unrealized (gains) losses:
Income included in change in fair value of warrant liability	1,323
Issuances	(4,240)
Balance, March 31, 2017	$(2,917)

11. Revolving Credit Facility

Former Credit Facility  The Company maintained two Credit and Security Agreements, as amended (the “Credit Agreements”), with Wells Fargo Bank, National Association (“Wells Fargo”), which provided the Company with a line of credit of up to $20.0 million in the aggregate. As previously disclosed, the twelfth amendment to the Credit Agreements provided the Company the right, under certain circumstances, to increase the borrowing capacity available under the Company’s revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo provided the Company with a non‑revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in the Company’s business. Effective as of June 30, 2015, the Company exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to the Company varied from time to time depending on, among other factors, the amount of its eligible inventory and accounts receivable. As security for the payment and performance of the credit facility, the Company granted a security interest in favor of Wells Fargo in substantially all of the assets of the Company.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreements included affirmative covenants as well as negative covenants that prohibit a variety of actions without Wells Fargo’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, (d) pay dividends on, or purchase, acquire, redeem or retire shares of, the Company’s capital stock, (e) sell, assign, transfer or otherwise dispose of all or substantially all of the Company’s assets, (f) change the Company’s accounting method or (g) enter into a different line of business. Furthermore, the Credit Agreements contain financial covenants, including (i) a requirement not to exceed specified levels of losses, (ii) a requirement to maintain a substantial minimum cash balance relative to the outstanding line of credit advances, which was $9.8 million as of March 31, 2017, and (iii) limitations on the Company’s annual capital expenditures. The Credit Agreements also defined an event of default to include a material adverse effect on the Company’s business, as determined by Wells Fargo. An event of default for this or any other reason, if not waived, would have a material adverse effect on the Company.

Several times since entering into the Credit Agreements the Company was not in compliance with certain covenants under the credit facility. In connection with each event of noncompliance, Wells Fargo waived the event of default and, on several occasions, the Company amended the Credit Agreements in response to the default and waiver.  On June 10, 2015, the Company received from Wells Fargo a waiver of one such event of noncompliance, and as a condition of the amended Credit Agreements, the Company had restricted $5.0 million of cash equivalents as additional security for the credit facility. If the Company had not obtained the waivers and amended the Credit Agreements, the Company would not have been able to draw additional funds under the credit facility. In addition, the Company has pledged its accounts receivable, inventories, equipment, patents and other assets as collateral for its Credit Agreements, which would be subject to seizure by Wells Fargo if the Company were in default under the Credit Agreements and unable to repay the indebtedness. Wells Fargo also has the option to terminate the Credit Agreements or accelerate the indebtedness during a period of noncompliance. As of March 31, 2017, the Company was in compliance with the covenants contained in the amended Credit Agreements for Fiscal 2017. On February 7, 2017, the Company and Wells Fargo entered into an amendment to the Credit Agreements regarding the release of restricted cash and the exclusion of certain items from the financial covenant calculations.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the credit facility. The floating rate for line of credit advances is the sum of daily three month London Inter-Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate was 4.9% and 4.4% at March 31, 2017 and March 31, 2016, respectively.

The Company is also required to pay an annual unused line fee of one‑quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2017 and March 31, 2016, $11.5 million and $9.5 million in borrowings were outstanding, respectively, under the credit facility. As of March 31, 2017, approximately $6.8 million was available for additional borrowing. Interest expense related to the credit facility during each of the fiscal years ended March 31, 2017 and 2016 was $0.5 million, which includes $0.2 million in amortization of deferred financing costs.

New Credit Facility   On June 2, 2017, the Company, entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program. Under the terms of the Bridge Bank Credit Agreements, the Company may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of its eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019. Upon closing with Bridge Bank the Company’s existing credit facilities with Wells Fargo, were paid off in full.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $5.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.5 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles.

The Bridge Bank Credit Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Bridge Bank’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, or (d) sell, assign, transfer or otherwise dispose of the Company’s assets.

The financial covenants  of the domestic credit agreement with Bridge Bank (the “Domestic Facility”) requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of  the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company.

12. Commitments and Contingencies

Purchase Commitments

As of March 31, 2017, the Company had firm commitments to purchase inventories of approximately $32.1 million through Fiscal 2020. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non‑cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five‑year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long‑term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.2 million as each of March 31, 2017 and 2016. Rent expense was approximately $2.3 million and $2.5 million for the years ended March 31, 2017 and 2016, respectively.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 28, 2013, the Company and Prologis, L.P., formerly known as AMB Property, L.P., entered into a third amendment (the “Van Nuys Third Amendment”) to the Lease Agreement dated September 25, 2000, for leased premises used by the Company for engineering testing and manufacturing located in Van Nuys, California. The Van Nuys Third Amendment extends the term of the Lease Agreement from December 31, 2012 to December 31, 2017. The Van Nuys Third Amendment also adjusts the monthly base rent payable by the Company under the Lease Agreement to the following: $60,000 per month from January 1, 2013 through June 30, 2015 and $65,000 per month from July 1, 2015 through December 31, 2017.

On June 7, 2017 the Company and Prologis, L.P entered into a Fourth Amendment to Lease (the “Van Nuys Fourth Amendment”) to amend the Lease by extending the term of the Lease for a period of sixty-two (62) months commencing on December 31, 2017 to February 28, 2023. The Van Nuys Fourth Amendment also adjusts the monthly base rent payable by the Company under the Lease Agreement to the following: $0 per month from January 1, 2018 through February 28, 2018; $66,846 per month from March 1, 2018 through December 31, 2018; $68,852 per month from January 1, 2019 through December 31, 2019; $70,917 per month from January 1, 2020 through December 31, 2020; $73,045 per month from January 1, 2021 through December 31, 2021; $75,236 per month from January 1, 2022 through December 31, 2022; and $77,493 per month from January 1, 2023 through February 28, 2023. The Van Nuys Fourth Amendment also provides the Company with an option to extend the Lease by an additional five year term following the expiration of the term of the Lease as amended by the Lease Amendment and provides that Prologis, L.P. will contribute a tenant improvement allowance toward the Company’s approved alterations to the premises.

At March 31, 2017, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2018	$1,697
2019	1,143
2020	627
2021	96
2022	96
Thereafter	310
Total minimum lease payments	$3,969

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2017, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. The Company has not recorded any liability as of March 31, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entered that proposed order. Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for September 20, 2017.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for September 26, 2017.

On December 27, 2016, a purported shareholder derivative action entitled Andre Rosowsky v. Jamison, et al., No. 30-2016-00894859-CU-MC-CJC was filed in Orange County Superior Court in the State of California against the Company and certain of its current and former officers and directors. The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, that the Company institute corporate governance reforms, and restitution from the individual defendants. On April 14, 2017, the case was removed to the United States District Court for the Central District of California. On May 5, 2017, the plaintiff voluntarily dismissed his complaint without prejudice.

Federal Derivative Lawsuits

On March 7, 2016, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors under the following caption:  Haber v. Jamison, et al., No. CV16-01569-DMG (RAOx).  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint asserts a cause of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms.  On May 11, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 13, 2016, the Court entered that proposed order.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed.

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively.  The lawsuits allege that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

condition.  The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Both complaints demand damages sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms. The federal derivative actions have been stayed until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. Given that the federal securities class action was dismissed with leave to amend, these cases are still stayed.

13. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit‑sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company has been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.3 million for each of the fiscal years ended March 31, 2017 and 2016.

14. Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. Carrier earned $0.9  million and $1.2 million in royalties for C200 and C1000 Series system sales during the year ended March 31, 2017 and 2016, respectively. Earned royalties of $0.3 million and $0.2 million were unpaid as of March 31, 2017 and March 31, 2016, respectively, and are included in accrued expenses in the accompanying balance sheets.

15. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2017, and events which occurred subsequently but were not recognized in the financial statements. Except as described in Note 2—Summary of Significant Accounting Policies, Note 11—Revolving Credit Facility and Note 12—Commitments and Contingencies, there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: June 13, 2017	By:	/s/ Jayme L. Brooks
Jayme L. Brooks Chief Financial Officer & Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2017
Darren R. Jamison

/s/ Jayme L. Brooks	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2017
Jayme L. Brooks

/s/ Holly A. Van Deursen	Chairman of the Board of Directors	June 13, 2017
Holly A. Van Deursen

/s/ Paul DeWeese	Director	June 13, 2017
Paul DeWeese

/s/ Yon Y. Jorden	Director	June 13, 2017
Yon Y. Jorden

/s/ Noam Lotan	Director	June 13, 2017
Noam Lotan

/s/ Gary J. Mayo	Director	June 13, 2017
Gary J. Mayo

/s/ Eliot G. Protsch	Director	June 13, 2017
Eliot G. Protsch

/s/ Gary D. Simon	Director	June 13, 2017
Gary D. Simon

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)
2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(b)
2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(b)
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015(d)
3.3	Second Amended and Restated Bylaws of Capstone Turbine Corporation(e)
3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016(f)
3.5	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation(f)
3.6	Specimen stock certificate(g)
3.7	Rights Agreement, dated July 7, 2005, between Capstone Turbine Corporation and Mellon Investor Services LLC(n)
3.8	Amendment No. 1 to Rights Agreement, dated July 3, 2008, between Capstone Turbine Corporation and Mellon Investor Services LLC(i)
3.9	Amendment No. 2 to Rights Agreement, dated June 9, 2011, between Capstone Turbine Corporation and Mellon Investor Services LLC(b)
4.1	Amendment No. 3 to Rights Agreement, dated July 1, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(j)
4.2	Amendment No. 4 to Rights Agreement, dated August 5, 2014, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(k)
4.3	Amendment No. 5 to Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc. as successor-in-interest to Mellon Investor Services LLC(m)
4.4	NOL Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Computershare Inc.(m)
4.5	Form of Series A Warrant issued to investors in the April 2016 public offering(l)
4.6	Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering(l)
4.7	Form of Series A Warrant issued to investors in the October 2016 public offering(rr)
4.8	Form of Pre-Funded Series B Warrant issued to investors in the October 2016 public offering(rr)
10.1	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(m)
10.2	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(m)
10.3	Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)

Exhibit Number		Description
10.4		Third Amendment to Lease, dated July 31, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(k)
10.5		Fourth Amendment to Lease, dated September 30, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(o)
10.6

Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(p)

10.7		Fourth Amendment to Lease, dated June 7, 2017, between Capstone Turbine Corporation and Prologis, L.P., for leased premises at 16640 Stagg Street, Van Nuys, California
10.8	*	Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan as amended and restated effective August 30, 2012(q)
10.9	*	Amendment to the Capstone Turbine Corporation Amended and Restated 2000 Equity Incentive Plan, effective August 27, 2015(r)
10.10	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(s)
10.11	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(t)
10.12	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(u)
10.13		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007(v)
10.14		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated January 14, 2011(b)
10.15		Business Financing Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(tt)
10.16		Export-Import Bank of the United States Working Capital Guarantee Program—Borrower Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(tt)
10.17		Intellectual Property Security Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(tt)
10.18		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(w)
10.19		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(w)
10.20		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(w)
10.21		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(x)
10.19		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(t)
10.20		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(y)
10.21		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(z)

Exhibit Number		Description
10.22		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(aa)
10.23		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(b)
10.24		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(bb)
10.25		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(cc)
10.26		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(dd)
10.27		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013(p)
10.28		Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014(ee)
10.29		Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014(ff)
10.30		Letter Agreement, dated September 16, 2014, between by and between Capstone Turbine Corporation and Wells Fargo Bank, NA(gg)
10.31		Thirteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014(hh)
10.32		Fourteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 10, 2015(ii)
10.33		Fifteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 2, 2015(jj)
10.34		Sixteenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2016(nn)
10.35		Seventeenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 7, 2017(ss)
10.36	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(kk)
10.37	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(ll)
10.38	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006 (mm)
10.39	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(w)
10.40	*	Form of Inducement Stock Option Agreement(oo)
10.41	*	Form of Inducement Restricted Stock Unit Agreement(oo)
10.42	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(dd)
10.43	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015(ii)

Exhibit Number	Description
10.44	Underwriting Agreement dated May 1, 2014 by and between Capstone Turbine Corporation and Cowen and Company, LLC, as representative of the several underwriters(pp)
10.45	* Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010(ii)
10.46	Sales Agreement, dated August 28, 2015, by and between Capstone Turbine Corporation and Cowen & Company, LLC(qq)
10.47	Underwriting Agreement dated April 19, 2016 by and between Capstone Turbine Corporation and Oppenheimer & Co. Inc., as representative of the several underwriters(l)
10.48	Placement Agent Agreement by and between the Company and Oppenheimer & Co. Inc., as representative of the placement agents named therein, dated October 18, 2016(rr)
10.49	Form of Securities Purchase Agreement used in the October 2016 offering (rr)
14.1	Code of Business Conduct(ee)
14.2	Code of Ethics for Senior Financial Officers and Chief Executive Officer(ee)
21	Subsidiary List
23.1	Consent of Marcum LLP
23.2	Consent of KPMG LLP
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed March 13, 2017 (File No. 001-15957).

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2016 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).
(h)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).
(i)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 2, 2014 (File No. 001-15957).
(k)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 5, 2014 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957).
(m)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).
(o)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 6, 2014 (File No. 001-15957).
(p)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).
(q)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).
(r)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 15, 2015 (File No. 001-15957).
(s)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).
(t)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-15957).
(u)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(v)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).
(w)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).

(x)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-15957).
(y)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 1, 2010 (File No. 001-15957).
(z)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 12, 2010 (File No. 001-15957).
(aa)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on March 25, 2011 (File No. 001-15957).
(bb)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 001-15957).
(cc)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 001-15957).
(dd)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).
(ee)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).
(ff)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957).
(gg)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 19, 2014 (File No. 001-15957).
(hh)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-15957).
(ii)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2015 (File No. 001-15957).
(jj)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-15957).
(kk)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).
(ll)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).
(mm)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).
(nn)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2016 (File No. 001-15957).
(oo)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).

(pp)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957).
(qq)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 28, 2015 (File No. 001-15957).
(rr)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 18, 2016 (File No. 001-15957).
(ss)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (File No. 001-15957).
(tt)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2017 (File No. 001-15957).