Form 10-Q
period 2017-06-30
CAPSTONE TURBINE Corp
filed 2017-08-09
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2017 was 42,615,940.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2017	2017
Assets
Current Assets:
Cash and cash equivalents	$14,139	$14,191
Restricted cash	5,000	5,514
Accounts receivable, net of allowances of $6,804 at June 30, 2017 and $6,845 at March 31, 2017	12,231	17,003
Inventories	15,438	14,538
Prepaid expenses and other current assets	2,583	3,073
Total current assets	49,391	54,319
Property, plant and equipment, net	2,007	2,115
Non-current portion of inventories	887	961
Intangible assets, net	583	651
Other assets	302	225
Total assets	$53,170	$58,271
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$13,590	$14,719
Accrued salaries and wages	1,374	1,819
Accrued warranty reserve	3,073	3,766
Deferred revenue	5,877	5,050
Revolving credit facility	9,484	11,533
Current portion of notes payable and capital lease obligations	128	302
Total current liabilities	33,526	37,189
Long-term portion of notes payable and capital lease obligations	23	26
Other long-term liabilities	147	158
Total liabilities	33,696	37,373
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 42,388,199 shares issued and 42,268,594 shares outstanding at June 30, 2017; 38,920,174 shares issued and 38,803,630 shares outstanding at March 31, 2017	42	39
Additional paid-in capital	877,364	874,697
Accumulated deficit	(856,291)	(852,199)
Treasury stock, at cost; 119,605 shares at June 30, 2017 and 116,544 shares at March 31, 2017	(1,641)	(1,639)
Total stockholders’ equity	19,474	20,898
Total liabilities and stockholders' equity	$53,170	$58,271

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Revenue:
Product, accessories and parts	$15,491	$15,783
Service	3,749	3,282
Total revenue	19,240	19,065
Cost of goods sold:
Product, accessories and parts	14,037	13,637
Service	2,964	2,429
Total cost of goods sold	17,001	16,066
Gross margin	2,239	2,999
Operating expenses:
Research and development	1,149	1,621
Selling, general and administrative	4,960	5,746
Total operating expenses	6,109	7,367
Loss from operations	(3,870)	(4,368)
Other expense	(10)	(16)
Interest income	9	5
Interest expense	(221)	(134)
Loss before income taxes	(4,092)	(4,513)
Provision for income taxes	—	3
Net loss	$(4,092)	$(4,516)

Net loss per common share—basic and diluted	$(0.10)	$(0.17)
Weighted average shares used to calculate basic and diluted net loss per common share	41,081	27,171

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4,092)	$(4,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	407
Amortization of deferred financing costs	105	44
Reduction in accounts receivable allowances	(13)	(904)
Inventory provision	183	208
Provision for warranty expenses	779	142
Loss on disposal of equipment	23	171
Stock-based compensation	154	238
Changes in operating assets and liabilities:
Accounts receivable	4,786	(1,254)
Inventories	(1,010)	1,935
Prepaid expenses and other current assets	296	230
Accounts payable and accrued expenses	(1,147)	(32)
Accrued salaries and wages and long term liabilities	(455)	(359)
Accrued warranty reserve	(1,472)	(377)
Deferred revenue	827	1,863
Net cash used in operating activities	(732)	(2,204)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(178)	(9)
Net cash used in investing activities	(178)	(9)
Cash Flows from Financing Activities:
Net repayments of revolving credit facility	(2,049)	(3,382)
Repayment of notes payable and capital lease obligations	(122)	(194)
Cash used in employee stock-based transactions	(5)	(2)
Net proceeds from issuance of common stock and warrants	2,520	13,128
Net cash provided by financing activities	344	9,550
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	(566)	7,337
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	19,705	16,706
Cash, Cash Equivalents and Restricted Cash, End of Period	$19,139	$24,043
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$108	$136
Income taxes	$—	$3
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$7	$53

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources, critical power supply, transportation and marine. In addition, the Company’s microturbines can be used as battery charging generators for hybrid electric vehicle applications. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2017 was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the first quarter of Fiscal 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its first quarter of Fiscal 2018 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact caused by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. Cash provided by working capital during the first quarter of Fiscal 2018 were higher than planned, primarily because of cash provided by the collection of accounts receivable. However, the Company did not fully achieve its planned number of product shipments during the first quarter of Fiscal 2018, resulting in lower than expected revenue. The Company incurred a net loss of $4.1 million and used cash in operating activities of $0.7 million for the first quarter of Fiscal 2018. In addition, as of June 30, 2017, the Company had cash, cash equivalents and restricted cash of $19.1 million, and outstanding borrowings under its credit facility of $9.5 million.

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

On June 2, 2017, the Company, entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program. Under the terms of the Bridge Bank Credit Agreements, the Company may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of its eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019. See Note 11—Revolving Credit Facility, for discussion of the credit facilities with Bridge Bank.

The Company maintained two Credit and Security Agreements, with Wells Fargo Bank, National Association (“Wells Fargo”), which provided the Company with a credit facility up to $20.0 million in the aggregate. Upon closing with Bridge Bank the Company’s existing credit facilities with Wells Fargo, were paid off in full.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under its credit facility with Bridge Bank and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of its first quarter of Fiscal 2018 financial statements, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of its first quarter of Fiscal 2018 financial statements.

The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004 and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2017-11 for the three months ended June 30, 2017, and retrospectively applied ASU 2017-11 as required. See Note 10—Fair Value Measurements for further discussion on changes as a result of the adoption of ASU 2017-11.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 with no impact on its consolidated financial position or results of operations.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Horizon Power Systems (“Horizon”) and E-Finity Distributed Generation, LLC (“E-Finity”), two of the Company’s domestic distributors, accounted for 21% and 15%, respectively, of revenue for the first quarter of Fiscal 2018. Sales to Regatta Solutions, Inc. (“Regatta”) and E-Finity, two of the Company’s domestic distributors, accounted for 17% and 10%, respectively, of revenue for the first quarter of Fiscal 2017.

Additionally, E-Finity, Optimal Group Australia Pty Ltd, one of the Company’s Australian distributors and Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors accounted for 26%, 13%, and 10%, respectively, of net accounts receivable as of June 30, 2017. E-Finity, DTC and Reliable Secure Power Systems, one of the Company’s domestic distributors (“RSP”), accounted for 29%, 12% and 10%, respectively, of net accounts receivable as of March 31, 2017.

The Company recorded a net bad debt recovery of approximately $13,000 during the first quarter of Fiscal 2018. As of June 30, 2017, the Company collected approximately $1.7 million from BPC Engineering (“BPC”), one of its Russian distributors, on their combined balances of previously reserved receivable and deferred revenue totaling approximately $8.1 million. The Company recorded a bad debt recovery of $0.9 million during the first quarter of Fiscal 2017.

5.  Inventories

Inventories are valued on a first in first out (“FIFO”) basis and lower of cost or net realizable value and consisted of the following as of June 30, 2017 and March 31, 2017 (in thousands):

	June 30,	March 31,
	2017	2017
Raw materials	$14,921	$15,035
Work in process	85	—
Finished goods	1,319	464
Total	16,325	15,499
Less non-current portion	(887)	(961)
Current portion	$15,438	$14,538

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2017 is 1.7 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2017 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$455
25 to 36 months	432
Total	$887

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following as of June 30, 2017 and March 31, 2017 (in thousands):

	June 30,	March 31,
	2017	2017
Machinery, rental equipment, equipment, automobiles and furniture	$15,698	$17,657
Leasehold improvements	9,822	9,870
Molds and tooling	2,856	2,866
	28,376	30,393
Less, accumulated depreciation	(26,369)	(28,278)
Total property, plant and equipment, net	$2,007	$2,115

Depreciation expense for property and equipment was $0.2 million and $0.3 million for first quarter of Fiscal 2018 and Fiscal 2017, respectively.

7.  Intangible Assets

Intangible assets consisted of the following as of June 30, 2017 and March 31, 2017 (in thousands):

	June 30, 2017
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,696	$4
Technology	10 years	2,240	1,661	579
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,123	$583

	March 31, 2017
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,684	$16
Technology	10 years	2,240	1,605	635
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,055	$651

Amortization expense for the intangible assets was $0.1 million during the first quarter of each of Fiscal 2018 and Fiscal 2017.

Expected future amortization expense of intangible assets as of June 30, 2017 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2018 (remainder of fiscal year)	172
2019	224
2020	187
Thereafter	—
Total expected future amortization	$583

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $6,500 and $8,300 were earned by Solar for the first quarter of Fiscal 2018 and 2017, respectively. Earned royalties of approximately $16,500 and $10,000 were unpaid as of June 30, 2017 and March 31, 2017, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense for the Company’s first quarter of Fiscal 2018 and 2017 (in thousands):

	Three months ended
	June 30,
	2017	2016
Cost of goods sold	$20	$15
Research and development	7	3
Selling, general and administrative	127	220
Stock-based compensation expense	$154	$238

Stock Plans

2000 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares.

Stock Options

The Company issues stock options under the 2000 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. During the year ended March 31, 2017, the Company established an accounting policy election to assume zero forfeiture for stock options and account for forfeitures when they occur. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s first quarter of Fiscal 2018 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2017	314,537	$15.48
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(2,500)	$26.92
Options outstanding at June 30, 2017	312,037	$15.39	5.2	—
Options fully vested at June 30, 2017 and those expected to vest beyond June 30, 2017	312,037	$15.39	5.2	—
Options exercisable at June 30, 2017	223,107	$20.85	3.6	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the first quarter of Fiscal 2018 or 2017. The Company recorded expense of approximately $8,000 associated with its stock options during the first quarter of Fiscal 2018. There was no expense associated with stock options during the first quarter of Fiscal 2017. As of June 30, 2017, there was approximately $0.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 3.2 years.

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

		Weighted
		Average Grant
		Date Fair
Restricted Stock and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2017	316,709	$2.85
Granted	29,540	0.67
Vested and issued	(9,191)	20.22
Forfeited	(2,255)	2.97
Nonvested restricted stock units outstanding at June 30, 2017	334,803	2.18
Restricted stock units expected to vest beyond June 30, 2017	334,780	$2.18

The following table provides additional information on restricted stock units for the Company’s first quarter of Fiscal 2018 and 2017:

	Three months ended
	June 30,
	2017	2016
Restricted stock compensation expense (in thousands)	$139	$188
Aggregate fair value of restricted stock units vested and issued (in thousands)	$7	$22
Weighted average grant date fair value of restricted stock units granted during the period	$0.67	$—

As of June 30, 2017, there was approximately $0.4 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.2 years.

Restricted Stock Awards

The Company issues restricted stock awards under the 2000 Plan to employees and non-employee directors. During the first quarter of Fiscal 2018 and 2017 the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock award activity for the first quarter of Fiscal 2018 and 2017:

	Three Months Ended
	June 30,
	2017	2016
Restricted stock awards compensation expense (in thousands)	$7	$50
Restricted stock awards granted	2,016	32,201
Weighted average grant date fair value of restricted stock awards granted during the period	$0.62	$1.57

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

Grants outside of 2000 Plan

As of June 30, 2017, the Company had outstanding 88,930 non-qualified common stock options and 14,820 restricted stock units issued outside of the 2000 Plan. The Company granted these stock options and restricted stock units during the three months ended September 30, 2016 as inducement grants to the new Vice President, Manufacturing of the Company, with exercise prices or values, as applicable, based on the fair market value of the Company’s common stock on the grant date.

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

During the three months ended June 30, 2017, there was no Series A warrant activity and 10,407,500 Series A warrants remained outstanding. During the Fiscal year ended March 31, 2017, all Series B warrants were exercised and there are no Series B warrants outstanding.

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended June 30, 2017, we issued 3.5 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $2.5 million after deducting commissions paid of approximately $37,700. As of June 30, 2017, 10.7 million shares of the Company’s common stock were sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $12.8 million after deducting commissions paid of approximately $0.4 million. As of June 30, 2017, approximately $13.7 million remained available for issuance with respect to the at-the-market offering program. These available proceeds are subject to Instruction I.B.6(a) to Form S-3 often referred to as the “Baby Shelf Rules.”

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and are categorized using the fair value hierarchy (in thousands):

Fair Value Measurements at June 30, 2017

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$5,000	$5,000	$—	$—

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during the fiscal year ended March 31, 2017 and are categorized using the fair value hierarchy (in thousands):

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

	As of		As of
	June 30, 2017		March 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$9,484	$9,484	$11,533	$11,533

Adoption of ASU 2017-11

The Company changed its method of method of accounting for warrants through the early adoption of ASU 2017-11 during the three months ended June 30, 2017 on a full retrospective basis. Accordingly, the Company reclassified the warrant liability to additional paid in capital on its March 31, 2017 consolidated balance sheets, which increased additional paid-in capital by $2.9 million and decreased warrant liability by $2.9 million. In addition, because of the retrospective adoption, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $0.5 million and $1.3 million for the three months and year ended March 31, 2017, respectively. The change in unrealized gain/loss on warrant liability was offset by a $1.3 million credit to accumulated deficit on the consolidated balance sheets. Adoption of ASU 2017-11 had no impact on the Company’s consolidated statement of cash flows in the current or previous interim and annual reporting periods. The adoption of ASU 2017-11 also had no impact on statement of operations during the three months ended June 30, 2016 and no cumulative effect to the accumulated deficit as of the beginning of the prior annual reporting period, as there were no warrants outstanding in those respective periods that were impacted by ASU 2017-11. The following table provides a reconciliation of warrant liability, additional paid-in capital, accumulated deficit and change in fair value of warrant liability on the consolidated balance sheets for the year ended March 31, 2017 (in thousands):

	Consolidated Balance Sheets
	Warrant Liability	Additional Paid-in Capital	Accumulated deficit
Balance, March 31, 2017 (Prior to adoption of ASU 2017-11)	$2,917	$870,457	$(850,876)
Reclassified warrant liability	$(4,240)	$4,240	$—
Reclassified unrealized gain on warrant liability	$1,323	$—	$(1,323)
Balance, March 31, 2017 (After adoption of ASU 2017-11)	$—	$874,697	$(852,199)

11.  Revolving Credit Facility

Former Credit Facility  The Company maintained two Credit and Security Agreements, as amended, with Wells Fargo, which provided the Company with a line of credit of up to $20.0 million in the aggregate. As of June 30, 2016 and March 31, 2017, $6.1 million and $11.5 million in borrowings were outstanding, respectively, under the former credit facility. Interest expense related to the former credit facility during the first quarter of Fiscal 2018 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the former credit facility during the first quarter of Fiscal 2017 was $0.1 million, which includes $43,750 in amortization of deferred financing costs. The Company’s borrowing rate was 4.9% at March 31, 2017.

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

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $5.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.5 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles. The Company has incurred $0.2 million in origination fees. These fees has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and amortized to interest expense through June 2019. As of June 30, 2017, $9.5 million in borrowings were outstanding under the new credit facility. Interest expense related to the new credit facility during the first quarter of Fiscal 2018 was $58,800, which includes $18,000 in amortization of deferred financing costs. The Company’s borrowing rate was 5.8% at June 30, 2017.

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

The financial covenants  of the domestic credit agreement with Bridge Bank (the “Domestic Facility”) requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of  the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of June 30, 2017 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2018.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and geography of sale.  The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. During the three months ended December 31, 2016, the Company recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The balance of this reliability repair program as of June 30, 2017 was $1.3 million. Changes in accrued warranty reserve during the first quarter of Fiscal 2018 are as follows (in thousands):

Balance, beginning of the period	$3,766
Standard warranty provision	878
Accrual related to reliability repair programs	(99)
Deductions for warranty claims	(1,472)
Balance, end of the period	$3,073

13.  Deferred Revenue

As of March 31, 2017 the balance of deferred revenue was approximately $5.0 million. The change in deferred revenue attributed to Comprehensive Factory Protection Plan (“FPP”) contracts during the first quarter of Fiscal 2018 was an decrease of $61,500 and the change in deferred revenue attributed to deposits during the first quarter of Fiscal 2018 was increase of $0.9 million. Changes in deferred revenue during the first quarter of Fiscal 2018 are as follows (in thousands):

FPP Balance, beginning of the period	$3,414
FPP Billings	3,617
FPP Revenue recognized	(3,678)
Balance attributed to FPP contracts	3,353
Deposits	2,524
Deferred revenue balance, end of the period	$5,877

Deferred revenue attributed to FPP contracts represents the unearned portion of the billed agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for orders to be delivered in the future.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. Carrier earned $0.2 million in royalties for C200 and C1000 Series system sales during each of the first quarter of Fiscal 2018 and 2017. Earned royalties of approximately $0.2 million and $0.3 million were unpaid as of June 30, 2017 and March 31, 2017, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2017, the Company had firm commitments to purchase inventories of approximately $28.4 million through Fiscal 2019. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.1 million and $0.2 million as of June 30, 2017 and March 31, 2017, respectively. Rent expense was approximately $0.6 million during the first quarter of each of Fiscal 2018 and Fiscal 2017.

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

Other Commitments

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2017, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. A hearing is scheduled for August 18, 2017. The Company has not recorded any liability as of March 31, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

Shareholder Demand

Following the dismissal without prejudice of his purported shareholder derivative action discussed above, former plaintiff in Andre Rosowsky v. Jamison, et al. sent us a letter dated July 7, 2017 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. The Company acknowledged the Shareholder Demand on July 25, 2017. The Company’s Board of Directors has formed a committee to evaluate the Shareholder Demand.

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended June 30, 2017 which would make these instruments anti-dilutive. As of June 30, 2017 and 2016, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.6 million and 0.7 million, respectively. As of June 30, 2017 and 2016, the number of warrants excluded from diluted net loss per common share computations was approximately 10.4 million and 6.0 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2017. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2017 and in other reports we file with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements contained herein after the filing of this Form 10-Q to conform such statements to actual results or changes in expectations except as may be required by law. All dollar amounts are approximate.

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

We continue to execute on our three-pronged business profitability plan to reduce operating expenses; diversify and increase revenue; and improve gross margin. During the first quarter of Fiscal 2018 our net loss decreased by 9% to $4.1 million and our basic and diluted loss per share improved by 41% to $0.10 compared to $4.5 million and $0.17, respectively, in the same period of the previous year. The improvement in the net loss during the first quarter of Fiscal 2018 was primarily the result of a reduction of operating expenses of approximately 18% from the first quarter of Fiscal 2017. The improvement in the net loss per share during the first quarter of Fiscal 2018 was primarily the result of an increase in weighted average shares outstanding to 41.1 million for the first quarter of Fiscal 2018 from 27.2 million for the first quarter of Fiscal 2017. During the first quarter of Fiscal 2018 we continued to see a steady increase of incoming orders from a mix of our geographical and vertical markets and an increase in our service contract business with record level revenue, along with the decrease in our operating expenses as result of our continued initiatives to reduce operating expenses compared to the first quarter of Fiscal 2017. Our revenue from the Middle East and African markets during the first quarter of Fiscal 2018, was approximately 10% of revenue compared to 1% of revenue the same period last year as we continue to investment in key growth initiatives in these new markets. Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

Our products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, however, we have refocused our business strategy to target projects within the energy efficiency and renewal energy markets. The actual shift to the energy efficiency market is reflected in the product shipments by vertical markets table on page 23. We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

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

An overview of our direction, targets and key initiatives are as follows:

1.

Focus on Vertical Markets Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our product shipments by vertical markets:

	Three Months Ended
	June 30,
	2017	2016
Energy efficiency	56%	48%
Natural resources	39%	46%
Renewable energy	5%	6%

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

Natural Resources—Oil, Natural Gas, Shale Gas & Mining

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

Transportation

Our technology also can be used in HEV applications. Our customers have applied our products in HEV applications such as transit buses and Class 7 and 8 work trucks. In these applications, the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine-powered HEV hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability when compared with traditional internal combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, prior to aftertreatment that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. Many manufacturers are incorporating aftertreatment that increases upfront equipment costs, vehicle weight and life cycle costs, which may reduce overall engine efficiency.

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

Backlog

Net product orders were $16.9 million and $10.9 million for the first quarter of Fiscal 2018 and Fiscal 2017, respectively. Ending backlog was $117.3 million at June 30, 2017 compared to $108.4 million at June 30, 2016. Book-to-bill ratio was 1.3:1 and 0.9:1 for the first quarter of Fiscal 2018 and Fiscal 2017, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period

2.

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 96 distributors and Original Equipment Manufacturers (“OEMs”). In the United States and Canada, we currently have 23 distributors and OEMs. Outside of the United States and Canada, we currently have 73 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.

Service  We provide service primarily through our global distribution network. Together with our global distribution network we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of June 30, 2017 was $76.7 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2029. Our FPP backlog as of June 30, 2016 was $71.4 million. Our FPP backlog as of March 31, 2017 was $77.1 million.

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

Our product development activities during Fiscal 2017 included new-patented fuel injector and certification of our C65 microturbine to applicable European Union medium voltage grid interconnection standards. In addition, we continued our development in our C200S ICHP microturbine and overall cost reduction for our Signature Series. We developed a new-patented multi-staged lean pre-vaporizing, pre-mixing fuel injector providing ultra-low emissions that meet EPA Tier 4 requirements for power generation. Under this new program, exhaust emissions from these engines will be required to decrease by more than 90%. Our C65, C200 and C1000 Series microturbines became VDE, BDEW and CEI certified during Fiscal 2017. These new standards were attained following the development and implementation of new microturbine system software architecture. The C200S microturbine incorporates numerous system and design upgrades intended to improve overall product quality, reliability, and performance. Our new C200S ICHP product further supports our effort to diversify our business into the CHP and CCHP energy efficiency markets and the new roof mounted integrated CHP heat recovery modules, designed specifically for our Signature Series product, is expected to add additional revenue opportunities.

6.

Cost and Core Competencies  We believe that the core competencies of our products are air bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air bearing technology. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to leverage our costs as product volumes increase.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2017 and continue to include the following areas:

•	Impairment of long-lived assets, including intangible assets with finite lives;

•	Inventory write-downs and classification of inventories;



•	Estimates of warranty obligations;



•	Accounts receivable allowances;



•	Deferred tax assets and valuation allowance; and



•	Stock-based compensation expense.

Results of Operations

Three Months Ended June 30, 2017 and 2016

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended June 30,
	2017	2016
	Revenue	Revenue
United States and Canada	$10.5	$7.7
Europe and Russia	2.6	5.3
Latin America	1.4	2.2
Asia and Australia	2.8	3.7
Middle East and Africa	1.9	0.2
Total	$19.2	$19.1

Revenue  Revenue for the first quarter of Fiscal 2018 increased $0.1 million, or 1%, to $19.2 million from $19.1 million for the first quarter of Fiscal 2017. The change in revenue for the first quarter of Fiscal 2018 compared to the first quarter of Fiscal 2017 included increases in revenue of $2.8 million from the United States and Canadian markets and $1.7 million from the Middle East and African markets. These overall increases in revenue were offset by decreases in revenue of $2.7 million from the European and Russian markets, $0.9 million from the Asian and Australian markets and $0.8 million from the Latin American market. The increase in revenue in the United States and Canadian markets during the first quarter of Fiscal 2018 compared to the same period the previous year was primarily because we shipped a higher number of our C1000 Series systems in these markets. The increase in revenue in the Middle East and African markets during the first quarter of Fiscal 2018 compared to the same period in the previous year was primarily the result of our continued investment in key growth initiatives in those markets. Despite the increase in revenue in the Middle East and African markets, our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. The decrease in revenue in the European and Russian markets during the first quarter of Fiscal 2018 was primarily because of large non-recurring microturbine product shipments for specific projects that had occurred during the first quarter of Fiscal 2017. In addition, the decrease in European and Russian markets was primarily because there were no microturbine product shipments to Russia during the first quarter of Fiscal 2018 compared to the same period last year. The decrease in revenue in the Asian and Australian markets was primarily the result of large non-recurring microturbine product shipments for specific projects that had occurred during the first quarter of Fiscal 2017. The decrease in revenue in the Latin American market during the first quarter of Fiscal 2018 compared to the same period the previous year was primarily the result of a strong U.S. dollar and reduced capital and operational spending, particularly in the upstream and midstream sectors of the oil and gas markets.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2017			2016
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$12.6	12.1	52	$12.1	11.6	70

Accessories and Parts	2.9			3.7
Service	3.7			3.3
Total Accessories, Parts and Service	6.6			7.0
Total	$19.2			$19.1

For the first quarter of Fiscal 2018, revenue from microturbine products increased $0.5 million, or 4%, to $12.6 million from $12.1 million for the first quarter of Fiscal 2017. Megawatts shipped during the first quarter of Fiscal 2018 increased 0.5 megawatts, or 4%, to 12.1 megawatts from 11.6 megawatts during the first quarter of Fiscal 2017. The increase in revenue and megawatts shipped was because of a shift in product mix, as we sold a higher number of our C1000 Series systems during the first quarter of Fiscal 2018 compared to the same period last year. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Average revenue per megawatt shipped was approximately $1.0 million during each of the first quarter of Fiscal 2018 and 2017.

For the first quarter of Fiscal 2018, revenue from our accessories and parts decreased $0.8 million, or 22%, to $2.9 million from $3.7 million for the first quarter of Fiscal 2017. The decrease in revenue from accessories and parts was primarily because of the timing of our parts sales promotions.

Service revenue for the first quarter of Fiscal 2018 increased $0.4 million, or 12%, to $3.7 million from $3.3 million for the first quarter of Fiscal 2017. The increase in service revenue was primarily the result of our growing installed base and an increase in our energy efficiency customers purchasing our FPP service agreements.

Sales to Horizon Power Systems (“Horizon”) and E-Finity Distributed Generation, LLC (“E-Finity”), two of our domestic distributors, accounted for 21% and 15%, respectively, of revenue for the first quarter of Fiscal 2018. Sales to Regatta Solutions, Inc. (“Regatta”) and E-Finity, two of our domestic distributors, accounted for 17% and 10%, respectively, of revenue for the first quarter of Fiscal 2017.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $2.2 million, or 11% of revenue, for the first quarter of Fiscal 2018 compared to a gross margin of $3.0 million, or 16% of revenue, for the first quarter of Fiscal 2017. The decrease in gross margin of $0.8 million, compared to the first quarter of Fiscal 2017 was primarily because of a shift in product mix of $0.7 million, incremental warranty expense of $0.6 million, offset by a decrease in production and service center labor and overhead expense of $0.5 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2018 by further reducing manufacturing overhead and fixed and direct material costs and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.6 million during the first quarter of Fiscal 2018 compared to the first quarter of Fiscal 2017 reflects warranty accommodations and timing of warranty claims in the current period and the result of a benefit in the same period last year related to the decrease in the number of units covered under warranty. Management expects warranty expense in Fiscal 2018 to be lower than in Fiscal 2017 primarily because of a decrease in reliability repair programs

Production and service center labor and overhead expense decreased $0.5 million during the first quarter of Fiscal 2018 compared to the first quarter of Fiscal 2017 primarily because of decreases of $0.3 million in salaries expense and $0.2 million in loss in fixed asset disposal expense. These decreases were primarily the result of our cost reduction program to lower labor and overhead expenses throughout the organization.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended June 30,
	2017	2016
Gross Margin
Product	$0.1	$0.8
As a percentage of product revenue	1%	7%

Accessories, parts and service	$2.1	$2.2
As a percentage of accessories, parts and service revenue	32%	31%

Total Gross Margin	$2.2	$3.0
As a percentage of total revenue	11%	16%

Product gross margin decreased to 1% during the first quarter of Fiscal 2018 compared to the first quarter of Fiscal 2017 primarily because of a shift in product mix, warranty accommodations and timing of warranty claims in the current period. Accessories, parts and service gross margin increased to 32% during the first quarter of Fiscal 2018 compared to the first quarter of Fiscal 2017 primarily because of our growing installed base, increase in energy efficiency customers purchasing our FPP service agreements and timing of FPP services performed.

Research and Development (“R&D”) Expenses R&D expenses for the first quarter fiscal 2018 decreased $0.5 million, or 31%, to $1.1 million from $1.6 million in the year-ago first quarter. The reduction in R&D expense resulted primarily from lower salaries expense, which was a result of the reduction of the number of active research projects, because of our initiatives to reduce operating expenses and achieve profitability. Management expects R&D expenses in Fiscal 2018 to be lower than in Fiscal 2017 as a result of the continued cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the first quarter of Fiscal 2018 decreased $0.7 million, or 12%, to $5.0 million from $5.7 million for the first quarter of Fiscal 2017. The net decrease in SG&A expenses was comprised of decreases of approximately $0.6 million in professional services, including accounting and legal expenses, $0.4 million in salaries expense, $0.2 million in facilities expense, $0.2 million in consulting expense and $0.2 million in marketing expense. These decreases were offset by lower bad debt recovery of $0.9 million for the first quarter of Fiscal 2018 compared to same period last year. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2018 to be lower than in Fiscal 2017 primarily as a result of our continued initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense increased $0.1 million, or 100%, to $0.2 million during the first quarter of Fiscal 2018 from $0.1 million for the first quarter of Fiscal 2017. The increase in interest expense was the result of amortization of deferred financing costs related to paying of our former credit facility with Wells Fargo. In addition, the increase in interest expense was because of higher average balances outstanding under our new credit facility with Bridge Bank. As of June 30, 2017, we had total debt of $9.5 million outstanding under the credit facility.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2018 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations. Management expects to spend less than planned as a result of a change in timing of capital expenditures for the replacement of older equipment. Our cash is held in depository institution accounts to provide liquidity for operations and for capital preservation.

Our cash, cash equivalents and restricted cash balances decreased $0.6 million during the first quarter of Fiscal 2018, compared to an increase of $7.3 million during the first quarter of Fiscal 2017. Cash, cash equivalents and restricted cash decreased during the first quarter of first quarter of Fiscal 2018 primarily because of cash used in operating activities as described below. Cash, cash equivalents and restricted cash during the first quarter of Fiscal 2017 includes proceeds from the April 2016 underwritten public offering as described below.

Operating Activities  During the first quarter of Fiscal 2018, we used $0.7 million in cash in our operating activities, which consisted of a net loss for the period of $4.1 million, offset by cash provided by working capital of $1.9 million and non cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $1.5 million. During the first quarter of Fiscal 2017, we used $2.2 million in cash in our operating activities, which consisted of a net loss for the period of $4.5 million, offset by cash provided by working capital of $2.0 million and non cash adjustments of $0.3 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended June 30,
	2017	2016
Net loss	$(4,092)	$(4,516)
Non-cash operating activities(1)	1,535	306
Changes in operating assets and liabilities:
Accounts receivable	4,786	(1,254)
Inventories	(1,010)	1,935
Accounts payable and accrued expenses	(1,147)	(32)
Other changes in operating assets and liabilities	(804)	1,357
Net cash used in operating activities	$(732)	$(2,204)

(1)	Represents warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the first quarter of Fiscal 2018 compared to the same period the previous year was primarily because of bad debt recoveries. The change in accounts receivable was the result of higher collection of accounts receivable during the first quarter of Fiscal 2018 compared to the first quarter of Fiscal 2017. The change in inventory was primarily the result of an increase in finished goods, offset by a decrease in raw materials during the first quarter of Fiscal 2018 compared to the same period the previous year. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the first quarter of Fiscal 2018 compared to the same period the previous year. The change in other operating assets and liabilities was primarily because of warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines and microturbine system order deposits during the first quarter of Fiscal 2018 compared to the first quarter of Fiscal 2017.

Investing Activities  Net cash used in investing activities of $0.2 million and $9,000 during the first quarter of Fiscal 2018 and 2017, respectively, relates primarily to the acquisition of fixed assets.

Financing Activities During the first quarter of Fiscal 2018, we generated approximately $0.3 million in financing activities compared to cash generated during the first quarter of Fiscal 2017 of approximately $9.6 million. The funds generated from financing activities during first quarter of Fiscal 2018 were primarily the result of proceeds from the at-the-market offering program described below, offset by net repayments under the credit facility and the repayment of notes payable and capital lease obligations. The funds generated from financing activities during the first quarter of Fiscal 2017 were primarily the result of proceeds from the April 2016 underwritten public offering described below, offset by net repayments under the credit facility and the repayments of notes payable and capital lease obligations.

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

Effective August 28, 2015, we entered into a sales agreement with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the first quarter of Fiscal 2018, we issued 3.5 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $2.5 million after deducting commissions paid of approximately $37,700. As of June 30, 2017, 10.7 million shares of our common stock were sold pursuant to the at-the-market offering program and the net proceeds to us from the sale of the common stock were approximately $12.8 million after deducting commissions paid of approximately $0.4 million. As of June 30, 2017, $13.7 million remained available for issuance with respect to the at-the-market offering program. These available proceeds are subject to Instruction I.B.6(a) to Form S-3 often referred to as the “Baby Shelf Rules.”

There were no stock options exercised during the first quarter of Fiscal 2018 and 2017, respectively. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $5,000 and $2,000 of net cash used during the first quarter of Fiscal 2018 and 2017, respectively.

Former Credit Facility  We maintained two Credit Agreements, with Wells Fargo, which provided us with a line of credit of up to $20.0 million in the aggregate. As of March 31, 2017, $11.5 million in borrowings were outstanding under the former credit facility. Upon closing with Bridge Bank, our existing credit facilities with Wells Fargo were paid off in full.

New Credit Facility  On June 2, 2017, we entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program.  Under the terms of the Bridge Bank Credit Agreements, we may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of our eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019. As of June 30, 2017, $9.5 million in borrowings were outstanding under the new credit facility.

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

The financial covenants  of the domestic credit agreement with Bridge Bank (the “Domestic Facility”) requires us not to exceed specified levels of losses relative to our financial model and the outstanding line of credit advances may not exceed 85% of  the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on our business. An event of default for this or any other reason, if not waived, could have a material adverse effect on us. As of June 30, 2017 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2018.

Working Capital Cash provided by working capital was $1.9 million during the first quarter of Fiscal 2018, a decrease of $0.1 million from the $2.0 million cash provided by working capital during the first quarter of Fiscal 2017. We attribute the decrease in our working capital primarily because of higher warranty payments and accounts payable payments made by us, offset by higher collection of accounts receivable. Additionally, we didn’t fully achieve our planned number of product shipments during the first quarter of Fiscal 2018, resulting in lower than expected revenue primarily in the oil and gas markets.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the first quarter of Fiscal 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our first quarter of Fiscal 2018 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and Middle East. Cash provided by working capital during the first quarter of Fiscal 2018 were higher than planned, primarily because of cash provided by accounts receivable. However, we did not fully achieve our planned number of product shipments during the first quarter of Fiscal 2018, resulting in lower than expected revenue. We incurred a net loss of $4.1 million and used cash in operating activities of $0.7 million for the first quarter of Fiscal 2018. In addition, at June 30, 2017, we had cash, cash equivalents and restricted cash of $19.1 million, and outstanding borrowings under our credit facility of $9.5 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under our new credit facility and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of our first quarter of Fiscal 2018 financial statements, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of its first quarter of Fiscal 2018 financial statements.

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

Our accounts receivable balance, net of allowances, was $12.2 million and $17.0 million as of June 30, 2017 and March 31, 2017, respectively. Days sales outstanding in accounts receivable, (“DSO”), decreased by 17 days to 58 days as of June 30, 2017 compared to 75 days as of June 30, 2016. The change in DSO was largely the result of higher collection of accounts receivable during the first quarter of Fiscal 2018 compared to the first quarter of Fiscal 2017. We recorded net bad debt recoveries of approximately $13,000 and $0.9 million for the first quarter of Fiscal 2018 and 2017, respectively. During Fiscal 2015, we recorded approximately $7.1 million and $2.6 million with respect to the accounts receivable allowances from BPC and EMI, respectively.

No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the previously referenced economic and geopolitical considerations.

New Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2017-11 for the three months ended June 30, 2017, and retrospectively applied ASU 2017-11 as required. See Note 10—Fair Value Measurements for further discussion on changes as a result of the adoption of ASU 2017-11.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We adopted ASU 2015-11 with no impact on our consolidated financial position or results of operations.

Revenue Recognition Related ASUs:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in our quantitative and qualitative market risk disclosure as presented in our Annual Report on Form 10-K for Fiscal 2017.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Federal Securities Class Action

Two putative securities class action complaints were filed against us and certain of our current and former officers in the United States District Court for the Central District of California under the following captions:  David Kinney, etc. v. Capstone Turbine, et al., No. 2:15-CV-08914 on November 16, 2015 (the “Kinney Complaint”) and Kevin M. Grooms, etc. v. Capstone Turbine, et al., No. 2:15-CV-09155 on December 18, 2015 (the “Grooms Complaint”).

The putative class in the Kinney Complaint is comprised of all purchasers of our securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleges that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. A hearing is scheduled for August 18, 2017. We have not recorded any liability as of March 31, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order. Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for September 20, 2017.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for September 26, 2017.

On December 27, 2016, a purported shareholder derivative action entitled Andre Rosowsky v. Jamison, et al., No. 30-2016-00894859-CU-MC-CJC was filed in Orange County Superior Court in the State of California against us and certain of our current and former officers and directors. The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, that we institute corporate governance reforms, and restitution from the individual defendants. On April 14, 2017, the case was removed to the United States District Court for the Central District of California. On May 5, 2017, the plaintiff voluntarily dismissed his complaint without prejudice.

Federal Derivative Lawsuits

On March 7, 2016, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against we and certain of our current and former officers and directors under the following caption:  Haber v. Jamison, et al., No. CV16-01569-DMG (RAOx).  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint asserts a cause of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and equitable relief, including that we institute appropriate corporate governance reforms.  On May 11, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 13, 2016, the Court entered that proposed order.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed.

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against us and certain of our current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively.  The lawsuits allege that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Both complaints demand damages sustained by us as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that we institute appropriate corporate governance reforms. The federal derivative actions have been stayed until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. Given that the federal securities class action was dismissed with leave to amend, these cases are still stayed.

Shareholder Demand

Following the dismissal without prejudice of his purported shareholder derivative action discussed above, former plaintiff in Andre Rosowsky v. Jamison, et al. sent us a letter dated July 7, 2017 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. We acknowledged the Shareholder Demand on July 25, 2017. Our Board of Directors has formed a committee to evaluate the Shareholder Demand.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2017

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Third Amended and Restated Bylaws

Effective August 2, 2017, our Board of Directors approved the Third Amended and Restated Bylaws (the “Amended and Restated Bylaws”).  The Amended and Restated Bylaws state that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner of stock) to bring (i) any derivative action or proceeding on behalf of the corporation, (ii) any action asserting a claim of, or a claim based on, breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder (including a beneficial owner of stock) of the corporation to the corporation or the corporation’s stockholders (including beneficial owners of stock), (iii) any action asserting a claim against the corporation or any current or former director, officer, employee or stockholder (including a beneficial owner of stock) of the corporation arising pursuant to any provision of the DGCL or the certificate of incorporation or by-laws (as either may be amended from time to time), or (iv) any action asserting a claim against the corporation or any current or former director, officer, employee or stockholder (including a beneficial owner of stock) of the corporation governed by the internal affairs doctrine (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware).

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: August 9, 2017

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Third Amended and Restated Bylaws of Capstone Turbine Corporation
10.1	Business Financing Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(d)
10.2	Export-Import Bank of the United States Working Capital Guarantee Program—Borrower Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(d)
10.3	Intellectual Property Security Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(d)
10.4	Fourth Amendment to Lease, dated June 7, 2017, between Capstone Turbine Corporation and Prologis, L.P., for leased premises at 16640 Stagg Street, Van Nuys, California(e)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)(Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2017 (File No. 001-15957).

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 10-K, filed on June 13, 2017 (File No. 001-15957)