Form 10-Q
period 2017-09-30
CAPSTONE TURBINE Corp
filed 2017-11-02
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2017 was 46,742,619.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2017	2017
Assets
Current Assets:
Cash and cash equivalents	$10,156	$14,191
Restricted cash	5,000	5,514
Accounts receivable, net of allowances of $6,773 at September 30, 2017 and $6,845 at March 31, 2017	13,248	17,003
Inventories	16,274	14,538
Prepaid expenses and other current assets	2,545	3,073
Total current assets	47,223	54,319
Property, plant and equipment, net	2,232	2,115
Non-current portion of inventories	994	961
Intangible assets, net	523	651
Other assets	331	225
Total assets	$51,303	$58,271
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,096	$14,719
Accrued salaries and wages	1,834	1,819
Accrued warranty reserve	2,562	3,766
Deferred revenue	4,999	5,050
Revolving credit facility	9,575	11,533
Current portion of notes payable and capital lease obligations	14	302
Total current liabilities	33,080	37,189
Long-term portion of notes payable and capital lease obligations	20	26
Other long-term liabilities	136	158
Total liabilities	33,236	37,373
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 44,959,744 shares issued and 44,813,869 shares outstanding at September 30, 2017; 38,920,174 shares issued and 38,803,630 shares outstanding at March 31, 2017	45	39
Additional paid-in capital	879,639	874,697
Accumulated deficit	(859,959)	(852,199)
Treasury stock, at cost; 145,875 shares at September 30, 2017 and 116,544 shares at March 31, 2017	(1,658)	(1,639)
Total stockholders’ equity	18,067	20,898
Total liabilities and stockholders' equity	$51,303	$58,271

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product, accessories and parts	$16,005	$11,518	$31,496	$27,301
Service	3,769	3,480	7,518	6,762
Total revenue	19,774	14,998	39,014	34,063
Cost of goods sold:
Product, accessories and parts	13,549	11,341	27,586	24,978
Service	3,209	2,987	6,173	5,416
Total cost of goods sold	16,758	14,328	33,759	30,394
Gross margin	3,016	670	5,255	3,669
Operating expenses:
Research and development	1,139	1,350	2,288	2,972
Selling, general and administrative	4,796	5,036	9,757	10,782
Total operating expenses	5,935	6,386	12,045	13,754
Loss from operations	(2,919)	(5,716)	(6,790)	(10,085)
Other income (expense)	14	(27)	4	(43)
Interest income	—	7	9	12
Interest expense	(98)	(129)	(319)	(263)
Change in warrant valuation	(657)	—	(657)	—
Loss before income taxes	(3,660)	(5,865)	(7,753)	(10,379)
Provision for income taxes	7	—	7	3
Net loss	$(3,667)	$(5,865)	$(7,760)	$(10,382)

Net loss per common share—basic and diluted	$(0.09)	$(0.19)	$(0.18)	$(0.36)
Weighted average shares used to calculate basic and diluted net loss per common share	42,941	30,498	42,606	28,843

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(7,760)	$(10,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583	802
Amortization of deferred financing costs	133	86
Reduction in accounts receivable allowances	(22)	(1,396)
Inventory provision	590	483
Provision for warranty expenses	995	775
Loss on disposal of equipment	26	170
Stock-based compensation	307	479
Change in warrant valuation	657	—
Changes in operating assets and liabilities:
Accounts receivable	3,778	2,221
Inventories	(2,360)	(1,442)
Prepaid expenses and other current assets	266	322
Accounts payable and accrued expenses	(790)	(1,156)
Accrued salaries and wages and long term liabilities	(7)	(55)
Accrued warranty reserve	(2,199)	(1,087)
Deferred revenue	(49)	153
Net cash used in operating activities	(5,852)	(10,027)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(521)	(84)
Net cash used in investing activities	(521)	(84)
Cash Flows from Financing Activities:
Net repayments of revolving credit facility	(1,958)	(3,281)
Repayment of notes payable and capital lease obligations	(183)	(298)
Cash used in employee stock-based transactions	(22)	(17)
Net proceeds from issuance of common stock and warrants	3,987	13,113
Net cash provided by financing activities	1,824	9,517
Net decrease in Cash, Cash Equivalents and Restricted Cash	(4,549)	(594)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	19,705	16,706
Cash, Cash Equivalents and Restricted Cash, End of Period	$15,156	$16,112
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$205	$87
Income taxes	$7	$—
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$99	$27

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

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the second quarter of Fiscal 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its second quarter of Fiscal 2018 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact caused by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. Cash used for working capital during the second quarter of Fiscal 2018 was higher than planned, primarily as a result of higher finished goods inventory. Additionally, the Company did not fully achieve its planned number of product shipments during the second quarter of Fiscal 2018, resulting in lower than expected revenue. The Company incurred a net loss of $3.7 million and used cash in operating activities of $5.1 million for the second quarter of Fiscal 2018.  As of September 30, 2017, the Company had cash, cash equivalents and restricted cash of $15.2 million, and outstanding borrowings under its credit facility of $9.6 million.

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

The Company maintained two Credit and Security Agreements, with Wells Fargo Bank, National Association (“Wells Fargo”), which provided the Company with a credit facility up to $20.0 million in the aggregate. Upon closing with Bridge Bank, the Company’s existing credit facilities with Wells Fargo, were paid off in full.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under its credit facility with Bridge Bank, net proceeds from exercise of Series A warrants and the funds expected to be received from the new oil and gas sector distributor in Russia, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of its second quarter of Fiscal 2018 financial statements. See Note 17— Subsequent Events, for discussion with respect to the exercise of Series A warrants and new Russian distributor.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial position and results of operations.

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

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”(“ASU 2017-13”) The amendments in ASU 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Reliable Secure Power Systems, (“RSP”), Regatta Solutions, Inc. (“Regatta”) and E-Finity Distributed Generation, LLC (“E-Finity”), three of the Company’s domestic distributors, and Optimal Group Australia Pty Ltd, one of the Company’s Australian distributors and IBT Europe GmbH (“IBT”), one of the Company’s European distributors, accounted for 12%, 11%, 11%, 11% and 10%, respectively, of revenue for the three months ended September 30, 2017. Sales to BPC Engineering (“BPC”), one of the Company’s Russian distributors, accounted for 11% of revenue for the three months ended September 30, 2016. For the six months ended September 30, 2017, E-Finity, Horizon Power Systems (“Horizon”) and Optimal accounted for 13%, 12% and 10% of revenue, respectively. For the six months ended September 30, 2016, Regatta Solutions, Inc. (“Regatta”), one of the Company’s domestic distributors, accounted for 11% of revenue.

Additionally, E-Finity, RSP, Regatta and IBT accounted for 16%, 16%, 13% and 11%, respectively, of net accounts receivable as of September 30, 2017. E-Finity, Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors and RSP accounted for 29%, 12% and 10%, respectively, of net accounts receivable as of March 31, 2017.

The Company recorded a net bad debt recovery of approximately $9,000 and $22,000 during the three and six months ended September 30, 2017, respectively. As of September 30, 2017, the Company collected approximately $1.7 million from BPC on their accounts receivable allowance of approximately $8.1 million. The Company recorded net bad debt recovery of approximately $0.5 million for the three months ended September 30, 2016. During the six months ended September 30, 2016, the Company recorded approximately $1.4 million in net bad debt recovery, which was previously reserved during Fiscal 2015, for cash received primarily from BPC and Electro Mecanique Industries, one of the Company’s distributors in the Middle East and Africa.

5.  Inventories

Inventories are valued on a first in first out (“FIFO”) basis and lower of cost or net realizable value and consisted of the following as of September 30, 2017 and March 31, 2017 (in thousands):

	September 30,	March 31,
	2017	2017
Raw materials	$14,436	$15,035
Work in process	290	—
Finished goods	2,542	464
Total	17,268	15,499
Less non-current portion	(994)	(961)
Current portion	$16,274	$14,538

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2017 is 1.6 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2017 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$358
25 to 36 months	636
Total	$994

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following as of September 30, 2017 and March 31, 2017 (in thousands):

	September 30,	March 31,
	2017	2017
Machinery, rental equipment, equipment, automobiles and furniture	$16,050	$17,657
Leasehold improvements	9,828	9,870
Molds and tooling	2,929	2,866
	28,807	30,393
Less, accumulated depreciation	(26,575)	(28,278)
Total property, plant and equipment, net	$2,232	$2,115

Depreciation expense for property and equipment was $0.2 million and $0.4 million for the three and six months ended September 30, 2017, respectively. The Company recorded depreciation expense of $0.3 million and $0.6 million for the three and six months ended September 30, 2016, respectively.

7.  Intangible Assets

Intangible assets consisted of the following as of September 30, 2017 and March 31, 2017 (in thousands):

	September 30, 2017
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,717	523
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,183	$523

	March 31, 2017
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,684	$16
Technology	10 years	2,240	1,605	635
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,055	$651

Amortization expense for the intangible assets was $0.1 million for each of the three and six months ended September 30, 2017 and 2016, respectively.

Expected future amortization expense of intangible assets as of September 30, 2017 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2018 (remainder of fiscal year)	112
2019	224
2020	187
Thereafter	—
Total expected future amortization	$523

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $7,200 and $6,400 were earned by Solar for the three months ended September 30, 2017 and 2016, respectively. Royalties of approximately $13,700 and $14,700 were earned by Solar for the six months ended September 30, 2017 and 2016, respectively. Earned royalties of approximately $7,200 and $10,000 were unpaid as of September 30, 2017 and March 31, 2017, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense for the Company’s three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of goods sold	$18	$14	$38	$29
Research and development	5	13	12	16
Selling, general and administrative	130	214	257	434
Stock-based compensation expense	$153	$241	$307	$479

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. In June 2017, the Company adopted the Capstone Turbine Corporation 2017 Equity Incentive Plan (the “2017 Plan”) which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017. The 2017 Plan provides for awards of up to 3,000,000 shares of common stock. The 2017 Plan is administered by the Compensation Committee designated by the Board of Directors (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions.

Stock Options

The Company issued stock options under the 2000 Plan and issues stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. During the year ended March 31, 2017, the Company established an accounting policy election to assume zero forfeiture for stock options and account for forfeitures when they occur. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s six months ended September 30, 2017 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2017	314,537	$15.48
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(4,000)	$24.25
Options outstanding at September 30, 2017	310,537	$15.37	4.9	—
Options fully vested at September 30, 2017 and those expected to vest beyond September 30, 2017	310,537	$15.37	4.9	—
Options exercisable at September 30, 2017	245,693	$18.98	3.9	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either the three or six months ended September 30, 2017. The Company calculated the estimated fair value of each stock option granted during the three and six months ended September 30, 2016 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

Three and Six Months Ended
September 30, 2016
Risk-free interest rates	1.3%
Expected lives (in years)	5.7
Dividend yield	—%
Expected volatility	133.9%
Weighted average grant date fair value of options granted during the period	$1.52

The Company’s computation of expected volatility for the three and six months ended September 30, 2016 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.  The Company recorded expense of approximately $8,000 and $3,000 associated with its stock options during the three months ended September 30, 2017 and 2016, respectively. The Company recorded expense of approximately $17,000 and $3,000 associated with its stock options during the six months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $0.1 million of total compensation cost related to unvested stock option awards that is expected to be recognized as expense over a weighted average period of 2.9 years.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issues restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. During the fiscal year ended March 31, 2017, the Company established an accounting policy election to assume zero forfeiture for restricted stock units and account for forfeitures when they occur. The restricted stock units vest in equal installments over a period of four years. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock unit and performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2017	316,709	$2.85
Granted	474,848	0.64
Vested and issued	(212,924)	2.76
Forfeited	(9,513)	2.49
Nonvested restricted stock units outstanding at September 30, 2017	569,120	1.05
Restricted stock units expected to vest beyond September 30, 2017	569,097	$1.05

The following table provides additional information on restricted stock units for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted stock compensation expense (in thousands)	$144	$188	$287	$375
Aggregate fair value of restricted stock units vested and issued (in thousands)	$130	$85	$137	$107
Weighted average grant date fair value of restricted stock units granted during the period	$0.62	$1.71	$0.67	$1.71

As of September 30, 2017, there was approximately $0.5 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.2 years.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan and issues restricted stock awards under the 2017 Plan to employees and non-employee directors. During the three and six months ended September 30, 2017 and 2016 the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock award activity for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted stock awards compensation expense (in thousands)	$1	$50	$3	$101
Restricted stock awards granted	1,953	29,910	3,969	62,111
Weighted average grant date fair value of restricted stock awards granted during the period	$0.64	$1.69	$0.63	$1.63

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

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board of Directors unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the current amendment, 70,000 shares of the Company’s common stock had been reserved for issuance. As amended, the ESPP will continue by its terms and will increase the number of shares of the Company’s common stock available by 500,000 shares which will reserve for issuance a total of 570,000 shares of common stock. Under the ESPP, shares of the Company’s common stock will be issued upon exercise of the purchase rights. The ESPP will continue by its terms through June 30, 2020, unless terminated sooner.

Grants outside of 2000 Plan and 2017 Plan

As of September 30, 2017, the Company had outstanding 88,930 non-qualified common stock options and 11,115 restricted stock units issued outside of the 2017 Plan. The Company granted these stock options and restricted stock units during the three months ended September 30, 2016 as inducement grants to the new Vice President, Manufacturing of the Company, with exercise prices or values, as applicable, based on the fair market value of the Company’s common stock on the grant date.

Although the options and restricted stock units were not granted under the 2000 Plan and 2017 Plan, they are governed by terms and conditions identical to those under the 2000 Plan and 2017 Plan. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years.

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

At the Company’s 2017 annual meeting of stockholders on August 31, 2017, the stockholders approved the NOL Rights Agreement, dated as of May 6, 2016, with Computershare Inc.

9.   Offerings of Common Stock and Warrants and At-the-Market Offering Program

On October 18, 2016, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell 3.6 million shares of common stock, pre-funded Series B warrants to purchase up to 2.7 million shares of common stock, and Series A warrants to purchase up to 6.3 million shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, the Company engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which is payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants were approved by the Company’s stockholders at the 2017 annual meeting of stockholders held on August 31, 2017 and exercise price of the warrants was adjusted to $0.65 per share. The value of this down round feature was measured using the Binomial valuation model and resulted in a loss of approximately $0.7 million during the three and six months ended September 30, 2017, respectively. The net proceeds to the Company from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016.

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

During each of the three and six months ended September 30, 2017, there was no Series A warrant activity and 10,407,500 Series A warrants remained outstanding. During the Fiscal year ended March 31, 2017, all Series B warrants were exercised and there are no Series B warrants outstanding.

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended September 30, 2017, the Company issued 2.4 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $1.4 million after deducting commissions paid of approximately $45,000. During the six months ended September 30, 2017, the Company issued 5.8 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of September 30, 2017, 13.1 million shares of the Company’s common stock were sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $16.8 million after deducting commissions paid of approximately $0.5 million. As of September 30, 2017, approximately $12.2 million remained available for issuance with respect to the at-the-market offering program. These available proceeds are subject to Instruction I.B.6(a) to Form S-3 often referred to as the “Baby Shelf Rules.”

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and are categorized using the fair value hierarchy (in thousands):

Fair Value Measurements at September 30, 2017

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

	As of		As of
	September 30, 2017		March 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$9,575	$9,575	$11,533	$11,533

Adoption of ASU 2017-11

The Company changed its method of accounting for warrants through the early adoption of ASU 2017-11 during the three months ended June 30, 2017 on a full retrospective basis. Accordingly, the Company reclassified the warrant liability to additional paid in capital on its March 31, 2017 consolidated balance sheets, which increased additional paid-in capital by $2.9 million and decreased warrant liability by $2.9 million. In addition, because of the retrospective adoption, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $0.5 million and $1.3 million for the three months and year ended March 31, 2017, respectively. The change in unrealized gain/loss on warrant liability was offset by a $1.3 million credit to accumulated deficit on the consolidated balance sheets. Adoption of ASU 2017-11 had no impact on the Company’s consolidated statement of cash flows in the current or previous interim and annual reporting periods. The adoption of ASU 2017-11 also had no impact on statement of operations during the six months ended September 30, 2016 and no cumulative effect to the accumulated deficit as of the beginning of the prior annual reporting period, as there were no warrants outstanding in those respective periods that were impacted by ASU 2017-11. The following table provides a reconciliation of warrant liability, additional paid-in capital, accumulated deficit and change in fair value of warrant liability on the consolidated balance sheets for the year ended March 31, 2017 (in thousands):

	Consolidated Balance Sheets
	Warrant Liability	Additional Paid-in Capital	Accumulated deficit
Balance, March 31, 2017 (Prior to adoption of ASU 2017-11)	$2,917	$870,457	$(850,876)
Reclassified warrant liability	$(4,240)	$4,240	$—
Reclassified unrealized gain on warrant liability	$1,323	$—	$(1,323)
Balance, March 31, 2017 (After adoption of ASU 2017-11)	$—	$874,697	$(852,199)

11.  Revolving Credit Facility

Former Credit Facility  The Company maintained two Credit and Security Agreements, as amended, with Wells Fargo, which provided the Company with a line of credit of up to $20.0 million in the aggregate. As of September 30, 2016 and March 31, 2017, $6.2 million and $11.5 million in borrowings were outstanding, respectively, under the former credit facility. Interest expense related to the former credit facility during the six months ended September 30, 2017 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the former credit facility during the three months ended September 30, 2016 was $0.1 million, which includes $42,000 in amortization of deferred financing costs. Interest expense related to the former credit facility during the six months ended September 30, 2016 was $0.3 million, which includes $0.1 million in amortization of deferred financing costs. The Company’s borrowing rate was 4.9% at March 31, 2017. Upon closing the Bridge Bank Credit Agreements with Bridge Bank the Company’s existing credit facilities with Wells Fargo were paid off in full.

New Credit Facility   On June 2, 2017, the Company entered into the Bridge Bank Credit Agreements with Western Alliance Bank through Bridge Bank, with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program. Under the terms of the Bridge Bank Credit Agreements, the Company may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of its eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019.

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $5.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.5 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles. The Company has incurred $0.2 million in origination fees. These fees has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and amortized to interest expense through June 2019. As of September 30, 2017, $9.6 million in borrowings were outstanding under the new credit facility. Interest expense related to the new credit facility during the three months ended September 30, 2017 was $0.1 million, which includes $28,000 in amortization of deferred financing costs. Interest expense related to the new credit facility during the six months ended September 30, 2017 was $0.2 million, which includes $46,000 in amortization of deferred financing costs. The Company’s borrowing rate was 5.8% at September 30, 2017.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of  the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of September 30, 2017 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2018.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and geography of sale.  The Company’s product warranties generally start from the delivery date and continue for up to eighteen months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. During the three months ended December 31, 2016, the Company recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The balance of this reliability repair program liability as of September 30, 2017 was $0.7 million. Changes in accrued warranty reserve during the six months ended September 30, 2017 are as follows (in thousands):

Balance, beginning of the period	$3,766
Standard warranty provision	1,190
Net accrual related to reliability repair programs	(195)
Deductions for warranty claims	(2,199)
Balance, end of the period	$2,562

13.  Deferred Revenue

As of March 31, 2017 the balance of deferred revenue was approximately $5.0 million. The change in deferred revenue attributed to Comprehensive Factory Protection Plan (“FPP”) contracts during the six months ended September 30, 2017 was a decrease of $0.1 million and the change in deferred revenue attributed to deposits during the six months ended September 30, 2017 was an increase of $0.1 million. Changes in deferred revenue during the six months ended September 30, 2017 are as follows (in thousands):

FPP Balance, beginning of the period	$3,414
FPP Billings	7,164
FPP Revenue recognized	(7,309)
Balance attributed to FPP contracts	3,269
Deposits	1,730
Deferred revenue balance, end of the period	$4,999

Deferred revenue attributed to FPP contracts represents the unearned portion of the billed agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for orders to be delivered in the future.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. Carrier earned $0.2 million and $0.1 million in royalties for C200 and C1000 Series system sales during the three months ended September 30, 2017 and 2016, respectively. Carrier earned $0.5 million and $0.3 million in royalties for C200 and C1000 system sales during the six months ended September 30, 2017 and 2016, respectively. Earned royalties of approximately $0.2 million and $0.3 million were unpaid as of September 30, 2017 and March 31, 2017, respectively, and are included in accrued expenses in the accompanying balance sheets.

15.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2017, the Company had firm commitments to purchase inventories of approximately $23.3 million through Fiscal 2019. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through the fiscal year ending March 31, 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.1 million and $0.2 million as of September 30, 2017 and March 31, 2017, respectively. Rent expense was approximately $0.6 million during each of the three months ended September 30, 2017 and 2016. Rent expense was approximately $1.1 million and $1.2 million during the six months ended September 30, 2017 and 2016, respectively.

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

Other Commitments

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2017, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. The Company has not recorded any liability as of September 30, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order. Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for January 2, 2018.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for December 1, 2017.

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

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2017 which would make these instruments anti-dilutive. As of September 30, 2017 and 2016, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.9 million and 0.8 million, respectively. As of September 30, 2017 and 2016, the number of warrants excluded from diluted net loss per common share computations was approximately 10.4 million and 5.5 million, respectively.

17. Subsequent Events

On October 26, 2017, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with a holder of the Series A warrants (the “Exercising Holder”), which Exercising Holder owns Series A warrants exercisable for 1,928,750 shares of Common Stock. Pursuant to the Exercise Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise its Series A warrants with respect to 1,928,750 shares of Common Stock underlying such Series A warrants for a reduced exercise price equal to $0.90 per share. On October 27, 2017, the Company received net proceeds of approximately $1.7 million from the exercise of the Series A warrants by the Exercising Holder. The Company did not pay any financial advisory fees in connection with the exercise of the Series A warrants by the Exercising Holder. In addition, the exercise resulted in the reduction of warrants to purchase common stock, par value $0.001 per share, of the Company by approximately 19% and was not dilutive to existing stockholders of the Company calculated on a fully diluted basis for outstanding warrants.

On October 18, 2017, the Company announced that it had granted Turbine International, LLC (“TI”) and its affiliate, MTE Service, the sole distribution rights for Capstone products and services in the Russian oil and gas sector in exchange for approximately $6.3 million in cash. In connection with the appointment of TI as the Company’s distributor in the Russian oil and gas sector, on October 13, 2017, the Company and TI entered into an Accounts Receivable Assignment Agreement (the “Accounts Receivable Agreement”) and Promissory Note (the “Promissory Note”). Pursuant to the terms of the Accounts Receivable Agreement, the Company assigned to IT its right, title and interest to receivables owed to the Company from the Company’s distributor BPC Engineering. As consideration for the assignment of the BPC receivable, TI will pay the Company $2.5 million in three payments by February 1, 2018. The first payment of $0.1 million was paid on September 13, 2017. Under the terms of the Promissory Note, TI agreed to pay the Company $3.8 million to be paid over a three-year period in 35 equal monthly installments starting in August 2018. On October 13, 2017, the Company and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Accounts Receivable Agreement and Promissory Note. MTE Service is a wholly owned subsidiary of Hispania Petroleum S.A.

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

We continue to execute on our three-pronged business profitability plan to reduce operating expenses; diversify and increase revenue; and improve gross margin. During the second quarter of Fiscal 2018 our net loss decreased by 37% to $3.7 million and our basic and diluted loss per share improved by 53% to $0.09 compared to $5.9 million and $0.19, respectively, in the same period of the previous year. The improvement in the net loss during the second quarter of Fiscal 2018 was primarily the result of an increase in revenue of approximately 32% and reduction of operating expenses of approximately 8% from the second quarter of Fiscal 2017. The improvement in the net loss per share during the second quarter of Fiscal 2018 was primarily the result of a decrease in the net loss and an increase in weighted average shares outstanding to 42.9 million for the second quarter of Fiscal 2018 from 30.5 million for the second quarter of Fiscal 2017. The first half of Fiscal 2018 was characterized by the growth in our total revenue and strengthening aftermarket business on substantially lower operating expense, compared to the first half of Fiscal 2017. Our revenue from the United States and Canadian geographic markets during the first half of Fiscal 2018, improved to approximately 50% of revenue compared to 32% of revenue the same period last year primarily because the energy efficiency vertical market continues to improve on our C1000 Signature Series. Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East.

Our products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and cow, pig and chicken manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, however, we have refocused our business strategy to target projects within the energy efficiency and renewal energy markets. The actual shift to the energy efficiency market is reflected in the product shipments by vertical markets table on page 25. We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Energy efficiency	66%	81%	61%	61%
Natural resources	15%	8%	27%	31%
Renewable energy	19%	11%	12%	8%

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines are able to maximize the availability of usable energy to provide a significant economic advantage to customers while reducing their on-site emissions. CHP and CCHP can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30 percent to 80 percent or more. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs.

Natural Resources—Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including oil and gas exploration, production, and at compression and transmission sites as a highly efficient and reliable source of power.  In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated on-site. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts - flare gas or associated gas, into a useable fuel to provide prime power to these sites.

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

Transportation

Our technology also can be used in hybrid electric vehicle (“HEV”) applications. Our customers have applied our products in HEV applications such as transit buses and Class 7 and 8 work trucks. In these applications, the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine-powered HEV include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability when compared with traditional internal combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, prior to aftertreatment that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. Many manufacturers are incorporating aftertreatment that increases upfront equipment costs, vehicle weight and life cycle costs, which may reduce overall engine efficiency.

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

Backlog

Net product orders were $5.8 million and $8.9 million for the three months ended September 30, 2017 and 2016, respectively. Ending backlog was $110.9 million at September 30, 2017 compared to $109.1 million at September 30, 2016. Book-to-bill ratio was 0.5:1 and 1.1:1 for the three months ended September 30, 2017 and 2016, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. This includes the backlog related to BPC Engineering (“BPC”), one of our Russian distributors that may be negatively impacted by the new distributor for the Russian oil and gas market. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

2.

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 100 distributors and Original Equipment Manufacturers (“OEMs”). In the United States and Canada, we currently have 23 distributors and OEMs. Outside of the United States and Canada, we currently have 77 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

3.

Service  We provide service primarily through our global distribution network. Together with our global distribution network we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance. Our FPP backlog as of September 30, 2017 was $74.7 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Our FPP backlog as of September 30, 2016 was $72.7 million. Our FPP backlog as of March 31, 2017 was $77.1 million.

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

We believe that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions and product mix, pricing and performance, our updated financial model indicates that we will achieve positive cash flow when we generate $25 million in quarterly revenue with a 20% gross margin. We are in the process of consolidating our manufacturing processes into our Van Nuys location. We believe that once this is complete we will have a production capacity of approximately 2,000 units per year, depending on product mix. We believe we will be able to support this production capacity level by adding additional shifts, which would increase working capital requirements, and making some additional capital expenditures.

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

Results of Operations

Three Months Ended September 30, 2017 and 2016

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended September 30,
	2017	2016
	Revenue	Revenue
United States and Canada	$9.2	$3.4
Europe and Russia	4.5	7.0
Latin America	1.4	1.9
Asia and Australia	3.6	2.5
Middle East and Africa	1.1	0.2
Total	$19.8	$15.0

Revenue  Revenue for the three months ended September 30, 2017 increased $4.8 million, or 32%, to $19.8 million from $15.0 million for the three months ended September 30, 2016. The change in revenue for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 included increases in revenue of $5.8 million from the United States and Canadian markets, $1.1 million from the Asian and Australian markets and $0.9 million from the Middle East and African markets. These overall increases in revenue were offset by decreases in revenue of $2.5 million from the European and Russian markets and $0.5 million from the Latin American market. The increase in revenue in the United States and Canadian markets during the three months ended September 30, 2017 compared to the same period the previous year was primarily because we shipped a higher number of our C1000 Series systems in these markets. The increase in revenue in the Asian and Australian markets was primarily the result of large non-recurring microturbine product shipments for specific projects that had occurred during the three months ended September 30, 2017. The increase in revenue in the Middle East and African markets during the three months ended September 30, 2017 compared to the same period in the previous year was primarily the result of our continued investment in key growth initiatives in those markets. Despite the increase in revenue in the Middle East and African markets, our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. The decrease in revenue in the European and Russian markets during the three months ended September 30, 2017 was primarily because there were no microturbine product shipments to Russia during the three months ended September 30, 2017 compared to the same period last year. The decrease in revenue in the Latin American market during the three months ended September 30, 2017 compared to the same period the previous year was primarily the result of a strong U.S. dollar and reduced capital and operational spending, particularly in the upstream and midstream sectors of the oil and gas markets.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2017			2016
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$12.2	11.3	68	$8.2	8.2	58

Accessories and Parts	3.8			3.3
Service	3.8			3.5
Total Accessories, Parts and Service	7.6			6.8
Total	$19.8			$15.0

For the three months ended September 30, 2017, revenue from microturbine products increased $4.0 million, or 49%, to $12.2 million from $8.2 million for the three months ended September 30, 2016. Megawatts shipped during the three months ended September 30, 2017 increased 3.1 megawatts, or 38%, to 11.3 megawatts from 8.2 megawatts during the three months ended September 30, 2016. The increase in revenue and megawatts shipped was because of a shift in product mix, as we sold a higher number of our C65, C200 and C1000 Series systems during the three months ended September 30, 2017 compared to the same period last year. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Average revenue per megawatt shipped was approximately $1.1 million and $1.0 million during the three months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017, revenue from our accessories and parts increased $0.5 million, or 15%, to $3.8 million from $3.3 million for the three months ended September 30, 2016. The increase in revenue from accessories and parts was primarily because of higher accessories shipments of our Organic Rankine Cycle (“ORC”) systems offset by lower parts shipments. The decrease in parts shipments was primarily because of a shift in sales to our FPP service agreements and delivery schedule changes of certain large parts orders.

Service revenue for the three months ended September 30, 2017 increased $0.3 million, or 9%, to $3.8 million from $3.5 million for the three months ended September 30, 2016. The increase in service revenue was primarily the result of our growing installed base and an increase in our energy efficiency customers purchasing our FPP service agreements.

Sales to Reliable Secure Power Systems, (“RSP”), Regatta Solutions, Inc. (“Regatta”) and E-Finity Distributed Generation, LLC (“E-Finity”), three of our domestic distributors, and Optimal Group Australia Pty Ltd, one of our Australian distributors and IBT Europe GmbH (“IBT”), one of our European distributors, accounted for 12%, 11%, 11%, 11% and 10%, respectively, of revenue for the three months ended September 30, 2017. Sales to BPC Engineering (“BPC”), one of our Russian distributors, accounted for 11% of revenue for the three months ended September 30, 2016.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $3.0 million, or 15% of revenue, for the three months ended September 30, 2017 compared to a gross margin of $0.7 million, or 5% of revenue, for the three months ended September 30, 2016. The increase in gross margin of $2.3 million, compared to the three months ended September 30, 2016 was primarily because of a shift in product mix of $2.4 million, lower expenses associated with warranty costs of $0.4 million, offset by an increase in production and service center labor and overhead expense of $0.3 million, higher royalty expense of $0.1 million and an increase in inventory charges of $0.1 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2018 by further reducing manufacturing overhead and fixed and direct material costs and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.4 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 reflects a decrease in warranty accommodations and warranty claims in the current period. Management expects warranty expense in Fiscal 2018 to be lower than in Fiscal 2017 primarily because of a decrease in reliability repair programs.

Production and service center labor and overhead expense increased $0.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily because of approximately $0.2 million lower overhead allocated to finished goods inventory and approximately $0.1 million recorded for severance costs related to cost reduction activities.

Royalty expense increased $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily as a result of higher sales of our C1000 Series systems which pays a higher royalty. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier.

Inventory charges increased $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily as the result of an increase in reserve for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended September 30,
	2017	2016
Gross Margin
Product	$0.9	$(1.1)
As a percentage of product revenue	7%	(14)%

Accessories, parts and service	$2.1	$1.8
As a percentage of accessories, parts and service revenue	28%	27%

Total Gross Margin	$3.0	$0.7
As a percentage of total revenue	15%	5%

Product gross margin increased to 7% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily because of a shift in product mix, warranty accommodations and warranty claims in the current period, offset by an increase in production and service center labor and overhead expense primarily because of lower overhead allocated to finished goods inventory. Accessories, parts and service gross margin increased to 28% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily because of higher accessories shipments of our ORC systems, increase in energy efficiency customers purchasing our FPP service agreements and timing of FPP services performed.

Research and Development (“R&D”) Expenses R&D expenses for the three months ended September 30, 2017 decreased $0.3 million, or 21%, to $1.1 million from $1.4 million in the three months ended September 30, 2016. The overall decrease in R&D expenses of approximately $0.3 million resulted from decreases in supplies expense of approximately $0.2 million and salaries expense of $0.1 million, net of approximately $0.1 million recorded for severance costs related to cost reduction activities. This overall decrease was a result of the reduction of the number of active research projects, because of our initiatives to reduce operating expenses and achieve profitability. Management expects R&D expenses in Fiscal 2018 to be lower than in Fiscal 2017 as a result of the continued cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended September 30, 2017 decreased $0.2 million, or 4%, to $4.8 million from $5.0 million for the three months ended September 30, 2016. The net decrease in SG&A expenses was comprised of decreases of approximately $0.4 million in salaries expense, $0.2 million in facilities expense and $0.1 million in professional services, including accounting and legal expenses. These decreases were offset by lower bad debt recovery of $0.5 million for the three months ended September 30, 2017 compared to same period last year. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2018 to be lower than in Fiscal 2017 primarily as a result of our continued initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense was $0.1 million during each of the three months ended September 30, 2017 and 2016. As of September 30, 2017, we had total debt of $9.6 million outstanding under the credit facility.

Six Months Ended September 30, 2017 and 2016

The following table summarizes our revenue by geographic markets (amounts in millions):

	Six Months Ended September 30,
	2017	2016
	Revenue	Revenue
United States and Canada	$19.6	$11.0
Europe and Russia	7.1	12.4
Latin America	2.9	4.1
Asia and Australia	6.4	6.2
Middle East and Africa	3.0	0.4
Total	$39.0	$34.1

Revenue  Revenue for the six months ended September 30, 2017 increased $4.9 million, or 14%, to $39.0 million from $34.1 million for the six months ended September 30, 2016. The change in revenue for the six months ended September 30, 2017 compared to the six months ended September 30, 2016 included increases in revenue of $8.6 million from the United States and Canadian markets, $2.6 million from the Middle East and African markets and $0.2 million from the Asian and Australian markets. These overall increases in revenue were offset by decreases in revenue of $5.3 million from the European and Russian markets and $1.2 million from the Latin American market. The increase in revenue in the United States and Canadian markets during the six months ended September 30, 2017 compared to the same period the previous year was primarily because the energy efficiency vertical market continues to improve on our C1000 Signature Series in these markets. The increase in revenue in the Middle East and African markets during the six months ended September 30, 2017 compared to the same period in the previous year was primarily the result of our continued investment in key growth initiatives in those markets. Despite the increase in revenue in the Middle East and African markets, our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and the Middle East. The increase in revenue in the Asian and Australian markets was primarily because we shipped more C65 microturbines into these markets during the six months ended September 30, 2017 compared to the same period last year. The decrease in revenue in the European and Russian markets during the six months ended September 30, 2017 was primarily because there were no microturbine product shipments to Russia during the six months ended September 30, 2017 compared to the same period last year. The decrease in revenue in the Latin American market during the six months ended September 30, 2017 compared to the same period the previous year was primarily the result of a strong U.S. dollar and reduced capital and operational spending, particularly in the upstream and midstream sectors of the oil and gas markets.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2017			2016
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$24.8	23.4	120	$20.3	19.9	128

Accessories and Parts	6.7			7.0
Service	7.5			6.8
Total Accessories, Parts and Service	14.2			13.8
Total	$39.0			$34.1

For the six months ended September 30, 2017, revenue from microturbine products increased $4.5 million, or 22%, to $24.8 million from $20.3 million for the six months ended September 30, 2016. Megawatts shipped during the six months ended September 30, 2017 increased 3.5 megawatts, or 18%, to 23.4 megawatts from 19.9 megawatts during the six months ended September 30, 2016. The increase in revenue and megawatts shipped was because of a shift in product mix, as we sold a higher number of our C1000 Series systems during the six months ended September 30, 2017 compared to the same period last year. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Average revenue per megawatt shipped was approximately $1.1 million and $1.0 million during the six months ended September 30, 2017 and 2016, respectively.

For the six months ended September 30, 2017, revenue from our accessories and parts decreased $0.3 million, or 4%, to $6.7 million from $7.0 million for the six months ended September 30, 2016. The decrease in revenue from accessories and parts was primarily because of delivery schedule changes of certain large parts orders, offset by higher accessories shipments of our ORC systems.

Service revenue for the six months ended September 30, 2017 increased $0.7 million, or 10%, to $7.5 million from $6.8 million for the six months ended September 30, 2016. The increase in service revenue was primarily the result of our growing installed base and an increase in our energy efficiency customers purchasing our FPP service agreements.

For the six months ended September 30, 2017, E-Finity, Horizon Power Systems (“Horizon”) and Optimal accounted for 13%, 12% and 10% of revenue, respectively. For the six months ended September 30, 2016, Regatta Solutions, Inc. (“Regatta”), one of our domestic distributors, accounted for 11% of revenue.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $5.2 million, or 13% of revenue, for the six months ended September 30, 2017 compared to a gross margin of $3.7 million, or 11% of revenue, for the six months ended September 30, 2016. The increase in gross margin of $1.5 million, compared to the six months ended September 30, 2016 was primarily because of a shift in product mix of $1.6 million and lower production and service center labor and overhead expense of $0.2 million, offset by incremental warranty expense of $0.2 million and higher royalty expense of $0.1 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2018 by further reducing manufacturing overhead and fixed and direct material costs, and improving product performance as we work to achieve profitability.

The increase in warranty expense of $0.2 million during the six months ended September 30, 2017 compared to the six months ended September 30, 2016 reflects warranty accommodations and warranty claims in the current period and the result of a benefit recognized in the same period last year related to the decrease in the number of units covered under warranty. Management expects warranty expense in Fiscal 2018 to be lower than in Fiscal 2017 primarily because of a decrease in reliability repair programs.

Production and service center labor and overhead expense decreased $0.2 million during the six months ended September 30, 2017 compared to the six months ended September 30, 2016 primarily because of decreases of $0.3 million in salaries expense, $0.2 million in loss in fixed asset disposal expense and $0.1 million in supplies expense, offset by an increases of $0.2 million in freight expense and $0.2 million in lower overhead allocated to finished goods inventory. These decreases were primarily the result of our cost reduction program to lower labor and overhead expenses throughout the organization.

Royalty expense increased $0.1 million during the six months ended September 30, 2017 compared to the six months ended September 30, 2016 primarily as a result of higher sales of our C1000 Series systems which pay a higher royalty. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier.

The following table summarizes our gross margin (in millions except percentages):

	Six Months Ended September 30,
	2017	2016
Gross Margin
Product	$0.9	$(0.3)
As a percentage of product revenue	4%	(2)%

Accessories, parts and service	$4.3	$4.0
As a percentage of accessories, parts and service revenue	30%	29%

Total Gross Margin	$5.2	$3.7
As a percentage of total revenue	13%	11%

Product gross margin increased to 4% during the six months ended September 30, 2017 compared to the six months ended September 30, 2016 primarily because of a shift in product mix, warranty accommodations and warranty claims in the current period. Accessories, parts and service gross margin increased to 30% during the six months ended September 30, 2017 compared to the six months ended September 30, 2016 primarily because of higher accessories shipments of our ORC systems, increase in energy efficiency customers purchasing our FPP service agreements and timing of FPP services performed.

R&D Expenses R&D expenses for the six months ended September 30, 2017 decreased $0.7 million, or 23%, to $2.3 million from $3.0 million in the six months ended September 30, 2016. The overall decrease in R&D expenses of approximately $0.7 million resulted from decreases in salaries expense of $0.5 million and supplies expense of approximately $0.2 million, which was a result of the reduction of the number of active research projects, because of our initiatives to reduce operating expenses and achieve profitability. Management expects R&D expenses in Fiscal 2018 to be lower than in Fiscal 2017 as a result of the continued cost reduction initiatives.

SG&A Expenses  SG&A expenses for the six months ended September 30, 2017 decreased $1.0 million, or 9%, to $9.8 million from $10.8 million for the six months ended September 30, 2016. The net decrease in SG&A expenses was comprised of decreases of approximately $0.8 million in salaries expense, $0.8 million in professional services, including accounting and legal expenses, $0.4 million in facilities expense, $0.3 million in marketing expense and $0.1 million in consulting expense. These decreases were offset by lower bad debt recovery of $1.4 million for the six months ended September 30, 2017 compared to same period last year. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2018 to be lower than in Fiscal 2017 primarily as a result of our continued initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense was $0.3 million during each of the six months ended September 30, 2017 and 2016. As of September 30, 2017, we had total debt of $9.6 million outstanding under the credit facility.

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

Our cash, cash equivalents and restricted cash balances decreased $4.5 million during the six months ended September 30, 2017, compared to a decrease of $0.6 million during the six months ended September 30, 2016. Cash, cash equivalents and restricted cash decreased during the six months ended September 30, 2017 primarily because of cash generated from financing activities during the six months ended September 30, 2016 primarily because of proceeds from the April 2016 underwritten public offering as described below.

Operating Activities  During the six months ended September 30, 2017, we used $5.9 million in cash in our operating activities, which consisted of a net loss for the period of $7.8 million and cash used for working capital of $1.4 million, offset by non-cash adjustments (primarily change in warrant valuation, warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $3.3 million. During the six months ended September 30, 2016, we used $10.0 million in cash in our operating activities, which consisted of a net loss for the period of $10.4 million and cash used for working capital of $1.0 million, offset by non-cash adjustments of $1.4 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Six Months Ended September 30,
	2017	2016
Net loss	$(7,760)	$(10,382)
Non-cash operating activities(1)	3,269	1,399
Changes in operating assets and liabilities:
Accounts receivable	3,778	2,221
Inventories	(2,360)	(1,442)
Accounts payable and accrued expenses	(790)	(1,156)
Other changes in operating assets and liabilities	(1,989)	(667)
Net cash used in operating activities	$(5,852)	$(10,027)

(1)

Represents change in warrant valuation, warranty provision, depreciation and amortization, fair value of warrants, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the six months ended September 30, 2017 compared to the same period the previous year was primarily because of accounts receivable allowances offset by change in warrant valuation. The change in accounts receivable was the result of higher collection of accounts receivable during the six months ended September 30, 2017 compared to the six months ended September 30, 2016. The change in inventory was primarily the result of a decrease in finished goods, offset by an increase in raw materials during the six months ended September 30, 2017 compared to the same period the previous year. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the six months ended September 30, 2017 compared to the same period the previous year. The change in other operating assets and liabilities was primarily because of warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines and deposits for product orders during the six months ended September 30, 2017 compared to the six months ended September 30, 2016.

Investing Activities  Net cash used in investing activities of $0.5 million and $0.1 million during the six months ended September 30, 2017 and 2016, respectively, relates primarily to the acquisition of fixed assets.

Financing Activities During the six months ended September 30, 2017, we generated approximately $1.8 million in financing activities compared to cash generated during the six months ended September 30, 2016 of approximately $9.5 million. The funds generated from financing activities during the six months ended September 30, 2017 were primarily the result of proceeds from the at-the-market offering program described below, offset by net repayments under the credit facility and the repayment of notes payable and capital lease obligations. The funds generated from financing activities during the six months ended September 30, 2016 were primarily the result of proceeds from the April 2016 underwritten public offering described below, offset by net repayments under the credit facility and the repayments of notes payable and capital lease obligations.

On October 18, 2016, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to sell 3,600,000 shares of common stock, pre-funded Series B warrants to purchase up to 2,700,000 shares of common stock (“the October 2016 Offering”), and Series A warrants to purchase up to 6,300,000 shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, we engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which is payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants were approved by our stockholders at the 2017 annual meeting of stockholders held on August 31, 2017 and exercise price of the warrants was adjusted to $0.65 per share. The value of this down round feature was measured using the Binomial valuation model and resulted in a loss of approximately $0.7 million during the three and six months ended September 30, 2017, respectively. The net proceeds to us from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016.

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

Effective August 28, 2015, we entered into a sales agreement with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended September 30, 2017, we issued 2.4 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $1.4 million after deducting commissions paid of approximately $45,000. During the six months ended September 30, 2017, we issued 5.8 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of September 30, 2017, 13.1 million shares of our common stock were sold pursuant to the at-the-market offering program and the net proceeds to us from the sale of the common stock were approximately $16.8 million after deducting commissions paid of approximately $0.5 million. As of September 30, 2017, $12.2 million remained available for issuance with respect to the at-the-market offering program. These available proceeds are subject to Instruction I.B.6(a) to Form S-3 often referred to as the “Baby Shelf Rules.”

There were no stock options exercised during the six months ended September 30, 2017 and 2016, respectively. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases resulted in approximately $22,000 and $16,000 of net cash used during the six months ended September 30, 2017 and 2016, respectively.

Former Credit Facility  We maintained two Credit Agreements, with Wells Fargo, which provided us with a line of credit of up to $20.0 million in the aggregate. As of March 31, 2017, $11.5 million in borrowings were outstanding under the former credit facility. Upon closing with Bridge Bank, our existing credit facilities with Wells Fargo were paid off in full.

New Credit Facility  On June 2, 2017, we entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program.  Under the terms of the Bridge Bank Credit Agreements, we may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of our eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019. As of September 30, 2017, $9.6 million in borrowings were outstanding under the new credit facility.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires us not to exceed specified levels of losses relative to our financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on our business. An event of default for this or any other reason, if not waived, could have a material adverse effect on us. As of September 30, 2017 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2018.

Working Capital Cash used for working capital was $1.4 million during the six months ended September 30, 2017, an increase of $0.4 million from the $1.0 million cash used for working capital during the six months ended September 30, 2016. We attribute the increase in our working capital requirements primarily because of higher warranty payments, offset by higher collection of accounts receivable and a decrease in finished goods. Additionally, we didn’t fully achieve our planned number of product shipments during the six months ended September 30, 2017, resulting in lower than expected revenue.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the six months ended September 30, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our second quarter of Fiscal 2018 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing geopolitical tensions in Russia, North Africa and Middle East. Cash provided by working capital during the six months ended September 30, 2017 were higher than planned, primarily because of cash provided by accounts receivable. However, we did not fully achieve our planned number of product shipments during the six months ended September 30, 2017, resulting in lower than expected revenue. We incurred a net loss of $7.8 million and used cash in operating activities of $5.9 million for the second quarter of Fiscal 2018. In addition, at September 30, 2017, we had cash, cash equivalents and restricted cash of $15.2 million, and outstanding borrowings under our credit facility of $9.6 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under our credit facility with Bridge Bank, net proceeds from exercise of Series A warrants and the funds expected to be received from the new oil and gas sector distributor in Russia, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of its second quarter of Fiscal 2018 financial statements. See Note 17— Subsequent Events, for discussion with respect to the exercise of Series A warrants and new Russian distributor.

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

Our accounts receivable balance, net of allowances, was $13.2 million and $17.0 million as of September 30, 2017 and March 31, 2017, respectively. Days sales outstanding in accounts receivable, (“DSO”), decreased by 17 days to 61 days as of September 30, 2017 compared to 78 days as of September 30, 2016. The change in DSO was largely the result of higher collection of accounts receivable during the second quarter of Fiscal 2018 compared to the second quarter of Fiscal 2017. We recorded net bad debt recoveries of approximately $22,000 and $1.4 million for the six months ended September 30, 2017 and 2016, respectively. During Fiscal 2015, we recorded approximately $7.1 million and $2.6 million with respect to the accounts receivable allowances for BPC and EMI, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial position and results of operations.

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

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”(“ASU 2017-13”) The amendments in ASU 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02.

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

The putative class in the Kinney Complaint is comprised of all purchasers of our securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleges that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. We have not recorded any liability as of September 30, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order. Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for January 2, 2018.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for December 1, 2017.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2017 except for the revision of the risk factor set forth below:

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

During the second quarter of fiscal year ended March 31, 2018, we granted Turbine International, LLC and its affiliate, MTE Service, the sole distribution rights for Capstone products and services in the Russian oil and gas sector in exchange for approximately $6.3 million in cash. As a result, the remaining backlog related to BPC Engineering, one of our Russian distributors, may be negatively impacted. Backlog related to BPC Engineering comprises up to approximately 44% of our total backlog.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Fourth Amended and Restated Bylaws of Capstone Turbine Corporation (d)
4.1	Form of Warrant Exercise Agreement, dated October 26, 2017 (e)
10.1	Capstone Turbine Corporation 2017 Equity Incentive Plan (f)
10.2	Capstone Turbine Corporation Amended and Restated Employee Stock Purchase Plan (g)
10.3	Accounts Receivable Assignment Agreement between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017 (h)
10.4	Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017 (h)
10.5	Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017 (h)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 1, 2017 (File No. 001-15957)

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K on filed on October 27, 2017 (File No. 001-15957)

(f)Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957)

(g)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957)

(h) Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 19, 2017 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: November 2, 2017