Form 10-Q
period 2017-12-31
CAPSTONE TURBINE Corp
filed 2018-02-05
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-15957

Capstone Turbine Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4180883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16640 Stagg Street Van Nuys, California (Address of principal executive offices)	91406 (Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2018 was 54,080,962.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2017	2017
Assets
Current Assets:
Cash and cash equivalents	$11,522	$14,191
Restricted cash	5,000	5,514
Accounts receivable, net of allowances of $6,154 at December 31, 2017 and $6,845 at March 31, 2017	16,078	17,003
Inventories	14,223	14,538
Prepaid expenses and other current assets	3,063	3,073
Total current assets	49,886	54,319
Property, plant and equipment, net	2,986	2,115
Non-current portion of inventories	1,040	961
Intangible assets, net	467	651
Other assets	290	225
Total assets	$54,669	$58,271
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$12,762	$14,719
Accrued salaries and wages	1,260	1,819
Accrued warranty reserve	1,760	3,766
Deferred revenue	5,232	5,050
Revolving credit facility	10,966	11,533
Current portion of notes payable and capital lease obligations	318	302
Total current liabilities	32,298	37,189
Long-term portion of notes payable and capital lease obligations	17	26
Other long-term liabilities	118	158
Total liabilities	32,433	37,373
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 50,334,343 shares issued and 50,188,428 shares outstanding at December 31, 2017; 38,920,174 shares issued and 38,803,630 shares outstanding at March 31, 2017	50	39
Additional paid-in capital	884,126	874,697
Accumulated deficit	(860,282)	(852,199)
Treasury stock, at cost; 145,915 shares at December 31, 2017 and 116,544 shares at March 31, 2017	(1,658)	(1,639)
Total stockholders’ equity	22,236	20,898
Total liabilities and stockholders' equity	$54,669	$58,271

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue:
Product, accessories and parts	$18,876	$16,540	$50,373	$43,841
Service	3,885	3,645	11,403	10,408
Total revenue	22,761	20,185	61,776	54,249
Cost of goods sold:
Product, accessories and parts	15,471	21,828	43,059	46,806
Service	2,333	2,356	8,505	7,772
Total cost of goods sold	17,804	24,184	51,564	54,578
Gross margin	4,957	(3,999)	10,212	(329)
Operating expenses:
Research and development	957	1,282	3,244	4,254
Selling, general and administrative	4,057	4,848	13,815	15,631
Total operating expenses	5,014	6,130	17,059	19,885
Loss from operations	(57)	(10,129)	(6,847)	(20,214)
Other expense	(12)	(436)	(8)	(480)
Interest income	—	8	9	21
Interest expense	(170)	(129)	(489)	(392)
Change in warrant valuation	(84)	—	(741)	—
Loss before income taxes	(323)	(10,686)	(8,076)	(21,065)
Provision for income taxes	—	—	7	3
Net loss	$(323)	$(10,686)	$(8,083)	$(21,068)

Net loss per common share—basic and diluted	$(0.01)	$(0.31)	$(0.18)	$(0.68)
Weighted average shares used to calculate basic and diluted net loss per common share	46,760	34,761	45,465	30,823

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(8,083)	$(21,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	854	1,186
Amortization of deferred financing costs	168	129
Reduction in accounts receivable allowances	(771)	(1,384)
Inventory provision	1,027	824
Provision for warranty expenses	610	6,462
Loss on disposal of equipment	25	170
Stock-based compensation	409	653
Change in warrant valuation	741	—
Warrant issuance expenses	—	421
Changes in operating assets and liabilities:
Accounts receivable	1,697	1,747
Inventories	(791)	763
Prepaid expenses and other current assets	(252)	(334)
Accounts payable and accrued expenses	(1,769)	(1,134)
Accrued salaries and wages and long term liabilities	(598)	(464)
Accrued warranty reserve	(2,616)	(3,790)
Deferred revenue	181	212
Net cash used in operating activities	(9,168)	(15,607)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(1,421)	(431)
Net cash used in investing activities	(1,421)	(431)
Cash Flows from Financing Activities:
Net repayments of revolving credit facility	(567)	(795)
Repayment of notes payable and capital lease obligations	(298)	(373)
Cash used in employee stock-based transactions	(22)	(16)
Net proceeds from issuance of common stock and warrants	8,293	19,886
Net cash provided by financing activities	7,406	18,702
Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	(3,183)	2,664
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	19,705	16,706
Cash, Cash Equivalents and Restricted Cash, End of Period	$16,522	$19,370
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$317	$259
Income taxes	$7	$3
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$162	$43
Renewal of insurance contracts which was financed by notes payable	$422	$503

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2017 was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal Year 2017. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the third quarter of Fiscal 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its third quarter of Fiscal 2018 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing geopolitical tensions in Russia, North Africa and the Middle East. During the third quarter of Fiscal 2018, the Company’s working capital requirements were in-line with management’s expectations, which included the reduction in inventory as a result of a decrease in finished goods and the continued management of the timing of payments of accounts payable. The Company incurred a net loss of $0.3 million and used cash in operating activities of $3.3 million for the third quarter of Fiscal 2018. The Company incurred a net loss of $8.1 million and used cash in operating activities of $9.2 million for nine months ended December 31, 2017. The Company also had capital expenditures related to the consolidation of its facilities in the third quarter of Fiscal 2018 which contributed to the cash used in investing activities. As of December 31, 2017, the Company had cash, cash equivalents and restricted cash of $16.5 million, and outstanding borrowings under its credit facility of $11.0 million.

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

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and the ability to borrow under its credit facility with Bridge Bank, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of its third quarter of Fiscal 2018 financial statements.

Change in Accounting Treatment During the three months ended June 30, 2017, the Company changed its method of accounting for warrants through the early adoption of Accounting Standards Update No. 2017-11. For purposes of presentation, the Company on a full retrospective basis, adjusted the warrant liability on its consolidated balance sheets, the change in fair value of warrant liability on its consolidated statement of operations and the change in fair value of warrant liability on its consolidated statements of cash flows to reflect this change in accounting for warrants in this report on Form 10-Q. See Note 3—Recently Issued Accounting Standards and Note 10—Fair Value Measurements for discussion with respect to this change in method of accounting for warrants.

Basis for Consolidation The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004 and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

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

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of ASU 2014-09 and ASU 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). ASU 2016-11 rescinds certain Securities and Exchange Commission (“SEC”) staff comments previously made in regard to these ASU’s.

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

The Company is evaluating its existing revenue recognition policies and the impact of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, if any, on its financial position and results of operations. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for ASU 2014-09. The Company will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019) and interim periods within those annual periods. ASU 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. The Company has not yet determined which adoption method will be implemented at this time.

The Company is continuing to analyze the impact of the new standard on the Company’s revenue contracts, comparing our current accounting policies and practices to the requirements of the new standard. The new standard requires additional detailed disclosures regarding the company’s contracts with customers, including disclosure of remaining unsatisfied performance obligations, in the first quarter Fiscal 2019. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard in Fiscal 2019. While the Company has not yet identified any material changes in the timing of revenue recognition for our various revenues streams, our evaluation is ongoing and not complete.

4.  Customer Concentrations and Accounts Receivable

Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine (“CAL”), two of the Company’s domestic distributors, accounted for 29% and 14%, respectively, of revenue for the three months ended December 31, 2017. Sales to BPC Engineering (“BPC”), one of the Company’s former Russian distributors, and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, each accounted for 16% of revenue for the three months ended December 31, 2016. For the nine months ended December 31, 2017, E-Finity and Horizon accounted for 19% and 10% of revenue, respectively. For the nine months ended December 31, 2016, BPC and Horizon, accounted for 12% and 10% of revenue, respectively.

Additionally, E-Finity, and CAL accounted for 42% and 15%, respectively, of net accounts receivable as of December 31, 2017. E-Finity, Dtc Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors and RSP accounted for 29%, 12% and 10%, respectively, of net accounts receivable as of March 31, 2017.

The Company recorded a net bad debt recovery of approximately $0.7 million and $0.8 million during the three and nine months ended December 31, 2017, respectively. As of December 31, 2017, the Company collected approximately $1.8 million from BPC on their accounts receivable allowance of approximately $8.1 million. The Company recorded net bad debt expense of approximately $12,000 for the three months ended December 31, 2016. During the nine months ended December 31, 2016, the Company recorded approximately $1.4 million in net bad debt recovery, which was previously reserved during Fiscal 2015, for cash received primarily from BPC and Electro Mecanique Industries, one of the Company’s distributors in the Middle East and Africa.

On October 18, 2017, the Company announced that it had granted Turbine International, LLC (“TI”) and its affiliate, MTE Service, the sole distribution rights for Capstone products and services in the Russian oil and gas sector in exchange for approximately $6.3 million in cash. In connection with the appointment of TI as the Company’s distributor in the Russian oil and gas sector, on October 13, 2017, the Company and TI entered into an Accounts Receivable Assignment Agreement (the “Accounts Receivable Agreement”) and Promissory Note (the “Promissory Note”). Pursuant to the terms of the Accounts Receivable Agreement, the Company assigned to TI its right, title and interest to receivables owed to the Company from BPC. As consideration for the assignment of the BPC receivable, TI agreed to pay the Company $2.5 million in three payments by February 1, 2018. Under the terms of the Promissory Note, TI agreed to pay the Company $3.8 million to be paid over a three-year period in 35 equal monthly installments starting in August 2018. On October 13, 2017, the Company and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Accounts Receivable Agreement and Promissory Note. MTE Service is a wholly owned subsidiary of Hispania Petroleum S.A. The Company received payments of approximately $0.6 million and $0.7 million under the Accounts Receivable Agreement during the three and nine months ended December 31, 2017, respectively and these payments have been recorded as recovery of bad debts and included under the caption “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. As of date of issuance of the Company’s third quarter of Fiscal 2018 interim condensed consolidated financial statements the February 1, 2018 payment of $1.8 million has not yet been received. The Company is currently in discussions with TI regarding the timing of this payment.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of December 31, 2017 and March 31, 2017 (in thousands):

	December 31,	March 31,
	2017	2017
Raw materials	$14,941	$15,035
Work in process	133	—
Finished goods	189	464
Total	15,263	15,499
Less non-current portion	(1,040)	(961)
Current portion	$14,223	$14,538

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2017 is 1.3 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2017 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$391
25 to 36 months	649
Total	$1,040

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31, 2017 and March 31, 2017 (in thousands):

	December 31,	March 31,
	2017	2017
Machinery, rental equipment, equipment, automobiles and furniture	$15,891	$17,657
Leasehold improvements	10,836	9,870
Molds and tooling	2,929	2,866
	29,656	30,393
Less, accumulated depreciation	(26,670)	(28,278)
Total property, plant and equipment, net	$2,986	$2,115

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property and equipment was $0.2 million and $0.6 million for the three and nine months ended December 31, 2017, respectively. The Company recorded depreciation expense of $0.3 million and $1.0 million for the three and nine months ended December 31, 2016, respectively.

7.  Intangible Assets

Intangible assets consisted of the following as of December 31, 2017 and March 31, 2017 (in thousands):

	December 31, 2017
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,773	467
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,239	$467

	March 31, 2017
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,684	$16
Technology	10 years	2,240	1,605	635
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,055	$651

Amortization expense for the intangible assets was $0.1 million and $0.2 million for each of the three and nine months ended December 31, 2017 and 2016, respectively.

Expected future amortization expense of intangible assets as of December 31, 2017 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2018 (remainder of fiscal year)	56
2019	224
2020	187
Thereafter	—
Total expected future amortization	$467

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $9,200 and $7,400 were earned by Solar for the three months ended December 31, 2017 and 2016, respectively. Royalties of approximately $22,900 and $22,100 were earned by Solar for the nine months ended December 31, 2017 and 2016, respectively. Earned royalties of approximately $9,200 and $10,000 were unpaid as of December 31, 2017 and March 31, 2017, respectively, and are included in accounts payable and accrued expenses in the accompanying balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by statement of operations line item, stock-based compensation expense for the Company’s three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of goods sold	$—	$16	$38	$45
Research and development	4	6	16	22
Selling, general and administrative	98	152	355	586
Stock-based compensation expense	$102	$174	$409	$653

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Turbine Corporation 2017 Equity Incentive Plan (the “2017 Plan”) which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provides for awards of up to 3,000,000 shares of common stock. The 2017 Plan is administered by the Compensation Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions.

Stock Options

The Company issued stock options under the 2000 Plan and issues stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. During the year ended March 31, 2017, the Company established an accounting policy election to assume zero forfeiture for stock options and account for forfeitures when they occur through the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s nine months ended December 31, 2017 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2017	314,537	$15.48
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(97,590)	$3.68
Options outstanding at December 31, 2017	216,947	$20.79	3.0	—
Options fully vested at December 31, 2017 and those expected to vest beyond December 31, 2017	216,947	$20.79	3.0	—
Options exercisable at December 31, 2017	216,947	$20.79	3.0	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either the three or nine months ended December 31, 2017. The Company calculated the estimated fair value of each stock option granted during the three and nine months ended December 31, 2016 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

Three and Nine Months Ended
December 31, 2016
Risk-free interest rates	1.3%
Expected lives (in years)	5.7
Dividend yield	—%
Expected volatility	133.9%
Weighted average grant date fair value of options granted during the period	$1.52

The Company’s computation of expected volatility for the three and nine months ended December 31, 2016 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. There was no expense associated with stock options during the three months ended December 31, 2017. The Company recorded expense of approximately $8,000 associated with its stock options during the three months ended December 31, 2016. The Company recorded expense of approximately $17,000 and $11,000 associated with its stock options during the nine months ended December 31, 2017 and 2016, respectively.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issues restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. During Fiscal 2017, the Company established an accounting policy election to assume zero forfeiture for restricted stock units and account for forfeitures when they occur through the adoption of ASU 2016-09. The restricted stock units vest in equal installments over a period of four years. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock unit and performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2017	316,709	$2.85
Granted	909,848	0.76
Vested and issued	(239,372)	2.63
Forfeited	(46,168)	1.79
Nonvested restricted stock units outstanding at December 31, 2017	941,017	0.94
Restricted stock units expected to vest beyond December 31, 2017	940,994	$0.93

The following table provides additional information on restricted stock units for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Restricted stock compensation expense (in thousands)	$102	$165	$389	$540
Aggregate fair value of restricted stock units vested and issued (in thousands)	$19	$25	$156	$132
Weighted average grant date fair value of restricted stock units granted during the period	$0.89	$0.91	$0.76	$1.64

As of December 31, 2017, there was approximately $0.7 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.3 years.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan and issues restricted stock awards under the 2017 Plan to employees and non-employee directors. During the three and nine months ended December 31, 2017 and 2016 the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock award activity for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Restricted stock awards compensation expense (in thousands)	$—	$1	$3	$102
Restricted stock awards granted	—	1,389	3,969	63,500
Weighted average grant date fair value of restricted stock awards granted during the period	$—	$0.90	$0.63	$1.56

For each term of the Board (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive a stock award in lieu of all or any portion of their annual retainer or committee fee cash payment. The shares of stock were valued based on the closing price of the Company’s common stock on the date of grant.

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the current amendment, 70,000 shares of the Company’s common stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s common stock available increased by 500,000 shares which reserved for issuance a total of 570,000 shares of common stock. Under the ESPP, shares of the Company’s common stock are issued upon exercise of the purchase rights. The ESPP will continue by its terms through June 30, 2020, unless terminated sooner.

Stockholder Rights Plan

On May 6, 2016, the Company entered into Amendment No. 5 (the “Amendment”) to the Rights Agreement, by and between the Company and Mellon Investor Services LLC, as Rights Agent, dated as of July 7, 2005, as amended by Amendment No. 1, dated as of July 3, 2008, Amendment No. 2, dated as of June 9, 2011, Amendment No. 3, dated as of July 1, 2014, pursuant to which Computershare Inc. became rights agent as successor-in-interest to Mellon Investor Services LLC, and Amendment No. 4, dated as of August 5, 2014, (the “Original Rights Agreement”).

The Amendment accelerated the expiration of the Company’s preferred share purchase rights (the “Original Rights”) from 5:00 p.m., Pacific Standard Time, on the 30th day after the 2017 Annual Meeting to 5:00 p.m., Pacific Standard Time, on May 6, 2016, and had the effect of terminating the Original Rights Agreement on that date. At the time of the termination of the Original Rights Agreement, all of the Original Rights distributed to holders of the Company’s common stock pursuant to the Original Rights Agreement expired.

On May 6, 2016, the Company entered into a rights agreement (the “NOL Rights Agreement”) with Computershare Inc., as rights agent. In connection with the NOL Rights Agreement, the Company’s Board authorized and declared a dividend distribution of one preferred stock purchase right (a “New Right”) for each share of the Company’s common stock authorized and outstanding. Each New Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $8.76 per unit, subject to adjustment. The description and terms of the New Rights are set forth in the NOL Rights Agreement.

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

The New Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) May 6, 2019 or such later day as may be established by the Board prior to the expiration of the New Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the New Rights are redeemed pursuant to the NOL Rights Agreement; (iii) the time at which the New Rights are exchanged pursuant to the NOL Rights Agreement; (iv) the time at which the New Rights are terminated upon the occurrence of certain transactions; (v) the close of business on the first day after the 2017 Annual Meeting of stockholders, if approval by the stockholders of the Company of the NOL Rights Agreement has not been obtained on or prior to the close of business on the first day after the 2017 Annual Meeting of stockholders; (vi) the close of business on the effective date of the repeal of Section 382 of the Internal Revenue Code of 1986, if the Board of Directors determines that the NOL Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits are available to be carried forward.

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

At the 2017 Annual Meeting, the stockholders approved the NOL Rights Agreement.

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

On October 18, 2016, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell 3.6 million shares of common stock, pre-funded Series B warrants to purchase up to 2.7 million shares of common stock, and Series A warrants to purchase up to 6.3 million shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, the Company engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which is payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants were approved by the Company’s stockholders at the 2017 annual meeting of stockholders held on August 31, 2017 and exercise price of the warrants was adjusted to $0.60 per share. The value of this down round feature was measured using the Binomial valuation model and resulted in a loss of approximately $0.1 million and $0.7 million during the three and nine months ended December 31, 2017, respectively. The net proceeds to the Company from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016.

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

As of December 31, 2017, there were 8,478,750 Series A warrants outstanding. During Fiscal 2017, all Series B warrants were exercised and there are no Series B warrants outstanding.

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended December 31, 2017, the Company issued 3.4 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $2.6 million after deducting commissions paid of approximately $0.1 million. During the nine months ended December 31, 2017, the Company issued 9.2 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $6.5 million after deducting commissions paid of approximately $0.2 million. As of December 31, 2017, 16.5 million shares of the Company’s common stock were sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $19.3 million after deducting commissions paid of approximately $0.6 million. As of December 31, 2017, approximately $9.6 million remained available for issuance with respect to the at-the-market offering program. These available proceeds are subject to Instruction I.B.6(a) to Form S-3 often referred to as the “Baby Shelf Rules.”

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and are categorized using the fair value hierarchy (in thousands):

Fair Value Measurements at December 31, 2017

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

	As of		As of
	December 31, 2017		March 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$10,966	$10,966	$11,533	$11,533

Adoption of ASU 2017-11

The Company changed its method of accounting for warrants through the early adoption of ASU 2017-11 during the three months ended June 30, 2017 on a full retrospective basis. Accordingly, the Company reclassified the warrant liability to additional paid in capital on its March 31, 2017 consolidated balance sheets, which increased additional paid-in capital by $2.9 million and decreased warrant liability by $2.9 million. In addition, because of the retrospective adoption, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $1.8 million, $0.5 million and $1.3 million for the three months ended December 31, 2016, three months ended March 31, 2017 and year ended March 31, 2017, respectively. The change in unrealized gain/loss on warrant liability was offset by a $1.3 million credit to accumulated deficit on the consolidated balance sheets. Adoption of ASU 2017-11 had no impact on the Company’s consolidated statement of cash flows in the current or previous interim and annual reporting periods. The following table provides a reconciliation of warrant liability, additional paid-in capital, accumulated deficit and change in fair value of warrant liability on the consolidated balance sheets for the year ended March 31, 2017 (in thousands):

	Consolidated Balance Sheets
	Warrant Liability	Additional Paid-in Capital	Accumulated deficit
Balance, March 31, 2017 (Prior to adoption of ASU 2017-11)	$2,917	$870,457	$(850,876)
Reclassified warrant liability	$(4,240)	$4,240	$—
Reclassified unrealized gain on warrant liability	$1,323	$—	$(1,323)
Balance, March 31, 2017 (After adoption of ASU 2017-11)	$—	$874,697	$(852,199)

11.  Revolving Credit Facility

Former Credit Facility  The Company maintained two Credit and Security Agreements, as amended, with Wells Fargo, which provided the Company with a line of credit of up to $20.0 million in the aggregate. As of December 31, 2016 and March 31, 2017, $8.7 million and $11.5 million in borrowings were outstanding, respectively, under the former credit facility. Interest expense related to the former credit facility during the nine months ended December 31, 2017 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the former credit facility during the three months ended December 31, 2016 was $0.1 million, which includes $43,800 in amortization of deferred financing costs. Interest expense related to the former credit facility during the nine months ended December 31, 2016 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs. The Company’s borrowing rate was 4.9% at March 31, 2017. Upon closing the Bridge Bank Credit Agreements with Bridge Bank the Company’s existing credit facilities with Wells Fargo were paid off in full.

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

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $5.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.5 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles. The Company has incurred $0.2 million in origination fees. These fees have been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and amortized to interest expense through June 2019. As of December 31, 2017, $11.0 million in borrowings were outstanding and $1.0 million borrowings available under the new credit facility. Interest expense related to the new credit facility during the three months ended December 31, 2017 was $0.2 million, which includes $34,300 in amortization of deferred financing costs. Interest expense related to the new credit facility during the nine months ended December 31, 2017 was $0.3 million, which includes $0.1 million in amortization of deferred financing costs. The Company’s borrowing rate was 6.0% at December 31, 2017.

The Bridge Bank Credit Agreements include affirmative covenants as well as negative covenants that prohibit a variety of actions without Bridge Bank’s consent, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity or (d) sell, assign, transfer or otherwise dispose of the Company’s assets.

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of December 31, 2017 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2018.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and geography of sale.  The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. During the three months ended December 31, 2016, the Company recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The remaining non-cash warranty provision of approximately $0.6 million for this reliability repair program was reversed during the three months ended December 31, 2017 because the program was completed. Changes in accrued warranty reserve during the nine months ended December 31, 2017 are as follows (in thousands):

Balance, beginning of the period	$3,766
Standard warranty provision	1,370
Accrual related to reliability repair programs	(760)
Deductions for warranty claims	(2,616)
Balance, end of the period	$1,760

13.  Deferred Revenue

As of December 31, 2017 the balance of deferred revenue was approximately $5.2 million compared to $5.0 million as of March 31, 2017. This overall increase in the balance of deferred revenue of $0.2 million during the nine months ended December 31 2017 was comprised of an increase in deferred revenue attributable to deposits of $0.3 million, offset by a decrease in deferred revenue attributable to Comprehensive Factory Protection Plan (“FPP”) contracts of $0.1 million. Changes in deferred revenue during the nine months ended December 31, 2017 are as follows (in thousands):

FPP Balance, beginning of the period	$3,414
FPP Billings	10,985
FPP Revenue recognized	(11,055)
Balance attributed to FPP contracts	3,344
Deposits	1,888
Deferred revenue balance, end of the period	$5,232

Deferred revenue attributed to FPP contracts represents the unearned portion of the billed agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for orders to be delivered in the future.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation, dated as of September 4, 2007 (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. Carrier earned $0.3 million and $0.2 million in royalties for C200 and C1000 Series system sales during the three months ended December 31, 2017 and 2016, respectively. Carrier earned $0.7 million and $0.6 million in royalties for C200 and C1000 system sales during the nine months ended December 31, 2017 and 2016, respectively. Earned royalties of approximately $0.3 million were unpaid as of December 31, 2017 and March 31, 2017, respectively, and are included in accrued expenses in the accompanying balance sheets.

Impacts of Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation.  The Company is currently evaluating the impact of the Tax Cuts and Job Act on its condensed consolidated financial statements and related disclosures for Fiscal 2018 and cannot be determined with certainty at this time because of a blended rate. Any impact against the Company’s gross deferred tax asset will be offset by a 100% valuation allowance, therefore the Company expects no material impact on its condensed consolidated financial statements. The Company will continue to review the components of the Tax Cuts and Job Act and its related regulations and evaluate their impact to its condensed consolidated financial statements and related disclosures for Fiscal 2018.

15.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2017, the Company had firm commitments to purchase inventories of approximately $27.2 million through Fiscal 2019. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through Fiscal 2020. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.1 million and $0.2 million as of December 31, 2017 and March 31, 2017, respectively. Rent expense was approximately $0.5 million and $0.6 million during the three months ended December 31, 2017 and 2016, respectively. Rent expense was approximately $1.6 million and $1.7 million during the nine months ended December 31, 2017 and 2016, respectively.

On June 7, 2017 the Company and Prologis, L.P entered into a Fourth Amendment to Lease (the “Van Nuys Fourth Amendment”) to amend the Lease by extending the term of the Lease for a period of sixty-two (62) months commencing on December 31, 2017 through February 28, 2023. The Van Nuys Fourth Amendment also adjusts the monthly base rent payable by the Company under the Lease Agreement to the following: $0 per month from January 1, 2018 through February 28, 2018; $66,846 per month from March 1, 2018 through December 31, 2018; $68,852 per month from January 1, 2019 through December 31, 2019; $70,917 per month from January 1, 2020 through December 31, 2020; $73,045 per month from January 1, 2021 through December 31, 2021; $75,236 per month from January 1, 2022 through December 31, 2022; and $77,493 per month from January 1, 2023 through February 28, 2023. The Van Nuys Fourth Amendment also provides the Company with an option to extend the Lease by an additional five-year term following the expiration of the term of the Lease as amended by the Van Nuys Fourth Amendment and provides that Prologis, L.P. will contribute a tenant improvement allowance toward the Company’s approved alterations to the premises.

Other Commitments

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2017, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. The Company has not recorded any liability as of December 31, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order. Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for March 7, 2018.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’

alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for February 7, 2018.

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

Shareholder Demand

Following the dismissal without prejudice of his purported shareholder derivative action discussed above, former plaintiff in Andre Rosowsky v. Jamison, et al. sent us a letter dated July 7, 2017 (the “Shareholder Demand”) demanding that the Board take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. The Company acknowledged the Shareholder Demand on July 25, 2017. The Board has formed a committee to evaluate the Shareholder Demand.

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended December 31, 2017 which would make these instruments anti-dilutive. As of December 31, 2017 and 2016, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 1.2 million and 0.7 million, respectively. As of December 31, 2017 and 2016, the number of warrants excluded from diluted net loss per common share computations was approximately 8.5 million and 6.8 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2017. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2017 and in other reports we file with the Securities and Exchange Commission (”SEC”). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements contained herein after the filing of this Form 10-Q to conform such statements to actual results or changes in expectations except as may be required by law. All dollar amounts are approximate.

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

We continue to execute on our three-pronged business profitability plan to reduce operating expenses; diversify and increase revenue; and improve gross margin. During the third quarter of the fiscal year ended March 31, 2018 (“Fiscal 2018”) our net loss decreased by 97% to $0.3 million and our basic and diluted loss per share improved by 97% to $0.01 compared to $10.7 million and $0.31, respectively, in the same period of the previous year. The improvement in the net loss during the third quarter of Fiscal 2018 was primarily the result of an increase in revenue of approximately 13% and reduction of operating expenses of approximately 18% from the third quarter of Fiscal 2017. In addition, during the third quarter of Fiscal 2018 our field retrofit program for select non-Signature Series C200 microturbines was completed, which resulted in the reversal of the remaining non-cash warranty provision of approximately $0.6 million. The improvement in the net loss per share during the third quarter of Fiscal 2018 was primarily the result of a decrease in the net loss and an increase in weighted average shares outstanding to 46.8 million for the third quarter of Fiscal 2018 from 34.8 million for the third quarter of Fiscal 2017. The nine months of Fiscal 2018 was characterized by the growth in our total revenue and strengthening aftermarket business on substantially lower operating expense, compared to the nine months of Fiscal 2017. Our revenue from the United States and Canadian geographic markets during the nine months of Fiscal 2018, improved to approximately 55% of revenue compared to 37% of revenue the same period last year primarily because the natural resources market continues to improve. Although we have experienced an improvement in revenue during the nine months of Fiscal 2018 due to a rebound in oil prices, we continue to be impacted by the volatility of the global oil and gas markets and the ongoing geopolitical tensions in Russia, North Africa and the Middle East. Additionally, though the dollar has somewhat weakened, it still continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets.

Our products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, transportation and marine). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to target projects within the energy efficiency and renewal energy markets. However, we experienced growth in the natural resources market during the third quarter of Fiscal 2018 primarily because oil prices rebounded above $60.00 per barrel. We have also seen increased interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Energy efficiency	32%	53%	50%	58%
Natural resources	60%	38%	40%	34%
Renewable energy	8%	8%	10%	8%
Critical Power Supply	—	1%	—	<1%

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

Product Backlog

Net product orders were $7.2 million and $11.5 million for the three months ended December 31, 2017 and 2016, respectively. Ending product backlog was $103.5 million at December 31, 2017 compared to $107.8 million at December 31, 2016. Book-to-bill ratio was 0.5:1 and 0.9:1 for the three months ended December 31, 2017 and 2016, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

A portion of our product backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our product backlog may not be shipped within the next 18 months. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. This includes the backlog related to BPC Engineering (“BPC”), one of our former Russian distributors that may be negatively impacted by the new distributor for the Russian oil and gas market. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

2.

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. We have a total of 101 distributors and Original Equipment Manufacturers (“OEMs”). In the United States and Canada, we currently have 23 distributors and

OEMs. Outside of the United States and Canada, we currently have 78 distributors and OEMs. We continue to refine the distribution channels to address our specific targeted markets.

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

Our FPP backlog as of December 31, 2017 was $75.1 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Our FPP backlog as of December 31, 2016 was $77.2 million. Our FPP backlog as of March 31, 2017 was $77.1 million.

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

5.

New Product Development Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C30, C65, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products. More recently, due to our cost reduction efforts, our focus is on expanding the existing products, including the launch of our C1000 Signature Series microturbine in December 2015. During the three months ended December 31, 2017 our development activities included a new cleanable severe environment air filtration system for our innovative line of microturbine products.

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

We believe that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions and product mix, pricing and performance, our updated financial model indicates that we will achieve positive cash flow when we generate $25 million in quarterly revenue with a 20% gross margin. During the third quarter of Fiscal 2018, we consolidated our operations and offices into our Van Nuys location and we believe that our production capacity is approximately 2,000 units per year, depending on product mix. We believe we will be able to support this production capacity level by adding additional shifts, which would increase working capital requirements, and making some additional capital expenditures when necessary.

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

Results of Operations

Three Months Ended December 31, 2017 and 2016

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended December 31,
	2017	2016
	Revenue	Revenue
United States and Canada	$14.7	$9.1
Europe and Russia	3.6	6.0
Latin America	2.0	2.3
Asia and Australia	2.4	1.4
Middle East and Africa	0.1	1.4
Total	$22.8	$20.2

Revenue  Revenue for the three months ended December 31, 2017 increased $2.6 million, or 13%, to $22.8 million from $20.2 million for the three months ended December 31, 2016. The change in revenue for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 included increases in revenue of $5.6 million from the United States and Canadian markets and $1.0 million from the Asian and Australian markets. These overall increases in revenue were offset by decreases in revenue of $2.4 million from the European and Russian markets, $1.3 million from the Middle East and African markets and $0.3 million from the Latin American market. The increase in revenue in the United States and Canadian markets during the three months ended December 31, 2017 compared to the same period the previous year was primarily because the natural resources vertical market continues to improve in these markets because of the rebound in oil prices. The increase in revenue in the Asian and Australian markets was primarily the result of large non-recurring microturbine product shipments for specific projects that had occurred during the three months ended December 31, 2017. The decrease in revenue in the European market during the three months ended December 31, 2017 compared to the same period in the previous year was primarily because of the uncertainty of the regulatory environment. The decrease in the Russia, North Africa and the Middle East markets was primarily the result of the ongoing geopolitical tensions in these areas. The decrease in revenue in the Latin American market during the three months ended December 31, 2017 compared to the same period the previous year was primarily the result of the continuing softness related to changes in the electrical interconnect and utility tariffs in Mexico.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2017			2016
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$14.6	14.3	75	$12.8	13.2	61

Accessories and Parts	4.3			3.7
Service	3.9			3.7
Total Accessories, Parts and Service	8.2			7.4
Total	$22.8			$20.2

For the three months ended December 31, 2017, revenue from microturbine products increased $1.8 million, or 14%, to $14.6 million from $12.8 million for the three months ended December 31, 2016. Megawatts shipped during the three months ended December 31, 2017 increased 1.1 megawatts, or 8%, to 14.3 megawatts from 13.2 megawatts during the three months ended December 31, 2016. The increase in revenue and megawatts shipped was because of a shift in product mix, as we sold a higher number of our C65 and C200 systems during the three months ended December 31, 2017 compared to the same period last year. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Average revenue per megawatt shipped was approximately $1.0 million during each of the three months ended December 31, 2017 and 2016.

For the three months ended December 31, 2017, revenue from our accessories and parts increased $0.6 million, or 16%, to $4.3 million from $3.7 million for the three months ended December 31, 2016. The increase in revenue from accessories and parts was primarily because of higher accessories shipments of our heat recovery modules and parts shipments during three months ended December 31, 2017 compared to the prior year. The increase in parts shipments was primarily due to timing of certain parts sales promotions and the ongoing focus for our distributor’s to stock necessary parts.

Service revenue for the three months ended December 31, 2017 increased $0.2 million, or 5%, to $3.9 million from $3.7 million for the three months ended December 31, 2016. The increase in service revenue was primarily the result of our growing installed base and an increase in our energy efficiency customers purchasing our FPP service agreements.

Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine (“CAL”), two of the Company’s domestic distributors, accounted for 29% and 14%, respectively, of revenue for the three months ended December 31, 2017. Sales to BPC Engineering (“BPC”), one of the Company’s former Russian distributors, and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, each accounted for 16% of revenue for the three months ended December 31, 2016.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $5.0 million, or 22% of revenue, for the three months ended December 31, 2017 compared to a negative gross margin of $4.0 million, or negative 20% of revenue, for the three months ended December 31, 2016. The increase in gross margin of $9.0 million, compared to the three months ended December 31, 2016 was primarily because of lower expenses associated with warranty costs of $6.1 million, a shift in product mix of $1.9 million and decrease in production and service center labor and overhead expense of $1.1 million, offset by an increase in inventory charges of $0.1 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2018 by further reducing manufacturing overhead and fixed and direct material costs and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $6.1 million during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 reflects decreases in reliability repair programs, warranty accommodations and warranty claims in the current period. During the three months ended December 31, 2016, we recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The remaining non-cash warranty provision of approximately $0.6 million for this reliability repair program was reversed during the three months ended December 31, 2017 because the program was completed. Management expects warranty expense in Fiscal 2018 to be lower than in Fiscal 2017 primarily because of a decrease in reliability repair programs.

Production and service center labor and overhead expense decreased $1.1 million during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 because of decreases in supplies expense of $0.6 million, facilities expense of $0.2 million, consulting expense of $0.1 million, salaries expense of $0.1 million and lower overhead allocated to finished goods inventory of $0.1 million.

Inventory charges increased $0.1 million during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 primarily as the result of an increase in reserve for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended December 31,
	2017	2016
Gross Margin
Product	$1.6	$(6.6)
As a percentage of product revenue	11%	(52)%

Accessories, parts and service	$3.4	$2.6
As a percentage of accessories, parts and service revenue	42%	35%

Total Gross Margin	$5.0	$(4.0)
As a percentage of total revenue	22%	(20)%

Product gross margin increased to 11% during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 primarily because of a decrease in warranty expense, a favorable shift in product mix, and lower production and service center labor and overhead expense in the current period, offset by an increase in inventory charges. The decrease in warranty expense during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 reflects the reversal of the remaining non-cash warranty provision of approximately $0.6 million during the three months ended December 31, 2017 compared to a one-time non-cash warranty provision of approximately $5.2 million was recorded during the three months ended December 31, 2016. Accessories, parts and service gross margin increased to 42% during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 primarily because of higher parts shipments, accessories shipments of our heat recovery modules, increase in energy efficiency customers purchasing our FPP service agreements and timing of FPP services performed.

Research and Development (“R&D”) Expenses R&D expenses for the three months ended December 31, 2017 decreased $0.3 million, or 23%, to $1.0 million from $1.3 million in the three months ended December 31, 2016. The overall decrease in R&D expenses of approximately $0.3 million resulted from decrease in salaries expense of $0.3 million. This overall decrease was a result of the reduction of the number of active research projects, because of our initiatives to reduce operating expenses and achieve profitability. Management expects R&D expenses in Fiscal 2018 to be lower than in Fiscal 2017 as a result of the continued cost reduction initiatives.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended December 31, 2017 decreased $0.8 million, or 17%, to $4.0 million from $4.8 million for the three months ended December 31, 2016. The net decrease in SG&A expenses was comprised of decreases of approximately $0.1 million in both facilities and supplies expenses. In addition, we recorded bad debt recovery of approximately $0.7 million for the three months ended December 31, 2017. Excluding bad debt recovery, management expects SG&A expenses in Fiscal

2018 to be lower than in Fiscal 2017 primarily as a result of our continued initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense was $0.2 million and $0.1 million during the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had total debt of $11.0 million outstanding under the credit facility.

Nine Months Ended December 31, 2017 and 2016

The following table summarizes our revenue by geographic markets (amounts in millions):

	Nine Months Ended December 31,
	2017	2016
	Revenue	Revenue
United States and Canada	$34.3	$20.1
Europe and Russia	10.7	18.4
Latin America	4.8	6.4
Asia and Australia	8.9	7.6
Middle East and Africa	3.1	1.7
Total	$61.8	$54.2

Revenue  Revenue for the nine months ended December 31, 2017 increased $7.6 million, or 14%, to $61.8 million from $54.2 million for the nine months ended December 31, 2016. The change in revenue for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 included increases in revenue of $14.2 million from the United States and Canadian markets, $1.4 million from the Middle East and African markets and $1.3 million from the Asian and Australian markets. These overall increases in revenue were offset by decreases in revenue of $7.7 million from the European and Russian markets and $1.6 million from the Latin American market. The increase in revenue in the United States and Canadian markets during the nine months ended December 31, 2017 compared to the same period the previous year was primarily because the natural resources vertical market continues to improve. The increase in revenue in the Middle East and African markets during the nine months ended December 31, 2017 compared to the same period in the previous year was primarily the result of our continued investment in key growth initiatives in those markets. Our revenue in the Middle East and African markets continues to be negatively impacted by the volatility of the global oil and gas markets and ongoing geopolitical tensions in these regions. The increase in revenue in the Asian and Australian markets was primarily because we shipped more C65 and C1000 Signature Series systems into these markets during the nine months ended December 31, 2017 compared to the same period last year. The decrease in revenue in the European and Russian markets during the nine months ended December 31, 2017 was primarily the result of ongoing geopolitical tensions in Russia and Ukraine and a strong U.S. dollar in certain markets making our products more expensive in such markets. The decrease in revenue in the Latin American market during the nine months ended December 31, 2017 compared to the same period the previous year was primarily the result of continuing softness related to changes in the electrical interconnect and utility tariffs in Mexico and reduced capital and operational spending, particularly in the upstream and midstream sectors of the oil and gas markets.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2017			2016
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$39.4	37.7	195	$33.1	33.0	189

Accessories and Parts	11.0			10.7
Service	11.4			10.4
Total Accessories, Parts and Service	22.4			21.1
Total	$61.8			$54.2

For the nine months ended December 31, 2017, revenue from microturbine products increased $6.3 million, or 19%, to $39.4 million from $33.1 million for the nine months ended December 31, 2016. Megawatts shipped during the nine months ended December 31, 2017 increased 4.7 megawatts, or 14%, to 37.7 megawatts from 33.0 megawatts during the nine months ended December 31, 2016. The increase in revenue and megawatts shipped was because of a favorable shift in product mix, as we sold a higher number of our C65 and C1000 Series systems during the nine months ended December 31, 2017 compared to the same period last year. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Average revenue per megawatt shipped was approximately $1.0 million during each of the nine months ended December 31, 2017 and 2016.

For the nine months ended December 31, 2017, revenue from our accessories and parts increased $0.3 million, or 3%, to $11.0 million from $10.7 million for the nine months ended December 31, 2016. The increase in revenue from accessories and parts was primarily because of higher accessories shipments of our Organic Rankine Cycle (“ORC”) systems and heat recovery modules offset by lower parts shipments during nine months ended December 31, 2017 compared to the prior year. The decrease in parts shipments was primarily due to timing of certain parts sales promotions that occurred during the nine months ended December 31, 2016.

Service revenue for the nine months ended December 31, 2017 increased $1.0 million, or 10%, to $11.4 million from $10.4 million for the nine months ended December 31, 2016. The increase in service revenue was primarily the result of our growing installed base and an increase in our energy efficiency customers purchasing our FPP service agreements.

For the nine months ended December 31, 2017, E-Finity and Horizon accounted for 19% and 10% of revenue, respectively. For the nine months ended December 31, 2016, BPC and Horizon, accounted for 12% and 10% of revenue, respectively.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $10.2 million, or 17% of revenue, for the nine months ended December 31, 2017 compared to a negative gross margin of $0.3 million, or negative 1% of revenue, for the nine months ended December 31, 2016. The increase in gross margin of $10.5 million, compared to the nine months ended December 31, 2016 was primarily because of lower expenses associated with warranty costs of $5.9 million, a favorable shift in product mix of $3.6 million and lower production and service center labor and overhead expense of $1.3 million, offset by higher royalty expense of $0.2 million and inventory charges of $0.1 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2018 by further reducing manufacturing overhead and fixed and direct material costs, and improving product performance as we work to achieve profitability.

The decrease in warranty expense of $5.9 million during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 reflects decreases in reliability repair programs, warranty accommodations, warranty claims and the result of a benefit recognized in the same period last year related to the decrease in the number of units covered under warranty in the period. During the nine months ended December 31, 2016, we recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The remaining non-cash warranty provision of approximately $0.6 million for this reliability repair program was reversed during the three months ended December 31, 2017 because the program was completed. Management expects warranty expense in Fiscal 2018 to be lower than in Fiscal 2017 primarily because of a decrease in reliability repair programs.

Production and service center labor and overhead expense decreased $1.3 million during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 primarily because of decreases of $0.8 million in supplies expense, $0.3 million in salaries expense and $0.2 million in consulting expense. These decreases were primarily the result of our cost reduction program to lower labor and overhead expenses throughout the organization.

Royalty expense increased $0.2 million during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 primarily as a result of higher sales of our C1000 Series systems which pay a higher royalty. We pay a predetermined fixed rate royalty for each microturbine system covered by our Development and License Agreement with Carrier.

Inventory charges increased $0.1 million during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 primarily as the result of an increase in reserve for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Nine Months Ended December 31,
	2017	2016
Gross Margin
Product	$2.5	$(7.0)
As a percentage of product revenue	6%	(21)%

Accessories, parts and service	$7.7	$6.7
As a percentage of accessories, parts and service revenue	34%	32%

Total Gross Margin	$10.2	$(0.3)
As a percentage of total revenue	17%	(1)%

Product gross margin increased to 6% during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 primarily because of a decrease in warranty expense, a shift in product mix and lower production and service center labor and overhead expense in the current period. The decrease in warranty expense during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 reflects the reversal of the remaining non-cash warranty provision of approximately $0.6 million during the nine months ended December 31, 2017 compared to a one-time non-cash warranty provision of approximately $5.2 million was recorded during the nine months ended December 31, 2016. Accessories, parts and service gross margin increased to 34% during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 primarily because of higher accessories shipments of our ORC systems and heat recovery modules, increase in energy efficiency customers purchasing our FPP service agreements and timing of FPP services performed.

R&D Expenses  R&D expenses for the nine months ended December 31, 2017 decreased $1.0 million, or 23%, to $3.3 million from $4.3 million in the nine months ended December 31, 2016. The overall decrease in R&D expenses of approximately $1.1 million resulted from decreases in salaries expense of approximately $0.7 million, supplies expense of $0.2 million and facilities expense of $0.1 million, which was a result of the reduction of the number of active research projects, because of our initiatives to reduce operating expenses and achieve profitability. Management expects R&D expenses in Fiscal 2018 to be lower than in Fiscal 2017 as a result of the continued cost reduction initiatives.

SG&A Expenses  SG&A expenses for the nine months ended December 31, 2017 decreased $1.8 million, or 12%, to $13.8 million from $15.6 million for the nine months ended December 31, 2016. The net decrease in SG&A expenses was comprised of decreases of approximately $0.8 million in salaries expenses, $0.7 million in professional services, including accounting expense, legal expense and bank fees, $0.5 million in facility expense, $0.2 million in marketing expense, $0.1 million in supplies expense and $0.1 million in consulting expense. These decreases were offset by lower bad debt recovery of $0.7 million compared to the nine months ended December 31, 2016. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2018 to be lower than in Fiscal 2017 primarily as a result of our continued initiatives to reduce operating expenses and achieve profitability.

Interest Expense  Interest expense was $0.5 million and $0.4 million during the nine months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had total debt of $11.0 million outstanding under the credit facility.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2018 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations. Management expects to spend more than planned primarily as a result of consolidating our operations and offices into our Van Nuys, California location from our Chatsworth, California location. Our cash is held in depository institution accounts to provide liquidity for operations and for capital preservation.

Our cash, cash equivalents and restricted cash balances decreased $3.2 million during the nine months ended December 31, 2017, compared to an increase of $2.7 million during the nine months ended December 31, 2016. The decrease in cash, cash equivalents and restricted cash during the nine months ended December 31, 2017 compared to the increase in cash, cash equivalents and restricted cash during the same period last year was primarily because of higher cash generated from financing activities primarily from the issuance of common stock warrants and underwritten public offering during the nine months ended December 31, 2016 as described below.

Operating Activities  During the nine months ended December 31, 2017, we used $9.2 million in cash in our operating activities, which consisted of a net loss for the period of $8.1 million and cash used for working capital of $4.2 million, offset by non-cash adjustments (primarily change in warrant valuation, warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $3.1 million. During the nine months ended December 31, 2016, we used $15.6 million in cash in our operating activities, which consisted of a net loss for the period of $21.1 million and cash used for working capital of $3.0 million, offset by non-cash adjustments of $8.5 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended December 31,
	2017	2016
Net loss	$(8,083)	$(21,068)
Non-cash operating activities(1)	3,063	8,461
Changes in operating assets and liabilities:
Accounts receivable	1,697	1,747
Inventories	(791)	763
Accounts payable and accrued expenses	(1,769)	(1,134)
Other changes in operating assets and liabilities	(3,285)	(4,376)
Net cash used in operating activities	$(9,168)	$(15,607)

(1)

Represents change in warrant valuation, warranty provision, depreciation and amortization, fair value of warrants, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the nine months ended December 31, 2017 compared to the same period the previous year was primarily because of accounts receivable allowances offset by change in warrant valuation. The change in inventory was primarily the result of an increase in raw materials during the nine months ended December 31, 2017 compared to the same period the previous year. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the nine months ended December 31, 2017 compared to the same period the previous year. The change in other operating assets and liabilities was primarily because of a reduction in warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016.

Investing Activities  Net cash used in investing activities of $1.4 million and $0.4 million during the nine months ended December 31, 2017 and 2016, respectively, relates primarily to the acquisition of fixed assets and related leasehold improvements made to our Van Nuys location. During the three months ended December 31, 2017, we consolidated our operations and offices into our Van Nuys, California location from our Chatsworth, California location.

Financing Activities During the nine months ended December 31, 2017, we generated approximately $7.4 million in financing activities compared to cash generated during the nine months ended December 31, 2016 of approximately $18.7 million. The funds generated from financing activities during the nine months ended December 31, 2017 were primarily the result of proceeds from the October 2017 exercise of warrants and the at-the-market offering program described below, offset by net repayments under the credit facility and the repayment of notes payable and capital lease obligations. The funds generated from financing activities during the nine months ended December 31,

2016 were primarily the result of proceeds from the October 2016 offering of common stock and warrants and the April 2016 underwritten public offering described below, offset by net repayments under the credit facility and the repayments of notes payable and capital lease obligations.

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

On October 18, 2016, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to sell 3,600,000 shares of common stock, pre-funded Series B warrants to purchase up to 2,700,000 shares of common stock (“the October 2016 Offering”), and Series A warrants to purchase up to 6,300,000 shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, we engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which is payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants were approved by our stockholders at the 2017 annual meeting of stockholders held on August 31, 2017 and exercise price of the warrants was adjusted to $0.60 per share. The value of this down round feature was measured using the Binomial valuation model and resulted in a loss of approximately $0.1 million and $0.7 million during the three and nine months ended December 31, 2017, respectively. The net proceeds to us from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016.

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

Effective August 28, 2015, we entered into a sales agreement with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended December 31, 2017, we issued 3.4 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $2.6 million after deducting commissions paid of approximately $0.1 million. During the nine months ended December 31, 2017, we issued 9.2 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $6.5 million after deducting commissions paid of approximately $0.2 million. As of December 31, 2017, 16.5 million shares of our common stock were sold pursuant to the at-the-market offering program and the net proceeds to us from the sale of the common stock were approximately $19.3 million after deducting commissions paid of approximately $0.6 million. As of December 31, 2017, $9.6 million remained available for issuance with respect to the at-the-market offering program. These available proceeds are subject to Instruction I.B.6(a) to Form S-3 often referred to as the “Baby Shelf Rules.”

There were no stock options exercised during the nine months ended December 31, 2017 and 2016, respectively. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases resulted in approximately $22,000 and $16,000 of net cash used during the nine months ended December 31, 2017 and 2016, respectively.

Former Credit Facility  We maintained two Credit Agreements, with Wells Fargo, which provided us with a line of credit of up to $20.0 million in the aggregate. As of March 31, 2017, $11.5 million in borrowings were outstanding under the former credit facility. Upon closing with Bridge Bank, our existing credit facilities with Wells Fargo were paid off in full.

New Credit Facility  On June 2, 2017, we entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program.  Under the terms of the Bridge Bank Credit Agreements, we may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of our eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019. As of December 31, 2017, $11.0 million in borrowings were outstanding under the new credit facility.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires us not to exceed specified levels of losses relative to our financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on our business. An event of default for this or any other reason, if not waived, could have a material adverse effect on us. As of December 31, 2017 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2018.

Working Capital Cash used for working capital was $4.2 million during the nine months ended December 31, 2017, an increase of $1.2 million from the $3.0 million cash used for working capital during the nine months ended December 31, 2016. We attribute the increase in our working capital requirements primarily because of the reduction to accounts payable as a result of payments we made during the nine months ended December 31, 2017.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the nine months ended December 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our third quarter of Fiscal 2018 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing geopolitical tensions in Russia, North Africa and Middle East. During the third quarter of Fiscal 2018, the Company’s working capital requirements were in-line with management’s expectations, which included the reduction in inventory as a result of a decrease in finished goods and the continued management of the timing of payments of accounts payable. The Company incurred a net loss of $0.3 million and used cash in operating activities of $3.3 million for the third quarter of Fiscal 2018. The Company incurred a net loss of $8.1 million and used cash in operating activities of $9.2 million for nine months ended December 31, 2017. The Company also had capital expenditures related to the consolidation of its facilities in the third quarter of Fiscal 2018 which contributed to the cash used in investing activities. As of December 31, 2017, the Company had cash, cash equivalents and restricted cash of $16.5 million, and outstanding borrowings under its credit facility of $11.0 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under our credit facility with Bridge Bank, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of its third quarter of Fiscal 2018 financial statements.

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

Our accounts receivable balance, net of allowances, was $16.1 million and $17.0 million as of December 31, 2017 and March 31, 2017, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by 4 days to 64 days as of December 31, 2017 compared to 60 days as of December 31, 2016. The change in DSO was largely the result of higher revenue and level of collection of accounts receivable during the third quarter of Fiscal 2018 compared to the third quarter of Fiscal 2017. We recorded net bad debt recoveries of approximately $0.8 million and $1.4 million for the nine months ended December 31, 2017 and 2016, respectively. During Fiscal 2015, we recorded approximately $7.1 million and $2.6 million with respect to the accounts receivable allowances for BPC and EMI, respectively.

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

On October 18, 2017, we announced that we had granted Turbine International, LLC (“TI”) and its affiliate, MTE Service, the sole distribution rights for Capstone products and services in the Russian oil and gas sector. In connection with the appointment of TI as our distributor in the Russian oil and gas sector, on October 13, 2017, we and TI entered into an Accounts Receivable Assignment Agreement (the “Accounts Receivable Agreement”) and Promissory Note (the “Promissory Note”). Pursuant to the terms of the Accounts Receivable Agreement, we assigned to TI its right, title and interest to receivables owed to us from BPC. As consideration for the assignment of the BPC receivable, TI agreed to pay us $2.5 million in three payments by February 1, 2018. Under the terms of the Promissory Note, TI agreed to pay us $3.8 million to be paid over a three-year period in 35 equal monthly installments starting in August 2018. On October 13, 2017, we and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Accounts Receivable Agreement and Promissory Note. MTE Service is a wholly owned subsidiary of Hispania Petroleum S.A. As of date of issuance of our third quarter of Fiscal 2018 interim condensed consolidated financial statements the February 1, 2018 payment of $1.8 million has not yet been received. We are currently in discussions with TI regarding the timing of this payment.

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

We are evaluating our existing revenue recognition policies and the impact of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, if any, on our financial position and results of operations. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for ASU 2014-09. We will be required to adopt the revenue recognition standard in annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019) and interim periods within those annual periods. ASU 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. We have not yet determined which adoption method will be implemented at this time.

We are continuing to analyze the impact of the new standard on our revenue contracts, comparing our current accounting policies and practices to the requirements of the new standard. The new standard requires additional detailed disclosures regarding our contracts with customers, including disclosure of remaining unsatisfied performance obligations, in the first quarter of Fiscal 2019. We are also identifying and implementing changes to our business processes, systems and controls to support adoption of the new standard in Fiscal 2019. While we have not yet identified any material changes in the timing of revenue recognition for our various revenues streams, our evaluation is ongoing and not complete.

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

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order. Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for March 7, 2018.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  Given that the federal securities class action was dismissed with leave to amend, this case is still stayed. A status conference is scheduled for February 7, 2018.

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

During the second quarter of our fiscal year ended March 31, 2016, we removed approximately $51.6 million, for 186 units, representing 63.8 megawatts, of backlog from BPC Engineering (“BPC”), one of our former Russian distributors. This removal aligned the backlog to our management’s expectations based on the global macroeconomic environment during our fiscal year ended March 31, 2015, such as the volatility of the global oil and gas market, a strong U.S. dollar in certain markets making our products more expensive in such markets and on-going geopolitical tensions involving Russia. In addition, we removed a portion of our TA100 backlog of approximately $2.4 million, for 17 units representing 1.7 megawatts, from Calnetix Power Solutions, Inc. during the first quarter of our fiscal year ended March 31, 2016. This removal aligned our TA100 backlog with our management’s decision to limit future production of TA100 systems.

During the second quarter of fiscal year ended March 31, 2018, we granted Turbine International, LLC and its affiliate, MTE Service, the sole distribution rights for Capstone products and services in the Russian oil and gas sector in exchange for approximately $6.3 million in cash. As a result, the remaining backlog related to BPC may be negatively impacted. Backlog related to BPC comprises up to approximately 47% of our total backlog.

If we continue to fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 12, 2016, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that, for 30 consecutive business days preceding the notice date, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).  On June 13, 2017 we were afforded an additional 180-day grace period to regain compliance with the minimum bid price requirement. On October 26, 2017 we regained compliance with the minimum bid price requirement.

On December 18, 2017, we received a notice from the Nasdaq stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until June 18, 2018, to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days, at which time Nasdaq would provide written confirmation of our compliance.  If we are not in compliance by June 18, 2018, we may be afforded a second 180 calendar day period to regain compliance. We will monitor the closing bid price of our common stock and will consider various possible options if it does not appear that we will return to compliance, including a reverse stock split which the stockholders had approved at the 2017 Annual Meeting and can be effected within twelve months of the annual meeting.

If we continue to fail to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of your investment.

We may experience a delay in payment or may not collect on the Accounts Receivable Assignment Agreement or Promissory Note with Turbine International, LLC.

On October 18, 2017, we announced that we had granted Turbine International, LLC (“TI”) and its affiliate, MTE Service, the sole distribution rights for Capstone products and services in the Russian oil and gas sector. In connection with the appointment of TI as our distributor in the Russian oil and gas sector, on October 13, 2017, we and TI entered into an Accounts Receivable Assignment Agreement (the “Accounts Receivable Agreement”) and Promissory Note (the “Promissory Note”). Pursuant to the terms of the Accounts Receivable Agreement, we assigned to TI its right, title and interest to receivables owed to us from BPC. As consideration for the assignment of the BPC receivable, TI agreed to pay us $2.5 million in three payments by February 1, 2018. Under the terms of the Promissory Note, TI agreed to pay us $3.8 million to be paid over a three-year period in 35 equal monthly installments starting in August 2018. On October 13, 2017, we and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Accounts Receivable Agreement and Promissory Note. MTE Service is a wholly owned subsidiary of Hispania Petroleum S.A. As of date of issuance of our third quarter of Fiscal 2018 interim condensed consolidated financial statements the February 1, 2018 payment of $1.8 million has not yet been received. We are currently in discussions with TI regarding the timing of this payment.

We may be affected by recent tax legislation.

On December 22, 2017, the President signed into law an extensive overhaul of the U.S. federal tax code called the Tax Cuts and Jobs Act, or the Tax Legislation. The Tax Legislation makes significant changes to the taxation of individuals and corporations, which could significantly affect our business, our operations, our financial condition, or the taxation of our stockholders and warrant holders.

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
Date: February 5, 2018