Form 10-K
period 2018-03-31
CAPSTONE TURBINE Corp
filed 2018-06-07
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001‑15957

CAPSTONE TURBINE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95‑4180883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16640 Stagg Street,
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

(818) 734‑5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Capital Market
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

The aggregate market value of the shares of Common Stock of the registrant held by non‑affiliates on September 30, 2017 was approximately $30.6 million.

As of June 4, 2018, there were 63,508,244 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2018 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10‑K

PART I

Item 1.  Business.

Overview

Capstone Turbine Corporation (“Capstone”, “We” or the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation and distribution networks applications, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources and critical power supply. In addition, our microturbines have been used as battery charging generators for hybrid electric vehicles and to provide power to a vessel’s electrical loads in marine applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand-alone when no utility grid is available. Several technologies are used to provide “on-site power generation” (also called “distributed generation”) such as reciprocating engines, solar power, wind turbine systems and fuel cells. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. For customers who do not have access to the electric utility grid, microturbines provide clean, on site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous duty power, thereby providing additional reliability and potential cost savings. With our stand alone feature, customers can produce their own energy in the event of a power outage and can use microturbines as their primary source of power for extended periods. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together with our distributors, we offer new and remanufactured parts as well as a comprehensive Factory Protection Plan (“FPP”).

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

We sell complete microturbine units, components and accessories. We also remanufacture microturbine engines and provide aftermarket parts and services. Our microturbines are sold primarily through distributors and Original Equipment Manufacturers (“OEMs”). Distributors purchase our products for sale to end users and also provide service, application engineering and installation support. Distributors also provide a variety of additional services, including engineering the applications in which the microturbines will be used, installation support of the products at the end users’ sites, commissioning the installed applications and providing post commissioning service, including a comprehensive FPP. Our distributors perform as independent value added resellers. OEMs integrate our products into their own product solutions.

This Annual Report on Form 10 K (this “Form 10 K”) refers to our fiscal years ending March 31 as its “Fiscal” years.

Products

Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store. The 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100 room hotel while also providing about one third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office buildings and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into an

International Organization for Standardization (“ISO”) sized container, we have created a family of microturbine offerings from 600 kW up to one megawatt in a compact footprint engineered to function as a single source of power. Our 600kW, 800kW and 1000 kW (“C1000 Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications.

We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our 60 kW microturbine (“C60”), which was replaced by the C65 model during the quarter ended March 31, 2006. We began shipping the C60 ICHP solution in 2003. Our C60 microturbine was the first combustion power generation product to be certified by the CARB as meeting its stringent distributed generation emissions standards that went into effect in 2003. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on our C200 microturbine engine. The C1000 Series product can be configured into 1,000 kW, 800 kW and 600 kW solutions in a single ISO sized container. The first commercial shipment of our C1000 Series product was on December 29, 2008. During Fiscal 2016, we unveiled our C1000 Signature (“C1000S”) microturbine as part of our new C1000S microturbine energy systems which also includes an 800kW (“C800S”) or 600kW (“C600S”) microturbine. The C1000S microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. We began shipping the C200 and C1000 Signature Series ICHP solution in the fourth quarter of fiscal 2017.

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

The digital power electronics manage critical functions and monitor operations of the microturbine; our electronic controls manage the microturbine’s speed, temperature and fuel flow and communication with external networks and building management systems. The digital power electronics coordinate with the grid when the units are operated in a grid connect mode and with the onboard battery when equipped for standalone mode. The digital power electronics also include the functionality of seamless transfer capabilities, ensuring the end-users’ critical loads do not experience any interruption to their operation in the event of a utility power outage. All control functions are performed digitally. Performance is optimized, resulting in low emissions, high reliability and high efficiency over a variable power range.

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

Our full line of microturbine energy solutions target multiple vertical markets worldwide, including energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation. Within these vertical markets, we focus on applications that we believe have the greatest near term potential for the customer based on various different factors such as energy load demand, available fuels, economic payback and for some, government incentives. We also target smaller sub segments that fall within these vertical markets that may not otherwise be considered for on-site generation.

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

Major oil and gas companies are exploring large shale reserves, or plays, in the United States. We have been shipping microturibnes into the U.S. shale gas market since 2010. The addressable market for our microturbines in this industry is significant. The shale gas market for microturbines may grow as demand for natural gas continues to rise and the U.S. Environmental Protection Agency (“EPA”), the Department of the Interior and other federal and state agencies work to reduce the emission of hazardous air pollutants associated with natural gas development. Our product sales in the natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. However, we experienced growth in the oil and gas sector within our natural resources market during Fiscal 2018, which we believe was primarily because oil prices rebounded above $60.00 per barrel.

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

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high demand power users, including high technology, health care and information systems facilities require higher levels of reliability in their power generation service. The majority of microturbine based distributed generation installations have powered through hurricanes with little or no downtime. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies (“UPS”) to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution that can both meet customer reliability requirements and reduce operating costs. We have seen continued development in the critical market segment as it relates to heath care facilities.

We have developed the world’s only microturbine-powered UPS solutions that offer clean, IT grade power and can completely displace the need for traditional UPS and back-up diesel generators. We offer two UL listed microturbine powered UPS solutions: our UPSource microturbine powered solution, which provides a source for prime or emergency power; as well as our Hybrid UPS microturbine-powered solution, which provides power when dispatched in high efficiency, standard UPS and emergency power. Both critical power supply products offer eight nines of availability in an n+1 configuration when the product has at least one independent back-up source. This measurement of availability is used in the data center industry to refer to 99.999999% of reliability. These integrated solutions are well suited for new facility construction or expansion and can be installed with absorption chillers or other heat recovery systems to obtain high efficiency levels while reducing operating costs, compared with traditional solutions and is a developing market segment for us.

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

Microgrid

 Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbine, fuel cells and battery storage.  Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications.

Additionally, we have our own programmable logic control system and sensors, which interface with other building automated systems and these control systems are one of the key aspects of monitoring a microgrid. The use of microgrid to serve local loads helps to reduce energy losses in transmission and distribution, further increasing the efficiency of the microgrid. We have been a part of numerous successful microgrid installations worldwide ranging from a ski resort, farm, software company, brewery and an electrical distribution utility. Capstone microturbines functionality is to ensure energy availability for advanced microgrids before and during disasters, such as hurricanes, they may also help reduce electrical expenditures in the years following a disaster when electric utility rates may be increased to pay for the expenses for grid infrastructure repairs and improvements associated with these disasters. We have seen continued development in the microgrid market segment.

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

Additionally, our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary generator set. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board battery charger and range extender. Our marine customers use both liquid fueled and natural gas microturbine products. Liquefied natural gas (“LNG”) is in its early stages as a marine fuel, and the number of vessels powered by LNG is forecasted to double every two years over the next decade. Vessel owners can receive the same benefits as users of stationary products: low emissions with no exhaust aftertreatment, long maintenance intervals, high reliability, low noise and no vibration. Transportation is a developing market segment for us. In Fiscal 2018, transportation products were only for customer demonstrations.

Sales and Marketing

We primarily sell and market our microturbine product, parts and service through our global network of authorized distributors, OEMs and national accounts. Our worldwide distribution network was developed from the ground up and has become a valuable asset because we can reach end use customers globally. Each of our distributors is a strategically placed independent partner marketing and selling our products and services on our behalf. Through our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and onsite training to certify all personnel that perform service on our microturbines. Individuals who are certified are called Authorized Service Providers, and must be employed by a distributor in order to perform work pursuant to a FPP. The majority of our distributors provide these services. To assure proper installation of our microturbine systems, we offer an installer training and certification program. We offer to assist all customers by reviewing their installation designs in relation to the technical requirements for proper operation of our products, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to our technical requirements before we accept any warranty obligations. Our typical terms of sale include shipment of the products with title, care, custody and control transferring at our dock, payment terms ranging from full payment in advance of shipment to payment in 90 days, and warranty periods of approximately 15 to 24 months from shipment depending on the product type. We typically do not have customer acceptance provisions in our agreements.

Effective January 1, 2018, we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities.

During Fiscal 2016, we launched Capstone Energy Finance, a joint venture that provides financing options for the purchase of our microturbines. Capstone Energy Finance provides end users with the ability to purchase electricity generated by our microturbine at their facility with no upfront capital investment and expand access to clean and reliable onsite energy. A power purchase agreement from Capstone Energy Finance enables organizations to reduce operating expenses by allowing them to buy electricity at a rate that is lower than what they currently pay today. Customers can purchase all or a portion of their energy from Capstone Energy Finance and eliminate exposure to volatile utility rates by locking in a fixed rate for a period of ten to twenty years. Capstone Energy Finance monitors and maintains the system for the entire term of the agreement, and customers pay only for the energy they use. We believe financing solutions offered by Capstone Energy Finance can help new and existing end-users evaluate their purchasing options and provide a solution to immediately improve their bottom line without requiring capital investment in new equipment. The adoption rate of the Capstone Energy Finance solution has been slower than we expected because our customers continue to utilize other financing options or elect to pay directly for our microturbines.

United States and Canada

We have distribution agreements with a number of companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been energy efficiency, renewable energy, natural resources, critical power, microgrid and transportation products. The energy efficiency and natural resources vertical markets are expected to grow as a result of an increased domestic production of hydrocarbons, the low downstream price of natural gas, as well as public and regulatory acceptance of distributed generation.

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

Middle East and Africa

Our target market in the Middle East and Africa is primarily oil and gas. This includes flare gas to power projects which are a particularly attractive market opportunity given the volume of gas being flared and the need for stable power in the region. Our management has targeted distributors and customers involved in the capture and use of flare gas in the oil and gas market. However, the geopolitical environment in this region is still volatile, which can have an impact on our sales.

Europe and Russia

To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased local sales and service support. We have an office in Europe for the purpose of working with our local distributors on a daily basis to identify and understand growth opportunities. We have established a spare parts distribution center in Europe to make new and remanufactured parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. We continue to diversify the company’s overall presence in Russia and the surrounding Commonwealth of Independent States (CIS) as we explore new growth opportunities in these areas with multiple new distributors. The rebuilding of our business in Russia and the surrounding CIS area continues to evolve including the addition of our new distributor Turbine International, LLC discussed below. Further, the continuation or escalation of the current geopolitical instability in Russia and Ukraine could continue to negatively impact our operations, sales, and future growth prospects in that region. For more information, see “Risk Factors” beginning on Page 16 of this Form 10‑K.

Revenue

For geographic and segment revenue information, please see Note 2—Summary of Significant Accounting Policies—Segment Reporting in the “Notes to Consolidated Financial Statements.”

Customers

Sales to E‑Finity Distributed Generation, LLC (“E‑Finity), one of our domestic distributors, accounted for 16% and 14% of our revenue for the fiscal years ended March 31, 2018 and 2017. Sales to Horizon Power Systems (“Horizon”), one of our domestic distributors, accounted for 11% of our revenue for the fiscal year ended March 31, 2017. Additionally, Serba Dinamik Sdn Bhd (“Serba”), one of our Malaysian distributors, E-Finity, and Supernova Energy Services SAS (“Supernova”), one of our Colombian distributors, accounted for 20%, 18% and 10%, respectively, of net accounts receivable as of March 31, 2018. E-Finity, DTC Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of our Mexican distributors and Reliable Secure Power Systems (“RSP”), one of our domestic distributors, accounted for 29%, 12% and 10%, respectively, of net accounts receivable as of March 31, 2017.

On October 13, 2017, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, we agreed to assign to TI the right, title and interest to receivables owed to us from BPC Engineering, our former Russian distributor (“BPC”), upon TI’s payment to us of $2.5 million in three payments by February 1, 2018. We received payments from TI of approximately $0.3 million and $1.0 million under the Assignment Agreement during the three and twelve months ended March 31, 2018, respectively which was recorded as bad debt recovery. The receivables owed to us from BPC had a balance of $5.3 million as of March 31, 2018, and this balance was fully reserved. As of March 31, 2018, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Assignment Agreement by February 1, 2018.

In connection with the terms of the Note, we granted TI the sole distribution rights for our products and services in the Russian oil and gas sector. As a result of this appointment, TI agreed to pay us $3.8 million over a three-year period in 35 equal monthly installments starting in August 2018.

On October 13, 2017, we and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Agreement and Note. However, due to our limited business relationship with TI and the missed payments on the Assignment Agreement, we deferred recognition of the Assignment Agreement and Note until collectability is reasonably assured.

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

We recorded bad debt recoveries of approximately $1.1 million and $1.5 million during Fiscal 2018 and 2017, respectively. As of March 31, 2015, we had an amount owed to us of approximately $8.1 million by BPC. As of March 31, 2018, we collected cumulatively approximately $1.8 million from BPC on their accounts receivable allowance. Additionally, we collected approximately $1.0 million from TI, under the terms of the Assignment Agreement. The remaining balance is $5.3 million as of March 31, 2018, and this balance was fully reserved.

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

Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise and maintenance. These technologies, which in many cases have a lower up front cost than microturbines, are currently produced by Caterpillar Inc., Cummins Inc. (which recently entered into a joint venture with Eaton), GE Gas Engines (which now includes Waukesha and Jenbacher), MAN SE, and Tecogen, Inc. (which now includes American DG Energy Inc.), among others.

Our microturbines may also compete with other distributed generation technologies, including solar-powered systems, wind-powered systems, fuel cells and fly wheel. Solar and wind powered systems produce no emissions. and benefit from above market contracts provided by state mandates. The main drawbacks to solar and wind powered systems is that they may not be dispatchable because of their dependence on weather conditions, the utility grid or high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market is still developing, a number of fuel cell providers are also focused on markets similar to ours, including Active Power Inc. (a division of Piller Power Systems Inc.), Ballard Power Systems Inc., Bloom Energy Corporation, FuelCell Energy Inc., LG Fuel Cell Systems, a business unit of LG Electronics, and Plug Power Inc. Fuel cells have lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. Fuel cells, like solar and wind powered systems, historically have received higher levels of incentives for the same type of applications as microturbines. Management believes that, absent these higher government incentives, microturbines would provide a better value to end users in most applications.

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

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our product with the electric grid. Further, utility companies may charge additional fees to customers who install on‑site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back‑up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product, or increase the cost to our potential customers for using our systems. This could make our systems less economical, thereby adversely affecting our revenue and profitability. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of climate change. Accordingly, we may benefit from increased government regulations that impose tighter emission particularly on burning coal and fuel oil and fuel efficiency standards as long as gas combustion technology solutions are not excluded.

Government funding can impact the rate of development of new technologies or improvements to existing technologies. We continue to engage with federal and state policymakers to develop government programs to promote the deployment of our low emission and energy efficient products. Competing new technologies have historically received larger incentives and development funding than do microturbines. However, the U.S. Department of Energy is funding research to explore the role CHP could play as a flexible resource to provide additional generating capacity when the grid demands increase and/or to provide other services, such as frequency regulation for stabilization. As more intermittent renewable resources are added to the electric grid, grid operators need access to additional dispatchable generation capacity to ensure an adequate and stable power supply. Capstone’s new PowerSync controller could provide this automated response capability to allow for participation in grid services markets, where permitted.

In the United States, the Federal Investment Tax Credit (“ITC”) for certain clean energy technologies, including CHP, microturbines and fuel cells among others, expired at the end of calendar year 2016. In February 2018, this tax credit was extended to 2022 and made retroactive for 2017 at its previous 10% level. In addition, the “Tax Cuts and Jobs Act” extended and modified bonus depreciation to allow businesses to immediately deduct 100% of eligible property placed in service after September 27, 2017 and before January 1, 2023. The deduction limit will phase down from 100% to 0% by 2027. As a result, we may see a positive impact on our sales in the United States due to the renewal of this 10% tax credit and extension and modification of bonus depreciation. However, other CHP and gas-powered distributed energy technology-providers will also benefit from the return of these tax incentives, and, in the case of fuel cell technologies, who will see a return to a 30% ITC level with a phase down to 22% by 2022 and expiration in 2023, could see an even greater benefit from this renewal than our systems.

Sourcing and Manufacturing

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. However, single source suppliers with long lead times may be more challenging to transition to another supplier. We have an ongoing program to develop alternative back up suppliers for sole source parts wherever possible, however this has been challenging with low production volumes and increased pricing. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs. We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency and lower supply chain costs. During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters.

We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost improvement opportunities in order to enhance our operational effectiveness and use lean manufacturing processes. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. Our demand volumes and forecasting could continue to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing global geopolitical tensions. Our strategy is to identify primary and secondary sources for critical components when available to minimize production line down time due to unavailability of such parts, which could affect our ability to meet manufacturing schedules on build or a linear basis.

Solar Turbines Incorporated (“Solar”), a wholly owned subsidiary of Caterpillar Inc., was our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture these cores ourselves and we began manufacturing them in June 2001. We are required to pay a per unit royalty fee over a seventeen-year period for cores manufactured and sold by us using the technology. Royalties of approximately $30,900 and $32,100 were earned by Solar for the fiscal year ended March 31, 2018 and 2017, respectively.

In 2007, we entered into a Development and License Agreement (“Development Agreement”) with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of our C200 microturbines. Carrier earned $0.9 million in royalties for C200 and C1000 Series system sales during each of the fiscal years ended March 31, 2018 and 2017, which will continue until the obsolescence of the C200 microturbine product line.

During the third quarter of Fiscal 2018, we consolidated our operations and offices into our Van Nuys location in Southern California. We have approximately 42,300 square foot manufacturing footprint running on a single shift. We believe that our production capacity goal of approximately 2,000 units per year, depending on product mix is well above our current production rates and will be achievable by adding additional shifts. This may require an increase in working capital and some additional capital expenditures when necessary.

Research and Development (“R&D”)

We have historically devoted substantial resources to the development of new products and the improvement of existing products. More recently, due to our cost reduction efforts, our focus is on expanding the existing products, including the launch of our C1000 Signature Series microturbine in December 2015. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. For the fiscal years ended March 31, 2018 and 2017, R&D expenses were $4.0 million and $5.4 million, respectively, which amounts are equivalent to 5% and 7% of total revenue, respectively, for these fiscal years. Our R&D activities enabled us to become one of the first companies to develop a commercially available microturbine that operates in parallel with the grid. We were the first company to successfully demonstrate a commercially available microturbine that operates on a stand-alone basis.

Our product development activities during Fiscal 2018 included the completion of the new family of PowerSync controllers used for Capstone microturbines. We also improved our C65 heat recovery module and launched a new cleanable severe environment air filtration system for our line of microturbine products. In addition, our product development activities during Fiscal 2018 included research in the certification for our C200S microturbine by Underwriters Laboratories Inc. (UL) to the latest UL 1741 interconnection standards that became effective in 2016.

Phoenix Contact and Capstone in a joint effort improved on-site controls and integration with end-use customer facilities. The main objectives of developing the new PowerSync controller line were to further increase system reliability, availability and make Capstone microturbines easier to use for both end-user customers as well as Capstone distribution partners. The new controller line is based on Phoenix Contact’s AXC 3050 PLC, and further increases the reliability and availability of the Capstone microturbines by utilizing a self-healing Ethernet ring topology to eliminate single points of failure in its control network. The new controllers also provide seamless transfer capabilities, ensuring the end-users’ critical loads do not experience any interruption to their operation in the event of a utility power outage. The new PowerSync controllers include algorithms to maximize overall system efficiency and adjust the operation of individual microturbines to align with their predicted scheduled service dates. The PowerSync controllers are intuitive, easy to use, provide for secure remote communications, and can be customized to integrate with site-specific balance-of-plant equipment.

We improved our roof mounted exhaust C65 heat recovery module (“HRM”) and the improved HRM technology will provide greater overall system efficiency in the same footprint which translates to improved project economics for our customers. Capstone’s new HRM features a 6% efficiency improvement over the original HRM technology and will allow us to capture even more accessory business globally, especially in Europe.

Our new cleanable severe environment air filtration system for our line of microturbine products was launched during Fiscal 2018. During sand and dust storms common to most hot arid desert areas, particulate concentrations close to the ground can reach levels 20,000 times those in typical U.S. cities. Such dust and dirt loads can cripple conventional air filtration systems, cause massive maintenance expenditures and allow excessive dust concentrations to be ingested by the turbine. Capstone’s new cleanable severe environment units employ industry standard high-efficiency filters. They are a scaled down version of the filters used in much larger industrial and aero-derivative gas turbines and allow operation for prolonged time periods in desert environments like the Middle East.

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

Our partnership with the DOE provided funding during Fiscal 2017 in the amount of $335,000 for one year to Argonne National Laboratory to conduct hydrogen and synthetic fuel or syngas testing on our C65 and C200 microturbines. The new fuel injection technology could enable our microturbines to run on an expanded range of fuels that are not currently widely used, but have the potential to be a source of power generation with widely varying compositions, such as gasified industrial waste streams. In addition, we continued progress on our flexible fuels program, with recent successful testing on butane. As a result of this new fuel development program, we sold our first butane-fueled unit.  The butane-fueled unit was a C600S system that shipped to a small village in West Africa during Fiscal 2018.

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

Because of our single moving assembly, manufacturers believe there is also the opportunity to produce a lower cost product in larger automotive volumes. Our focus is on a next generation product that would include existing components and a liquid cooled set of electronics that are consistent with the size, cost and cooling strategies employed on vehicles today. Although we believe the hybrid electric bus and truck market has the potential to be a beneficial option for the bus and truck manufacturers, we temporarily suspended our development efforts with respect to C30 microturbines targeted at this market in response to our lower revenue. Management intends to continue with the next phase of development after we achieve profitability.

We are working with the Kenworth Truck Company to demonstrate a Class 7 series hybrid delivery truck with funding support from the South Coast Air Quality Management District and the San Joaquin Valley Air Pollution Control District. This truck will be operated on actual customer delivery routes in both air districts to quantify the performance, emissions, fuel economy, and other benefits of a microturbine based hybrid solution. The Kenworth Class 7 hybrid truck is retrofitted with a refrigerated box body, and the microturbine operates on CNG.  Initial high speed testing was completed in October, 2017 at the PACCAR Technical Center track in Mount Vernon, WA, and emissions and fuel economy testing completed at UC Riverside earlier this year. The truck will then be used in a demonstration phase to a large commercial customer within the Los Angeles area in California. We expect to collect and utilize information from the Kenworth Class 7 hybrid truck’s road testing and demonstration processes for future product developments and enhancements. A prototype or concept vehicle such as this may take several years to go into commercial production following completion of rigorous testing.

Our liquid fuel microturbines have demonstrated emissions levels which meet the CARB 2010 standards for Heavy Duty Diesel Engines (“HDDE”). The liquid fuel microturbine is able to meet these extremely low emissions requirements using its lean premix combustion technology with no exhaust aftertreatment. Competitive reciprocating engine technologies require aftertreatment components that increase system cost, require frequent maintenance, and impact engine efficiency. Our compressed natural gas (“CNG”) fueled microturbines also meet extremely low emission standards, including the U.S. Environmental Protection Agency and CARB 2010 emissions requirements for On Road HDDE for Urban Bus. Test emissions from our natural gas microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels.

Our marine products have been used to provide hybrid electric marine propulsion, “hotel power,” CHP, or CCHP. They may be ideal for small and mid-size commercial ships that travel inland waterways and emissions controlled areas (“ECAs”). Although we believe the marine sector has the potential to be a beneficial option for the vessel owners, we temporarily suspended our development efforts with respect to C30 microturbines targeted at this market in response to our lower revenue. We currently intend to continue with the next phase of development after we achieve profitability.

Our C65 Hybrid UPS product line has been evolving over the years. After having received the 2011 NOVA Award from the Construction Innovation Forum for the C65 Hybrid UPS Microturbine at Syracuse University’s data center—labeled one of the greenest data centers in the world, our C65 Hybrid UPS system has continued development and has recent installations at Sempra in Monterey Park, California and our own data center in Van Nuys, California. The product utilizes our inverter electronics and controls technology to provide continuous power quality to meet the customer’s critical load. The load inverter is connected through a central power bus to provide power from one of three available power sources including the utility grid, battery storage system, or microturbine generator. Power to the critical load is synchronized to an available utility grid to allow direct bypass of the critical load to the utility grid. This redundant functionality is provided in a single integrated package that can be scaled to a larger seamless power unit through our multipack feature. These units can also be combined with a heat recovery module or an absorption chiller to provide higher total output efficiency. Unlike current UPS products combined with reciprocating engines for backup, our low emissions Hybrid UPS product allows for continuous operation year-round allowing customers the ability to receive a payback on their capital equipment investment. Although we believe the industrial UPS market has the potential to be a beneficial option for businesses that require constant supply of reliable energy, we temporarily suspended our development efforts with respect to C65 microturbines targeted at this market in response to our lower revenue. We currently intend to continue with the next phase of development after we achieve profitability.

We are working with the DOE on two next generation technology roadmap programs, including a High Efficiency Microturbine with integrated heat recovery and advanced Alumina Forming Austenitic (“AFA”) stainless steel material program in partnership with Oak Ridge National Laboratory (“ORNL”). The High Efficiency Microturbine with integrated heat recovery is focused on improving microturbine electrical efficiency and overall system efficiency utilizing heat recovery. In March 2013, we successfully completed proof of concept testing of the low pressure spool also known as the C250 that produced >270 kW as part of the first phase of development. This allowed us to proceed with high pressure spool development which was completed during Fiscal 2016. We also demonstrated an increased capability of the power electronics and electrical system required to support this higher power generator. We intend to continue with the next phase of development and commercialization after we achieve profitability. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization. The final phase of the program will incorporate further engine efficiency improvements, resulting in a product design with a projected electrical efficiency of 42% and targeted power output of 370 kW. Improvements in efficiency are key to all markets as improved fuel efficiency benefits end users through lower operating costs. AFA stainless steel is a material that offers superior oxidation and creep resistance to commercial heat resistant steel alloys used in our microturbines at a significantly reduced cost. In Fiscal 2015, we successfully completed the first of two long term endurance tests and have engaged industry partners on commercialization viability.  In Fiscal 2018, we completed the second phase of long term endurance test.

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright, “know how”, and trademark laws and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 90 U.S. and 22 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between calendar years 2018 and 2035. We actively evaluate our patent portfolio and pursue new patent applications as we develop new technological innovations, as needed.

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

Organization and Employees

We were organized in 1988 in the State of California. Our company was reincorporated as Capstone Turbine Corporation on June 22, 2000 in the State of Delaware.

As of March 31, 2018, we had 151 full-time employees and no part time employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

Available Information

This Form 10‑K, as well as our quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on our Internet website (http://www.capstoneturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition, all reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at http://www.sec.gov. The public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors.

This document contains certain forward‑looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act) pertaining to, among other things,

•	our results of operations;
•	profits and losses;

•	our ability to raise additional capital;
•	R&D activities;
•	sales expectations;
•	our ability to develop markets for our products;
•	sources for parts;
•	federal, state and local government regulations;
•	our relationship with our distributors;
•	industry and economic conditions applicable to us;
•	the efficiency, reliability and environmental advantages of our products and their need for maintenance;
•	our ability to be cost‑competitive and to outperform competition;
•	customer satisfaction;
•	the value of using our products;
•	our ability to achieve economies of scale;
•	market advantage;
•	return on investments;
•	issues with suppliers;
•	anticipation of product supply requirements;
•	listing requirements;
•	our microturbine technology;
•	the utilization of our products;
•	competition;
•	the introduction of new technologies;
•	our production capacity;
•	international markets;
•	protection of intellectual property;
•	cybersecurity threats;
•	the adequacy of our facilities;

•	dividends;
•	business strategy;
•	product development;
•	capital resources;
•	capital expenditures;
•	liquidity;
•	amortization expense of intangibles;
•	cost of warranties;
•	stock‑based compensation;
•	our NOL rights plan;
•	purchase and lease commitments;
•	current liabilities;
•	recently issued accounting standards;
•	market risk;
•	international sanctions risk;
•	the strength of the U.S. dollar;
•	interest rate sensitivity;
•	the effect of cost reductions on future business initiatives;
•	the Tax Cuts and Jobs Act; and
•	growth of the shale gas market.

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

On June 1, 2018, the Company entered into a letter agreement (the “Letter Agreement”) with Bridge Bank. The Letter Agreement extended the maturity date under the Company’s Bridge Bank Credit Agreements from June 2, 2019 to June 2, 2021. The Letter Agreement increased the line of credit to an amount up to $15.0 million from $12.0 million. Additionally, the Letter Agreement reduced the per annum interest from prime rate plus 1.50 percent to 1.0 percent; the facility fee from 0.625% to 0.5%; and the cash collateral held at Bridge Bank from 42% to 40%, which is $6.0 million of the $15.0 million facility, as well as no fee for early termination.

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

We have experienced recurring operating losses and as of March 31, 2018, we had an accumulated deficit of approximately $862.2 million. On March 31, 2018, we had cash, cash equivalents and restricted cash of $19.4 million, and working capital of $21.7 million. This compares to $852.2 million, $19.7 million and $17.1 million, respectively, on March 31, 2017. As a condition of the Bridge Bank Credit Agreements, we have restricted $5.0 million of cash equivalents as additional security for the credit facility and not available to us.

Our business strategy is focused on profitability-oriented initiatives such as reducing operating expenses, diversifying and increasing revenue, improving gross margin and utilizing our joint venture, Capstone Energy Finance to provide financing options for the purchase of Capstone microturbines. We may not be able to execute the business strategy successfully and if we are unable to generate positive cash flow, potential customers may choose not to purchase our products or utilize our program. Moreover, the business strategy is based upon projections, which are in turn based upon estimates and assumptions. There can be no assurance as to the accuracy of the projections, estimates and assumptions which underlie the business strategy or as to our ability to execute the business strategy successfully.

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

Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future. In addition, as part of our business strategy, we are focusing our marketing efforts on the energy efficiency, renewable energy, natural resources, critical power, microgrid and transportation markets. We may be unable to grow our business in these target markets. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

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

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters.

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

Adverse economic conditions may prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by adverse economic conditions. Although we experience revenue growth in fiscal 2018, our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing global geopolitical tensions.

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

Net product orders for Fiscal 2018 were $42.3 million and contributed to an ending backlog of $97.3 million at March 31, 2018. The book-to-bill ratio was 1.0:1 for Fiscal 2018. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

On October 13, 2017, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, we agreed to assign to TI the right, title and interest to receivables owed to us from BPC Engineering, our former Russian distributor (“BPC”), upon TI’s payment to us of $2.5 million in three payments by February 1, 2018. We received payments from TI of approximately $0.3 million and $1.0 million under the Assignment Agreement during the three and twelve months ended March 31, 2018, respectively which was recorded as bad debt recovery. The receivables owed to us from BPC had a balance of $5.3 million as of March 31, 2018, and this balance was fully reserved. As of March 31, 2018, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the

Assignment Agreement by February 1, 2018.

In connection with the terms of the Note, we granted TI the sole distribution rights for our products and services in the Russian oil and gas sector. As a result of this appointment, TI agreed to pay us $3.8 million over a three-year period in 35 equal monthly installments starting in August 2018.

On October 13, 2017, we and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Agreement and Note. However, due to our limited business relationship with TI and the missed payments on the Assignment Agreement, we deferred recognition of the Assignment Agreement and Note until collectability is reasonably assured.

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

Due to the above amendments, we removed from product backlog orders related to BPC for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. After removal of the foregoing orders, the remaining backlog related to BPC as of March 31, 2018 comprises up to approximately 42% of our total backlog. This remaining backlog related to BPC continues to be reviewed with TI and the other new distributors in the region, and they have the right to request delivery of those backlog orders if the associated projects proceed. Nonetheless the remaining backlog related to BPC may be negatively impacted.

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

The significant decline in oil and natural gas prices beginning in late 2014 caused a reduction in our customers' spending and associated drilling and completion activities, which had an adverse effect on our revenue for multiple years. Although we have experienced an improvement in revenue during Fiscal 2018 due to a rebound in oil prices, we continue to be impacted by the volatility of the global oil and gas. If prices were to decline again, we would expect to see similar declines in our customers' spending which would have an adverse effect on our revenue. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers' liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and similar impacts.

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

We derived approximately 3% and 11% of our revenue from Russia during Fiscal 2018 and Fiscal 2017, respectively. The continuation or escalation of the current geopolitical instability in Russia and Ukraine could negatively impact our operations, sales, and future growth prospects in that region. The U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting certain oil and gas production related business activities with specified Russian and Ukrainian individuals and companies and requiring export licenses for certain of such activities. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia, the sanctions imposed by the U.S. government could be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine or elsewhere, our business, including revenue, profitability and cash flows, could be materially adversely affected. If we are unable to conduct business with certain vendors, our operations in Russia and Ukraine could be materially adversely affected.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact our business.

The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and may decide to impose import duties or other restrictions on products, components or raw materials sourced from those countries, which may include China and other countries from which we import components or raw materials. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.

Moreover, these new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A "trade war" of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.

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

Our accounts receivable balance, net of allowances, was $16.0 million and $17.0 million as of March 31, 2018 and March 31, 2017, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of Fiscal 2018 was 69 days, compared with 68 days at the end of Fiscal 2017. We recorded net bad debt recovery of approximately $1.1 million and $1.5 million during Fiscal 2018 and Fiscal 2017, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

We may experience a delay in payment or may not collect on the Accounts Receivable Assignment Agreement or Promissory Note with Turbine International, LLC.

On October 13, 2017, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with TI.

Pursuant to the terms of the Assignment Agreement, we agreed to assign to TI the right, title and interest to receivables owed to us from BPC upon TI’s payment to us of $2.5 million in three payments by February 1, 2018. We received payments from TI of approximately $0.3 million and $1.0 million under the Assignment Agreement during the three and twelve months ended March 31, 2018, respectively which was recorded as bad debt recovery. The receivables owed to us from BPC had a balance of $5.3 million as of March 31, 2018, and this balance was fully reserved. As of March 31, 2018, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Assignment Agreement by February 1, 2018.

In connection with the terms of the Note, we granted TI the sole distribution rights for our products and services in the Russian oil and gas sector. As a result of this appointment, TI agreed to pay us $3.8 million over a three-year period in 35 equal monthly installments starting in August 2018.

On October 13, 2017, we and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Agreement and Note. However, due to our limited business relationship with TI and the missed payments on the Assignment Agreement, we deferred recognition of the Assignment Agreement and Note until collectability is reasonably assured.

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

Loss of a significant customer could have a material adverse effect on our results of operations.

E-Finity accounted for approximately 16% of our revenue for Fiscal 2018. Additionally, Serba, E-Finity and Supernova, accounted for 20%, 18% and 10%, respectively, of net accounts receivable as of March 31, 2018. The loss of E-Finity or any other significant customer could have a material adverse effect on our results of operations and financial condition.

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

We face security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data. If we are unable to protect our data or the data of our customers, a security breach could damage our reputation and have a material adverse effect on our business.

As a manufacturer of high technology commercial products, we face security and cyber security threats, as well as the potential for business disruptions associated with information technology failures or cyber security attacks. Given the nature of our business, we collect process and retain sensitive and confidential customer and associate data, in addition to proprietary business information. Our business, including our turbines and related energy assets may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins and manipulations and similar disruptions, which may not be prevented by our efforts to secure our computer systems and assets, which include vulnerability scans and patching, network firewalls, identity and access management, data encryption, intrusion detection and prevention devices. Regular penetration tests of our networks are conducted by a third party service provider and we leverage any findings to further enhance our security. We also employ secure file transfer options to provide security for processing, transmission and storage of confidential information. Our critical data is backed up to a separate secured data storage facility. However, our efforts may not be able to prevent rapidly evolving types of cyber-attacks and a successful breach of our computer systems could result in misappropriation of personal, payment or sensitive business information. In addition, we rely on associates, contractors and other third parties who may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. A security breach involving confidential and proprietary data or the fleet of turbines we have deployed across the globe for our customers could damage our reputation and our ability to retain existing customers or gain new customers. The competitive advantages derived from our R&D efforts, the usefulness of our products and services, our reputation and our stock price could be impacted.  In addition, we may incur material liabilities and remediation costs as a result of a security breach and, our insurance may not be sufficient to cover the impact to the business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data and our products, our customers’ data and our customers’ turbines from a security breach, such measures cannot provide absolute security and accordingly any security breach may have a material adverse effect on our business.  Moreover, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which became effective May 2018, creates new individual privacy rights and imposes increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and compliance with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR could result in fines of up to €20 million.

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

At March 31, 2018, we had federal and state net operating loss carryforwards of approximately $657.8 million and $146.6 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our results of operations.

On December 22, 2017, U.S. President Donald Trump signed into law the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. The one-time transition tax is based on the total post-1986 earnings and profits of our foreign subsidiary that was previously deferred from U.S. income taxes. We continue to analyze the impact the Tax Act may have on our business including the impact of the total post-1986 foreign earnings and profits for our foreign subsidiary. Notwithstanding the reduction in the U.S. federal corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, guidance is still forthcoming, and no assurance can be made that future guidance will not adversely affect our business, financial condition, or operating results.

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

We have effected reductions in our operating costs and, as a result, our ability to cut costs further and sustain our business initiatives may be limited.

Beginning in late 2008, we have implemented various initiatives to reduce operating costs across all functions of the Company and focus our business efforts on our most promising near-term product opportunities. As a result of these cost-cutting initiatives, we may have a more limited ability to further reduce costs to increase our liquidity should such measures become necessary. Any further reductions may have a materially negative impact on our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our management concluded that our internal controls over financial reporting were effective as of March 31, 2018. We may in the future identify material weaknesses in our internal controls over financial reporting that we have not discovered to date. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

We are subject to a number of pending lawsuits.

We and certain of our current and former officers are named as defendants in a shareholder class action lawsuit filed in the United States District Court for the Central District of California, and in a separate but similar lawsuit brought by two individual shareholders in the United States District Court for the Central District of California. Additionally, we and certain of our current and former officers and directors are named as defendants in various state and federal derivative suits. We may be named as defendants in future lawsuits. These current and future matters may result in significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves and, to the extent available, liability insurance. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, financial condition or results of operations. In addition, any significant judgment or settlement amount may require us to incur additional indebtedness, adversely affect our liquidity and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness. See Item 3—Legal Proceedings of this Form 10-K for more information regarding currently pending legal proceedings.

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 12, 2016, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that, for 30 consecutive business days preceding the notice date, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).  On June 13, 2017 we were afforded an additional 180-day grace period to regain compliance with the minimum bid price requirement. On October 26, 2017 we regained compliance with the minimum bid price requirement. On December 18, 2017, we received a notice from the Nasdaq stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded 180 calendar days to regain compliance with the minimum bid price requirement. On April 2, 2018 we regained compliance with the minimum bid price requirement. However, there can be no assurance that we will be able to comply with the continued listing standards in the future.

If we fail to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of your investment.

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

On May 6, 2016, we and Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc., as Rights Agent, entered into a Rights Agreement (the “NOL Rights Agreement”) designed to diminish the risk that our ability to use our net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of us experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. While this NOL Rights Agreement is intended to preserve our net operating losses, it effectively deters current and future purchasers from becoming 4.99% stockholders. The NOL Rights Agreement could also make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

During the third quarter of Fiscal 2018, we consolidated our operations and offices into our Van Nuys location in Southern California. Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 79,000 square feet of leased office space, warehouse space and assembly, test space and manufacturing facility for our recuperator cores located at 16640 Stagg Street in Van Nuys, California. This lease will expire in February 2023 and we have one five‑year option to extend the term of this lease. Management believes our Van Nuys facility is adequate for our current needs. We also lease an approximately 98,000 square foot facility located at 21211 Nordhoff Street in Chatsworth, California. This lease expires in September 2019, and we have one five‑year option to extend the term of this lease. We are in the process of identifying a candidate to sublet all or a portion of our facility in Chatsworth.

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

The putative class in the Kinney Complaint is comprised of all purchasers of our securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleges that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. The parties are currently engaged in discovery. We have not recorded any liability as of March 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

Federal Individual Securities Action

An individual securities complaint was filed against us, our Chief Executive Officer, and additional unidentified defendants in the United States District Court for the Central District of California under the following caption:  FiveT Investment Management LTD, et al., v. Capstone Turbine, et al., No. 2:18-CV-03512 on April 25, 2018.  The lawsuit alleges material misrepresentations and omissions regarding our revenue, sales, and operations because of alleged improper revenue recognition and backlog calculations related to BPC.  The lawsuit alleges that these statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The complaint also asserts claims against all named defendants for fraud, negligent misrepresentation, violations of California Civil Code sections 1709 and 1710, and California Corporations Code sections 25400 and 25401.  Additionally, the complaint asserts a cause of action against the individual defendants for breach of fiduciary duty.  It demands compensatory damages for the amount of damages allegedly suffered, pre-judgment and post-judgment interest, and fees.  Defendants’ response to the complaint is currently due June 29, 2018. We have not recorded any liability as of March 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the

Court entered that proposed order. A status conference is scheduled for June 18, 2018.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. A status conference is scheduled for June 18, 2018.

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

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against us and certain of our current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively.  The lawsuits allege that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Both complaints demand damages sustained by us as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that we institute appropriate corporate governance reforms. The federal derivative actions were stayed until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 13, 2018, the Court granted the parties’ stipulation.

Shareholder Demand

By letter dated July 7, 2017 (the “Shareholder Demand”), Andre Rosowsky demanded that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. On July 25, 2017, we acknowledged receipt of the Shareholder Demand and requested information from Mr. Rosowsky sufficient to show that he had standing to make the demand. Our Board of Directors formed a committee to evaluate the Shareholder Demand in anticipation of receiving the requested information from Mr. Rosowsky.  Mr. Rosowsky has failed to respond to the request for information and therefore we believe that Mr. Rosowsky abandoned the Shareholder Demand.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “CPST”. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 12, 2016, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market stating that, for 30 consecutive business days preceding the notice date, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).  On June 13, 2017 we were afforded an additional 180-day grace period to regain compliance with the minimum bid price requirement. On October 26, 2017 we regained compliance with the minimum bid price requirement.

On December 18, 2017, we received a notice from the Nasdaq stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded 180 calendar days to regain compliance with the minimum bid price requirement. On April 2, 2018 we regained compliance with the minimum bid price requirement.

The following table sets forth the high and low sales prices for each period indicated.

	High	Low
Year Ended March 31, 2018:
First Quarter	$0.88	$0.61
Second Quarter	$0.75	$0.58
Third Quarter	$1.35	$0.67
Fourth Quarter	$1.25	$0.69
Year Ended March 31, 2017:
First Quarter	$2.70	$1.25
Second Quarter	$1.97	$1.31
Third Quarter	$1.48	$0.66
Fourth Quarter	$0.93	$0.67

As of June 4, 2018, the last reported sale price of our common stock on the Nasdaq Capital Market was $1.59 per share.

Stockholders

As of June 4, 2018, there were 239 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter ended March 31, 2018.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the fiscal year ended March 31, 2018.

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

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (combined heat and power (“CHP”) and combined cooling, heat and power (“CCHP”)), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

During Fiscal 2018, we continued to execute on our three-pronged business profitability plan to reduce operating expenses; diversify and increase revenue; and improve gross margin. During Fiscal 2018 our net loss decreased by 60% to $10.0 million and our basic and diluted loss per share improved by 75% to $0.20 compared to $25.2 million and $0.79, respectively, in the same period of the previous year. Excluding compensation expense of approximately $0.9 million with respect to our one-time Leadership Incentive Program, our net loss during Fiscal 2018 was approximately $9.0 million or $0.18 per basic and diluted loss per share. The improvement in the net loss during Fiscal 2018 was primarily the result of a reduction of operating expenses of approximately 9% from Fiscal 2017. The improvement in the net loss per share during Fiscal 2018 was primarily the result of an increase in weighted average shares outstanding to 51.3 million for Fiscal 2018 from 32.1 million for Fiscal 2017. Our accessories, parts and service revenue increased 11% to a record high of $32.0 million or 39% of total revenue compared to $28.9 million or 37% of total revenue in Fiscal 2017 as global microturbine installations and factory protection plan revenue continued to expand. Our revenue from the United States and Canadian geographic markets during Fiscal 2018, improved to approximately 47% of revenue compared to 44% of revenue the same period last year primarily because the natural resources market continues to improve. Although we have experienced an improvement in revenue during Fiscal 2018 due to a rebound in oil prices, we continue to be impacted by the volatility of the global oil and gas markets and the ongoing global geopolitical tensions. We continued to rebuild our business in the Russian market by adding additional distributors in Russia and the Commonwealth of Independent States (“CIS”) including the addition of our new distributor Turbine International, LLC (“TI”). Additionally, though the U.S. dollar has somewhat weakened against other currencies, it still continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets as we sell in U.S. dollars.

Our products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to target projects within the energy efficiency and renewal energy markets. However, we experienced growth in the natural resources market during Fiscal 2018, which we believe was primarily because oil prices rebounded above $60.00 per barrel. We have also seen interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

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

An overview of our direction, targets and key initiatives follows:

1)

Focus on Vertical Markets  Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our product shipments by vertical markets:

	Fiscal Year
	Ended March 31,
	2018	2017
Energy efficiency	47%	54%
Natural resources	38%	26%
Renewable energy	9%	7%
Critical Power Supply	4%	1%
Microgrid	2%	12%

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

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high demand power users, including high technology, health care and information systems facilities require higher levels of reliability in their power generation service. To meet these customer requirements, traditional solutions utilize UPS to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution that can both meet customer reliability requirements and reduce operating costs. We have seen continued development in the critical market segment as it relates to heath care facilities.

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbine, fuel cells and battery storage.  Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment.

Transportation

Our technology is also used in HEV applications. Our customers have applied our products in HEV applications such as transit buses and Class 7 and 8 work trucks. In these applications, the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine-powered HEV hybrids include extended range, fuel economy gains, quieter operation, reduced emissions and higher reliability when compared with traditional internal combustion engines.

Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, thereby reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Transportation is a developing market segment for us. In Fiscal 2018, transportation products were only for customer demonstrations.

Backlog

Net product orders were approximately $42.3 million and $43.8 million for Fiscal 2018 and Fiscal 2017, respectively. Ending backlog was approximately $97.3 million at March 31, 2018 compared to $113.0 at March 31, 2017. Book-to-bill ratio was 1.0:1 and 1.1:1 for Fiscal 2018 and Fiscal 2017, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

On October 13, 2017, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, we agreed to assign to TI the right, title and interest to receivables owed to us from BPC Engineering, our former Russian distributor (“BPC”), upon TI’s payment to us of $2.5 million in three payments by February 1, 2018. We received payments from TI of approximately $0.3 million and $1.0 million under the Assignment Agreement during the three and twelve months ended March 31, 2018, respectively which was recorded as bad debt recovery. The receivables owed to us from BPC had a balance of $5.3 million as of March 31, 2018, and this balance was fully reserved. As of March 31, 2018, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Assignment Agreement by February 1, 2018.

In connection with the terms of the Note, we granted TI the sole distribution rights for our products and services in the Russian oil and gas sector. As a result of this appointment, TI agreed to pay us $3.8 million over a three-year period in 35 equal monthly installments starting in August 2018.

On October 13, 2017, we and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Agreement and Note. However, due to our limited business relationship with TI and the missed payments on the Assignment Agreement, we deferred recognition of the Assignment Agreement and Note until collectability is reasonably assured.

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

Due to the above amendments, we removed from product backlog orders related to BPC for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. After removal of the foregoing orders, the remaining backlog related to BPC as of March 31, 2018 comprises up to approximately 42% of our total backlog. This remaining backlog related to BPC continues to be reviewed with TI and the other new distributors in the region, and they have the right to request delivery of those backlog orders if the associated projects proceed. Nonetheless the remaining backlog related to BPC may be negatively impacted.

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

2)

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 97 distributors, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 20 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 77 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

Effective January 1, 2018, we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities.

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

Our FPP backlog at the end of Fiscal 2018 and Fiscal 2017 was approximately $75.6 million and $77.1 million, respectively, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue in Fiscal 2018 was approximately 19% of total revenue.

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

Our product development activities during Fiscal 2018 included the completion of the new family of PowerSync controllers used for Capstone microturbines. We also improved our C65 heat recovery module and launched a new cleanable severe environment air filtration system for our line of microturbine products. In addition, our product development activities during Fiscal 2018 included research in the certification for our C200S microturbine by Underwriters Laboratories Inc. (UL) to the latest UL 1741 interconnection standards that became effective in 2016.

We are also developing a more efficient microturbine CHP system with the support of the DOE, which awarded us a grant of $5.0 million in support of this development program, of which $4.2 million was allocated to us and was used through September 30, 2015. We successfully completed the first phase of the development program on September 30, 2015 and achieved 270 kW with a prototype C250 microturbine in our development test lab. Management intends to continue with the next phase of development and commercialization after we achieve profitability. In Fiscal 2018, we completed the second phase of long-term endurance test. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization.

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

Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. However, single source suppliers with long lead times may be more challenging to transition to another supplier. We have an ongoing program to develop alternative back up suppliers for sole source parts wherever possible, however this has been challenging with low production volumes and increased pricing. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs. During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters.

We believe that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions and product mix, pricing and performance and our increasing accessories, parts and service revenue with improved gross margins, our financial model indicates that we will achieve positive cash flow when we generate $25 million in quarterly revenue with a 20% gross margin. We expect to have costs increase in certain areas in Fiscal 2019, including sales and marketing, which if not offset by an increase in revenue, would reduce margins and profitability as we have limited ability to further reduce costs.

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

•

We evaluate the carrying value of long‑lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current‑period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the asset group. The estimated fair value of the assets is determined using the best information available. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long‑lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives. We performed an analysis as of March 31, 2018 and determined that there was no impairment. See Note 5—Intangible Assets in the “Notes to Consolidated Financial Statements.”

•

Our inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value. We routinely evaluate the composition of our inventories and identify slow‑moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write‑downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write‑downs of inventories. In addition, inventories are classified as current or long‑term based on our sales forecast and also, in part, based on our projected usage for warranty claims and service. A change in forecast could impact the classification of inventories.

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

•

Our revenue consists of sales of products, parts, accessories and service, which includes FPPs, net of discounts. Our distributors purchase products, parts and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post‑commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post‑shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectability is reasonably assured. Service revenue derived from time and materials contracts is recognized as the service is performed. FPP contracts are agreements to perform certain agreed‑upon service to maintain a product for a specified period of time. Service revenue derived from FPP contracts is recognized on a straight‑line basis over the contract period. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. Effective January 1, 2018, we launched our DSS program to fund additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. Service revenue derived from DSS program began in March 2018 and is recognized on a pro rata basis as the distributors purchase our products.

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

Results of Operations

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017

The following table summarizes our revenue by geographic markets (amounts in millions):

	Year Ended March 31,
	2018	2017
	Revenue	Revenue
United States and Canada	$39.2	$33.7
Europe and Russia	15.6	22.9
Latin America	9.8	8.6
Asia and Australia	13.8	10.0
Middle East and Africa	4.4	2.0
Total	$82.8	$77.2

Revenue Revenue for Fiscal 2018 increased $5.6 million, or 7%, to $82.8 million from $77.2 million for Fiscal 2017. The change in revenue for Fiscal 2018 compared to Fiscal 2017 included increases in revenue of $5.5 million from the United States and Canadian markets, $3.8 million from the Asian and Australian markets, $2.4 million from the Middle East and African markets and $1.2 million from the Latin American market. These overall increases in revenue were offset by a decrease in revenue of $7.3 million from the European and Russian markets. The increase in revenue in the United States and Canadian markets during Fiscal 2018 compared to the same period the previous year was primarily because the natural resources and renewable energy vertical markets continues to improve. The increase in revenue in the Asian and Australian markets was primarily because we shipped more C1000 Signature Series systems into these markets during Fiscal 2018 compared to the same period last year. The increase in revenue in the Middle East and African markets during Fiscal 2018 compared to the same period in the previous year was primarily the result of our continued investment in key growth initiatives in those markets. Our revenue in the Middle East and African markets continues to be negatively impacted by the volatility of the global oil and gas markets and ongoing geopolitical tensions in these regions. The increase in revenue in the Latin American market during Fiscal 2018 compared to the same period the previous year was primarily the result of higher accessories and parts shipments. During Fiscal 2018 we experienced softness in our microturbine product shipments in Latin America related to changes in the electrical interconnect and utility tariffs in Mexico and reduced capital and operational spending, particularly in the upstream and midstream sectors of the oil and gas markets.  The decrease in revenue in the European and Russian markets during Fiscal 2018 was primarily the result of ongoing geopolitical tensions in Russia and Ukraine and a strong U.S. dollar in certain markets making our products more expensive in such markets.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2018			2017
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$50.8	49.3	264	$48.3	49.3	269

Accessories and Parts	15.9			15.0
Service	16.1			13.9
Total Accessories, Parts and Service	32.0			28.9
Total	$82.8			$77.2

For Fiscal 2018, revenue from microturbine products increased $2.5 million, or 5%, to $50.8 million from $48.3 million for Fiscal 2017. The increase in revenue was because of a favorable shift in product mix, as we sold a higher number of our C65 and C1000 Series systems during Fiscal 2018 compared to the same period last year.

Megawatts shipped was 49.3 megawatts during each of Fiscal 2018 and 2017. Average revenue per megawatt shipped was approximately $1.0 million during each of Fiscal 2018 and 2017. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For Fiscal 2018, revenue from our accessories and parts increased $0.9 million, or 6%, to $15.9 million from $15.0 million for Fiscal 2017. The increase in revenue from accessories and parts was primarily because of higher accessories shipments of our Organic Rankine Cycle (“ORC”) systems and heat recovery modules offset by lower parts shipments during Fiscal 2018 compared to the prior year. The decrease in parts shipments was primarily due to timing of certain parts sales promotions that occurred during Fiscal 2017.

Service revenue for Fiscal 2018 increased $2.2 million, or 16%, to $16.1 million from $13.9 million for Fiscal 2017. The increase in service revenue was primarily the result of our growing installed base and an increase in our energy efficiency customers purchasing our FPP service agreements. Additionally, effective January 1, 2018 we launched our Distributor Support System (“DSS program”) to fund additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. Earned revenue for our DSS program have been recorded as revenue and included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to E-Finity Distributed Generation, LLC (“E-Finity), one of our domestic distributors, accounted for 16% and 14% of our revenue for the years ended March 31, 2018 and 2017. Sales to Horizon Power Systems (“Horizon”), one of our domestic distributors, accounted for 11% of our revenue for Fiscal 2017.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $15.0 million, or 18% of revenue, for Fiscal 2018 compared to a gross margin of $1.8 million, or 2% of revenue, for Fiscal 2017. The increase in gross margin of $13.2 million, compared to Fiscal 2017 was primarily because of lower expenses associated with warranty costs of $6.1 million, a favorable shift in product mix of $4.8 million and lower production and service center labor and overhead expense of $2.4 million, offset by higher inventory charges of $0.1 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2019 by further reducing manufacturing overhead and fixed and direct material costs, and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $6.1 million during Fiscal 2018 compared to Fiscal 2017 reflects decreases in reliability repair programs, warranty accommodations, warranty claims and the result of a benefit recognized in the same period last year related to the decrease in the number of units covered under warranty in the period. During Fiscal 2017, we recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The remaining non-cash warranty provision of approximately $0.6 million for this reliability repair program was reversed during Fiscal 2018 because the program was completed. Management expects warranty expense in Fiscal 2019 to be lower than in Fiscal 2018 primarily because of a decrease in reliability repair programs.

Production and service center labor and overhead expense decreased $2.4 million during Fiscal 2018 compared to Fiscal 2017 primarily because of decreases of $0.9 million in supplies expense, $0.5 million in facilities expense, $0.3 million in salaries expense and $0.2 million in consulting expense. These decreases were primarily the result of consolidating our manufacturing process into our Van Nuys location and our cost reduction program to lower labor and overhead expenses throughout the organization. In addition, overhead allocated to finished goods inventory increased $0.5 million.

Inventory charges increased $0.1 million during Fiscal 2018 compared to Fiscal 2017 primarily as the result of a decrease in the provision for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Year Ended March 31,
	2018	2017
Gross Margin
Product	$2.9	$(6.9)
As a percentage of product revenue	6%	(14)%

Accessories, parts and service	$12.1	$8.7
As a percentage of accessories, parts and service revenue	38%	30%

Total Gross Margin	$15.0	$1.8
As a percentage of total revenue	18%	2%

Product gross margin increased to 6% during Fiscal 2018 compared to Fiscal 2017 primarily because of a decrease in warranty expense, a shift in product mix and lower production and service center labor and overhead expense in the current period. The decrease in warranty expense during Fiscal 2018 compared to Fiscal 2017 reflects the reversal of the remaining non-cash warranty provision of approximately $0.6 million during Fiscal 2018 compared to a one-time non-cash warranty provision of approximately $5.2 million that was recorded during Fiscal 2017. Accessories, parts and service gross margin increased to 38% during Fiscal 2018 compared to Fiscal 2017 primarily because of higher accessories shipments of our ORC systems and heat recovery modules, earned revenue for our DSS program, increase in energy efficiency customers purchasing our FPP service agreements and timing of FPP services performed.

Research and Development Expenses (“R&D”)  R&D expenses for Fiscal 2018 decreased $1.4 million, or 26%, to $4.0 million from $5.4 million in Fiscal 2018. The overall decrease in R&D expenses of approximately $1.4 million resulted from decreases in salaries expense of approximately $1.0 million, supplies expense of $0.2 million and facilities expense of $0.2 million, which was a result of the reduction in the number of active research projects, because of our initiatives to reduce operating expenses and achieve profitability. Management expects R&D expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 as a result of ongoing product development costs.

Selling, General and Administrative (“SG&A”) Expenses  SG&A expenses for Fiscal 2018 decreased $1.1 million, or 5%, to $19.6 million from $20.7 million for Fiscal 2017. The net decrease in SG&A expenses was comprised of decreases of approximately $0.7 million in professional services expense, including accounting expense, legal expense and bank fees, $0.3 million in facility expense, $0.3 million in supplies expense and $0.2 million in marketing expense. These decreases were offset by lower bad debt recovery of $0.4 million compared to Fiscal 2017. During the three months ended March 31, 2018 we recorded approximately $0.9 million in compensation expense in SG&A with respect to our one-time Leadership Incentive Program. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 primarily as a result of increases in allocated costs for salaries expense, shared-services and professional services, including legal and shareholder expenses.

Interest Expense  Interest expense increased $0.1 million, or 20%, to $0.6 million during Fiscal 2018 from $0.5 million for Fiscal 2017. Interest expense increased primarily from higher average balances outstanding under our credit facility. As of March 31, 2018, we had total debt of $8.5 million outstanding under the credit facility.

Income Tax Provision  Income tax expense decreased $1,000, or 5%, to $18,000 during Fiscal 2018 from $19,000 during Fiscal 2017. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of -0.2% differs from the federal and state blended statutory rate of approximately 30.8% primarily as a result of recording taxable losses. At March 31, 2018, we had federal and state net operating loss carryforwards of approximately $657.8 million and $146.6 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $173.8 million at March 31, 2018 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2017, the net deferred tax asset was fully reserved.

Impacts of Tax Legislation

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 34% to 21%. As of March 31, 2018, we have not completed our accounting for the tax effects of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $87.7 million. The provisional amount of $87.7 million was fully offset by a change in the valuation allowance.

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

(In thousands, except per share data)

	Year Ended March 31, 2018				Year Ended March 31, 2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenue	$21,061	$22,761	$19,774	$19,240	$22,921	$20,185	$14,998	$19,065
Cost of goods sold	16,292	17,804	16,758	17,001	20,802	24,184	14,328	16,066
Gross margin	4,769	4,957	3,016	2,239	2,119	(3,999)	670	2,999
Operating expenses:
R&D	796	957	1,139	1,149	1,135	1,282	1,350	1,621
SG&A	5,795	4,057	4,796	4,960	5,021	4,848	5,036	5,746
Loss from operations	(1,822)	(57)	(2,919)	(3,870)	(4,037)	(10,129)	(5,716)	(4,368)
Net loss	$(1,942)	$(323)	$(3,668)	$(4,093)	$(4,177)	$(10,686)	$(5,865)	$(4,516)
Net loss per common share—basic and diluted	$(0.04)	$(0.01)	$(0.09)	$(0.10)	$(0.12)	$(0.31)	$(0.19)	$(0.17)

During the three months ended March 31, 2018, we received approximately $0.3 million under the Assignment Agreement with TI and has been recorded as recovery of bad debts and included under SG&A.

During the three months ended March 31, 2018, we recorded approximately $0.9 million in compensation expense with respect to our one-time Leadership Incentive Program primarily included under SG&A.

The Company changed its method of accounting for warrants through the early adoption of ASU 2017-11 during the three months ended June 30, 2017 on a full retrospective basis. Because of the retrospective adoption, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $1.8 million and $0.5 million for the three months ended December 31, 2016 and three months ended March 31, 2017, respectively.

During the three months ended March 31, 2017, we recorded approximately $0.2 million in bad debt recovery with respect to the collection of cash for receivables from BPC previously reserved during Fiscal 2015. During the three months ended March 31, 2017 we made an allowance of approximately $0.5 million in cost of goods sold for slow-moving inventory in relation to our TA100 product line.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2019 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short‑term money market instruments to provide liquidity for operations and for capital preservation.

Our cash, cash equivalents and restricted cash balances decreased $0.3 million during the fiscal year ended March 31, 2018, compared to an increase of $3.0 million during the fiscal year ended March 31, 2017. The decrease in cash, cash equivalents and restricted cash during Fiscal 2018 compared to the increase in cash, cash equivalents and restricted cash during the same period last year was because of higher cash generated from financing activities primarily from the issuance of common stock warrants and underwritten public offering during Fiscal 2017 as described below.

Operating Activities During the fiscal year ended March 31, 2018, we used $8.6 million in cash in our operating activities, which consisted of a net loss for the period of $10.0 million and cash used for working capital of $2.8 million, offset by non‑cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $4.2 million. During the fiscal year ended March 31, 2017, we used $18.5 million in cash in our operating activities, which consisted of a net loss for the period of $25.2 million and cash used for working capital of $3.4 million, offset by non‑cash adjustments of $10.1 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2018	2017
Net loss	$(10,026)	$(25,244)
Non-cash operating activities(1)	4,172	10,151
Changes in operating assets and liabilities:
Accounts receivable	2,135	(1,903)
Inventories	(2,595)	1,491
Accounts payable and accrued expenses	(866)	1,405
Other changes in operating assets and liabilities	(1,461)	(4,446)
Net cash used in operating activities	$(8,641)	$(18,546)

(1)	Represents warranty provision, change in fair value of warrant liability, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the fiscal year ended March 31, 2018 compared to the same period the previous fiscal year was primarily because of the provision for warranty expenses during the fiscal year ended March 31, 2017 to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator. The change in accounts receivable was the result of higher revenue and higher collection of accounts receivable during the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017. The change in inventory was primarily the result of an increase in finished goods during the fiscal year ended March 31, 2018 compared to the same period the previous fiscal year. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the fiscal year ended March 31 2018 compared to the same period the previous fiscal year. The change in other operating assets and liabilities was primarily because of a reduction in warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines during the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017.

Investing Activities  Net cash used in investing activities of $1.8 million and $0.2 million during the fiscal years ended March 31, 2018 and 2017 relates primarily to the acquisition of fixed assets and leasehold improvements made to our Van Nuys location, respectively. During the fiscal year ended March 31, 2018, we consolidated our operations and offices into our Van Nuys, California location from our Chatsworth, California location.

Financing Activities  During the fiscal year ended March 31, 2018, we generated approximately $10.1 million in financing activities compared to cash generated during the fiscal year ended March 31, 2017 of approximately $21.7 million. The funds generated from financing activities during the fiscal year ended March 31, 2018 were primarily the result of proceeds from the at-the-market offering program and the October 2017 exercise of warrants described below, offset by net repayments under the credit facility and the repayment of notes payable and capital lease obligations. The funds generated from financing activities during Fiscal 2017 were primarily the result of proceeds from the October 2016 offering of common stock and warrants and the April 2016 underwritten public offering described below, offset by net repayments under the credit facility and the repayments of notes payable and capital lease obligations.

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

On October 18, 2016, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to sell 3,600,000 shares of common stock, pre-funded Series B warrants to purchase up to 2,700,000 shares of common stock (“the October 2016 Offering”), and Series A warrants to purchase up to 6,300,000 shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, we engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which is payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants were approved by our stockholders at the 2017 annual meeting of stockholders held on August 31, 2017 and exercise price of the warrants were adjusted to $0.60 per share. The value of this down round feature was measured using the Binomial valuation model and resulted in a loss of approximately and $0.7 million during the fiscal year ended March 31, 2018. The net proceeds to us from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016.  On April 13, 2018, a warrant holder exercised its rights to the warrant agreement to exercise on a cashless basis 5,760,000 Series A warrants at an exercise price of $0.60 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 3,806,243 shares of common stock.

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

Effective August 28, 2015, we entered into a sales agreement with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended March 31, 2018, we issued 6.7 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $5.3 million after deducting commissions paid of approximately $0.2 million. During Fiscal 2018, we issued 16.0 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $11.9 million after deducting commissions paid of approximately $0.3 million. As of March 31, 2018, 23.3 million shares of our common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to us from the sale of the common stock were approximately $24.6 million after deducting commissions paid of approximately $0.7 million. As of March 31, 2018, $4.1 million remained available for issuance with respect to the at-the-market offering program. As of the date of the issuance of our Fiscal 2018 financial statements, we issued 2.8 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $3.8 million after deducting commissions paid of approximately $0.1 million since April 1, 2018. This completed the at-the-market offering program with Cowen. We intend to enter into a new at-the-market offering program to provide the company additional liquidity if necessary.

There were no stock options exercised during the years ended March 31, 2018 and 2017, respectively. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $22,000 of net cash used during the fiscal year ended March 31, 2018, compared with $16,000 of net cash used during the fiscal year ended March 31, 2017.

Former Credit Facility  We maintained two Credit Agreements, with Wells Fargo, which provided us with a line of credit of up to $20.0 million in the aggregate (the “Credit Agreements”). The twelfth amendment to the Credit Agreements provided us the right, under certain circumstances, to increase the borrowing capacity available under our revolving lines of credit to an aggregate maximum of $20.0 million from an aggregate maximum of $15.0 million (the “Accordion Feature”). In addition, Wells Fargo provided us with a non-revolving capital expenditure line of credit up to $0.5 million to acquire additional eligible equipment for use in our business. Effective as of June 30, 2015, we exercised the Accordion Feature, thereby increasing the maximum borrowing capacity available to a maximum of $20.0 million. The amount actually available to us varied from time to time depending on, among other factors, the amount of our eligible inventory and accounts receivable. As security for the payment and performance of the credit facility, we granted a security interest in favor of Wells Fargo in substantially all of our assets. As of March 31, 2017, $11.5 million in borrowings were outstanding under the credit facility.

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

New Credit Facility  On June 2, 2017, we entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program.  Under the terms of the Bridge Bank Credit Agreements, we may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of our eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019. As of March 31, 2018, $8.5 million in borrowings were outstanding under the new credit facility.

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

On June 1, 2018, the Company entered into a letter agreement (the “Letter Agreement”) with Bridge Bank. The Letter Agreement extended the maturity date under the Company’s Bridge Bank Credit Agreements from June 2, 2019 to June 2, 2021. The Letter Agreement increased the line of credit to an amount up to $15.0 million from $12.0 million. Additionally, the Letter Agreement reduced the per annum interest from prime rate plus 1.50 percent to 1.0 percent; the facility fee from 0.625% to 0.5%; and the cash collateral held at Bridge Bank from 42% to 40%, which is $6.0 million of the $15.0 million facility, as well as no fee for early termination.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”) requires us not to exceed specified levels of losses relative to our financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on our business. An event of default for this or any other reason, if not waived, could have a material adverse effect on us. As of March 31, 2018 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2018.

Working Capital Cash used in working capital was $2.8 million during the fiscal year ended March 31, 2018, an decrease of $0.6 million from the $3.4 million cash used during the fiscal year ended March 31, 2017. We attribute the decrease in our working capital requirements primarily because of lower accounts receivable and warranty payments offset by higher finished goods inventory and an increase in accounts payable payments. The increase in finished goods was primarily because we didn’t fully achieve our planned number of product shipments during the fiscal year ended March 31, 2018.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2018 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. Our working capital requirements during the fiscal year ended March 31, 2018 were in-line with management’s expectations, which included higher collection of accounts receivable and the continued management of the timing of payments of accounts payable. However, we didn’t fully achieve our planned number of product shipments during the fiscal year ended March 31, 2018, resulting in an increase in finished goods inventory. The Company incurred a net loss of $10.0 million and used cash in operating activities of $8.6 million during the fiscal year ended March 31, 2018. The Company also had capital expenditures related to the consolidation of its facilities during the fiscal year ended March 31, 2018, which contributed to the cash used in investing activities. As of March 31, 2018, the Company had cash, cash equivalents and restricted cash of $19.4 million, and outstanding borrowings under its credit facility of $8.5 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under our credit facility and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of our Fiscal 2018 financial statements, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of its Fiscal 2018 financial statements.

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

Our accounts receivable balance, net of allowances, was $16.0 million and $17.0 million as of March 31, 2018 and March 31, 2017, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by one day to 69 days as of March 31, 2018 compared to 68 days as of March 31, 2017. We recorded net bad debt recovery of approximately $1.1 million and $1.5 million for the years ended March 31, 2018 and 2017, respectively.

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

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the fiscal years ended March 31, 2018 and 2017. In an effort to offset the adverse impact of inflation on earnings, we have historically raised selling prices on all products, parts, accessories and services. However, any future adverse impact of inflation on our raw materials and energy costs may not be similarly recoverable through our selling price increases.

Impact of Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The Company adopted this ASU, which resulted in no adjustment to retained earnings.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, our estimated income tax is considered provisional and our analysis is expected to be finalized by the end of the 2018 calendar year.

In July 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2017-11 for the three months ended June 30, 2017, and retrospectively applied ASU 2017-11 as required. See Note 10—Fair Value Measurements for further discussion on changes as a result of the adoption of ASU 2017-11.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, April 2016, May 2016 and December 2016 the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), respectively, to amend certain guidance in ASU 2014-09. Topic 606 allows for either a retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date.

We plan to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on April 1, 2018. We have developed our plan for implementing the new standard, which includes, but is not limited to, identifying contract populations and “in scope” customer contracts, identifying performance obligations in those customer contracts, and evaluating any impact of variable consideration. We have evaluated the transition methods and will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts that are not completed at the date of initial application. Under this method, we would not restate the prior financial statements presented, therefore the new standard requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during the fiscal year ending March 31, 2019, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

The impact that the new revenue recognition standard will have on our consolidated financial statements and disclosures has not yet been fully assessed.  However, we do not expect the provisions of the new standard to have a material effect on the timing or amount of revenue we recognize. Our assessment also includes determining the impact the new standard may have on the revenue reporting processes, including disclosures, ensuring internal controls will operate effectively with the new standard and performing gap analyses on collected data and determining the relative accounting positions where applicable. Included in our assessment of the new standard, is the potential impact on sales commissions and the term over which they will amortize.

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

In connection with the preparation of this Form 10‑K for the fiscal year ended March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2018 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms prescribed by the SEC. Additionally, such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of March 31, 2018.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

The information required by this Item will be included in the Company’s 2018 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.  Executive Compensation.

The information required by this Item will be included in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Firm Fees and Services.

The information required by this Item will be included in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  1. and 2. Financial statements and financial statement schedule

The financial statements, notes and financial statement schedule are listed in the Index to Consolidated Financial Statements on page F‑1 of this Report.

3. Exhibits

The exhibits filed as part of this Form 10-K are set forth on the Exhibit Index immediately preceding the signatures of this Form 10-K. The Exhibit Index is incorporated herein by reference.

Item 16.  Form 10-K Summary.

Not applicable.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

Financial statement schedules not included in this Form 10‑K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Capstone Turbine Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Irvine, California

June 7, 2018

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$14,408	$14,191
Restricted cash	5,000	5,514
Accounts receivable, net of allowances of $5,744 at March 31, 2018 and $6,845 at March 31, 2017	15,968	17,003
Inventories, net	15,633	14,538
Prepaid expenses and other current assets	2,803	3,073
Total current assets	53,812	54,319
Property, plant and equipment, net	2,859	2,115
Non-current portion of inventories	1,041	961
Intangible assets, net	411	651
Other assets	250	225
Total assets	$58,373	$58,271
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$13,503	$14,719
Accrued salaries and wages	1,588	1,819
Accrued warranty reserve	1,682	3,766
Deferred revenue	6,596	5,050
Revolving credit facility	8,527	11,533
Current portion of notes payable and capital lease obligations	192	302
Total current liabilities	32,088	37,189
Long-term portion of notes payable and capital lease obligations	130	26
Other long-term liabilities	396	158
Total liabilities	32,614	37,373
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 57,062,598 shares issued and 56,916,646 shares outstanding at March 31, 2018; 38,920,174 shares issued and 38,803,630 shares outstanding at March 31, 2017	57	39
Additional paid-in capital	889,585	874,697
Accumulated deficit	(862,225)	(852,199)
Treasury stock, at cost; 145,952 shares at March 31, 2018 and 116,544 shares at March 31, 2017	(1,658)	(1,639)
Total stockholders’ equity	25,759	20,898
Total liabilities and stockholders' equity	$58,373	$58,271

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2018	2017
Revenue:
Product, accessories and parts	$66,754	$63,325
Service	16,083	13,844
Total revenue	82,837	77,169
Cost of goods sold:
Product, accessories and parts	56,590	64,453
Service	11,266	10,927
Total cost of goods sold	67,856	75,380
Gross margin	14,981	1,789
Operating expenses:
Research and development	4,040	5,388
Selling, general and administrative	19,609	20,651
Total operating expenses	23,649	26,039
Loss from operations	(8,668)	(24,250)
Other expense	(2)	(49)
Interest income	9	31
Interest expense	(606)	(536)
Change in warrant valuation	(741)	(421)
Loss before provision for income taxes	(10,008)	(25,225)
Provision for income taxes	18	19
Net loss	$(10,026)	$(25,244)

Net loss per common share—basic and diluted	$(0.20)	$(0.79)
Weighted average shares used to calculate basic and diluted net loss per common share	51,339	32,074

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2016	23,857,516	$24	$853,288	$(826,955)	103,643	$(1,617)	$24,740
Purchase of treasury stock	—	—	—	—	12,901	(22)	(22)
Vested restricted stock awards	96,111	—	—	—	—	—	—
Stock-based compensation	—	—	706	—	—	—	706
Exercise of stock options and employee stock purchases	10,063	—	9	—	—	—	9
Stock awards to Board of Directors	65,167	—	104	—	—	—	104
Issuance of common stock, net of issuance costs	14,891,317	15	20,590		—	—	20,605
Net loss	—	—	—	(25,244)	—	—	(25,244)
Balance, March 31, 2017	38,920,174	39	874,697	(852,199)	116,544	(1,639)	20,898
Purchase of treasury stock	—	—	—	—	29,408	(19)	(19)
Vested restricted stock awards	239,742	—	17	—	—	—	17
Stock-based compensation	—	—	586	—	—	—	586
Exercise of stock options and employee stock purchases	5,836	—	4	—	—	—	4
Stock awards to Board of Directors	3,969	—	(14)	—	—	—	(14)
Issuance of common stock, net of issuance costs	15,964,127	16	11,820	—	—	—	11,836
Warrants exercised	1,928,750	2	1,734	—	—	—	1,736
Change in warrants valuation	—	—	741	—	—	—	741
Net loss	—	—	—	(10,026)	—	—	(10,026)
Balance, March 31, 2018	57,062,598	$57	$889,585	$(862,225)	145,952	$(1,658)	$25,759

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(10,026)	$(25,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,170	1,577
Amortization of deferred financing costs	202	173
Reduction in accounts receivable allowances	(1,099)	(1,525)
Inventory provision	1,420	1,278
Provision for warranty expenses	942	7,052
Loss on disposal of equipment	210	365
Stock-based compensation	586	810
Change in warrant valuation	741	—
Warrant issuance expenses	—	421
Changes in operating assets and liabilities:
Accounts receivable	3,222	(1,903)
Inventories	(2,595)	1,491
Prepaid expenses and other current assets	10	(117)
Accounts payable and accrued expenses	(866)	1,405
Accrued salaries and wages and long term liabilities	9	(87)
Accrued warranty reserve	(3,026)	(4,925)
Deferred revenue	459	683
Net cash used in operating activities	(8,641)	(18,546)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(1,752)	(204)
Net cash used in investing activities	(1,752)	(204)
Cash Flows from Financing Activities:
Net (repayments of) proceeds from revolving credit facility	(3,006)	2,074
Repayment of notes payable and capital lease obligations	(457)	(497)
Cash used in employee stock-based transactions	(22)	(16)
Net proceeds from issuance of common stock and warrants	13,581	20,188
Net cash provided by financing activities	10,096	21,749
Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	(297)	2,999
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	19,705	16,706
Cash, Cash Equivalents and Restricted Cash, End of Year	$19,408	$19,705
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$414	$363
Income taxes	$30	$24
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$—	$45
Renewal of insurance contracts which was financed by notes payable	$422	$503

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources and critical power supply. In addition, the Company’s microturbines can be used as battery charging generators for hybrid electric vehicles and to provide power to a vessel’s electrical loads in marine applications. The Company also remanufacture microturbine engines and provide aftermarket parts and services. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

This Annual Report on Form 10‑K (this “Form 10‑K”) refers to the Company’s fiscal years ended March 31 as its “Fiscal” years.

The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, Capstone Turbine Singapore Pte., Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions. The Company closed its wholly owned subsidiary, Capstone Turbine Singapore Pte., Ltd and is in the process of dissolving the corporate structure related to this entity.

2. Summary of Significant Accounting Policies

Cash Equivalents  The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents.

Restricted Cash As a condition of the two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”) the Company has restricted $5.0 million of cash equivalents as additional security for the credit facility.

Fair Value of Financial Instruments  The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, revolving credit facility and notes payable approximate fair market value based on their short‑term nature. See Note 10—Fair Value Measurements, for disclosure regarding the fair value of other financial instruments.

Accounts Receivable  Trade accounts receivable are recorded at the invoiced amount and are typically non‑interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances. Changes in the accounts receivable allowances are as follows as of March 31, 2018 and 2017 (in thousands):

Balance, March 31, 2016	$8,909
Recovery of bad debt	(1,525)
Bad debt write-off	(539)
Balance, March 31, 2017	$6,845
Recovery of bad debt	(1,099)
Bad debt write-off	(2)
Balance, March 31, 2018	$5,744

Inventories  The Company values inventories at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value. The composition of inventory is routinely evaluated to identify slow-moving, excess,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company’s products. All inventories expected to be used in more than one year are classified as long-term.

Depreciation and Amortization  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Leasehold improvements are amortized over the lease term or the estimated useful lives of the assets, whichever is shorter. Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method with the exception of the backlog of 100 kW microturbines (“TA100”) acquired from Calnetix Power Solutions, Inc. (“CPS”). Purchased backlog is amortized based on unit sales and is presented as a component of cost of goods sold.

Long-Lived Assets  The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write‑down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2018 and determined that no impairment was necessary. See Note 5—Intangible Assets.

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

Service performed by the Company has consisted primarily of time and materials based contracts. The time and materials contracts are usually related to out‑of‑warranty units. Service revenue derived from time and materials contracts is recognized as the service is performed. The Company also provides maintenance service contracts to customers of its existing installed base. The maintenance service contracts are agreements to perform certain services to maintain a product for a specified period of time. Service revenue derived from maintenance service contracts is recognized on a straight‑line basis over the contract period. Effective January 1, 2018, the Company launched its Distributor Support System (“DSS program”) to fund additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. Service revenue derived from DSS program began in March 2018 and is recognized on a pro rata basis as the distributors purchase our products.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Research and Development (“R&D”)  The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. There were no offsets to R&D during the fiscal years ended March 31, 2018 and 2017.

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

Risk Concentrations  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2018, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $19.2 million as of March 31, 2018. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Sales to E‑Finity Distributed Generation, LLC (“E‑Finity”), one of the Company’s domestic distributors, accounted for 16% and 14% of the Company’s revenue for the fiscal years ended March 31, 2018 and 2017, respectively. Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 11% of the Company’s revenue for the fiscal year ended March 31, 2017. Additionally, Serba Dinamik Sdn Bhd (“Serba”), one of the Company’s Malaysian distributors, E-Finity, and Supernova Energy Services SAS (“Supernova”), one of the Company’s Colombian distributors, accounted for 20%, 18% and 10%, respectively, of net accounts receivable as of March 31, 2018. E-Finity, DTC Soluciones Inmobiliarias S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors and Reliable Secure Power Systems (“RSP”), one of the Company’s domestic distributors, accounted for 29%, 12% and 10%, respectively, of net accounts receivable as of March 31, 2017.

On October 13, 2017, the Company entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, the Company agreed to assign to TI the right, title and interest to receivables owed to the Company from BPC Engineering, its former Russian distributor (“BPC”), upon TI’s payment to the Company of $2.5 million in three payments by February 1, 2018. The Company received payments from

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TI of approximately $0.3 million and $1.0 million under the Assignment Agreement during the three and twelve months ended March 31, 2018, respectively which was recorded as bad debt recovery. The receivables owed to the Company from BPC had a balance of $5.3 million as of March 31, 2018, and this balance was fully reserved. As of March 31, 2018, the right, title and interest to the accounts receivables owed to the Company from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Assignment Agreement by February 1, 2018.

In connection with the terms of the Note, the Company granted TI the sole distribution rights for its products and services in the Russian oil and gas sector. As a result of this appointment, TI agreed to pay the Company $3.8 million over a three-year period in 35 equal monthly installments starting in August 2018.

On October 13, 2017, the Company and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Agreement and Note. However, due to the Company’s limited business relationship with TI and the missed payments on the Assignment Agreement, the Company deferred recognition of the Assignment Agreement and Note until collectability is reasonably assured.

On June 5, 2018, the Company entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to the Company from BPC will be contingent upon TI’s payment to the Company of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay the Company $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019. See Note 15—Subsequent Events for discussion with respect to an amendment to the Assignment Agreement and Note.

The Company recorded bad debt recoveries of approximately $1.1 million and $1.5 million for the fiscal years ended March 31, 2018 and 2017, respectively. As of March 31, 2015, the Company had an amount owed of approximately $8.1 million by BPC.  As of March 31, 2018, the Company collected cumulatively approximately $1.8 million from BPC on their accounts receivable allowance. Additionally, the Company collected approximately $1.0 million from TI, under the terms of the Assignment Agreement. The remaining balance is $5.3 million as of March 31, 2018 and this balance was fully reserved.

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

Net Loss Per Common Share  Basic loss per common share is computed using the weighted‑average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2018 and 2017 were 0.2 million and 0.3 million, respectively. Outstanding restricted stock units at March 31, 2018 and 2017 were 2.0 million and 0.3 million, respectively. As of March 31, 2018 and 2017, the number of warrants excluded from diluted net loss per common share computations was approximately 8.5 million and 10.4 million, respectively.

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

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its Fiscal 2018 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. The Company’s working capital requirements during the fiscal year ended March 31, 2018 were in-line with management’s expectations, which included higher collection of accounts receivable and the continued management of the timing of payments of accounts payable. However, we didn’t fully achieve our planned number of product shipments during the fiscal year ended March 31, 2018, resulting in an increase in finished goods inventory. The Company incurred a net loss of approximately $10.0 million and used cash in operating activities of approximately $8.6 million during the fiscal year ended March 31, 2018. The Company also had capital expenditures related to the consolidation of its facilities in Fiscal 2018 which contributed to the cash used in investing activities. As of March 31, 2018, the Company had cash, cash equivalents and restricted cash of approximately $19.4 million, and outstanding borrowings under its credit facility of approximately $8.5 million.

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

On June 2, 2017, the Company, entered into Bridge Bank Credit Agreements Bridge Bank, with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program. Under the terms of the Bridge Bank Credit Agreements, the Company may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of its eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019. See Note 11—Revolving Credit Facility, for discussion of the credit facilities with Bridge Bank.

The Company maintained two Credit and Security Agreements, with Wells Fargo Bank, National Association (“Wells Fargo”), which provided the Company with a credit facility up to $20.0 million in the aggregate. Upon closing with Bridge Bank the Company’s existing credit facilities with Wells Fargo, were paid off in full.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under its credit facility with Bridge Bank and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of its Fiscal 2018 financial statements, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of its Fiscal 2018 financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2018	2017
United States	$39,100	$33,746
Mexico	2,007	2,777
All other North America	158	—
Total North America	41,265	36,523
Russia	2,824	8,379
All other Europe	12,762	14,537
Total Europe	15,586	22,916
Asia	8,378	4,960
Australia	5,443	4,985
All other	12,165	7,785
Total Revenue	$82,837	$77,169

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended March 31,
	2018	2017
C30	$1,694	$2,608
C65	12,740	11,985
C200	2,832	1,878
C600	9,057	5,058
C800	6,461	4,615
C1000	17,886	21,537
Waste heat recovery generator	—	100
Unit upgrades	143	512
Total from Microturbine Products	50,813	48,293
Accessories and Parts	15,941	15,032
Total Product, Accessories and Parts	66,754	63,325
Service	16,083	13,844
Total Revenue	$82,837	$77,169

Substantially all of the Company’s operating assets are in the United States.

Recent Accounting Pronouncements In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The Company adopted this ASU, which resulted in no adjustment to retained earnings.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, our estimated income tax is considered provisional and our analysis is expected to be finalized by the end of

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the 2018 calendar year.

In July 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2017-11 for the three months ended June 30, 2017, and retrospectively applied ASU 2017-11 as required. See Note 10—Fair Value Measurements for further discussion on changes as a result of the adoption of ASU 2017-11.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, April 2016, May 2016 and December 2016 the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), respectively, to amend certain guidance in ASU 2014-09. Topic 606 allows for either a retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date.

The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on April 1, 2018. We have developed our plan for implementing the new standard, which includes, but is not limited to, identifying contract populations and “in scope” customer contracts, identifying performance obligations in those customer contracts, and evaluating any impact of variable consideration. The Company has evaluated the transition methods and will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts that are not completed at the date of initial application. Under this method, the Company would not restate the prior financial statements presented, therefore the new standard requires the Company to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during the fiscal year ending March 31, 2019, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

The impact that the new revenue recognition standard will have on the Company’s consolidated financial statements and disclosures has not yet been fully assessed.  However, the Company does not expect the provisions of the new standard to have a material effect on the timing or amount of revenue it recognizes. The Company’s assessment also includes determining the impact the new standard may have on the revenue reporting processes, including disclosures, ensuring internal controls will operate effectively with the new standard and performing gap analyses on collected data and determining the relative accounting positions where applicable.

3. Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of March 31, 2018 and 2017 (in thousands):

During Fiscal 2017, we recorded an allowance of approximately $0.5 million for slow-moving inventory in relation to our TA100 product line.
	March 31,	March 31,
	2018	2017
Raw materials	$17,981	$21,075
Work in process	111	—
Finished goods	4,076	464
Total	22,168	21,539
Less inventory reserve	(5,494)	(6,040)
Less non-current portion	(1,041)	(961)
Current portion	$15,633	$14,538

Inventory reserve as of March 31, 2017 includes an allowance of approximately $0.5 million for slow-moving inventory in relation to our TA100 product line.

The non‑current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non‑current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non‑current portion of inventories on hand as of March 31, 2018 is 1.5 years. The Company expects to use the non‑current portion of the inventories on hand as of March 31, 2018 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$411
25 to 36 months	630
Total	$1,041

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2018 and 2017 consisted of the following (in thousands):

	March 31,	March 31,
	2018	2017
Machinery, rental equipment, equipment, automobiles and furniture	$15,481	$17,657
Leasehold improvements	10,949	9,870
Molds and tooling	2,904	2,866
	29,334	30,393
Less, accumulated depreciation	(26,475)	(28,278)
Total property, plant and equipment, net	$2,859	$2,115

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant and equipment was $0.9 million and $1.3 million for the fiscal years ended March 31, 2018 and 2017, respectively.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2018
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,829	411
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,295	$411

	March 31, 2017
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,684	$16
Technology	10 years	2,240	1,605	635
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,055	$651

Amortization expense for the intangible assets was $0.3 million for each of the fiscal years ended March 31, 2018 and 2017.

Expected future amortization expense of intangible assets as of March 31, 2018 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2019	224
2020	187
Total expected future amortization	$411

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per‑unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $30,900 and $32,100 were earned by Solar for the fiscal years ended March 31, 2018 and 2017, respectively. Earned royalties of approximately $8,000 and $10,000 were unpaid as of March 31, 2018 and 2017, respectively, and are included in accrued expenses in the accompanying balance sheets.

6. Accrued Warranty Reserve

During the fiscal year ended March 31, 2017, the Company recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively selected non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The remaining non-cash warranty provision of approximately $0.6 million for this reliability repair program was reversed during the fiscal year ended March 31, 2018 because the program was completed. Changes in the accrued warranty reserve are as follows as of March 31, 2018 and 2017 (in thousands):

	2018	2017
Balance, beginning of the period	$3,766	$1,639
Standard warranty provision	1,702	1,944
Accrual related to reliability repair programs	(760)	5,108
Deductions for warranty claims	(3,026)	(4,925)
Balance, end of the period	$1,682	$3,766

7. Deferred Revenue

Changes in deferred revenue are as follows as of March 31, 2018 and 2017 (in thousands):

	2018	2017
FPP Balance, beginning of the period	$3,414	$2,929
FPP Billings	15,138	13,447
FPP Revenue recognized	(15,003)	(12,962)
Balance attributed to FPP contracts	3,549	3,414
Distributor Support System	1,087
Deposits	1,960	1,636
Deferred revenue balance, end of the period	$6,596	$5,050

Deferred revenue attributed to FPP contracts represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

8. Income Taxes

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes for the fiscal year ended March 31, 2018 was $18,000, which was related to state income and foreign taxes. The Company did not have current federal income taxes for the fiscal year ended March 31, 2018.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 34% to 21%. As of March 31, 2018, we have not completed our accounting for the tax effects of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was $87.7 million. The provisional amount of $87.7 million was fully offset by a change in the valuation allowance.

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average tax rate for the fiscal year of enactment. As a result of the Act, for the year ended March 31, 2018 the blended federal statutory rate was 30.79%. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2018	2017
Federal income tax benefit at the statutory rate	$(3,082)	$(8,127)
State taxes, net of federal effect	(376)	(225)
Foreign taxes	10	31
R&D tax credit	—	(298)
Expiring NOLs and tax credits	12,115	—
Impact of state rate change	—	(270)
Warrant liability	—	(474)
Valuation allowance	(95,547)	5,918
Enactment of Tax Cuts and Jobs Act	87,697	—
Shortfall in tax benefit—stock compensation	11	3,352
True-up	(1,217)	—
Other	407	112
Income tax expense	$18	$19

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2018 and 2017 (in thousands):

	Year Ended March 31,
	2018	2017
Deferred tax assets:
Inventories	$1,954	$2,921
Warranty reserve	415	1,383
Bad debt reserve	1,417	2,514
Deferred revenue	1,144	1,254
Net operating loss (“NOL”) carryforwards	151,137	244,874
Tax credit carryforwards	18,663	19,784
Depreciation, amortization and impairment loss	2,766	2,505
Other	1,312	2,517
Deferred tax assets	178,808	277,752
Valuation allowance for deferred tax assets	(173,752)	(269,299)
Deferred tax assets, net of valuation allowance	5,056	8,453
Deferred tax liabilities:
Federal benefit of state taxes	(5,056)	(8,453)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in valuation allowance for fiscal years ended March 31, 2018 and 2017 was $95.5 million and $17.0 million, respectively.

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2018 were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL	$657,752	2019 - 2038
State NOL	$146,628	2028 - 2038
Federal tax credit carryforwards	$8,971	2019 - 2038
State tax credit carryforwards	$9,692	Indefinite

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

Accounting Standards Codification (“ASC”) 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2018 and 2017 was $2.5 million and $2.8 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2018 or March 31, 2017. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2018 and March 31, 2017 was $2.5 million and $2.8 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2018 and 2017 was $9.0 million and $10.2 million, and $10.2 million and $9.8 million, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2016	$2,701
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	124
Lapse of statute of limitations	—
Balance at March 31, 2017	$2,825
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(358)
Balance at March 31, 2018	$2,467

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2013. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company’s evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2018. When applicable, the Company accounts for interest and penalties generated by tax contingencies as

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest and other expense, net in the statements of operations.

9. Stockholders’ Equity

The following table summarizes, by statement of operations line item, stock-based compensation expense for the fiscal years ended March 31, 2018 and 2017 (in thousands):

	Year Ended March 31,
	2018	2017
Cost of goods sold	$52	$65
Research and development	21	29
Selling, general and administrative	513	716
Stock-based compensation expense	$586	$810

2000 and 2017 Equity Incentive Plans

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Turbine Corporation 2017 Equity Incentive Plan (the “2017 Plan”) which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provides for awards of up to 3,000,000 shares of common stock. The 2017 Plan is administered by the Compensation Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. As of March 31, 2018, there were 1,058,703 shares available for future grants under the 2017 Plan.

Stock Options

The Company issued stock options under the 2000 Plan and issues stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. During the fiscal year ended March 31, 2017, the Company established an accounting policy election to assume zero forfeiture for stock options and account for forfeitures when they occur through the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for fiscal year ended March 31, 2018, is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2017	314,537	$15.48
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(102,145)	$4.62
Options outstanding at March 31, 2018	212,392	$20.71	2.8	—
Options fully vested at March 31, 2018 and those expected to vest beyond March 31, 2018	212,392	$20.71	2.8	—
Options exercisable at March 31, 2018	212,392	$20.71	2.8	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during the fiscal year ended March 31, 2018. The Company calculated the estimated fair value of each stock option granted during the fiscal year ended March 31, 2017 on the date of grant using the Black Scholes valuation method and the following weighted average assumptions:

Year Ended March 31,
2017
Risk-free interest rates	1.3%
Expected lives (in years)	5.7
Dividend yield	—%
Expected volatility	133.9%
Weighted average grant date fair value of options granted during the period	$1.52

The Company’s computation of expected volatility for the fiscal year ended March 31, 2017 was based on historical volatility. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. Management has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. The Company recorded expense of approximately $16,900 and $20,000 associated with its stock options for the fiscal years ended March 31, 2018 and 2017, respectively. There were no unvested stock option awards as of March 31, 2018.

Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issues restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. During the fiscal year ended March 31, 2017, the Company established an accounting policy election to assume zero forfeiture for restricted stock units and account for forfeitures when they occur through the adoption of ASU 2016-09. The restricted stock units vest in equal installments over a period of four years. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock unit activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2017	316,709	$2.85
Granted	1,986,384	0.83
Vested and issued	(239,742)	2.65
Forfeited	(51,740)	1.73
Nonvested restricted stock units outstanding at March 31, 2018	2,011,611	0.90
Restricted stock units expected to vest beyond March 31, 2018	2,011,588	$0.90

The following table provides additional information on restricted stock units for the Company’s fiscal years ended March 31, 2018 and 2017:

	Year Ended March 31,
	2018	2017
Restricted stock compensation expense (in thousands)	$566	$686
Aggregate fair value of restricted stock units vested and issued (in thousands)	$157	$132
Weighted average grant date fair value of restricted stock units granted during the period	$0.83	$1.64

As of March 31, 2018, there was approximately $1.5 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.2 years.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan and issues restricted stock awards under the 2017 Plan to employees and non-employee directors. During the fiscal years ended March 31, 2018 and 2017 the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock awards activity for the Company’s fiscal years ended March 31, 2018 and 2017:

	Year Ended March 31,
	2018	2017
Restricted stock awards compensation expense (in thousands)	$3	$104
Restricted stock awards granted	3,969	65,167
Weighted average grant date fair value of restricted stock awards granted during the period	$0.63	$1.59

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the current amendment, 70,000 shares of the Company’s common stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s common stock available increased by 500,000 shares which reserved for issuance a total of 570,000 shares of common stock. Under the ESPP, shares of the Company’s common stock are issued upon exercise of the purchase rights. The ESPP will continue by its terms through June 30, 2020, unless terminated sooner. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question. During the fiscal years ended March 31, 2018 and 2017, the Company issued a total of 5,836 shares and 10,063 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the ESPP. As of March 31, 2018, there were 498,921 shares available for future grant under the ESPP.

Grants outside of the 2000 and 2017 Plans

As of March 31, 2017, the Company had outstanding 88,930 non-qualified common stock options and 14,820 restricted stock units issued outside of the 2000 and 2017 Plans. The Company granted these stock options and restricted stock units during Fiscal 2017 as inducement grants to its former Vice President, Manufacturing of the Company, with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

Although the options and restricted stock units were not granted under the 2000 and 2017 Plans, they are governed by terms and conditions identical to those under the 2000 and 2017 Plans. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. All outstanding options have a contractual term of ten years. The restricted stock units vest in equal installments over a period of four years.

Stockholder Rights Plan

On May 6, 2016, the Company entered into a rights agreement (the “NOL Rights Agreement”) with Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc., as rights agent. In connection with the NOL Rights Agreement, the Company’s Board authorized and declared a dividend distribution of one preferred stock purchase right (a “New Right”) for each share of the Company’s common stock authorized and outstanding. Each New Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $8.76 per unit, subject to adjustment. The description and terms of the New Rights are set forth in the NOL Rights Agreement.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At the 2017 Annual Meeting, the stockholders approved the NOL Rights Agreement.

Offerings of Common Stock and Warrants and At-the-Market Offering Program

On October 26, 2017, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with a holder of the Series A warrants (the “Exercising Holder”), which Exercising Holder owns Series A warrants exercisable for 1,928,750 shares of Common Stock. Pursuant to the Exercise Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise its Series A warrants with respect to 1,928,750 shares of Common Stock underlying such Series A warrants for a reduced exercise price equal to $0.90 per share. On October 27, 2017, the Company received net proceeds of approximately $1.7 million from the exercise of the Series A warrants by the Exercising Holder. The Company did not pay any financial advisory fees in connection with the exercise of the Series A warrants by the Exercising Holder. In addition, the exercise resulted in the reduction of warrants to purchase

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock, par value $0.001 per share, of the Company by approximately 19% and was not dilutive to existing stockholders of the Company calculated on a fully diluted basis for outstanding warrants

On October 18, 2016, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell 3.6 million shares of common stock, pre-funded Series B warrants to purchase up to 2.7 million shares of common stock, and Series A warrants to purchase up to 6.3 million shares of common stock. Pursuant to a placement agent agreement, dated as of October 18, 2016, the Company engaged Oppenheimer & Co. Inc. as the lead placement agent for the offering and ROTH Capital Partners, LLC as co-placement agent for the offering. Each share of common stock was sold at a price of $1.20. Each Series B warrant was issued with an exercise price of $1.20 per share of common stock, $1.19 of which was pre-funded at closing and $0.01 of which is payable upon exercise. Each Series A warrant was issued with an initial exercise price of $1.34 per share of common stock. These Series A warrants contain anti-dilution provisions that reduce the exercise price of the warrants if certain dilutive issuances occur. The anti-dilution provisions of the Series A warrants were approved by the Company’s stockholders at the 2017 annual meeting of stockholders held on August 31, 2017 and exercise price of the warrants were adjusted to $0.60 per share. The value of this down round feature was measured using the Binomial valuation model and resulted in a loss of approximately and $0.7 million during the fiscal year ended March 31, 2018. The net proceeds to the Company from this offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $6.8 million. The offering closed on October 21, 2016. See Note 15—Subsequent Events for discussion with respect to Series A warrants exercised.

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

As of March 31, 2018, there were 8,478,750 Series A warrants outstanding. During the year ended March 31, 2017, all Series B warrants were exercised and there are no Series B warrants outstanding.

Effective August 28, 2015, the Company entered into a sales agreement with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended March 31, 2018, the Company issued 6.7 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $5.3 million after deducting commissions paid of approximately $0.2 million. During the fiscal year ended March 31, 2018, the Company issued 16.0 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $11.9 million after deducting commissions paid of approximately $0.3 million. As of March 31, 2018, 23.3 million shares of the Company’s common stock were cumulatively sold pursuant to

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $24.6 million after deducting commissions paid of approximately $0.7 million. As of March 31, 2018, approximately $4.1 million remained available for issuance with respect to the at-the-market offering program.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents our assets and liabilities that are measured at fair value on a recurring basis during Fiscal 2018 and are categorized using the fair value hierarchy (in thousands):

Fair Value Measurements at March 31, 2018

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

	As of		As of
	March 31, 2018		March 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$8,527	$8,527	$11,533	$11,533

Adoption of ASU 2017-11

The Company changed its method of accounting for warrants through the early adoption of ASU 2017-11 during the three months ended June 30, 2017 on a full retrospective basis. Accordingly, the Company reclassified the warrant liability to additional paid in capital on its March 31, 2017 consolidated balance sheets, which increased additional paid-in capital by $2.9 million and decreased warrant liability by $2.9 million. In addition, because of the retrospective adoption, the Company credited change in fair value of warrant liability on its consolidated statements of operations by $1.3 million for the fiscal year ended March 31, 2017. The change in unrealized gain/loss on warrant liability was offset by a $1.3 million credit to accumulated deficit on the consolidated balance sheets. Adoption of ASU 2017-11 had no impact on the Company’s consolidated statement of cash flows in the current or previous interim and annual reporting periods. The following table provides a reconciliation of warrant liability, additional paid-in capital, accumulated deficit and change in fair value of warrant liability on the consolidated balance sheets for the year ended

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

covenants contained in the amended Credit Agreements for Fiscal 2017. On February 7, 2017, the Company and Wells Fargo entered into an amendment to the Credit Agreements regarding the release of restricted cash and the exclusion of certain items from the financial covenant calculations.

The Company is required to maintain a Wells Fargo collection account for cash receipts on all of its accounts receivable. These amounts are immediately applied to reduce the outstanding amount on the credit facility. The floating rate for line of credit advances is the sum of daily three month London Inter-Bank Offer Rate (“LIBOR”), which interest rate shall change whenever daily three month LIBOR changes, plus applicable margin. Based on the revolving nature of the Company’s borrowings and payments, the Company classifies all outstanding amounts as current liabilities. The applicable margin varies based on net income and the minimum interest floor is set at $66,000 each calendar quarter. The Company’s borrowing rate was 4.9% per annum at March 31, 2017.

The Company is also required to pay an annual unused line fee of one‑quarter of one percent of the daily average of the maximum line amount and 1.5% interest with respect to each letter of credit issued by Wells Fargo. These amounts, if any, are also recorded as interest expense by the Company. As of March 31, 2017 $11.5 million in borrowings were outstanding under the former credit facility. As of March 31, 2017, approximately $6.8 million was available for additional borrowing. Interest expense related to the former credit facility during the fiscal year ended March 31, 2017 was $0.5 million, which includes $0.2 million in amortization of deferred financing costs. Interest expense related to the former credit facility during the fiscal year ended March 31, 2018 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs.

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

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $5.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.5 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles. The Company has incurred $0.2 million in origination fees. These fees have been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and amortized to interest expense through June 2019. As of March 31, 2018, $8.5 million in borrowings were outstanding and $3.5 million borrowings available under the new credit facility. Interest expense related to the new credit facility during the fiscal year ended March 31, 2018 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs. The Company’s borrowing rate was 6.3% per annum at March 31, 2018.

On June 1, 2018, the Company entered into a letter agreement (the “Letter Agreement”) with Bridge Bank. The Letter Agreement extended the maturity date under the Company’s Bridge Bank Credit Agreements from June 2, 2019 to June 2, 2021. The Letter Agreement increased the line of credit to an amount up to $15.0 million from $12.0 million. Additionally, the Letter Agreement reduced the per annum interest rate from prime rate plus 1.50 percent to 1.00 percent; the facility fee from 0.625% to 0.5%, and the cash collateral held at Bridge Bank from 42% to 40%, which is $6.0 million of the $15.0 million facility, as well as no fee for early termination.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The financial covenants  of the domestic credit agreement with Bridge Bank (the “Domestic Facility”) requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of  the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of March 31, 2018 the Company was in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2018.

12. Commitments and Contingencies

Purchase Commitments

As of March 31, 2018, the Company had firm commitments to purchase inventories of approximately $26.2 million through Fiscal 2020. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non‑cancelable operating leases expiring at various times through the fiscal year ending July 2, 2025. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five‑year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long‑term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.4 million and $0.2 million as of March 31, 2018 and 2017, respectively. Rent expense was approximately $2.2 million and $2.3 million for the fiscal years ended March 31, 2018 and 2017, respectively.

On July 31, 2014, the Company and Northpark Industrial (“Northpark”) entered into a Third Amendment to Lease (the “Third Amendment”) to amend the Standard Industrial/Commercial Single-Tenant Lease - Net, dated December 1, 1999, as amended (the “Lease”), pursuant to which the Company leases the premises located at 21211 Nordhoff Street, Chatsworth, California. During the fiscal year ended March 31, 2018, the Company is in the process of consolidating its operations and offices into its leased premises located in Van Nuys, California. The Third Amendment extended the term of the Lease for a period of two months commencing on August 1, 2014 and ending on September 30, 2014 and set the monthly base rent payable by the Company under the Lease at $81,001 per month.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term following the expiration of the term of the Lease as amended by the Fourth Amendment and provides that Northpark will perform certain capital improvements to the leased premises’ HVAC system.

On March 28, 2013, the Company and Prologis, L.P., formerly known as AMB Property, L.P., entered into a third amendment (the “Van Nuys Third Amendment”) to the Lease Agreement dated September 25, 2000, for leased premises located at 16640 Stagg Street, Van Nuys, California for use as primary office space, engineering testing and manufacturing. The Van Nuys Third Amendment extends the term of the Lease Agreement from December 31, 2012 to December 31, 2017. The Van Nuys Third Amendment also adjusts the monthly base rent payable by the Company under the Lease Agreement to the following: $60,000 per month from January 1, 2013 through June 30, 2015 and $65,000 per month from July 1, 2015 through December 31, 2017.

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

At March 31, 2018, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Years Ending March 31,	Leases
2019	$1,964
2020	1,472
2021	966
2022	992
2023	941
Thereafter	245
Total minimum lease payments	$6,580

Other Commitments

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2018, no significant inventories were held at distributors.

Legal Matters

Federal Securities Class Action

Two putative securities class action complaints were filed against the Company and certain of its current and former officers in the United States District Court for the Central District of California under the following captions:

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

David Kinney, etc. v. Capstone Turbine, et al., No. 2:15-CV-08914 on November 16, 2015 (the “Kinney Complaint”) and Kevin M. Grooms, etc. v. Capstone Turbine, et al., No. 2:15-CV-09155 on December 18, 2015 (the “Grooms Complaint”).

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. The parties are currently engaged in discovery. The Company has not recorded any liability as of March 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

Federal Individual Securities Action

An individual securities complaint was filed against us, our Chief Executive Officer, and additional unidentified defendants in the United States District Court for the Central District of California under the following caption:  FiveT Investment Management LTD, et al., v. Capstone Turbine, et al., No. 2:18-CV-03512 on April 25, 2018.  The lawsuit alleges material misrepresentations and omissions regarding our revenue, sales, and operations because of alleged improper revenue recognition and backlog calculations related to BPC.  The lawsuit alleges that these statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The complaint also asserts claims against all named defendants for fraud, negligent misrepresentation, violations of California Civil Code sections 1709 and 1710, and California Corporations Code sections 25400 and 25401.  Additionally, the complaint asserts a cause of action against the individual defendants for breach of fiduciary duty.  It demands compensatory damages for the amount of damages allegedly suffered, pre-judgment and post-judgment interest, and fees. Defendants’ response to the complaint is currently due June 29, 2018. The Company has not recorded any liability as of March 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference is scheduled for June 18, 2018.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. A status conference is scheduled for June 18, 2018.

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

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively.  The lawsuits allege that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Both complaints demand damages sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms. The federal derivative actions were stayed until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 13, 2018, the Court granted the parties’ stipulation.

Shareholder Demand

By letter dated July 7, 2017 (the “Shareholder Demand”), Andre Rosowsky demanded that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. On July 25, 2017, the Company acknowledged receipt of the Shareholder Demand and requested information from Mr. Rosowsky sufficient to show that he had standing to make the demand. The Board of Directors formed a committee to evaluate the Shareholder Demand in anticipation of receiving the requested information from Mr. Rosowsky. Mr. Rosowsky has failed to respond to the request for information and therefore the Company believes that Mr. Rosowsky abandoned the Shareholder Demand.

13. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit‑sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company has been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. Prior to that date, no Company contributions had been made since the inception of the plan. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.2 million and $0.3 million for the fiscal year ended March 31, 2018 and 2017, respectively.

14. Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. Carrier earned $0.9 million in royalties for C200 and C1000 Series system sales during each of the fiscal years ended March 31, 2018 and 2017, which will continue until the obsolescence of the C200 microturbine product line. Earned royalties of $0.2 million and $0.3 million were unpaid as of March 31, 2018 and March 31, 2017, respectively, and are included in accrued expenses in the accompanying balance sheets.

15. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2018, and events which occurred subsequently but were not recognized in the financial statements. Except as described below and in Note 11—Revolving Credit Facility, there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On April 13, 2018, a warrant holder exercised its rights to the warrant agreement to exercise on a cashless basis 5,760,000 Series A warrants at an exercise price of $0.60 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 3,806,243 shares of common stock.

On October 13, 2017, we granted Turbine International, LLC (“TI”) and its affiliate, MTE Service, the sole

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

distribution rights for our products and services in the Russian oil and gas sector in exchange for payments of approximately $6.3 million. In connection with the appointment, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with TI.

Pursuant to the terms of the Assignment Agreement, we agreed to assign to TI the right, title and interest to receivables owed to us from BPC upon TI’s payment to us of $2.5 million in three payments by February 1, 2018. We received payments from TI of approximately $0.3 million and $1.0 million under the Assignment Agreement during the three and twelve months ended March 31, 2018, respectively. The receivables owed to us from BPC had a balance of $5.3 million as of March 31, 2018, and this balance was fully reserved. As of March 31, 2018, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Assignment Agreement by February 1, 2018.

Under the terms of the Note, TI agreed to pay us $3.8 million over a three-year period in 35 equal monthly installments starting in August 2018. On October 13, 2017, we and Hispania Petroleum, S.A. (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Agreement and Note. MTE Service is a wholly owned subsidiary of Hispania Petroleum S.A.

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI has now agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exhibit Index

Exhibit Number		Description
2.1		Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)
2.2		Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(b)
2.3		Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(b)
3.1		Fourth Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)
3.2		Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015(d)
3.3		Second Amended and Restated Bylaws of Capstone Turbine Corporation(e)
3.4		Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016(f)
3.5		Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation(f)
3.6		Specimen stock certificate(g)
4.1		NOL Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc.(f)
4.2		Form of Series A Warrant issued to investors in the April 2016 public offering(l)
4.3		Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering(l)
4.4		Form of Series A Warrant issued to investors in the October 2016 public offering(rr)
4.6		Form of Pre-Funded Series B Warrant issued to investors in the October 2016 public offering(rr)
10.1		Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(m)
10.2		Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(m)
10.3		Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)
10.4		Third Amendment to Lease, dated July 31, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(k)
10.5		Fourth Amendment to Lease, dated September 30, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(o)
10.6

Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(p)

10.7		Fourth Amendment to Lease, dated June 7, 2017, between Capstone Turbine Corporation and Prologis, L.P., for leased premises at 16640 Stagg Street, Van Nuys, California(vv)
10.8	*	Capstone Turbine Corporation 2017 Equity Incentive Plan effective August 30, 2017(q)

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exhibit Number		Description
10.9	*	Capstone Turbine Corporation Employee Stock Purchase Plan effective August 30, 2017(q)
10.10	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(s)
10.11	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(t)
10.12	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(u)
10.13		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007(v)
10.14		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated January 14, 2011(b)
10.15		Business Financing Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(tt)
10.16		Export-Import Bank of the United States Working Capital Guarantee Program—Borrower Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(tt)
10.17		Intellectual Property Security Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(tt)
10.18		First Amendment to Business Financing Agreement between Capstone Turbine Corporation and Western Alliance Bank, NA, dated June 1, 2018
10.19		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(w)
10.20		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(w)
10.21		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(w)
10.22		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(x)
10.23		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(t)
10.24		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(y)
10.25		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(z)
10.26		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(aa)
10.27		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(b)
10.28		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(bb)
10.29		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(cc)
10.30		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(dd)

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exhibit Number		Description
10.31		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013(p)
10.32		Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014(ee)
10.33		Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014(ff)
10.34		Letter Agreement, dated September 16, 2014, between by and between Capstone Turbine Corporation and Wells Fargo Bank, NA(gg)
10.35		Thirteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014(hh)
10.36		Fourteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 10, 2015(ii)
10.37		Fifteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 2, 2015(jj)
10.38		Sixteenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2016(nn)
10.39		Seventeenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 7, 2017(ss)
10.40		Accounts Receivable Assignment Agreement between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017(uu)
10.41		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017(uu)
10.42		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017(uu)
10.43		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018
10.44	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(kk)
10.45	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(ll)
10.46	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006 (mm)
10.47	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(w)
10.48	*	Form of Inducement Stock Option Agreement(oo)
10.49	*	Form of Inducement Restricted Stock Unit Agreement(oo)
10.50	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(dd)
10.51	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015(ii)

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exhibit Number	Description
10.52	Underwriting Agreement dated May 1, 2014 by and between Capstone Turbine Corporation and Cowen and Company, LLC, as representative of the several underwriters(pp)
10.53 *	Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010(ii)
10.54	Sales Agreement, dated August 28, 2015, by and between Capstone Turbine Corporation and Cowen & Company, LLC(qq)
10.55	Underwriting Agreement dated April 19, 2016 by and between Capstone Turbine Corporation and Oppenheimer & Co. Inc., as representative of the several underwriters(l)
10.56	Placement Agent Agreement by and between the Company and Oppenheimer & Co. Inc., as representative of the placement agents named therein, dated October 18, 2016(rr)
10.57	Form of Securities Purchase Agreement used in the October 2016 offering (rr)
14.1	Code of Business Conduct(ee)
14.2	Code of Ethics for Senior Financial Officers and Chief Executive Officer(ee)
21	Subsidiary List
23	Consent of Marcum LLP
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed March 13, 2017 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2016 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).
(h)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).
(i)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 2, 2014 (File No. 001-15957).
(k)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 5, 2014 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957).
(m)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).
(o)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 6, 2014 (File No. 001-15957).
(p)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).
(q)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).
(r)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 15, 2015 (File No. 001-15957).
(s)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).
(t)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-15957).
(u)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(v)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(w)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).
(x)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-15957).
(y)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 1, 2010 (File No. 001-15957).
(z)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 12, 2010 (File No. 001-15957).
(aa)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on March 25, 2011 (File No. 001-15957).
(bb)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 001-15957).
(cc)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 001-15957).
(dd)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).
(ee)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).
(ff)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957).
(gg)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 19, 2014 (File No. 001-15957).
(hh)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-15957).
(ii)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2015 (File No. 001-15957).
(jj)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-15957).
(kk)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).
(ll)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).
(mm)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(nn)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2016 (File No. 001-15957).
(oo)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).
(pp)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957).
(qq)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 28, 2015 (File No. 001-15957).
(rr)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 18, 2016 (File No. 001-15957).
(ss)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (File No. 001-15957).
(tt)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2017 (File No. 001-15957).
(uu)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 13, 2017 (File No. 001-15957).
(vv)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2017 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: June 7, 2018	By:	/s/ Jayme L. Brooks
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

Signature	Title	Date

/s/ Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2018
Darren R. Jamison

/s/ Jayme L. Brooks	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	June 7, 2018
Jayme L. Brooks

/s/ Holly A. Van Deursen	Chairman of the Board of Directors	June 7, 2018
Holly A. Van Deursen

/s/ Paul DeWeese	Director	June 7, 2018
Paul DeWeese

/s/ Robert C. Flexon	Director	June 7, 2018
Robert C. Flexon

/s/ Yon Y. Jorden	Director	June 7, 2018
Yon Y. Jorden

/s/ Noam Lotan	Director	June 7, 2018
Noam Lotan

/s/ Gary J. Mayo	Director	June 7, 2018
Gary J. Mayo

/s/ Eliot G. Protsch	Director	June 7, 2018
Eliot G. Protsch