Form 10-Q
period 2018-06-30
CAPSTONE TURBINE Corp
filed 2018-08-07
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2018 was 64,193,809.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2018	2018
Assets
Current Assets:
Cash and cash equivalents	$13,569	$14,408
Restricted cash	6,000	5,000
Accounts receivable, net of allowances of $5,677 at June 30, 2018 and $5,744 at March 31, 2018	15,886	15,968
Inventories, net	16,055	15,633
Prepaid expenses and other current assets	5,018	2,803
Total current assets	56,528	53,812
Property, plant and equipment, net	2,788	2,859
Non-current portion of inventories	1,103	1,041
Intangible assets, net	355	411
Other assets	315	250
Total assets	$61,089	$58,373
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$13,560	$13,503
Accrued salaries and wages	1,334	1,588
Accrued warranty reserve	1,861	1,682
Deferred revenue	6,529	6,596
Revolving credit facility	10,024	8,527
Current portion of notes payable and capital lease obligations	77	192
Total current liabilities	33,385	32,088
Deferred revenue - non-current	1,121	—
Long-term portion of notes payable and capital lease obligations	121	130
Other long-term liabilities	403	396
Total liabilities	35,030	32,614
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 64,340,430 shares issued and 64,192,796 shares outstanding at June 30, 2018; 57,062,598 shares issued and 56,916,646 shares outstanding at March 31, 2018	64	57
Additional paid-in capital	894,777	889,585
Accumulated deficit	(867,121)	(862,225)
Treasury stock, at cost; 147,634 shares at June 30, 2018 and 145,952 shares at March 31, 2018	(1,661)	(1,658)
Total stockholders’ equity	26,059	25,759
Total liabilities and stockholders' equity	$61,089	$58,373

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	June 30,
	2018	2017
Revenue:
Product, accessories and parts	$17,085	$15,491
Service	4,104	3,749
Total revenue	21,189	19,240
Cost of goods sold:
Product, accessories and parts	15,630	14,037
Service	3,737	2,964
Total cost of goods sold	19,367	17,001
Gross margin	1,822	2,239
Operating expenses:
Research and development	932	1,149
Selling, general and administrative	5,651	4,960
Total operating expenses	6,583	6,109
Loss from operations	(4,761)	(3,870)
Other expense	(14)	(10)
Interest income	—	9
Interest expense	(118)	(221)
Loss before provision for income taxes	(4,893)	(4,092)
Provision for income taxes	4	—
Net loss	$(4,897)	$(4,092)

Net loss per common share—basic and diluted	$(0.08)	$(0.10)
Weighted average shares used to calculate basic and diluted net loss per common share	61,762	41,081

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(4,897)	$(4,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	304
Amortization of deferred financing costs	38	105
Reduction in accounts receivable allowances	(3)	(13)
Inventory provision	137	183
Provision for warranty expenses	397	779
Loss on disposal of equipment	7	23
Stock-based compensation	227	154
Changes in operating assets and liabilities:
Accounts receivable	84	4,786
Inventories	(621)	(1,010)
Prepaid expenses and other current assets	(2,324)	296
Accounts payable and accrued expenses	61	(1,147)
Accrued salaries and wages and long term liabilities	(247)	(455)
Accrued warranty reserve	(218)	(1,472)
Deferred revenue	1,054	827
Net cash used in operating activities	(6,018)	(732)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(163)	(178)
Net cash used in investing activities	(163)	(178)
Cash Flows from Financing Activities:
Net proceeds from (repayments of) revolving credit facility	1,497	(2,049)
Repayment of notes payable and capital lease obligations	(125)	(122)
Cash used in employee stock-based transactions	(3)	(5)
Net proceeds from issuance of common stock and warrants	4,973	2,520
Net cash provided by financing activities	6,342	344
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	161	(566)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	19,408	19,705
Cash, Cash Equivalents and Restricted Cash, End of Period	$19,569	$19,139
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$82	$108
Income taxes	$4	$—
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$—	$7

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources and critical power supply. In addition, the Company’s microturbines can be used as battery charging generators for hybrid electric vehicles and to provide power to a vessel’s electrical loads in marine applications. The Company’s microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. The Company also remanufactures microturbine engines and provides aftermarket parts and services. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2018 was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal Year 2018. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Significant Accounting Policies  Except for the accounting policy for revenue recognition that was updated, as set forth below, as a result of adopting Accounting Standards Update (“ASU”) No. 2014-09 (defined below), there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the Fiscal Year 2018 filed with the SEC on June 7, 2018, that have had a material impact on the Company's condensed consolidated financial statements and related notes.

Evaluation of Ability to Maintain Current Level of Operations  In connection with preparing the consolidated financial statements for the first quarter of Fiscal 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its first quarter of Fiscal 2019 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $4.9 million and used cash in operating activities of $6.0 million for the first quarter of Fiscal 2019. The Company’s working capital requirements during the first quarter of Fiscal 2019 were higher than management’s expectations, which included $2.2 million in prepayments to one of the Company’s single source suppliers that notified the Company that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill the Company’s supply requirements for Fiscal 2019 and a pay down of accrued expenses of $1.0 million with respect to the Company’s one-time leadership incentive program compensation. As of June 30, 2018, the Company had cash, cash equivalents and restricted cash of $19.6 million, and outstanding borrowings under its credit facility of $10.0 million.

Management evaluated these conditions in relation to the Company’s ability to meet its obligations as they become due. The Company’s ability to continue current operations and to execute on management’s plans is dependent on its ability to generate cash flows from operations. Management believes that the Company will continue to make progress on its path to profitability by continuing to maintain low operating expenses and develop its geographical and vertical markets.  The Company may seek to raise funds by selling additional securities (through at-the-market offerings or otherwise) or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and the ability to borrow under its credit facility with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of its first quarter of Fiscal 2019 financial statements.

Basis for Consolidation  The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004 and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On April 1, 2018, the Company adopted ASU 2014-09 under the modified retrospective transition method. This method was applied to contracts that were not complete as of the date of initial application of ASU 2014-09.

During the first quarter of Fiscal 2019, the Company recognized revenue based on ASU 2014-09, however revenue for the first quarter of Fiscal 2018 was recognized based on Accounting Standards Codification, Topic 605, Revenue Recognition. See Note 13—Revenue Recognition for additional discussion of the impact of the adoption of ASU 2014-09.

Not yet adopted

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, our estimated income tax is considered provisional and the Company’s analysis is expected to be finalized by the end of the 2018 calendar year.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Warren CAT, a direct sale to a domestic end-use customer, Supernova Energy Services SAS (“Supernova”), one of the Company’s Latin American distributors and E-Finity Distributed Generation, LLC (“E-Finity), one of the Company’s domestic distributors, accounted for 18%, 12% and 10%, respectively, of revenue for the first quarter of Fiscal 2019. Sales to Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, and E-Finity, accounted for 21% and 15%, respectively, of revenue for the first quarter of Fiscal 2018.

Additionally, Serba Dinamik Sdn Bhd (“Serba”), one of the Company’s Malaysian distributors, Supernova, Reliable Secure Power Systems, one of the Company’s domestic distributors (“RSP”) and E-Finity accounted for 15%, 12%, 10% and 10%, respectively, of net accounts receivable as of June 30, 2018. Serba, E-Finity, and Supernova accounted for 20%, 18% and 10%, respectively, of net accounts receivable as of March 31, 2018.

On October 13, 2017, the Company entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, the Company agreed to assign to TI the right, title and interest to receivables owed to the Company from BPC Engineering, its former Russian distributor (“BPC”), upon TI’s payment to the Company of $2.5 million in three payments by February 1, 2018. The Company received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018, which was recorded as bad debt recovery. The receivables owed to the Company from BPC had a balance of $5.3 million as of June 30, 2018, and this balance was fully reserved. As of June 30, 2018, the right, title and interest to the receivables owed to the Company from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Assignment Agreement by February 1, 2018.

On October 13, 2017, the Company and Hispania Petroleum, S.A. (the “Guarantor”) entered into a Guaranty Agreement (the “Guaranty Agreement”) whereby the Guarantor guarantees TI’s obligations under the Agreement and Note. However, due to the Company’s limited business relationship with TI and the missed payments on the Assignment Agreement, the Company deferred recognition of the Assignment Agreement and Note until collectability is reasonably assured.

In connection with the terms of the Note, the Company granted TI the sole distribution rights for its products and services in the Russian oil and gas sector. As a result of this appointment, TI agreed to pay the Company $3.8 million over a three-year period in 35 equal monthly installments starting in August 2018.

On June 5, 2018, the Company entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to the Company from BPC will be contingent upon TI’s payment to the Company of the remaining approximately $1.5 million in five payments by September 20, 2019. During the first quarter of Fiscal 2019 no payment was due under these agreements. Under the terms of the Amended Note, TI agreed to pay the Company $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

The Company recorded bad debt recoveries of approximately $2,800 and $13,000 during the three months ended June 30, 2018 and 2017, respectively. As of March 31, 2015, the Company had an amount owed of approximately $8.1 million by BPC. As of June 30, 2018, the Company collected cumulatively approximately $1.8 million from BPC on their accounts receivable which has been previously reserved. Additionally, the Company collected approximately $1.0 million from TI, under the terms of the Assignment Agreement. The remaining balance of the fully reserved accounts receivable is $5.3 million as of June 30, 2018.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of June 30, 2018 and March 31, 2018 (in thousands):

	June 30,	March 31,
	2018	2018
Raw materials	$19,567	$17,981
Work in process	46	111
Finished goods	3,080	4,076
Total	22,693	22,168
Less inventory reserve	(5,535)	(5,494)
Less non-current portion	(1,103)	(1,041)
Current portion	$16,055	$15,633

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2018 is 1.4 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2018 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$449
25 to 36 months	654
Total	$1,103

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following as of June 30, 2018 and March 31, 2018 (in thousands):

	June 30,	March 31,
	2018	2018
Machinery, rental equipment, equipment, automobiles and furniture	$15,115	$15,481
Leasehold improvements	11,017	10,949
Molds and tooling	2,834	2,904
	28,966	29,334
Less, accumulated depreciation	(26,178)	(26,475)
Total property, plant and equipment, net	$2,788	$2,859

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property and equipment was $0.2 million for each of the first quarters of Fiscal 2019 and 2018.

7.  Intangible Assets

Intangible assets consisted of the following as of June 30, 2018 and March 31, 2018 (in thousands):

	June 30, 2018
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,885	355
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,351	$355

	March 31, 2018
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,829	411
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,295	$411

Amortization expense for the intangible assets was $0.1 million during the first quarter of each of Fiscal 2019 and 2018, respectively.

Expected future amortization expense of intangible assets as of June 30, 2018 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2019 (remainder of fiscal year)	168
2020	187
Total expected future amortization	$355

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $7,100 and $6,500 were earned by Solar for the first quarter of Fiscal 2019 and 2018, respectively. Earned royalties of approximately $7,100 and $8,000 were unpaid as of June 30, 2018 and March 31, 2018, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by condensed consolidated statement of operations line item, stock-based compensation expense for the Company’s first quarter of Fiscal 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2018	2017
Cost of goods sold	$12	$20
Research and development	7	7
Selling, general and administrative	208	127
Stock-based compensation expense	$227	$154

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Turbine Corporation 2017 Equity Incentive Plan (the “2017 Plan”) which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provides for awards of up to 3,000,000 shares of common stock. The 2017 Plan is administered by the Compensation Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors approved an amendment of the 2017 Plan, subject to stockholder approval, to increase the aggregate number of shares of common stock authorized for issuance under the 2017 Plan by 3,000,000 shares of common stock. The amendment of the 2017 Plan has been submitted for approval by the Company’s stockholders at the 2018 annual meeting of stockholders.

Stock Options

The Company issued stock options under the 2000 Plan and issues stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s first quarter of Fiscal 2019 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2018	212,392	$20.71
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	—	$—
Options outstanding at June 30, 2018	212,392	$20.71	2.6	—
Options fully vested at June 30, 2018 and those expected to vest beyond June 30, 2018	212,392	$20.71	2.6	—
Options exercisable at June 30, 2018	212,392	$20.71	2.6	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the first quarters of Fiscal 2019 or 2018. There was no expense associated with stock options during the first quarter of Fiscal 2019. The Company recorded expense of approximately $8,000 associated with its stock options during the first quarter of Fiscal 2018. There were no unvested stock option awards as of June 30, 2018.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issues restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock unit and performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2018	2,011,611	$0.90
Granted	309,202	1.59
Vested and issued	(4,688)	21.46
Forfeited	(10,162)	1.02
Nonvested restricted stock units outstanding at June 30, 2018	2,305,963	0.95
Restricted stock units expected to vest beyond June 30, 2018	2,305,940	$0.95

The following table provides additional information on restricted stock units for the Company’s first quarter of Fiscal 2019 and 2018:

	Three Months Ended June 30,
	2018	2017
Restricted stock compensation expense (in thousands)	$227	$139
Aggregate fair value of restricted stock units vested and issued (in thousands)	$7	$7
Weighted average grant date fair value of restricted stock units granted during the period	$1.59	$0.67

As of June 30, 2018, there was approximately $1.2 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.0  years.

The Company adopted PRSU activity is included in the above restricted stock units tables. The PRSU Program has a two-year or three-year performance measurement period. The performance measurement period will begin on April 1 of the first fiscal year and end on March 31 of the second fiscal year or the third fiscal year. The program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

During the first quarter of Fiscal 2019, the Company granted 147,327 PRSUs with three-year performance measurement period and the criteria measured by the Company’s free cash flow and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for free cash flow and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned. In addition, during the first quarter of Fiscal 2019, the Company granted 150,000 PRSUs to its President and Chief Executive officer with two-year performance measurement period and the criteria measured by the Company’s institutional ownership levels, Distributor Support System (“DSS program”) cash collections and Factory Protection Plan (“FPP”) gross margins. This equity award is 100% vesting in two years and based on predetermined equally weighted criteria. See Note 13—Revenue Recognition for additional discussion on DSS program.

The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2019 was $1.59. However, based on the Company’s assessment as of June 30, 2018 that the PRSU threshold for the first performance measurement likely would not be met, the fair value of the PRSU awards were adjusted to zero and no compensation expense was recorded or recognized during the first quarter of Fiscal 2019. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan and issues restricted stock awards under the 2017 Plan to employees and non-employee directors. There were no restricted stock awards granted during the first quarter of Fiscal 2019. During the first quarter of Fiscal 2018 the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock award activity for the first quarter of Fiscal 2018:

Three Months Ended
June 30, 2017
Restricted stock awards compensation expense (in thousands)	$7
Restricted stock awards granted	2,016
Weighted average grant date fair value of restricted stock awards granted during the period	$0.62

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

Stockholder Rights Plan

On May 6, 2016, the Company entered into a rights agreement (the “NOL Rights Agreement”) with Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc., as rights agent. In connection with the NOL Rights Agreement, the Company’s Board authorized and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock authorized and outstanding. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $8.76 per unit, subject to adjustment. The description and terms of the Rights are set forth in the NOL Rights Agreement.

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

The Rights will not be exercisable until the earlier to occur of (i) the close of business on the tenth business day after a public announcement or filing that a person has, or group of affiliated or associated persons or persons acting in concert have, become an “Acquiring Person,” which is defined as a person or group of affiliated or associated persons or persons acting in concert who, at any time after the date of the NOL Rights Agreement, have acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the Company’s outstanding shares of common stock, subject to certain exceptions or (ii) the close of business on the tenth business day after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Certain synthetic interests in securities created by derivative positions, whether or not such interests are considered to be ownership of the underlying common stock or are reportable for purposes of Regulation 13D of the Exchange Act, are treated as beneficial ownership of the number of shares of common stock equivalent to the economic exposure created by the derivative position, to the extent actual shares of the common stock are directly or indirectly held by counterparties to the derivatives contracts.

The Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) May 6, 2019 or such later day as may be established by the Board prior to the expiration of the Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the Rights are redeemed pursuant to the NOL Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the NOL Rights Agreement; (iv) the time at which the Rights are terminated upon the occurrence of certain transactions; (v) the close of business on the first day after the 2017 Annual Meeting of stockholders, if approval by the stockholders of the Company of the NOL Rights Agreement has not been obtained on or prior to the close of business on the first day after the 2017 Annual Meeting of stockholders; (vi) the close of business on the effective date of the repeal of Section 382 of the Internal Revenue Code of 1986, if the Board of Directors determines that the NOL Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits are available to be carried forward.

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

At the 2017 Annual Meeting, the stockholders approved the NOL Rights Agreement.

9.   Offerings of Common Stock and Warrants and At-the-Market Offering Program

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended June 30, 2018, the Company issued 0.7 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $1.0 million after deducting commissions paid of approximately $32,600. As of June 30, 2018, approximately $24.0 million remained available for issuance with respect to this at-the-market offering program.

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

As of June 30, 2018, there were 2,718,750 Series A warrants outstanding and there are no Series B warrants outstanding.

Effective August 28, 2015, the Company entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. During the three months ended June 30, 2018, the Company issued 2.8 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of June 30, 2018, 26.0 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and are categorized using the fair value hierarchy (in thousands):

Fair Value Measurements at June 30, 2018

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$6,000	$6,000	$—	$—

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and are categorized using the fair value hierarchy (in thousands):

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

	As of		As of
	June 30, 2018		March 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$10,024	$10,024	$8,527	$8,527

11.  Revolving Credit Facility

Former Credit Facility  The Company maintained two Credit and Security Agreements, as amended, with Wells Fargo, which provided the Company with a line of credit of up to $20.0 million in the aggregate. Interest expense related the former credit facility with Wells Fargo during the first quarter of Fiscal 2018 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs.

New Credit Facility  The Company maintains Bridge Bank Credit Agreements with Western Alliance Bank through Bridge Bank, with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program. Under the terms of the Bridge Bank Credit Agreements, the Company may borrow up to $15.0 million on a revolving basis depending on, among other factors, the amount of its eligible inventory and accounts receivable. The Bridge Bank Credit Agreements will terminate in accordance with their terms on June 2, 2021.

On June 1, 2018, the Company entered into a letter agreement (the “Letter Agreement”) with Bridge Bank. The Letter Agreement extended the maturity date under the Company’s Bridge Bank Credit Agreements from June 2, 2019 to June 2, 2021. The Letter Agreement increased the line of credit to an amount up to $15.0 million from $12.0 million. Additionally, the Letter Agreement reduced the per annum interest rate from prime rate plus 1.50 percent to prime rate plus 1.00 percent; the facility fee from 0.625% to 0.5%, and the cash collateral held at Bridge Bank from 42% to 40%, which is $6.0 million of the $15.0 million facility, as well as no fee for early termination.

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $6.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.0 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles. The Company has incurred $0.4 million in origination fees. These fees have been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized to interest expense through June 2021. As of June 30, 2018, $10.0 million in borrowings were outstanding and approximately $5.0 million borrowings available under the credit facility. Interest expense related to the credit facility during the first quarter of Fiscal 2019 was $0.1 million, which includes $38,500 in amortization of deferred financing costs. Interest expense related to the credit facility during the first quarter of Fiscal 2018 was $58,800, which includes $18,000 in amortization of deferred financing costs. The Company’s borrowing rate was 6.0% at June 30, 2018.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of June 30, 2018 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2019.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the first quarter of Fiscal 2019 are as follows (in thousands):

Balance, beginning of the period	$1,682
Standard warranty provision	397
Accrual related to reliability repair programs	—
Deductions for warranty claims	(218)
Balance, end of the period	$1,861

13.  Revenue Recognition

On April 1, 2018, the Company adopted the new revenue standard ASU 2014-09 and applied it to all contracts using the modified retrospective method. The Company determined there was no change in applying the new revenue standard, therefore no adjustment to the opening balance of accumulated deficit was needed.

The Company derives its revenues primarily from system sales, service contracts and professional services. Revenues are recognized when control of the systems and services is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

•        Identification of the contract, or contracts, with a customer

•        Identification of the performance obligations in the contract

•        Determination of the transaction price

•        Allocation of the transaction price to the performance obligations in the contract

•        Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for systems, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with systems is recognized at a point in time when the system is shipped to the customer. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a system has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

Comprehensive Factory Protection Plan (“FPP”) service contracts require payment at the beginning of the contract period. Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. These payments are treated as a contract liability and are classified in deferred revenue in the Condensed Consolidated Balance Sheet. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Condensed Consolidated Statement of Income. The deferred revenue relating to the annual maintenance service contracts is recognized in the Condensed Consolidated Statement of Income on a straight line basis over the expected term of the contract.

Significant Judgments - Contracts with Multiple Performance Obligations

The Company enters into contracts with its customers that often include promises to transfer multiple products, parts, accessories, FPP and services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.

Products, parts and accessories are distinct as such services are often sold separately. In determining whether FPP and service contracts are distinct, the Company considers the following factors for each FPP and services agreement: availability of the services from other vendors, the nature of the services, the timing of when the  services contract was signed in comparison to the product delivery date and the contractual dependence of the product on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the FPP and services contracts included in contracts with multiple performance obligations are distinct.

The Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.

The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where systems and services are sold, price lists, its go-to-market strategy, historical sales and contract prices. The determination of SSP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.

In certain cases, the Company is able to establish SSP based on observable prices of products or services sold separately in comparable circumstances to similar customers. The Company uses a single amount to estimate SSP when it has observable prices.

If SSP is not directly observable, for example when pricing is highly variable, the Company uses a range of SSP. The Company determines the SSP range using information that may include market conditions or other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customer size and geography.

The following table presents disaggregated revenue by business group for the first quarter of Fiscal 2019 (in thousands):

Three Months Ended
June 30, 2018
Microturbine Products	$13,633
Accessories and Parts	3,452
Total Product, Accessories and Parts	17,085
Service	4,104
Total Revenue	$21,189

Following is the geographic revenue information based on the primary operating location of the Company’s customers for the first quarter of Fiscal 2019 (in thousands):

Three Months Ended
June 30, 2018
United States	$10,874
Mexico	609
All other North America	116
Total North America	11,599
Europe	4,873
Columbia	2,616
Asia	854
Australia	853
All other	394
Total Revenue	$21,189

Contract Balances

Our contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.

As of June 30, 2018 the balance of deferred revenue was approximately $7.7 million compared to $6.6 million as of March 31, 2018. This overall increase in the balance of deferred revenue of $1.1 million during the first quarter of Fiscal 2019 was comprised of increases in deferred revenue attributable to deposits of $1.0 million and deferred revenue attributable to FPP contracts of $0.3 million. These increases were offset by a decrease in deferred revenue attributable to the Distributor Support System (“DSS program”) of $0.2 million. Changes in deferred revenue during the first quarter of Fiscal 2019 are as follows (in thousands):

FPP Balance, beginning of the period	$3,549
FPP Billings	4,087
FPP Revenue recognized	(3,827)
Balance attributed to FPP contracts	3,809
DSS program	916
Deposits	2,925
Deferred revenue balance, end of the period	$7,650

Deferred revenue attributed to FPP contracts represents the unearned portion of the billed agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. The DSS program began January 1, 2018 and service revenue derived from the DSS program began in March 2018 and is recognized on a pro rata basis as the distributors purchase our products. Deferred revenue attributed to Deposits are primarily non-refundable cash payments from distributors for future orders.

As of June 30, 2018, approximately $3.8 million of revenue is expected to be recognized from remaining performance obligations for FPP service contracts. The Company expects to recognize revenue on approximately $2.7 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of June 30, 2018 was not material.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. The majority of the Company’s revenues resulted from sales of inventoried systems with short periods of manufacture and delivery and thus are excluded from this disclosure.

Practical Expedients

We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. Carrier earned $0.3 million and $0.2 million in royalties for C200 and C1000 Series system sales during the first quarter of Fiscal 2019 and 2018, respectively. Earned royalties of approximately $0.3 million and $0.2 million were unpaid as of June 30, 2018 and March 31, 2018, respectively, and are included in accrued expenses in the accompanying balance sheets. See Note 17—Subsequent Events for discussion with respect to an amendment to the Development and License Agreement with Carrier.

15.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2018, the Company had firm commitments to purchase inventories of approximately $28.0 million through Fiscal 2020. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through Fiscal 2025. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.4 million as of June 30, 2018 and March 31, 2018, respectively. Rent expense was approximately $0.6 million during each of the three months ended June 30, 2018 and 2017.

Other Commitments

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2018, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015. The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting. The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017.  On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss.  On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint.  On May

17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020.  On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation.  The parties are scheduled to participate in mediation on September 24, 2018.  The Company has not recorded any liability as of June 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

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

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserts claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. Defendants’ answer to the Amended Complaint is due on or by August 17, 2018. The parties have agreed to participate in a mediation to be held on September 24, 2018.  The Company has not recorded any liability as of June 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order.  On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order.  A status conference is scheduled for October 4, 2018.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms.  On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On March 9,

2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action.  On March 20, 2018, the Court entered that proposed order.  A status conference is scheduled for August 29, 2018.

The parties in both of the above state derivative lawsuits have agreed to participate in a mediation to be held on September 24, 2018.

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

The parties in the above federal derivative lawsuits have agreed to participate in a mediation to be held on September 24, 2018.

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

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended June 30, 2018 which would make these instruments anti-dilutive. As of June 30, 2018 and 2017, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 2.5 million and 0.6 million, respectively. As of June 30, 2018, the number of PRSUs subject to performance conditions which have not been satisfied have been excluded from diluted net loss per common share computations was approximately 0.3 million.  There were no PRSUs outstanding as of June 30, 2017. As of June 30, 2018 and 2017, the number of warrants excluded from diluted net loss per common share computations was approximately 2.7 million and 10.4 million, respectively.

17. Subsequent Events

On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design, market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2018. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2018 and in other reports we file with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements contained herein after the filing of this Form 10-Q to conform such statements to actual results or changes in expectations except as may be required by law. All dollar amounts are approximate.

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

Our goals for Fiscal 2019 are to achieve EBITDA breakeven; significantly grow gross margin and revenue for our accessories, parts and service; strengthen our core market verticals, while diversifying into additional market verticals and geographies; and drive towards 100% aftermarket sales absorption. During the first quarter Fiscal 2019 our net loss increased by 20% to $4.9 million and our basic and diluted loss per share improved by 20% to $0.08 compared to $4.1 million and $0.10, respectively, in the same period of the previous year. The increase in the net loss during the first quarter of Fiscal 2019 was primarily because we experienced lower than anticipated revenue from our accessories, parts and service aftermarket business. This was further hampered by increases in higher than normal both scheduled and unscheduled maintenance activities resulting in an elevated cost of goods and a lower gross margin compared to the same period last year. In addition, the increase in net loss was because our operating expenses during the first quarter of Fiscal 2019 increased approximately 8% compared to the same period last year. The increases in operating expense was primarily because of higher selling costs, legal expenses and increased allocation of certain facility expenses resulting from consolidating our operations and offices into our Van Nuys location. The improvement in the net loss per share during the first quarter of Fiscal 2019 was primarily the result of an increase in weighted average shares outstanding to 61.8 million for the first quarter of Fiscal 2019 from 41.1 million for the first quarter of Fiscal 2018. Total revenue increased 10% during the first quarter of Fiscal 2019 primarily because of an increase in revenue from the European and Russian, and Latin American geographic markets compared to the same period last year. Additionally, though the U.S. dollar has somewhat weakened against other currencies, it still continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets as we sell in U.S. dollars.

Our products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to target projects within the energy efficiency and renewal energy markets. However, we experienced growth in the natural resources market during the first quarter of Fiscal 2019, which we believe was primarily because oil prices continued to be above $60.00 per barrel. Although we have experienced an improvement in revenue during the first quarter of Fiscal 2019 due to a rebound in oil prices, we continue to be impacted by the volatility of the global oil and gas markets and the ongoing global geopolitical tensions. We have also seen interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

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

An overview of our direction, targets and key initiatives are as follows:

1.

Focus on Vertical Markets Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency, renewable energy and microgrid markets.

The following table summarizes our product shipments by vertical markets:

	Three Months
	Ended June 30,
	2018	2017
Energy efficiency	26%	51%
Natural resources	57%	39%
Renewable energy	10%	5%
Microgrid	7%	5%

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

Backlog

Net product orders were approximately $11.5 million and $16.9 million for the first quarter of Fiscal 2019 and Fiscal 2018, respectively. Ending backlog was approximately $95.1 million at June 30, 2018 compared to $117.3 million at June 30, 2017. Book-to-bill ratio was 1.2:1 and 1.3:1 for the first quarter of Fiscal 2019 and Fiscal 2018, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

During the first quarter of Fiscal 2019 we removed from product backlog orders related to Regatta Solutions, our former California distributor (“Regatta”) for approximately $3.8 million. This removal was the result of the reassignment of the California sales territory to Cal Microturbine, our new exclusive distribution partner in California.

On October 13, 2017, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, we agreed to assign to TI the right, title and interest to receivables owed to us from BPC Engineering, our former Russian distributor (“BPC”), upon TI’s payment to us of $2.5 million in three payments by February 1, 2018. We received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018 which was recorded as bad debt recovery. The receivables owed to us from BPC had a balance of $5.3 million as of March 31, 2018, and this balance was fully reserved. As of March 31, 2018, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Assignment Agreement by February 1, 2018.

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

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. During the first quarter of Fiscal 2019 no payment was due under these agreements. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

Due to the above amendments, during the three months ended March 31, 2018 we removed from product backlog orders related to BPC for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. After removal of the foregoing orders, the remaining backlog related to BPC as of June 30, 2018 comprises up to approximately 43% of our total backlog. This remaining backlog related to BPC continues to be reviewed with TI and the other new distributors in the region, and they have the right to request delivery of those backlog orders if the associated projects proceed. Nonetheless, the remaining backlog related to BPC may be negatively impacted.

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

2.

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 103 distributors, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 25 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 78 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

Effective January 1, 2018, we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. See Note 13—Revenue Recognition for additional discussion of revenue recognition for this program.

3.

Service  We provide service primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive FPP for a fixed annual fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance.

Our FPP backlog at the end of the first quarter of Fiscal 2019 and Fiscal 2018 was approximately $72.3 million and $76.7 million, respectively, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Our FPP backlog as of March 31, 2018 was approximately $75.6 million. Additionally, we offer new and remanufactured parts through our global distribution network.

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

We are also developing a more efficient microturbine CHP system with the support of the Department of Energy, which awarded us a grant of $5.0 million in support of this development program, of which $4.2 million was allocated to us and was used through September 30, 2015. We successfully completed the first phase of the development program on September 30, 2015 and achieved 270 kW with a prototype C250 microturbine in our development test lab. Management intends to continue with the next phase of development and commercialization after we achieve profitability. In Fiscal 2018, we completed the second phase of long-term endurance test. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization.

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

Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. However, single source suppliers with long lead times may be more challenging to transition to another supplier. We have an ongoing program to develop alternative back up suppliers for sole source parts wherever possible, however this has been challenging with low production volumes and increased pricing. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs. During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters. During the first quarter of Fiscal 2019 we issued a prepayment of approximately $2.2 million to this single source supplier.

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

Except for the accounting policy for revenue recognition that was updated, as set forth above, as a result of adopting Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the Fiscal Year 2018 filed with the SEC on June 7, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.

Results of Operations

Three Months Ended June 30, 2018 and 2017

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended June 30,
	2018	2017
	Revenue	Revenue
United States and Canada	$11.0	$10.5
Europe and Russia	4.9	2.6
Latin America	3.6	1.4
Asia and Australia	1.7	2.8
Middle East and Africa	—	1.9
Total	$21.2	$19.2

Revenue  Revenue for the first quarter of Fiscal 2019 increased $2.0 million, or 10%, to $21.2 million from $19.2 million for the first quarter of Fiscal 2018. The change in revenue for the first quarter of Fiscal 2019 compared to the first quarter of Fiscal 2018 included increases in revenue of $2.3 million from the European and Russian markets, $2.2 million from the Latin American market and $0.5 million from the United States and Canadian markets. These overall increases in revenue were offset by decreases in revenue of $1.9 million from the Middle East and African markets and $1.1 million from the Asian and Australian markets. The increase in revenue in the European and Russian markets was primarily because the European energy efficiency and renewable energy vertical markets continue to improve. There were no product shipments into the Russian market during the first quarter of Fiscal 2019. Our revenue in the European and Russian markets continues to be negatively impacted by the ongoing geopolitical tensions in Russia and Ukraine and a strong U.S. dollar in certain markets making our products more expensive in such markets. The increase in revenue in the Latin American market was primarily because of C1000 Signature Series systems shipments into the natural resources vertical market during the first quarter of Fiscal 2019 compared to the same period last year. The increase in revenue in the United States and Canadian markets was primarily because of higher accessories, parts and service sales. The decrease in revenue in the Middle East and African markets was primarily the result of the shift in certain customers’ project timelines compared to the same period last year. Our revenue in the Middle East and African markets continues to be negatively impacted by the volatility of the global oil and gas markets and ongoing geopolitical tensions in these regions. The decrease in revenue in the Asian and Australian markets during the first quarter of Fiscal 2019 compared to the same period the previous year was primarily because we shipped fewer C1000 Signature Series systems into these markets compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2018			2017
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$13.6	12.9	58	$12.6	12.1	52

Accessories and Parts	3.5			2.9
Service	4.1			3.7
Total Accessories, Parts and Service	7.6			6.6
Total	$21.2			$19.2

For the first quarter of Fiscal 2019, revenue from microturbine products increased $1.0 million, or 8%, to $13.6 million from $12.6 million for the first quarter of Fiscal 2018. The increase in revenue was primarily because of a favorable shift in product mix, as we sold a higher number of our C30 microturbines and an increase in revenue per megawatt shipped during the first quarter of Fiscal 2019 compared to the same period last year. Megawatts shipped was 12.9 megawatts and 12.1 megawatts during the first quarter of Fiscal 2019 and 2018, respectively. Average revenue per megawatt shipped was approximately $1.1 million and $1.0 million during the first quarter of Fiscal 2019 and 2018, respectively. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the first quarter of Fiscal 2019, revenue from our accessories and parts increased $0.6 million, or 21%, to $3.5 million from $2.9 million for the first quarter of Fiscal 2018. The increase in revenue from accessories and parts was primarily because of higher parts shipments during the first quarter of Fiscal 2019 compared to the prior year. The increase in parts shipments was primarily due to timing of certain parts sales promotions that occurred during the first quarter of Fiscal 2019.

Service revenue for the first quarter of Fiscal 2019 increased $0.4 million, or 11%, to $4.1 million from $3.7 million for the first quarter of Fiscal 2018.  The increase in service revenue was primarily the result of our growing installed base and an increase in our energy efficiency customers purchasing our FPP service agreements. Additionally, effective January 1, 2018 we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. Earned revenue for our DSS program has been recorded as revenue and included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to Warren CAT, a direct sale to a domestic end-use customer, Supernova Energy Services SAS (“Supernova”), one of our Latin American distributors and E-Finity Distributed Generation, LLC (“E-Finity), one of our domestic distributors, accounted for 18%, 12% and 10%, respectively, of our revenue for the first quarter of Fiscal 2019. Sales to Horizon Power Systems (“Horizon”), one of our domestic distributors, and E-Finity accounted for 21% and 15%, respectively, of revenue for the first quarter of Fiscal 2018.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $1.8 million, or 9% of revenue, for the first quarter of Fiscal 2019 compared to a gross margin of $2.2 million, or 11% of revenue, for the first quarter of Fiscal 2018. The decrease in gross margin of $0.4 million, compared to the first quarter of Fiscal 2018 was primarily because of higher production and service center labor and overhead expense of $0.5 million, $0.3 million decrease in our direct material costs margin offset by a reduction in warranty expense of $0.4 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2019 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Production and service center labor and overhead expense increased $0.5 million during the first quarter of Fiscal 2019 compared to the first quarter of Fiscal 2018 primarily because of increases of $0.2 million in consulting expense, $0.1 million in salaries expense and $0.1 million in supplies expense. In addition, overhead allocated to finished goods inventory decreased $0.1 million.

Direct material costs margin decreased $0.3 million primarily as a result of an increase in FPP expenses associated with higher than normal levels of scheduled and unscheduled maintenance activities and a shift in product mix towards C1000 Series microturbines.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.4 million during the first quarter of Fiscal 2019 compared to the first quarter of Fiscal 2018 reflects decreases in reliability repair programs, warranty accommodations and warranty claims. Management expects warranty expense in Fiscal 2019 to be lower than in Fiscal 2018 primarily because of a decrease in reliability repair programs.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended June 30,
	2018	2017
Gross Margin
Product	$0.1	$0.1
As a percentage of product revenue	0%	1%

Accessories, parts and service	$1.7	$2.1
As a percentage of accessories, parts and service revenue	23%	32%

Total Gross Margin	$1.8	$2.2
As a percentage of total revenue	9%	11%

The decrease in product gross margin during the first quarter of Fiscal 2019 compared to the first quarter of Fiscal 2018 was primarily because of a shift in product mix towards C1000 Series microturbines, an increase in direct material costs and an increase in production and service center labor and overhead expense compared to the same period last year. Accessories, parts and service gross margin decreased during the first quarter of Fiscal 2019 compared to the first quarter of Fiscal 2018 primarily because of FPP expenses associated with higher than normal levels of scheduled and unscheduled maintenance activities.

Research and Development (“R&D”) Expenses R&D expenses for the first quarter of Fiscal 2019 decreased $0.2 million, or 18%, to $0.9 million from $1.1 million in the first quarter of Fiscal 2018. The overall decrease in R&D expenses of approximately $0.2 million resulted primarily from a decrease in salary expense during the quarter. Management expects R&D expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 as a result of ongoing product development costs.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the first quarter of Fiscal 2019 increased $0.7 million, or 14%, to $5.7 million from $5.0 million for the first quarter of Fiscal 2018. The net increase in SG&A expenses was comprised of increases of approximately $0.2 million in marketing expense, $0.2 million in facility expense, $0.1 million in salaries expense, $0.1 million in business travel expense and $0.1 million in professional services expense, including accounting and legal expenses. Excluding bad debt recovery, management expects SG&A expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 primarily as a result of increases in allocated costs for salaries expense, marketing expense, shared-services and professional services, including legal and shareholder expenses.

Interest Expense  Interest expense decreased $0.1 million, or 50%, to $0.1 million during the first quarter of Fiscal 2019 from $0.2 million for the first quarter of Fiscal 2018. Interest expense decreased primarily because of higher amortization of deferred financing costs related to our former credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) during the first quarter of Fiscal 2018. As of March 31, 2018, we had total debt of $10.0 million outstanding under the Bridge Bank credit facility.

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

Our cash, cash equivalents and restricted cash balances increased $0.2 million during the first quarter of Fiscal 2019, compared to an increase of $0.6 million during the first quarter of Fiscal 2018. The increase in cash, cash equivalents and restricted cash during the first quarter of Fiscal 2019 compared to the decrease in cash, cash equivalents and restricted cash during the same period last year was because of higher cash generated from financing activities primarily from the issuance of common stock through the at-the-money offering program as described below.

Operating Activities  During the first quarter of Fiscal 2019, we used $6.0 million in cash in our operating activities, which consisted of a net loss for the period of $4.9 million and cash used for working capital of $2.2 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $1.1 million. During the first quarter of Fiscal 2018, we used $0.7 million in cash in our operating activities, which consisted of a net loss for the period of $4.1 million, offset by cash provided by working capital of $1.9 million and non-cash adjustments of $1.5 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Quarter Ended June 30,
	2018	2017
Net loss	$(4,897)	$(4,092)
Non-cash operating activities(1)	1,090	1,535
Changes in operating assets and liabilities:
Accounts receivable	84	4,786
Inventories	(621)	(1,010)
Accounts payable and accrued expenses	61	(1,147)
Other changes in operating assets and liabilities	(1,735)	(804)
Net cash used in operating activities	$(6,018)	$(732)

(1)	Represents warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the first quarter of Fiscal 2019 compared to the same period the previous fiscal year was primarily because of the provision for warranty expenses during the first quarter of Fiscal 2018 to proactively retrofit select non-Signature Series C200 microturbines with the more robust new Signature Series generator. The change in accounts receivable during the first quarter of Fiscal 2018 was primarily the result of increased collections related to higher revenue in the fourth quarter of Fiscal 2017. Additionally, during the first quarter of Fiscal 2019, we had a delayed collection from a specific customer. The change in inventory was primarily the result of an increase in raw materials offset by a reduction in finished goods during the first quarter of Fiscal 2019 compared to an increase in finished goods during the first quarter of Fiscal 2018. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the first quarter of Fiscal 2019 compared to the same period the previous fiscal year. The change in other operating assets and liabilities was primarily because of a reduction in warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines and deposits on microturbine systems, offset by an increase in supplier prepayment obligation during the first quarter of Fiscal 2019 compared to the first quarter of Fiscal 2018.

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. During the first quarter of Fiscal 2019 we issued a prepayment of approximately $2.2 million to this single source supplier.

Investing Activities  Net cash used in investing activities of $0.2 million during each of the first quarters of Fiscal 2019 and 2018 relates primarily to the acquisition of fixed assets and leasehold improvements made to our Van Nuys location, respectively. During the fiscal year ended March 31, 2018, we consolidated our operations and offices into our Van Nuys, California location from our Chatsworth, California location.

Financing Activities During the first quarter of Fiscal 2019, we generated approximately $6.3 million in financing activities compared to cash generated during the first quarter of Fiscal 2018 of approximately $0.3 million. The funds generated from financing activities during the first quarter of Fiscal 2019 were primarily the result of proceeds from the at-the-market offering program described below and net proceeds from our credit facility, offset by repayment of notes payable and capital lease obligations. The funds generated from financing activities during the first quarter of Fiscal 2018 were primarily the result of proceeds from the at-the-market offering program, offset by net repayments under the credit facility and the repayment of notes payable and capital lease obligations.

On June 7, 2018, we entered into a sales agreement with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended June 30, 2018, we issued 0.7 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $1.0 million after deducting commissions paid of approximately $32,600. As of June 30, 2018, approximately $24.0 million remained available for issuance with respect to the at-the-market offering program.

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

Effective August 28, 2015, we entered into a sales agreement with respect to an at-the-market offering program pursuant to which we offered and sold, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. During the three months ended June 30, 2018, we issued 2.8 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of June 30, 2018, 26.0 million shares of our common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to us from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

There were no stock options exercised during the first quarter of Fiscal 2019 and 2018, respectively. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $3,000 and $5,000 of net cash used during the first quarter of Fiscal 2019 and 2017, respectively.

Credit Facility  The Company maintains Bridge Bank Credit Agreements with Western Alliance Bank through Bridge Bank, with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program. Under the terms of the Bridge Bank Credit Agreements, the Company may borrow up to $15.0 million on a revolving basis depending on, among other factors, the amount of its eligible inventory and accounts receivable. The Bridge Bank Credit Agreements will terminate in accordance with their terms on June 2, 2021.

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

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $6.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.0 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of June 30, 2018 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2019.

Working Capital Cash used for working capital was $2.2 million during the first quarter of Fiscal 2019, an increase of $4.1 million from the cash provided by working capital of $1.9 million during the first quarter of Fiscal 2018. We attribute the increase in our working capital requirements primarily because of $2.2 million in prepayments to one of our single source suppliers that notified us that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019 and a pay down of accrued expenses of $1.0 million with respect to our one-time leadership incentive program compensation during the first quarter of Fiscal 2019.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the first quarter of Fiscal 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our first quarter of Fiscal 2019 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $4.9 million and used cash in operating activities of $6.0 million during the first quarter of Fiscal 2019. Our working capital requirements during the first quarter of Fiscal 2019 were higher than management’s expectations, which included a $2.2 million in prepayments to one of our single source suppliers that notified us that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019 and a pay down of accrued expenses of $1.0 million with respect to our one-time leadership incentive program compensation. As of June 30, 2018, we had cash, cash equivalents and restricted cash of $19.6 million, and outstanding borrowings under our credit facility of $10.0 million.

Management evaluated these conditions in relation to our ability to meet our obligations as they become due. Our ability to continue current operations and to execute on management’s plan is dependent on our ability to generate cash flows from operations. Management believes that we will continue to make progress on our path to profitability by continuing to maintain low operating expenses and develop our geographical and vertical markets. We may seek to raise funds by selling additional securities (through at-the-market offering or otherwise) or by obtaining additional debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that we would issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under our credit facility and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of our first quarter of Fiscal 2019 financial statements, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our first quarter of Fiscal 2019 financial statements.

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

Our accounts receivable balance, net of allowances, was $15.9 million and $16.0 million as of June 30, 2018 and March 31, 2018, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by 12 days to 70 days as of June 30, 2018 compared to 58 days as of June 30, 2017. The increase in our DSO was because of a delay in a specific customer accounts receivable. We recorded net bad debt recovery of approximately $2,800 and $13,000 during the first quarter of Fiscal 2019 and 2018, respectively.

No assurance can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the previously referenced economic and geopolitical considerations.

New Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On April 1, 2018, we adopted ASU 2014-09 under the modified retrospective transition method. This method was applied to contracts that were not complete as of the date of initial application of ASU 2014-09.

During the first quarter of Fiscal 2019, we recognized revenue based on ASU 2014-09, however revenue for the first quarter of Fiscal 2018 was recognized based on Accounting Standards Codification, Topic 605, Revenue Recognition. See Note 13—Revenue Recognition for additional discussion of the impact of the adoption of ASU 2014-09.

Not yet adopted

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in our quantitative and qualitative market risk disclosure as presented in our Annual Report on Form 10-K for Fiscal 2018.

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

Changes in Internal Control Over Financial Reporting

Effective April 1, 2018, we adopted ASU 2014-09. While ASU 2014-09 is expected to have an immaterial impact on our ongoing revenue and net income, it will require management to make significant judgments and estimates. As a result, we implemented changes to our internal control environment related to revenue recognition for the first quarter of Fiscal 2019. These changes include updated accounting policies affected by ASU 2014-09, reviewing internal controls over financial reporting and updating related to ASU 2014-09 as necessary, expanded data gathering to comply with the additional disclosure requirements, training of individuals responsible for implementation of, and continuing compliance with, ASU 2014-09, as well as ongoing contract review requirements.

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

The putative class in the Kinney Complaint is comprised of all purchasers of our securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleges that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties are scheduled to participate in mediation on September 24, 2018.  We have not recorded any liability as of June 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

Federal Individual Securities Action

An individual securities complaint was filed against us, our Chief Executive Officer, and additional unidentified defendants in the United States District Court for the Central District of California under the following caption:  FiveT Investment Management LTD, et al., v. Capstone Turbine, et al., No. 2:18-CV-03512 on April 25, 2018.  The lawsuit alleges material misrepresentations and omissions regarding our revenue, sales, and operations because of alleged improper revenue recognition and backlog calculations related to BPC.  The lawsuit alleges that these statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The complaint also asserts claims against all named defendants for fraud, negligent misrepresentation, violations of California Civil Code sections 1709 and 1710, and California Corporations Code sections 25400 and 25401.  Additionally, the complaint asserts a cause of action against the individual defendants for breach of fiduciary duty.  It demands compensatory damages for the amount of damages allegedly suffered, pre-judgment and post-judgment interest, and fees. On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation. The Amended Complaint asserts claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. Defendants’ answer to the Amended Complaint is due on or by August 17, 2018. The parties have agreed to participate in a mediation to be held on September 24, 2018. We have not recorded any liability as of June 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference is scheduled for October 4, 2018.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference is scheduled for August 29, 2018.

The parties in both of the above state derivative lawsuits have agreed to participate in a mediation to be held on September 24, 2018.

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

The parties in both of the above state derivative lawsuits have agreed to participate in a mediation to be held on September 24, 2018.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2018 except for the revision of the risk factor set forth below:

We have effected reductions in our operating costs and, as a result, our ability to cut costs further and sustain our business initiatives may be limited.

Beginning in April 2015, we have implemented various initiatives to reduce operating costs across all functions of the Company and focus our business efforts on our most promising near-term product opportunities. As a result of these cost-cutting initiatives, we may have a more limited ability to further reduce costs to increase our liquidity should such measures become necessary. Any further reductions may have a materially negative impact on our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, dated August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Fourth Amended and Restated Bylaws of Capstone Turbine Corporation (d)
4.1	Form of Senior Indenture by and between Capstone Turbine Corporation and Computershare Trust Company, N.A., Trustee (e)
4.2	Form of Subordinated Indenture by and between Capstone Turbine Corporation and Computershare Trust Company, N.A., Trustee (e)
10.1	Form of Change in Control Agreement (f)
10.2	First Amendment to the Accounts Receivable Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (g)
10.3	At The Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (h)
10.4	Second Amendment to The Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, dated July 25, 2018, effective September 4, 2007 (i)
10.5	First Amendment to Business Financing Agreement between Capstone Turbine Corporation and Western Alliance Bank, N.A. dated June 1, 2018 (g)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 1, 2017 (File No. 001-15957)

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form S-3 on filed on June 7, 2018 (File No. 333-225503)

(f)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 11, 2018 (File No. 001-15957)

(g)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 10-K, filed on June 7, 2018 (File No. 001-15957)

(h) Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2018 (File No. 001-15957)

(i)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2018 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: August 7, 2018