Form 10-Q
period 2018-09-30
CAPSTONE TURBINE Corp
filed 2018-11-06
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non‑accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of November 2, 2018 was 68,415,345.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2018	2018
Assets
Current Assets:
Cash and cash equivalents	$12,303	$14,408
Restricted cash	6,000	5,000
Accounts receivable, net of allowances of $5,828 at September 30, 2018 and $5,744 at March 31, 2018	16,531	15,968
Inventories, net	15,477	15,633
Prepaid expenses and other current assets	4,967	2,803
Total current assets	55,278	53,812
Property, plant and equipment, net	2,831	2,859
Non-current portion of inventories	1,109	1,041
Intangible assets, net	299	411
Other assets	3,125	250
Total assets	$62,642	$58,373
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,055	$13,503
Accrued salaries and wages	1,562	1,588
Accrued warranty reserve	2,242	1,682
Deferred revenue	5,497	6,596
Revolving credit facility	12,496	8,527
Current portion of notes payable and capital lease obligations	39	192
Total current liabilities	35,891	32,088
Deferred revenue - non-current	1,284	—
Long-term portion of notes payable and capital lease obligations	111	130
Other long-term liabilities	390	396
Total liabilities	37,676	32,614
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 67,817,994 shares issued and 67,607,817 shares outstanding at September 30, 2018; 57,062,598 shares issued and 56,916,646 shares outstanding at March 31, 2018	68	57
Additional paid-in capital	898,108	889,585
Accumulated deficit	(871,479)	(862,225)
Treasury stock, at cost; 210,177 shares at September 30, 2018 and 145,952 shares at March 31, 2018	(1,731)	(1,658)
Total stockholders’ equity	24,966	25,759
Total liabilities and stockholders' equity	$62,642	$58,373

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product, accessories and parts	$18,627	$16,005	$35,712	$31,496
Service	3,547	3,769	7,651	7,518
Total revenue	22,174	19,774	43,363	39,014
Cost of goods sold:
Product, accessories and parts	16,945	13,549	32,575	27,586
Service	3,192	3,209	6,929	6,173
Total cost of goods sold	20,137	16,758	39,504	33,759
Gross margin	2,037	3,016	3,859	5,255
Operating expenses:
Research and development	891	1,139	1,822	2,288
Selling, general and administrative	5,308	4,796	10,962	9,757
Total operating expenses	6,199	5,935	12,784	12,045
Loss from operations	(4,162)	(2,919)	(8,925)	(6,790)
Other income (expense)	(7)	14	(21)	4
Interest income	—	—	—	9
Interest expense	(186)	(98)	(304)	(319)
Change in warrant valuation	—	(657)	—	(657)
Loss before provision for income taxes	(4,355)	(3,660)	(9,250)	(7,753)
Provision for income taxes	2	7	5	7
Net loss	$(4,357)	$(3,667)	$(9,255)	$(7,760)

Net loss per common share—basic and diluted	$(0.07)	$(0.09)	$(0.15)	$(0.18)
Weighted average shares used to calculate basic and diluted net loss per common share	65,065	42,941	63,422	42,606

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(9,255)	$(7,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568	583
Amortization of deferred financing costs	85	133
Accounts receivable allowances	55	(22)
Inventory provision	408	590
Provision for warranty expenses	1,251	995
Loss on disposal of equipment	7	26
Stock-based compensation	451	307
Change in warrant valuation	—	657
Changes in operating assets and liabilities:
Accounts receivable	(619)	3,778
Inventories	(320)	(2,360)
Prepaid expenses, other current assets and other assets	(5,135)	266
Accounts payable and accrued expenses	448	(790)
Accrued salaries and wages and long term liabilities	(32)	(7)
Accrued warranty reserve	(691)	(2,199)
Deferred revenue	184	(49)
Net cash used in operating activities	(12,595)	(5,852)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(316)	(521)
Net cash used in investing activities	(316)	(521)
Cash Flows from Financing Activities:
Net proceeds from (repayments of) revolving credit facility	3,969	(1,958)
Repayment of notes payable and capital lease obligations	(173)	(183)
Cash used in employee stock-based transactions	(73)	(22)
Net proceeds from issuance of common stock and warrants	8,083	3,987
Net cash provided by financing activities	11,806	1,824
Net decrease in Cash, Cash Equivalents and Restricted Cash	(1,105)	(4,549)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	19,408	19,705
Cash, Cash Equivalents and Restricted Cash, End of Period	$18,303	$15,156
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$186	$205
Income taxes	$5	$7
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$110	$99

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

Cash, Cash Equivalents and Restricted Cash The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts. Restricted cash represents the Company’s cash held by Western Alliance Bank through its Bridge Bank division (“Bridge Bank”) and as a condition of the two secured credit facilities (the “Bridge Bank Credit Agreements”) with Bridge Bank, the Company has restricted $6.0 million of cash equivalents as additional security for the credit facility. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	September 30,	March 31,
	2018	2018
Cash and cash equivalents	$12,303	$14,408
Restricted cash	6,000	5,000
Total cash, cash equivalents and restricted cash	$18,303	$19,408

Evaluation of Ability to Maintain Current Level of Operations  In connection with preparing the consolidated financial statements for the second quarter of Fiscal 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its second quarter of Fiscal 2019 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $4.4 million and used cash in operating activities of $6.6 million for the second quarter of Fiscal 2019. Cash used in operating activities includes payment of approximately $3.0 million to Carrier Corporation (“Carrier”) for a negotiated royalty settlement agreement. See Note 14—Other Current Liabilities for additional discussion on the negotiated royalty settlement agreement. The Company’s working capital requirements during the second quarter of Fiscal 2019 were higher than management’s expectations primarily the result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine, which resulted in a higher than expected net loss. In addition, the Company’s net loss was negatively impacted during the second quarter of Fiscal 2019 because of an increase in the Company’s warranty provision as a result of a supplier defect identified during the first quarter of Fiscal 2019. As of September 30, 2018, the Company had cash, cash equivalents and restricted cash of $18.3 million, and outstanding borrowings under its credit facility of $12.5 million.

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

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and the ability to borrow under its credit facility with Bridge Bank, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of its second quarter of Fiscal 2019 financial statements.

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

During the three and six months ended September 30, 2018, the Company recognized revenue based on ASU 2014-09, however revenue for the three and six months ended September 30, 2017 was recognized based on Accounting Standards Codification, Topic 605, Revenue Recognition. See Note 13—Revenue Recognition for additional discussion of the impact of the adoption of ASU 2014-09.

Not yet adopted

On August 17, 2018, the SEC issued Release No. 33-10532, “Disclosure Update and Simplification”, (“Release No. 33-10532”) which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements. The amendments in this rule are intended to facilitate the disclosure of information to investors and to simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders’ equity for interim financial statements, in which entities will be required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed. The final rule became effective on November 5, 2018, however the SEC announced that it would not object if a filer’s first presentation of the changes in stockholders’ equity were included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company is currently evaluating the impact of Release No. 33-10532 on its consolidated financial position and results of operations.

On June 2018, the FASB issued ASU 2018-07, “Shared-Based Payment Arrangements with Nonemployees” (Topic 505), (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted if financial statements have not yet been issued. The Company is currently evaluating the impact of ASU 2018-07 on its consolidated financial position and results of operations.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Horizon Power Systems (“Horizon”) and E-Finity Distributed Generation, LLC (“E-Finity), two of the Company’s domestic distributors and Safwan Petroleum Technologies Company (“SPETCO International”), one of the Company’s Middle East and African distributors, accounted for 15%, 12% and 10%, respectively, of revenue for the three months ended September 30, 2018. Sales to Reliable Secure Power Systems, (“RSP”), Regatta Solutions, Inc. (“Regatta”) and E-Finity Distributed Generation, LLC (“E-Finity”), three of the Company’s domestic distributors, and Optimal Group Australia Pty Ltd, one of the Company’s Australian distributors and IBT Europe GmbH (“IBT”), one of the Company’s European distributors, accounted for 12%, 11%, 11%, 11% and 10%, respectively, of revenue for the three months ended September 30, 2017. For the six months ended September 30, 2018, E-Finity and Horizon, accounted for 11% and 10% of revenue, respectively. For the six months ended September 30, 2017, E-Finity, Horizon and Optimal accounted for 13%, 12% and 10% of revenue, respectively.

Additionally, E-Finity, Woojin Mechanical and Electrical Co., Ltd (“Woojin”), one of the Company’s Asian distributors, Cal Microturbine (“Cal”), one of the Company’s domestic distributors, Serba Dinamik Sdn Bhd (“Serba”), one of the Company’s Malaysian distributors and Supernova Energy Services SAS, one of the Company’s Columbian distributors (“Supernova”) accounted for 12%, 12%, 11% and 10%, respectively, of net accounts receivable as of September 30, 2018. Serba, E-Finity, and Supernova accounted for 20%, 18% and 10%, respectively, of net accounts receivable as of March 31, 2018.

On October 13, 2017, the Company entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, the Company agreed to assign to TI the right, title and interest to receivables owed to the Company from BPC Engineering, its former Russian distributor (“BPC”), upon TI’s payment to the Company of $2.5 million in three payments by February 1, 2018. The Company received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018, which was recorded as bad debt recovery. The receivables owed to the Company from BPC had a balance of $5.2 million as of September 30, 2018, and this balance was fully reserved. As of September 30, 2018, the right, title and interest to the receivables owed to the Company from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Assignment Agreement by February 1, 2018.

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

The Company recorded a net bad debt expense of approximately $0.1 million during each of the three and six months ended September 30, 2018, respectively. The Company recorded a net bad debt recovery of approximately $9,000 and $22,000 during the three and six months ended September 30, 2017, respectively.

As of March 31, 2015, the Company had an amount owed of approximately $8.1 million by BPC. As of September 30, 2018, the Company collected cumulatively approximately $1.8 million from BPC on their accounts receivable which has been previously reserved. The Company collected approximately $0.1 million from TI during the three months ended September 30, 2018, under the terms of the Amended Assignment Agreement. The Company cumulatively collected approximately $1.1 million from TI, under the terms of the Assignment Agreement and the Amended Assignment Agreement. The remaining balance of the fully reserved accounts receivable was $5.2 million as of September 30, 2018.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of September 30, 2018 and March 31, 2018 (in thousands):

	September 30,	March 31,
	2018	2018
Raw materials	$19,716	$17,981
Work in process	30	111
Finished goods	1,449	4,076
Total	21,195	22,168
Less inventory reserve	(4,609)	(5,494)
Less non-current portion	(1,109)	(1,041)
Current portion	$15,477	$15,633

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2018 is 1.3 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2018 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$405
25 to 36 months	704
Total	$1,109

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following as of September 30, 2018 and March 31, 2018 (in thousands):

	September 30,	March 31,
	2018	2018
Machinery, rental equipment, equipment, automobiles and furniture	$15,295	$15,481
Leasehold improvements	11,053	10,949
Molds and tooling	2,834	2,904
	29,182	29,334
Less, accumulated depreciation	(26,351)	(26,475)
Total property, plant and equipment, net	$2,831	$2,859

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property and equipment was $0.2 million and $0.4 million for each of the three and six months ended September 30, 2018 and 2017, respectively.

7.  Intangible Assets

Intangible assets consisted of the following as of September 30, 2018 and March 31, 2018 (in thousands):

	September 30, 2018
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,941	299
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,407	$299

	March 31, 2018
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,829	411
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,295	$411

Amortization expense for the intangible assets was $0.1 million for each of the three and six months ended September 30, 2018 and 2017, respectively.

Expected future amortization expense of intangible assets as of September 30, 2018 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2019 (remainder of fiscal year)	112
2020	187
Total expected future amortization	$299

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $10,000 and $7,200 were earned by Solar for the three months ended September 30, 2018 and 2017, respectively. Royalties of approximately $17,100 and $13,700 were earned by Solar for the six months ended September 30, 2018 and 2017, respectively. Earned royalties of approximately $10,000 and $8,000 were unpaid as of September 30, 2018 and March 31, 2018, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by condensed consolidated statement of operations line item, stock-based compensation expense for the Company’s three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of goods sold	$13	$18	$25	$38
Research and development	6	5	13	12
Selling, general and administrative	205	130	413	257
Stock-based compensation expense	$224	$153	$451	$307

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Turbine Corporation 2017 Equity Incentive Plan (the “2017 Plan”) which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provides for awards of up to 3,000,000 shares of common stock. The 2017 Plan is administered by the Compensation Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors adopted an amendment of the 2017 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2017 Plan by 3,000,000 shares of common stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018.

Stock Options

The Company issued stock options under the 2000 Plan and issues stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s six months ended September 30, 2018 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2018	212,392	$20.71
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(2,500)	$55.20
Options outstanding at September 30, 2018	209,892	$20.30	2.4	—
Options fully vested at September 30, 2018 and those expected to vest beyond September 30, 2018	209,892	$20.30	2.4	—
Options exercisable at September 30, 2018	209,892	$20.30	2.4	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the three or six months ended September 30, 2018 or 2017. There was no expense associated with stock options during the three or six months ended September 30, 2018. The Company recorded expense of approximately $8,000 and $17,000 associated with its stock options during the three and six months ended September 30, 2017, respectively. There were no unvested stock option awards as of September 30, 2018.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issues restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-

fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock unit and performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2018	2,011,611	$0.90
Granted	634,856	1.36
Vested and issued	(465,165)	0.88
Forfeited	(32,945)	0.86
Nonvested restricted stock units outstanding at September 30, 2018	2,148,357	1.04
Restricted stock units expected to vest beyond September 30, 2018	2,148,334	$1.04

The following table provides additional information on restricted stock units for the Company’s three and six months ended September 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restricted stock compensation expense (in thousands)	$224	$144	$451	$287
Aggregate fair value of restricted stock units vested and issued (in thousands)	$516	$130	$523	$137
Weighted average grant date fair value of restricted stock units granted during the period	$1.14	$0.62	$1.36	$0.67

As of September 30, 2018, there was approximately $1.8 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.1 years.

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

During the six months ended September 30, 2018, the Company granted 147,327 PRSUs with three-year performance measurement period and the criteria measured by the Company’s free cash flow and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for free cash flow and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned. In addition, during the six months ended September 30, 2018, the Company granted 150,000 PRSUs to its President and Chief Executive officer with two-year performance measurement period and the criteria measured by the Company’s institutional ownership levels, Distributor Support System (“DSS program”) cash collections and Factory Protection Plan (“FPP”) gross margins. This equity award is 100% vesting in two years and based on predetermined equally weighted criteria. See Note 13—Revenue Recognition for additional discussion on DSS program.

The weighted average per share grant date fair value of PRSUs granted during the six months ended September 30, 2018 was $1.59. However, based on the Company’s assessment as of September 30, 2018 that the PRSU threshold for the first performance measurement likely would not be met, the fair value of the PRSU awards were adjusted to zero and no compensation expense was recorded or recognized during the six months ended September 30, 2018. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan and issues restricted stock awards under the 2017 Plan to employees and non-employee directors. There were no restricted stock awards granted during the three and six months ended September 30, 2018. During the three and six months ended September 30, 2017 the Company granted stock awards to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The following table outlines the restricted stock award activity for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2017	2017
Restricted stock awards compensation expense (in thousands)	$1	$3
Restricted stock awards granted	1,953	3,969
Weighted average grant date fair value of restricted stock awards granted during the period	$0.64	$0.63

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

At the 2017 Annual Meeting, the stockholders approved the NOL Rights Agreement.

9.   Offerings of Common Stock and Warrants and At-the-Market Offering Program

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended September 30, 2018, the Company issued 3.0 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $3.1 million after deducting commissions paid of approximately $0.1 million. During the six months ended September 30, 2018, the Company issued 3.7 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.1 million after deducting commissions paid of approximately $0.1 million. As of September 30, 2018, approximately $20.7 million remained available for issuance with respect to this at-the-market offering program.

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

As of September 30, 2018, there were 2,718,750 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 2,178,750 Series A warrants were issued with an exercise price of $2.55 per share, and have an expiration date of October 25, 2021, and 540,000 Series A warrants were issued with an exercise price of $0.60 per share, and have an expiration date of April 22, 2021.

Effective August 28, 2015, the Company entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. During the six months ended September 30, 2018, the Company issued 2.8 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of September 30, 2018, 26.0 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and are categorized using the fair value hierarchy (in thousands):

Fair Value Measurements at September 30, 2018

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

	As of		As of
	September 30, 2018		March 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$12,496	$12,496	$8,527	$8,527

11.  Revolving Credit Facility

Former Credit Facility  The Company maintained two Credit and Security Agreements, as amended, with Wells Fargo, which provided the Company with a line of credit of up to $20.0 million in the aggregate. Interest expense related the former credit facility with Wells Fargo during the six months ended September 30, 2017 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs.

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

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $6.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge

Bank Credit Agreements will bear per annum interest at the prime rate plus 1.0 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles. The Company has incurred $0.4 million in origination fees. These fees have been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized to interest expense through June 2021. As of September 30, 2018, $12.5 million in borrowings were outstanding and approximately $2.5 million borrowings were available under the credit facility. Interest expense related to the new credit facility during the three months ended September 30, 2018 was $0.2 million, which includes $46,900 in amortization of deferred financing costs. Interest expense related to the new credit facility during the three months ended September 30, 2017 was $0.1 million, which includes $28,000 in amortization of deferred financing costs. Interest expense related to the new credit facility during the six months ended September 30, 2018 was $0.3 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the new credit facility during the six months ended September 30, 2017 was $0.2 million, which includes $46,000 in amortization of deferred financing costs. The Company’s borrowing rate was 6.3% at September 30, 2018.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of September 30, 2018 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2019.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the six months ended September 30, 2018 are as follows (in thousands):

Balance, beginning of the period	$1,682
Standard warranty provision	1,251
Accrual related to reliability repair programs	—
Deductions for warranty claims	(691)
Balance, end of the period	$2,242

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

The following table presents disaggregated revenue by business group for the three and six months ended September 30, 2018 (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2018	September 30, 2018
Microturbine Products	$14,876	$28,509
Accessories and Parts	3,751	7,203
Total Product, Accessories and Parts	18,627	35,712
Service	3,547	7,651
Total Revenue	$22,174	$43,363

Following is the geographic revenue information based on the primary operating location of the Company’s customers for the three and six months ended September 30, 2018 (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2018	September 30, 2018
United States	$10,938	$21,812
Mexico	1,186	1,795
All other North America	151	267
Total North America	12,275	23,874
Europe	3,689	6,651
United Kingdom	648	2,559
Columbia	43	2,659
Asia	2,212	3,066
Australia	512	1,365
Kuwait	2,161	2,161
All other	634	1,028
Total Revenue	$22,174	$43,363

Contract Balances

Our contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.

As of September 30, 2018 the balance of deferred revenue was approximately $6.8 million compared to $6.6 million as of March 31, 2018. This overall increase in the balance of deferred revenue of $0.2 million during the six months ended September 30, 2018 was comprised of an increase in deferred revenue attributable to FPP contracts of $1.1 million, offset by decreases in deferred revenue attributable to the Distributor Support System (“DSS program”) of $0.5 million and deferred revenue attributable to deposits of $0.4 million. Changes in deferred revenue during the six months ended September 30, 2018 are as follows (in thousands):

FPP Balance, beginning of the period	$3,549
FPP Billings	8,087
FPP Revenue recognized	(7,078)
Balance attributed to FPP contracts	4,558
DSS program	626
Deposits	1,597
Deferred revenue balance, end of the period	$6,781

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

As of September 30, 2018, approximately $4.6 million of revenue is expected to be recognized from remaining performance obligations for FPP service contracts. The Company expects to recognize revenue on approximately $3.3 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of September 30, 2018 was not material.

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

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market.  Carrier earned zero and $0.2 million in royalties for C200 and C1000 Series system sales during the three and six months ended September 30, 2018, respectively. Carrier earned $0.2 million and $0.5 million in royalties for C200 and C1000 Series system sales during the three and six months ended September 30, 2017, respectively. Earned royalties of approximately $0.2 million were unpaid as of March 31, 2018, and are included in accrued expenses in the accompanying condensed consolidated balance sheets.

On September 19, 2018, the Company paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the captions “Prepaid expenses and other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company will perform a re-forecast of C200 System unit shipments, to see if a change needs to be made to the effective royalty rate. Accordingly, if the Company’s future projections change, its effective royalty rates would change, which could affect the amount and timing of royalty expense the Company recognizes. If impairment exists, then the prepaid royalty asset could be written down to fair value. Prepaid royalties are classified as current assets to the extent that such amounts will be recognized in the Company’s condensed consolidated statements of operations within the next 12 months. The current and long-term portions of prepaid royalties, included in other current assets and other assets, respectively, consisted of (in thousands):

On September 19, 2018, the Company paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the captions “Prepaid expenses and other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company will perform a re-forecast of C200 System unit shipments, to see if a change needs to be made to the effective royalty rate. Accordingly, if the Company’s future projections change, its effective royalty rates would change, which could affect the amount and timing of royalty expense the Company recognizes. If impairment exists, then the prepaid royalty asset could be written down to fair value. Prepaid royalties are classified as current assets to the extent that such amounts will be recognized in the Company’s condensed consolidated statements of operations within the next 12 months. The current and long-term portions of prepaid royalties, included in other current assets and other assets, respectively, consisted of (in thousands):

September 30,
2018
Other current assets	$124
Other assets	2,828
Royalty-related assets	$2,952

15.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2018, the Company had firm commitments to purchase inventories of approximately $37.1 million through Fiscal 2020. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through Fiscal 2025. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.4 million as of September 30, 2018 and March 31, 2018, respectively. Rent expense was approximately $0.6 million during each of the three months ended September 30, 2018 and 2017. Rent expense was approximately $1.2 million and $1.1 million during the six months ended September 30, 2018 and 2017, respectively.

Other Commitments

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2018, no significant inventories were held at distributors.

Legal Matters

Federal Securities Class Action

Two putative securities class action complaints were filed against the Company and certain of its current and former officers in the United States District Court for the Central District of California under the following captions:  David Kinney, etc. v. Capstone Turbine, et al., No. 2:15-CV-08914 on November 16, 2015 (the “Kinney Complaint”) and Kevin M. Grooms, etc. v. Capstone Turbine, et al., No. 2:15-CV-09155 on November 25, 2015 (the “Grooms Complaint”).

The putative class in the Kinney Complaint was comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015. The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting. The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017.  On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss.  On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint.  On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020.  On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation.  The parties participated in mediation on September 24, 2018. The mediation did not result in a settlement. The Company has not recorded any liability as of September 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

Federal Individual Securities Action

An individual securities complaint was filed against us, our Chief Executive Officer, and additional unidentified defendants in the United States District Court for the Central District of California under the following caption:  FiveT Investment Management LTD, et al., v. Capstone Turbine, et al., No. 2:18-CV-03512 on April 25, 2018.  The lawsuit alleges material misrepresentations and omissions regarding our revenue, sales, and operations because of alleged improper revenue recognition and backlog calculations related to BPC. The lawsuit alleged that these statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The complaint also asserted claims against all named defendants for fraud, negligent misrepresentation, violations of California Civil Code sections 1709 and 1710, and California Corporations Code sections 25400 and 25401. Additionally, the complaint asserted a cause of action against the individual defendants for breach of fiduciary duty. It demanded compensatory damages for the amount of damages allegedly suffered, pre-judgment and post-judgment interest, and fees.

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserts claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demands damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  The motion is scheduled for hearing on November 30, 2018.  The Company has not recorded any liability as of September 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order.  On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order.  A status conference is scheduled for January 22, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms.  On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action.  On March 20, 2018, the Court entered that proposed order.  A status conference is scheduled for January 2, 2019.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018.  Settlement negotiations are ongoing.

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

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. Settlement negotiations are ongoing.

Capstone Turbine Corporation v. Regatta Solutions, Inc.

On August 14, 2018, the Company initiated arbitration proceedings against its former distributor, Regatta Solutions, Inc. (“Regatta”), and additional unidentified defendants with the American Arbitration Association under the following caption: Capstone Turbine Corp. v. Regatta Solutions, Inc., Case No. 01-18-0003-0860 (“Capstone-Regatta Arbitration”). The Company has alleged claims against Regatta for breach of contract and unjust enrichment relating to an agreement to wind down relations following the mutual non-renewal of the distributor agreement between the parties. As remedies for these claims, the Company is seeking compensatory, consequential, and punitive damages, along with declaratory relief and attorney’s fees, interest and costs.

On October 18, 2018, Regatta filed its answer and cross-claims in the Capstone-Regatta Arbitration. In its cross-claims, Regatta has asserted claims for breach of contract, intentional interference with prospective economic advantage, fraud, and intentional interference with contractual relation relating to the agreement to wind down relations and purported sales efforts by the Company’s distributor in California. As remedies for these alleged claims, Regatta is seeking no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. The Company’s answer to the cross-claims is due to be filed on November 7, 2018.

On October 18, 2018, Regatta also filed claims in the Superior Court of the State of California, County of Orange, alleging two counts of fraud, and one count of interference with contractual obligations individually against Mr. James Crouse, Executive Vice President of Sales for the Company arising out of the same allegations relating to the agreement to wind down relations and purported sales efforts by the Company’s distributor in California. As remedies for these alleged claims, Regatta is seeking no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. The case was filed under the caption Regatta Solutions, Inc., v. Jim Crouse, et. al., Case No. 30-2018-01026571-CU-FR-CJC. The Company has not recorded any liability as of September 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

Capstone Turbine Corporation v. Energy Systems, Inc.

On August 17, 2018 the Company initiated arbitration proceedings against its former distributor, Energy Systems of Caribbean, Inc. (“Energy Systems”) by seeking declaratory relief that its action in terminating the distributorship was justified under the law. The claim was filed with the American Arbitration Association under the following caption: Capstone Turbine Corp. v. Energy Systems of Caribbean, Inc., Case No. 01-18-0003-1307. As remedies for these claims, the Company is seeking declaratory relief and attorney’s fees, interest and costs.

On August 22, 2018, Energy Systems filed a claim against the Company in Puerto Rico alleging Breach of Distribution Contract under Law No. 75 of June 24, 1964, as amended, 10 l.p.r.a. §§ 278-278. The case was filed under the caption Energy Systems of Caribbean, Inc., v. Capstone Turbine Corporation, CIVIL NO. SJ2018cv06543 (904). As remedies for these alleged claims, Energy Systems seeks actual damages, injunctive relief, attorney’s fees and costs. This matter was subsequently removed to the United States District Court for the District of Puerto Rico based on diversity jurisdiction (Case No. 3:18-cv-01611). The parties have since stipulated to a stay of both the federal litigation and arbitration so that the parties may pursue settlement. The Company has not recorded any liability as of September 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2018 which would make these instruments anti-dilutive. As of September 30, 2018 and 2017, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 2.4 million and 0.9 million, respectively. As of September 30, 2018, the number of PRSUs subject to performance conditions which have not been satisfied have been excluded from diluted net loss per common share computations was approximately 0.3 million.  There were no PRSUs outstanding as of September 30, 2017. As of September 30, 2018 and 2017, the number of warrants excluded from diluted net loss per common share computations was approximately 2.7 million and 10.4 million, respectively.

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

Our goals for Fiscal 2019 are to achieve EBITDA breakeven; significantly grow gross margin and revenue for our accessories, parts and service; strengthen our core market verticals, while diversifying into additional market verticals and geographies; and drive towards 100% aftermarket sales absorption. During the second quarter Fiscal 2019 our net loss increased by 19% to $4.4 million and our basic and diluted loss per share improved by 22% to $0.07 compared to $3.7 million and $0.09, respectively, in the same period of the previous year. The increase in the net loss during the second quarter of Fiscal 2019 was primarily the result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine. In addition, our net loss was negatively impacted because of an increase in our warranty provision during the second quarter of Fiscal 2019 as a result of a supplier defect identified during the first quarter of Fiscal 2019. The improvement in the net loss per share during the second quarter of Fiscal 2019 was primarily the result of an increase in weighted average shares outstanding to 65.1 million for the second quarter of Fiscal 2019 from 42.9 million for the second quarter of Fiscal 2018. Total revenue increased 12% during the second quarter of Fiscal 2019 primarily because of an increase in revenue from the United States and Canada and Middle East and Africa geographic markets compared to the same period last year. The first half of Fiscal 2019 was characterized by a growth of 11% in our total revenue, strengthening of the natural resources market while diversifying into Latin America, Russia and Middle East and Africa, compared to the first half of Fiscal 2018. Additionally, though the U.S. dollar has somewhat weakened against other currencies, it still continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets as we sell in U.S. dollars.

Our products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to target projects within the energy efficiency and renewal energy markets. However, we experienced growth in the natural resources market during the second quarter of Fiscal 2019, which we believe was primarily because oil prices continued to be above $60.00 per barrel. Although we have experienced an improvement in revenue during the second quarter of Fiscal 2019 primarily because of a rebound in oil prices, we continue to be impacted by the volatility of the global oil and gas markets and the ongoing global geopolitical tensions. We also continue to see interest in critical power supply applications as customers want solutions that can handle both primary and backup power.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Energy efficiency	53%	66%	40%	61%
Natural resources	44%	15%	51%	27%
Renewable energy	3%	19%	6%	12%
Microgrid	—	—	3%	—

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

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high demand power users, including high technology, health care and information systems facilities require higher levels of reliability in their power generation service. To meet these customer requirements, traditional solutions utilize UPS to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution that can both meet customer reliability requirements and reduce operating costs. We have seen continued development in the critical market segment as it relates to health care facilities.

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that act as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbine, fuel cells and battery storage.  Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment.

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

Backlog

Net product orders were approximately $19.4 million and $5.8 million for the three months ended September 30, 2018 and 2017, respectively. Ending backlog was approximately $78.4 million at September 30, 2018 compared to $110.9 million at September 30, 2017. Book-to-bill ratio was 0.7:1 and 0.5:1 for the three months ended September 30, 2018 and 2017, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

Due to the above amendments, during the three months ended March 31, 2018 we removed product orders related to BPC from backlog for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. Additionally, during the three months ended September 30, 2018 we removed product orders related to BPC from backlog for approximately $10.6 million. This removal was the result of our continuous review of BPC related backlog with TI which resulted in us no longer honoring the product pricing. After removal of the foregoing orders, the remaining backlog related to BPC as of September 30, 2018 comprises up to approximately 39% of our total backlog. This remaining backlog related to BPC continues to be reviewed with TI and the other new distributors in the region, and they have the right to request delivery of those backlog orders if the associated projects proceed. Nonetheless, the remaining backlog related to BPC may be negatively impacted.

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

2.

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 104 distributors, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 25 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 79 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

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

Our FPP backlog as of September 30, 2018 was approximately $73.8 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Our FPP backlog as of March 31, 2018 was approximately $75.6 million. Our FPP backlog as of September 30, 2017 was approximately $74.7 million. Additionally, we offer new and remanufactured parts through our global distribution network.

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

During the three months ended September 30, 2018 we received funding from the Department of Energy Technology Commercialization to refine Argonne National Laboratory’s (“Argonne”) high-efficiency, fast-charging and fast-discharging thermal energy-storage system (“TESS”) for use in CHP systems. The new Capstone CHP system will incorporate Argonne’s high-efficiency, fast-charging, and fast-discharging thermal energy system for waste heat recovery and reuse in projects that require process heat and industrial manufacturing environments. This new project focuses on integrating Argonne’s TESS into a C200 CHP system, specifically, using thermal modeling and simulations to optimize system design; fabricating and integrating the TESS into the C200 system; testing the performance of the integrated TESS-C200 CHP system and conducting both a technology and economic analysis to establish performance and cost benefits of the new integrated microturbine and thermal battery solution.

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

We are also developing a more efficient microturbine CHP system with the support of the Department of Energy, which awarded us a grant of $5.0 million in support of this development program, of which $4.2 million was allocated to us and was used through September 30, 2015. We successfully completed the first phase of the development program on September 30, 2015 and achieved 270 kW with a prototype C250 microturbine in our development test lab. Management intends to continue with the next phase of development and commercialization after we achieve profitability. In Fiscal 2018, we completed the second phase of long-

term endurance test. The next phase will be to continue development of the C250 product architecture as well as the associated power electronics and software controls required for successful commercialization.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended September 30,
	2018	2017
	Revenue	Revenue
United States and Canada	$11.1	$9.2
Europe and Russia	4.4	4.5
Latin America	1.8	1.4
Asia and Australia	2.7	3.6
Middle East and Africa	2.2	1.1
Total	$22.2	$19.8

Revenue  Revenue for the three months ended September 30, 2018 increased $2.4 million, or 12%, to $22.2 million from $19.8 million for the three months ended September 30, 2017. The change in revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 included increases in revenue of $1.9 million from the United States and Canadian markets, $1.1 million from the Middle East and African markets and $0.4 million from the Latin American market. These overall increases in revenue were offset by decreases in revenue of $0.9 million from the Asian and Australian markets and $0.1 million from the European and Russian markets. The increase in revenue in the United States and Canadian markets during the three months ended September 30, 2018 compared to the same period last year was primarily because the natural resources and energy efficiency vertical markets continue to improve. The increase in revenue in the Middle East and African markets was primarily the result of our continued investment in key growth initiatives in those markets. However, our revenue in the Middle East and African markets continues to be negatively impacted by the volatility of the global oil and gas markets and ongoing geopolitical tensions in these regions. The increase in revenue in the Latin American market was primarily because of an increase in C200 and C1000 Signature Series systems shipments during the three months ended September 30, 2018 compared to the same period last year. The decrease in revenue in the Asian and Australian markets was primarily because of a decrease in accessories and parts shipments during three months ended September 30, 2018 compared to the same period last year. The decrease in revenue in the European and Russian markets was primarily because of a decrease in product shipments into the European energy efficiency and renewable energy vertical markets. Our revenue in the European and Russian markets continues to be negatively impacted by the ongoing geopolitical tensions and a strong U.S. dollar in certain markets making our products more expensive in such markets.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2018			2017
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$14.9	15.9	82	$12.2	11.3	68

Accessories and Parts	3.8			3.8
Service	3.5			3.8
Total Accessories, Parts and Service	7.3			7.6
Total	$22.2			$19.8

For the three months ended September 30, 2018, revenue from microturbine products increased $2.7 million, or 22%, to $14.9 million from $12.2 million for the three months ended September 30, 2017.  The increase in revenue and megawatts shipped was primarily because of a favorable shift in product mix, as we sold a higher number of our C1000 Series systems, offset by a decrease in revenue per megawatt shipped during the three months ended September 30, 2018 compared to the same period last year. Megawatts shipped was 15.9 megawatts and 11.3 megawatts during the three months ended September 30, 2018 and 2017, respectively. Average revenue per megawatt shipped was approximately $0.9 million and $1.1 million during the three months ended September 30, 2018 and 2017, respectively. Average revenue per megawatt decreased as a result of a shipment of 2.0 megawatts of remanufactured systems during the second quarter of Fiscal 2019. These systems had a much lower selling price than the new systems. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

Revenue from our accessories and parts was $3.8 million for each of the three months ended September 30, 2018 and 2017, respectively.

Service revenue for the three months ended September 30, 2018 decreased $0.3 million, or 8%, to $3.5 million from $3.8 million for the three months ended September 30, 2017. The decrease in service revenue was primarily the result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine. This decrease was offset by an increase in revenue from our Distributor Support System (“DSS program”). Effective January 1, 2018 we launched our DSS program to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. Earned revenue from our DSS program for the three months ended September 30, 2018 was $0.3 million and included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to Horizon Power Systems (“Horizon”), one of our domestic distributors, E-Finity Distributed Generation, LLC (“E-Finity), one of our domestic distributors and Safwan Petroleum Technologies Company (“SPETCO International”), one of our Middle East and African distributors, accounted for 15%, 12% and 10%, respectively, of revenue for the three months ended September 30, 2018. Sales to Reliable Secure Power Systems, (“RSP”), Regatta Solutions, Inc. (“Regatta”) and E-Finity Distributed Generation, LLC (“E-Finity”), three of the Company’s domestic distributors, and Optimal Group Australia Pty Ltd, one of the Company’s Australian distributors and IBT Europe GmbH (“IBT”), one of the Company’s European distributors, accounted for 12%, 11%, 11%, 11% and 10%, respectively, of revenue for the three months ended September 30, 2017.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $2.0 million, or 9% of revenue, for the three months ended September 30, 2018 compared to a gross margin of $3.0 million, or 15% of revenue, for the three months ended September 30, 2017. The decrease in gross margin of $1.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily because of incremental warranty expense of $0.6 million, a $0.4 million decrease in our direct material costs margin and higher production and service center labor and overhead expense of $0.2 million, offset by lower royalty expense of $0.2 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2019 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily because of an increase in the standard warranty provision as a result of a supplier defect identified during the first quarter of Fiscal 2019. Management expects warranty expense in Fiscal 2019 to be higher than in Fiscal 2018 primarily because of an increase in the standard warranty provision.

Direct material costs margin decreased $0.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily as a result of an increase in FPP expenses associated with higher than normal levels of unscheduled maintenance activities and lower selling price of two C1000 refurbished systems.

Production and service center labor and overhead expense increased $0.2 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily because of an increase in overhead allocated to finished goods inventory of $0.4 million, offset by a decrease in salaries expense of $0.2 million.

On July 25, 2018, we and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $0.2 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily because we concluded our royalty obligation under the Development Agreement.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended September 30,
	2018	2017
Gross Margin
Product	$0.3	$0.9
As a percentage of product revenue	2%	7%

Accessories, parts and service	$1.7	$2.1
As a percentage of accessories, parts and service revenue	24%	28%

Total Gross Margin	$2.0	$3.0
As a percentage of total revenue	9%	15%

The decrease in product gross margin during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily because of an increase in warranty expense, lower selling price of two C1000 refurbished systems, an increase in direct material costs and an increase in overhead allocated to finished goods inventory. Accessories, parts and service gross margin decreased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily because of lower than expected service revenue, resulting from reassignment of certain long-term factory protection plan contracts from our legacy California distributor to Cal Microturbine and higher than normal levels of unscheduled maintenance activities primarily because of a supplier defect identified during the first quarter of Fiscal 2019.

Research and Development (“R&D”) Expenses R&D expenses for the three months ended September 30, 2018 decreased $0.2 million, or 18%, to $0.9 million from $1.1 million in the three months ended September 30, 2017. The overall decrease in R&D expenses of approximately $0.2 million resulted from a decrease in salaries expense of approximately $0.3 million, offset by an increase in supplies expense of $0.1 million. Management expects R&D expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 as a result of ongoing product development costs.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended September 30, 2018 increased $0.5 million, or 10%, to $5.3 million from $4.8 million for the three months ended September 30, 2017. The net increase in SG&A expenses was comprised of increases of approximately $0.2 million in allocated costs for shared-services facilities expense, $0.2 million in professional services expense, including legal expenses and $0.1 million in marketing expense. Excluding the one-time Leadership Incentive Program and bad debt recovery recorded in Fiscal 2018, management expects SG&A expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 primarily as a result of increases in salaries expense, marketing expense, allocated costs for shared-services facilities expense and professional services, including legal and shareholder expenses.

Interest Expense  Interest expense was $0.2 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had total debt of $12.5 million outstanding under the Bridge Bank credit facility.

Six Months Ended September 30, 2018 and 2017

The following table summarizes our revenue by geographic markets (amounts in millions):

	Six Months Ended September 30,
	2018	2017
	Revenue	Revenue
United States and Canada	$22.1	$19.6
Europe and Russia	9.3	7.1
Latin America	5.4	2.9
Asia and Australia	4.4	6.4
Middle East and Africa	2.2	3.0
Total	$43.4	$39.0

Revenue  Revenue for the six months ended September 30, 2018 increased $4.4 million, or 11%, to $43.4 million from $39.0 million for the six months ended September 30, 2017. The change in revenue for the six months ended September 30, 2018 compared to the six months ended September 30, 2017 included increases in revenue of $2.5 million from the United States and Canadian markets, $2.5 million from the Latin American market and $2.2 million from the European and Russian markets. These increases in revenue were offset by decreases in revenue of $2.0 million from the Asian and Australian markets and $0.8 million from the Middle East and African markets. The increase in revenue in the United States and Canadian markets during the six months ended September 30, 2018 compared to the same period the previous year was primarily because of higher accessories, parts and service revenue and product shipments into the natural resources vertical market continues to improve on our C30 and C1000 Signature Series. The increase in revenue in the Latin American market was primarily because of an increase in C200 and C1000 Signature Series systems shipments during the six months ended September 30, 2018 compared to the same period last year. The increase in revenue in the European and Russian markets was primarily because the European energy efficiency and renewable energy vertical markets continue to improve. Our revenue in the European and Russian markets continues to be negatively impacted by the ongoing geopolitical tensions and a strong U.S. dollar in certain markets making our products more expensive in such markets. The decrease in revenue in the Middle East and African markets was primarily the result of the shift in certain customers’ project timelines compared to the same period last year. Our revenue in the Middle East and African markets continues to be negatively impacted by the volatility of the global oil and gas markets and ongoing geopolitical tensions in these regions. The decrease in revenue in the Asian and Australian markets was primarily because of decreases in accessories and parts revenue and product shipments into the energy efficiency and renewable energy vertical markets during the six months ended September 30, 2018 compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2018			2017
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$28.5	28.8	140	$24.8	23.4	120

Accessories and Parts	7.2			6.7
Service	7.7			7.5
Total Accessories, Parts and Service	14.9			14.2
Total	$43.4			$39.0

For the six months ended September 30, 2018, revenue from microturbine products increased $3.7 million, or 15%, to $28.5 million from $24.8 million for the six months ended September 30, 2017. The increase in revenue and megawatts shipped was primarily because of a favorable shift in product mix, as we sold a higher number of our C1000 Series systems, offset by a decrease in revenue per megawatt shipped during the six months ended September 30, 2018 compared to the same period last year. Megawatts shipped during the six months ended September 30, 2018 increased 5.4 megawatts, or 23%, to 28.8 megawatts from 23.4 megawatts during the six months ended September 30, 2017. Average revenue per megawatt shipped was approximately $1.0 million and $1.1 million during the six months ended September 30, 2018 and 2017, respectively. Average revenue per megawatt decreased as a result of the shipment of 2.0 megawatts of remanufactured systems during the second quarter of Fiscal 2019. These systems had a much lower selling price than the new systems. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the six months ended September 30, 2018, revenue from our accessories and parts increased $0.5 million, or 7%, to $7.2 million from $6.7 million for the six months ended September 30, 2017. The increase in revenue from accessories and parts was primarily because of delivery of certain large parts orders, offset by lower accessories shipments of our Organic Rankine Cycle (“ORC”) systems.

Service revenue for the six months ended September 30, 2018 increased $0.2 million, or 3%, to $7.7 million from $7.5 million for the six months ended September 30, 2017. The increase in service revenue was primarily because of revenue from our new DSS program, offset by a decrease in service revenue. The decrease in service revenue was primarily the result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine. Earned revenue from our DSS program for the six months ended September 30, 2018 was $0.5 million and included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

For the six months ended September 30, 2018, E-Finity and Horizon, accounted for 11% and 10% of revenue, respectively. For the six months ended September 30, 2017, E-Finity, Horizon and Optimal accounted for 13%, 12% and 10% of revenue, respectively.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was approximately $3.9 million, or 9% of revenue, for the six months ended September 30, 2018 compared to a gross margin of $5.2 million, or 13% of revenue, for the six months ended September 30, 2017. The decrease in gross margin of $1.3 million during the six months ended September 30, 2018 compared to the six months ended September 30, 2017 was primarily because of a $0.7 million decrease in our direct material costs margin, higher production and service center labor and overhead expense of $0.7 million and incremental warranty expense of $0.2 million, offset by lower royalty expense of $0.2 million and inventory charges of $0.1 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2019 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin decreased $0.7 million during the six months ended September 30, 2018 compared to the six months ended September 30, 2017 primarily as a result of an increase in FPP expenses associated with higher than normal levels of scheduled and unscheduled maintenance activities and lower selling price of two C1000 refurbished systems.

Production and service center labor and overhead expense increased $0.7 million during the six months ended September 30, 2018 compared to the six months ended September 30, 2017 primarily because of increases of approximately $0.5 million in overhead allocated to finished goods inventory, $0.4 million in consulting expense and $0.1 million in supplies expense, offset by decreases of $0.2 million in salaries expense and $0.1 million in facilities expense.

The increase in warranty expense of $0.2 million during the six months ended September 30, 2018 compared to the six months ended September 30, 2017 was primarily because of an increase in our warranty provision as a result of a supplier defect identified during the first quarter of Fiscal 2019. Management expects warranty expense in Fiscal 2019 to be higher than in Fiscal 2018 primarily because of an increase in the standard warranty provision.

On July 25, 2018, we and Carrier entered into a Second Amendment whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development Agreement and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the captions “Prepaid expenses and other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $0.2 million during the six months ended September 30, 2018 compared to the six months ended September 30, 2017 primarily because we concluded our royalty obligation under the Development Agreement.

Inventory charges decreased $0.1 million during the six months ended September 30, 2018 compared to the six months ended September 30, 2017 primarily as the result of a decrease in scrap material.

The following table summarizes our gross margin (in millions except percentages):

	Six Months Ended September 30,
	2018	2017
Gross Margin
Product	$0.4	$0.9
As a percentage of product revenue	1%	4%

Accessories, parts and service	$3.5	$4.3
As a percentage of accessories, parts and service revenue	23%	30%

Total Gross Margin	$3.9	$5.2
As a percentage of total revenue	9%	13%

The decrease in product gross margin during the six months ended September 30, 2018 compared to the six months ended September 30, 2017 was primarily because of an increase in warranty expense, lower selling price of two C1000 refurbished systems and an increase in direct material costs. In addition, the decrease in product gross margin was because of an increase expense associated with overhead allocated to finished goods inventory. Accessories, parts and service gross margin decreased during the six months ended September 30, 2018 compared to the six months ended September 30, 2017 primarily the result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine. In addition, the accessories, parts and service margin decreased because of higher than normal levels of scheduled and unscheduled maintenance activities primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019.

R&D Expenses R&D expenses for the six months ended September 30, 2018 decreased $0.5 million, or 22%, to $1.8 million from $2.3 million in the six months ended September 30, 2017. The overall decrease in R&D expenses of approximately $0.5 million resulted primarily from a decrease in salaries expense during the six months ended September 30, 2018 compared to the same period last year. Management expects R&D expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 as a result of ongoing product development costs.

SG&A Expenses  SG&A expenses for the six months ended September 30, 2018 increased $1.1 million, or 11%, to $10.9 million from $9.8 million for the six months ended September 30, 2017. The net increase in SG&A expenses was comprised of increases of approximately $0.3 million in allocated costs for shared-services facilities expense, $0.3 million in marketing expense, $0.2 million in salaries expense, $0.2 million in professional services expense, including legal expenses and $0.1 million in consulting expense. Excluding the one-time Leadership Incentive Program and bad debt recovery recorded in Fiscal 2018, management expects SG&A expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 primarily as a result of increases in salaries expense, marketing expense, allocated costs for shared-services facilities expense and professional services, including legal and shareholder expenses.

Interest Expense  Interest expense was $0.3 million during each of the six months ended September 30, 2018 and 2017. As of September 30, 2018, we had total debt of $12.5 million outstanding under the credit facility.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2019 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations. However, management expects to spend more than planned primarily as a result of deploying several of our microturbines under our microturbine rental program. We have invested our cash in institutional funds that invest in high quality short term money market instruments to provide liquidity for operations and for capital preservation.

Our cash, cash equivalents and restricted cash balances decreased $1.1 million during the six months ended September 30, 2018, compared to a decrease of $4.5 million during the six months ended September 30, 2017. The increase in cash, cash equivalents and restricted cash during the six months ended September 30, 2018 compared to the same period last year was because of higher cash generated from financing activities primarily from the issuance of common stock through the at-the-money offering program as described below.

Operating Activities  During the six months ended September 30, 2018, we used $12.6 million in cash in our operating activities, which consisted of a net loss for the period of $9.2 million and cash used for working capital of $6.2 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $2.8 million. During the six months ended September 30, 2017, we used $5.9 million in cash in our operating activities, which consisted of a net loss for the period of $7.8 million and cash used for working capital of $1.4 million, offset by non-cash adjustments of $3.3 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Six Months Ended September 30,
	2018	2017
Net loss	$(9,255)	$(7,760)
Non-cash operating activities(1)	2,825	3,269
Changes in operating assets and liabilities:
Accounts receivable	(619)	3,778
Inventories	(320)	(2,360)
Accounts payable and accrued expenses	448	(790)
Other changes in operating assets and liabilities	(5,674)	(1,989)
Net cash used in operating activities	$(12,595)	$(5,852)

(1)	Represents change in warrant valuation, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the six months ended September 30, 2018 compared to the same period the previous fiscal year was primarily because of the provision for warranty expenses during the six months ended September 30, 2018 primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019. The change in accounts receivable during the six months ended September 30, 2018 was primarily the due to delayed collection from certain customers, compared to a decrease in accounts receivable during the six months ended September 30, 2017, which was primarily the result of higher revenue in the fourth quarter of Fiscal 2017. The change in inventory was primarily the result of an increase in raw materials offset by a reduction in finished goods during the six months ended September 30, 2018 compared to an increase in finished goods during the six months ended September 30, 2017. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the six months ended September 30, 2018 compared to the same period the previous fiscal year. The change in other operating assets and liabilities during the six months ended September 30, 2018 was primarily because of a negotiated royalty settlement to Carrier and a supplier prepayment obligation, each described below. The change in other operating assets and liabilities during the six months ended September 30, 2017 was primarily the result of warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines and this warranty program was completed during the three months ended December 31, 2017.

On July 25, 2018, we and Carrier entered into a Second Amendment whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development Agreement and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement agreement of $3.0 million to Carrier, as such there is no further royalty obligation to Carrier.

During the three months ended March 31, 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. During the six months ended September 30, 2018 we issued a prepayment of approximately $2.2 million to this single source supplier.

Investing Activities  Net cash used in investing activities of $0.3 million and $0.5 million during the six months ended September 30, 2018 and 2017, respectively, relates primarily to the acquisition of fixed assets and leasehold improvements made to our Van Nuys location, respectively. During the fiscal year ended March 31, 2018, we consolidated our operations and offices into our Van Nuys, California location from our Chatsworth, California location.

Financing Activities During the six months ended September 30, 2018, we generated approximately $11.8 million in financing activities compared to cash generated during the six months ended September 30, 2017 of approximately $1.8 million. The funds generated from financing activities during the six months ended September 30, 2018 were primarily the result of proceeds from the at-the-market offering program described below and net proceeds from our credit facility, offset by repayment of notes payable and capital lease obligations. The funds generated from financing activities during the six months ended September 30, 2017 were primarily the result of proceeds from the at-the-market offering program, offset by net repayments under the credit facility and the repayment of notes payable and capital lease obligations.

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended September 30, 2018, we issued 3.0 million shares of our common stock under this at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $3.1 million after deducting commissions paid of approximately $0.1 million. During the six months ended September 30, 2018, we issued 3.7 million shares of our common stock under this at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $4.1 million after deducting commissions paid of approximately $0.1 million. As of September 30, 2018, approximately $20.7 million remained available for issuance with respect to this at-the-market offering program.

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

Effective August 28, 2015, we entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which we offered and sold, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. During the six months ended September 30, 2018, we issued 2.8 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of September 30, 2018, 26.0 million shares of our common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to us from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

There were no stock options exercised during the six months ended September 30, 2018 and 2017, respectively. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $73,000 and $22,000 of net cash used during the six months ended September 30, 2018 and 2017, respectively.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of September 30, 2018 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2019.

Working Capital Cash used for working capital was $6.2 million during the six months ended September 30, 2018, an increase of $4.8 million from the cash used for working capital of $1.4 million during the six months ended

September 30, 2017. We attribute the increase in our working capital requirements primarily because of $3.0 million negotiated royalty settlement agreement payment to Carrier, $2.2 million in prepayments to one of our single source suppliers that notified us that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019, and a pay down of accrued expenses of $1.0 million with respect to our one-time leadership incentive program compensation.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the second quarter of Fiscal 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our first quarter of Fiscal 2019 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. We incurred a net loss of $4.4 million and used cash in operating activities of $6.6 million for the second quarter of Fiscal 2019. Cash used in operating activities includes a payment of approximately $3.0 million to Carrier for a negotiated royalty settlement agreement. See Note 14—Other Current Liabilities for additional discussion on the negotiated royalty settlement agreement. Our working capital requirements during the second quarter of Fiscal 2019 were higher than management’s expectations primarily the result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine, which resulted in a higher than expected net loss. In addition, our net loss was negatively impacted during the second quarter of Fiscal 2019 because of an increase in our warranty provision as a result of a supplier defect identified during the first quarter of Fiscal 2019. As of September 30, 2018, we had cash, cash equivalents and restricted cash of $18.3 million, and outstanding borrowings under our credit facility of $12.5 million.

As of September 30, 2018, we had cash, cash equivalents and restricted cash of $18.3 million, and outstanding borrowings under our credit facility of $12.5 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the ability to borrow under our credit facility and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of our second quarter of Fiscal 2019 financial statements, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our first quarter of Fiscal 2019 financial statements.

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

Our accounts receivable balance, net of allowances, was $16.5 million and $16.0 million as of September 30, 2018 and March 31, 2018, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by 7 days to 68 days as of September 30, 2018 compared to 61 days as of September 30, 2017. The increase in our DSO was primarily because of a delay in a specific customer accounts receivable. We recorded a net bad debt expense of approximately $0.1 million during the six months ended September 30, 2018. We recorded a net bad debt recovery of approximately $22,000 during the six months ended September 30, 2017.

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

Not yet adopted

On August 17, 2018, the SEC issued Release No. 33-10532, “Disclosure Update and Simplification”, (“Release No. 33-10532”) which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements. The amendments in this rule are intended to facilitate the disclosure of information to investors and to simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders’ equity for interim financial statements, in which entities will be required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed. The final rule became effective on November 5, 2018, however the SEC announced that it would not object if a filer’s first presentation of the changes in stockholders’ equity were included in its Form 10-Q for the quarter that begins after the effective date of the amendments. We are currently evaluating the impact of Release No. 33-10532 on our consolidated financial position and results of operations.

On June 2018, the FASB issued ASU 2018-07, “Shared-Based Payment Arrangements with Nonemployees” (Topic 505), (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted if financial statements have not yet been issued. We are currently evaluating the impact of ASU 2018-07 on our consolidated financial position and results of operations.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Federal Securities Class Action

Two putative securities class action complaints were filed against us and certain of our current and former officers in the United States District Court for the Central District of California under the following captions:  David Kinney, etc. v. Capstone Turbine, et al., No. 2:15-CV-08914 on November 16, 2015 (the “Kinney Complaint”) and Kevin M. Grooms, etc. v. Capstone Turbine, et al., No. 2:15-CV-09155 on November 25, 2015 (the “Grooms Complaint”).

The putative class in the Kinney Complaint was comprised of all purchasers of our securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleges that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018. The mediation did not result in a settlement. We have not recorded any liability as of September 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

Federal Individual Securities Action

An individual securities complaint was filed against us, our Chief Executive Officer, and additional unidentified defendants in the United States District Court for the Central District of California under the following caption:  FiveT Investment Management LTD, et al., v. Capstone Turbine, et al., No. 2:18-CV-03512 on April 25, 2018.  The lawsuit alleges material misrepresentations and omissions regarding our revenue, sales, and operations because of alleged improper revenue recognition and backlog calculations related to BPC. The lawsuit alleged that these statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The complaint also asserted claims against all named defendants for fraud, negligent misrepresentation, violations of California Civil Code sections 1709 and 1710, and California Corporations Code sections 25400 and 25401. Additionally, the complaint asserted a cause of action against the individual defendants for breach of fiduciary duty. It demanded compensatory damages for the amount of damages allegedly suffered, pre-judgment and post-judgment interest, and fees.

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserts claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demands damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  The motion is scheduled for hearing on November 30, 2018.  We have not recorded any liability as of September 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference is scheduled for January 22, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference is scheduled for January 2, 2019.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018.  Settlement negotiations are ongoing.

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

The parties in both of the above state derivative lawsuits participated in a mediation on September 24, 2018.  Settlement negotiations are ongoing.

Capstone Turbine Corporation v. Regatta Solutions, Inc.

On August 14, 2018, we initiated arbitration proceedings against our former distributor, Regatta Solutions, Inc. (“Regatta”), and additional unidentified defendants with the American Arbitration Association under the following caption: Capstone Turbine Corp. v. Regatta Solutions, Inc., Case No. 01-18-0003-0860 (“Capstone-Regatta Arbitration”). We have alleged claims against Regatta for breach of contract and unjust enrichment relating to an agreement to wind down relations following the mutual non-renewal of the distributor agreement between the parties. As remedies for these claims, we are seeking compensatory, consequential, and punitive damages, along with declaratory relief and attorney’s fees, interest and costs.

On October 18, 2018, Regatta filed its answer and cross-claims in the Capstone-Regatta Arbitration. In its cross-claims, Regatta has asserted claims for breach of contract, intentional interference with prospective economic advantage, fraud, and intentional interference with contractual relation relating to the agreement to wind down relations and purported sales efforts by our distributor in California. As remedies for these alleged claims, Regatta is seeking no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. Our answer to the cross-claims is due to be filed on November 7, 2018.

On October 18, 2018, Regatta also filed claims in the Superior Court of the State of California, County of Orange, alleging two counts of fraud, and one count of interference with contractual obligations individually against Mr. James Crouse, Executive Vice President of Sales for us arising out of the same allegations relating to the agreement to wind down relations and purported sales efforts by our distributor in California. As remedies for these alleged claims, Regatta is seeking no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. The case was filed under the caption Regatta Solutions, Inc., v. Jim Crouse, et. al., Case No. 30-2018-01026571-CU-FR-CJC. We have not recorded any liability as of September 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

Capstone Turbine Corporation v. Energy Systems, Inc.

On August 17, 2018 Capstone initiated arbitration proceedings against its former distributor, Energy Systems of Caribbean, Inc. (“Energy Systems”) by seeking declaratory relief that its action in terminating the distributorship was justified under the law. The claim was filed with the American Arbitration Association under the following caption: Capstone Turbine Corp. v. Energy Systems of Caribbean, Inc., Case No. 01-18-0003-1307. As remedies for these claims, we are seeking declaratory relief and attorney’s fees, interest and costs.

On August 22, 2018, Energy Systems filed a claim against us in Puerto Rico alleging Breach of Distribution Contract under Law No. 75 of June 24, 1964, as amended, 10 l.p.r.a. §§ 278-278. The case was filed under the caption Energy Systems of Caribbean, Inc., v. Capstone Turbine Corporation, CIVIL NO. SJ2018cv06543 (904). As remedies for these alleged claims, Energy Systems seeks actual damages, injunctive relief, attorney’s fees and costs. This matter was subsequently removed to the United States District Court for the District of Puerto Rico based on diversity jurisdiction (Case No. 3:18-cv-01611). The parties have since stipulated to a stay of both the federal litigation and arbitration so that the parties may pursue settlement. We have not recorded any liability as of September 30, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2018 except for the revision of the risk factors set forth below:

If any of our distributor relationships is not successful, we may terminate or choose not to renew the related distributor agreement, which may result in interference with the wind down of the relationship or the transition of end-user service agreements, and could potentially negatively impact our distribution channel or result in litigation costs or other expenses.

Successfully managing our distribution channel in an effort to reach various potential customer segments for our products and services is a complex process. Each of our distributors is a strategically placed independent partner that provides for marketing and selling of our products and services on our behalf. If our distribution relationships are not successful, we may lose sales opportunities, customers, and revenues. Our agreements with our distribution partners require them to comply with performance conditions that are subject to interpretation, which could result in disagreements. At any given time, we may be in disputes with one or more distribution partners. Any such dispute could result in lengthy and costly litigation, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with such distribution partners. A contractual dispute with a distribution partner may result in our or our distribution partner seeking to terminate the related distribution agreement, even if such termination would be wrongful, which could harm our business, or interfere with a previously agreed  wind down of the relationship or transition of end-user service agreements. Any prolonged disruptions of our distribution channels that results from the termination of one or more of our distributions or our failure to renew our distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition, results of operations and prospects.

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
Date: November 6, 2018