Form 10-Q/A
period 2018-09-30
CAPSTONE TURBINE Corp
filed 2018-11-08
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Capstone Turbine Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 6, 2018 (the “Original Filing”). This Amendment is solely to correct a clerical error regarding net product orders contained within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Original Filing incorrectly stated that the Company had net product orders of approximately $19.4 million for the three months ended September 30, 2018. The correct net product orders for the three months ended September 30, 2018 was $8.8 million.

The Company is including with this Amendment new certifications by its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

CAPSTONE TURBINE CORPORATION

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

Backlog

Net product orders were approximately $8.8 million and $5.8 million for the three months ended September 30, 2018 and 2017, respectively. Ending backlog was approximately $78.4 million at September 30, 2018 compared to $110.9 million at September 30, 2017. Book-to-bill ratio was 0.7:1 and 0.5:1 for the three months ended September 30, 2018 and 2017, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off balance sheet arrangements, as defined under SEC rules.

PART II — OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, dated August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Fourth Amended and Restated Bylaws of Capstone Turbine Corporation (d)
4.1	Form of Senior Indenture by and between Capstone Turbine Corporation and Computershare Trust Company, N.A., Trustee (e)
4.2	Form of Subordinated Indenture by and between Capstone Turbine Corporation and Computershare Trust Company, N.A., Trustee (e)
10.1	Form of Change in Control Agreement (f)
10.2	First Amendment to the Accounts Receivable Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (g)
10.3	At The Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (h)
10.4	Second Amendment to The Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, dated July 25, 2018, effective September 4, 2007 (i)
10.5	First Amendment to Business Financing Agreement between Capstone Turbine Corporation and Western Alliance Bank, N.A. dated June 1, 2018 (g)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (j)
101.INS	XBRL Instance Document (j)
101.SCH	XBRL Schema Document (j)
101.CAL	XBRL Calculation Linkbase Document (j)
101.LAB	XBRL Label Linkbase Document (j)
101.PRE	XBRL Presentation Linkbase Document (j)
101.DEF	XBRL Definition Linkbase Document (j)

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

(f)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 11, 2018 (File No. 001-15957)

(g)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 10-K, filed on June 7, 2018 (File No. 001-15957)

(h) Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2018 (File No. 001-15957)

(i)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2018 (File No. 001-15957)

(j)Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q, filed on November 6, 2018 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: November 8, 2018