Form 10-Q
period 2018-12-31
CAPSTONE TURBINE Corp
filed 2019-02-07
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2019 was 71,593,270.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2018	2018
Assets
Current Assets:
Cash and cash equivalents	$10,681	$14,408
Restricted cash	6,000	5,000
Accounts receivable, net of allowances of $5,356 at December 31, 2018 and $5,744 at March 31, 2018	13,225	15,968
Inventories, net	18,375	15,633
Prepaid expenses and other current assets	3,905	2,803
Total current assets	52,186	53,812
Property, plant, equipment and rental assets, net	5,150	2,859
Non-current portion of inventories	1,083	1,041
Intangible assets, net	243	411
Other assets	3,077	250
Total assets	$61,739	$58,373
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,686	$13,503
Accrued salaries and wages	1,357	1,588
Accrued warranty reserve	2,569	1,682
Deferred revenue	4,749	6,596
Revolving credit facility	10,736	8,527
Current portion of notes payable and capital lease obligations	190	192
Total current liabilities	35,287	32,088
Deferred revenue - non-current	1,163	—
Long-term portion of notes payable and capital lease obligations	246	130
Other long-term liabilities	369	396
Total liabilities	37,065	32,614
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 71,803,478 shares issued and 71,593,269 shares outstanding at December 31, 2018; 57,062,598 shares issued and 56,916,646 shares outstanding at March 31, 2018	72	57
Additional paid-in capital	901,261	889,585
Accumulated deficit	(874,928)	(862,225)
Treasury stock, at cost; 210,209 shares at December 31, 2018 and 145,952 shares at March 31, 2018	(1,731)	(1,658)
Total stockholders’ equity	24,674	25,759
Total liabilities and stockholders' equity	$61,739	$58,373

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue:
Product, accessories and parts	$13,310	$18,876	$49,022	$50,373
Service	4,720	3,885	12,371	11,403
Total revenue	18,030	22,761	61,393	61,776
Cost of goods sold:
Product, accessories and parts	12,534	15,471	45,109	43,059
Service	3,256	2,333	10,185	8,505
Total cost of goods sold	15,790	17,804	55,294	51,564
Gross margin	2,240	4,957	6,099	10,212
Operating expenses:
Research and development	891	957	2,713	3,244
Selling, general and administrative	4,574	4,057	15,535	13,815
Total operating expenses	5,465	5,014	18,248	17,059
Loss from operations	(3,225)	(57)	(12,149)	(6,847)
Other expense	(23)	(12)	(44)	(8)
Interest income	—	—	—	9
Interest expense	(202)	(170)	(506)	(489)
Change in warrant valuation	—	(84)	—	(741)
Loss before provision for income taxes	(3,450)	(323)	(12,699)	(8,076)
Provision for income taxes	—	—	5	7
Net loss	$(3,450)	$(323)	$(12,704)	$(8,083)

Net loss per common share—basic and diluted	$(0.05)	$(0.01)	$(0.19)	$(0.18)
Weighted average shares used to calculate basic and diluted net loss per common share	69,542	46,760	65,469	45,465

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(12,704)	$(8,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	957	854
Amortization of deferred financing costs	132	168
Accounts receivable allowances	(345)	(771)
Inventory provision	617	1,027
Provision for warranty expenses	1,921	610
Loss on disposal of equipment	7	25
Stock-based compensation	743	409
Change in warrant valuation	—	741
Changes in operating assets and liabilities:
Accounts receivable	3,088	1,697
Inventories	(3,401)	(791)
Prepaid expenses, other current assets and other assets	(3,821)	(252)
Accounts payable and accrued expenses	2,185	(1,769)
Accrued salaries and wages and long term liabilities	(258)	(598)
Accrued warranty reserve	(1,034)	(2,616)
Deferred revenue	(684)	181
Net cash used in operating activities	(12,597)	(9,168)
Cash Flows from Investing Activities:
Expenditures for property, equipment and rental assets	(3,070)	(1,421)
Net cash used in investing activities	(3,070)	(1,421)
Cash Flows from Financing Activities:
Net proceeds from (repayments of) revolving credit facility	2,209	(567)
Repayment of notes payable and capital lease obligations	(144)	(298)
Cash used in employee stock-based transactions	(73)	(22)
Net proceeds from issuance of common stock and warrants	10,948	8,293
Net cash provided by financing activities	12,940	7,406
Net decrease in Cash, Cash Equivalents and Restricted Cash	(2,727)	(3,183)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	19,408	19,705
Cash, Cash Equivalents and Restricted Cash, End of Period	$16,681	$16,522
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$343	$317
Income taxes	$5	$7
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$—	$162
Renewal of insurance contracts which was financed by notes payable	$260	$422

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

Significant Accounting Policies  Except for the accounting policy for revenue recognition that was updated as a result of adopting Accounting Standards Update (“ASU”) No. 2014-09 (defined below) there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the Fiscal Year 2018 filed with the SEC on June 7, 2018, that have had a material impact on the Company's condensed consolidated financial statements and related notes. See Note 13—Revenue Recognition for additional discussion of the impact of the adoption of ASU 2014-09.

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

	December 31,	March 31,
	2018	2018
Cash and cash equivalents	$10,681	$14,408
Restricted cash	6,000	5,000
Total cash, cash equivalents and restricted cash	$16,681	$19,408

Evaluation of Ability to Maintain Current Level of Operations  In connection with preparing the condensed consolidated financial statements for the third quarter of Fiscal 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its third quarter of Fiscal 2019 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $3.5 million and used cash in operating activities of $2,000 for the third quarter of Fiscal 2019. The Company’s working capital requirements during the third quarter of Fiscal 2019 were in line with management’s expectations, which included cash received from Turbine International of approximately $0.4 million and the deployment of approximately 3.6 megawatts of its C1000 Signature Series systems under its factory rental program. The Company’s net loss expanded during the third quarter of Fiscal 2019 primarily because of lower revenue from microturbine products and higher warranty expense. As of December 31, 2018, the Company had cash, cash equivalents and restricted cash of $16.7 million, and outstanding borrowings under its credit facility of $10.7 million.

Management evaluated these conditions in relation to the Company’s ability to meet its obligations as they become due. The Company’s ability to continue current operations and to execute on management’s plans is dependent on its ability to generate cash flows from operations. Management believes that the Company will continue to make progress on its path to profitability by continuing to maintain low operating expenses and develop its geographical and vertical markets.  The Company may seek to raise funds by selling additional securities (through at-the-market offerings or otherwise) or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock. The Company entered into a note purchase agreement on February 4, 2019 in which it sold senior secured notes of the Company in a private placement. See Note 17— Subsequent Events for discussion with respect to this note purchase agreement.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under note purchase agreement, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of its third quarter of Fiscal 2019 condensed consolidated financial statements.

Basis for Consolidation  The condensed consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004 and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

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

During the three and nine months ended December 31, 2018, the Company recognized revenue based on ASU 2014-09, however revenue for the three and nine months ended December 31, 2017 was recognized based on

Accounting Standards Codification, Topic 605, Revenue Recognition. See Note 13—Revenue Recognition for additional discussion of the impact of the adoption of ASU 2014-09.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2018, upon completing its analysis, the Company believes that the amount booked as provisional in its financial statements as of March 31, 2018 under SAB 118 is final.

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

4.  Customer Concentrations and Accounts Receivable

Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine (“CAL”), two of the Company’s domestic distributors and DTC Soluciones Inmobiliarias S.A. de C.V., one of the Company’s Mexican distributors (“DTC”), accounted for 14%, 13% and 13%, respectively, of revenue for the three months ended December 31, 2018. Sales to E-Finity and CAL accounted for 29% and 14%, respectively, of revenue for the three months ended December 31, 2017. For the nine months ended December 31, 2018, E-Finity accounted for 12% of revenue. For the nine months ended December 31, 2017, E-Finity and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 19% and 10% of revenue, respectively.

Additionally, E-Finity, DTC and CAL accounted for 14%, 11% and 11%, respectively, of net accounts receivable as of December 31, 2018. Serba Dinamik Sdn Bhd (“Serba”), one of the Company’s Malaysian distributors, E-Finity, and Supernova Energy Services SAS (“Supernova”),  one of the Company’s Columbian distributors, accounted for 20%, 18% and 10%, respectively, of net accounts receivable as of March 31, 2018.

On October 13, 2017, the Company entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, the Company agreed to assign to TI the right, title and interest to receivables owed to the Company from BPC Engineering, its former Russian distributor (“BPC”), upon TI’s payment to the Company of $2.5 million in three payments by February 1, 2018. The Company received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018, which was recorded as bad debt recovery. The receivables owed to the Company from BPC had a balance of $4.8 million as of December 31, 2018, and this balance was fully reserved.

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

On June 5, 2018, the Company entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to the Company from BPC will be contingent upon TI’s payment to the Company of the remaining approximately $1.5 million in five payments by September 20, 2019. The Company collected approximately $0.4 million and $0.5 million from TI during the three and nine months ended December 31, 2018, under the terms of the Amended Assignment Agreement. Under the terms of the Amended Note, TI agreed to pay the Company $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019. As of December 31, 2018, the right, title and interest to the receivables owed to the Company from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Assignment Agreement.

The Company recorded a net bad debt recovery of approximately $0.4 million and $0.3 million during the three and nine months ended December 31, 2018, respectively. The Company recorded a net bad debt recovery of approximately $0.7 million and $0.8 million during the three and nine months ended December 31, 2017, respectively. As of March 31, 2015, the Company had an amount owed of approximately $8.1 million by BPC. As of December 31, 2018, the Company collected cumulatively approximately $1.8 million from BPC on their accounts receivable, which has been previously reserved. The Company cumulatively collected approximately $1.5 million from TI, under the terms of the Assignment Agreement and the Amended Assignment Agreement. The remaining balance of the fully reserved accounts receivable was $4.8 million as of December 31, 2018.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of December 31, 2018 and March 31, 2018 (in thousands):

	December 31,	March 31,
	2018	2018
Raw materials	$21,888	$17,981
Work in process	2	111
Finished goods	1,426	4,076
Total	23,316	22,168
Less inventory reserve	(3,858)	(5,494)
Less non-current portion	(1,083)	(1,041)
Current portion	$18,375	$15,633

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2018 is 1.2 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2018 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$467
25 to 36 months	616
Total	$1,083

6.  Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following as of December 31, 2018 and March 31, 2018 (in thousands):

	December 31,	March 31,
	2018	2018
Machinery, equipment, automobiles and furniture	$15,274	$15,302
Leasehold improvements	11,074	10,949
Molds and tooling	2,834	2,904
Rental assets	2,590	179
	31,772	29,334
Less, accumulated depreciation	(26,622)	(26,475)
Total property, plant, equipment and rental assets, net	$5,150	$2,859

During the three months ended December 31, 2018, the Company deployed approximately $2.6 million of its C1000 Signature Series systems under its factory rental program.

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, equipment and rental assets was $0.3 million and $0.8 million for the three and nine months ended December 31, 2018, respectively. Depreciation expense for property and equipment was $0.2 million and $0.6 million for the three and nine months ended December 31, 2017, respectively.

7.  Intangible Assets

Intangible assets consisted of the following as of December 31, 2018 and March 31, 2018 (in thousands):

	December 31, 2018
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,997	243
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,463	$243

	March 31, 2018
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,829	411
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,295	$411

Amortization expense for the intangible assets was $0.1 million and $0.2 million for each of the three and nine months ended December 31, 2018 and 2017, respectively.

Expected future amortization expense of intangible assets as of December 31, 2018 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2019 (remainder of fiscal year)	56
2020	187
Total expected future amortization	$243

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $8,100 and $9,200 were earned by Solar for the three months ended December 31, 2018 and 2017, respectively. Royalties of approximately $25,200 and $22,900 were earned by Solar for the nine months ended December 31, 2018 and 2017, respectively. Earned royalties of approximately $18,100 and $8,000 were unpaid as of December 31, 2018 and March 31, 2018, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by condensed consolidated statement of operations line item, stock-based compensation expense for the Company’s three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of goods sold	$13	$—	$38	$38
Research and development	8	4	21	16
Selling, general and administrative	271	98	684	355
Stock-based compensation expense	$292	$102	$743	$409

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

Stock Options

The Company issued stock options under the 2000 Plan and issues stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s nine months ended December 31, 2018 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2018	212,392	$20.71
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(30,000)	$20.47
Options outstanding at December 31, 2018	182,392	$20.75	2.5	—
Options fully vested at December 31, 2018 and those expected to vest beyond December 31, 2018	182,392	$20.75	2.5	—
Options exercisable at December 31, 2018	182,392	$20.75	2.5	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the three or nine months ended December 31, 2018 or 2017. There was no expense associated with stock options during the three or nine months ended December 31, 2018. There was no expense associated with stock options during the three months ended December 31, 2017. The Company recorded expense of approximately $17,000 associated with its stock options during the nine months ended December 31, 2017. There were no unvested stock option awards as of December 31, 2018.

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

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2018	2,011,611	$0.90
Granted	1,011,356	1.16
Vested and issued	(586,066)	0.90
Forfeited	(50,906)	0.93
Nonvested restricted stock units outstanding at December 31, 2018	2,385,995	1.01
Restricted stock units expected to vest beyond December 31, 2018	2,385,972	$1.01

The following table provides additional information on restricted stock units for the Company’s three and nine months ended December 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Restricted stock compensation expense (in thousands)	$292	$102	$743	$389
Aggregate fair value of restricted stock units vested and issued (in thousands)	$91	$19	$614	$156
Weighted average grant date fair value of restricted stock units granted during the period	$0.82	$0.89	$1.16	$0.76

As of December 31, 2018, there was approximately $1.8 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.1 years.

The activity from the Company’s PRSU program is included in the above restricted stock units tables. The PRSU program has a two-year or three-year performance measurement period. The performance measurement period will begin on April 1 of the first fiscal year and end on March 31 of the second fiscal year or the third fiscal year. The PRSU program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

During the nine months ended December 31, 2018, the Company granted 147,327 PRSUs with a three-year performance measurement period and the criteria measured by the Company’s free cash flow and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for free cash flow and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned. In addition, during the nine months ended December 31, 2018, the Company granted 150,000 PRSUs to its President and Chief Executive officer with a two-year performance measurement period and the criteria measured by the Company’s institutional ownership levels, Distributor Support System (“DSS program”) cash collections and Factory Protection Plan (“FPP”) gross margins. This equity award is 100% vesting in two years and based on predetermined equally weighted criteria. See Note 13—Revenue Recognition for additional discussion on the DSS program.

The weighted average per share grant date fair value of PRSUs granted during the nine months ended December 31, 2018 was $1.59. However, based on the Company’s assessment as of December 31, 2018 that the PRSU threshold for the first performance measurement likely would not be met, the fair value of the PRSU awards were adjusted to zero and no compensation expense was recorded or recognized during the nine months ended December 31, 2018. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan and issues restricted stock awards under the 2017 Plan to employees and non-employee directors. There were no restricted stock awards granted during the three and nine months ended December 31, 2018. There were no restricted stock awards granted during the three months ended December 31, 2017. During the nine months ended December 31, 2017, the Company issued a total of 3,969 shares of stock, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The weighted average per share grant date fair value of shares of stock issued during the nine months ended December 31, 2017 was $0.63. The Company recorded expense of approximately $3,000 associated with its restricted stock awards during the nine months ended December 31, 2017.

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

At the 2017 Annual Meeting, the stockholders approved the NOL Rights Agreement.

9.   Offerings of Common Stock and Warrants and At-the-Market Offering Program

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended December 31, 2018, the Company issued 3.9 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $2.9 million after deducting commissions paid of approximately $0.1 million. During the nine months ended December 31, 2018, the Company issued 7.6 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $6.9 million after deducting commissions paid of approximately $0.2 million. As of December 31, 2018, approximately $17.8 million remained available for issuance with respect to this at-the-market offering program.

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

As of December 31, 2018, there were 2,718,750 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 2,178,750 Series A warrants were issued with an exercise price of $2.55 per share of common stock, and have an expiration date of October 25, 2021, and 540,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $1.34 per share of common stock, and have an expiration date of April 22, 2021. As of December 31, 2018, the 540,000 Series A warrants with anti-dilution provisions had an exercise price of $0.57 per share of common stock.

Effective August 28, 2015, the Company entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. During the nine months ended December 31, 2018, the Company issued 2.8 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of December 31, 2018, 26.0 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

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

The table below presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and are categorized using the fair value hierarchy (in thousands):

Fair Value Measurements at December 31, 2018

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

	As of		As of
	December 31, 2018		March 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Obligations under the credit facility	$10,736	$10,736	$8,527	$8,527

11.  Revolving Credit Facility

Former Credit Facility  The Company maintained two Credit and Security Agreements, as amended, with Wells Fargo, which provided the Company with a line of credit of up to $20.0 million in the aggregate. Interest expense related the former credit facility with Wells Fargo during the nine months ended December 31, 2017 was $0.2 million, which includes $0.1 million in amortization of deferred financing costs.

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

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $6.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.0 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles. The Company has incurred $0.4 million in origination fees. These fees have been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized to interest expense through June 2021. As of December 31, 2018, $10.7 million in borrowings were outstanding and approximately $4.3 million borrowings were available under the credit facility. Interest expense related to the new credit facility during the three months ended December 31, 2018 was $0.2 million, which includes $46,900 in amortization of deferred financing costs. Interest expense related to the new credit facility during the three months ended December 31, 2017 was $0.2 million, which includes $34,300 in amortization of deferred financing costs. Interest expense related to the new credit facility during the nine months ended December 31, 2018 was $0.5 million, which includes $0.1 million in amortization of deferred financing costs. Interest expense related to the new credit facility during the nine months ended December 31, 2017 was $0.3 million, which includes $0.1 million in amortization of deferred financing costs. The Company’s borrowing rate was 6.5% at December 31, 2018.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of December 31, 2018 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2019.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the nine months ended December 31, 2018 are as follows (in thousands):

Balance, beginning of the period	$1,682
Standard warranty provision	1,921
Deductions for warranty claims	(1,034)
Balance, end of the period	$2,569

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

Comprehensive Factory Protection Plan (“FPP”) service contracts require payment at the beginning of the contract period. Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. These payments are treated as a contract liability and are classified in deferred revenue in the Condensed Consolidated Balance Sheets. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Condensed Consolidated Statement of Operations. The deferred revenue relating to the annual maintenance service contracts is recognized in the Condensed Consolidated Statement of Operations on a straight line basis over the expected term of the contract.

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

The following table presents disaggregated revenue by business group for the three and nine months ended December 31, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2018
Microturbine Products	$10,120	$38,630
Accessories and Parts	3,190	10,392
Total Product, Accessories and Parts	13,310	49,022
Service	4,720	12,371
Total Revenue	$18,030	$61,393

Following is the geographic revenue information based on the primary operating location of the Company’s customers for the three and nine months ended December 31, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2018
United States	$9,396	$31,208
Mexico	2,422	4,217
All other North America	248	515
Total North America	12,066	35,940
Europe	2,822	9,473
United Kingdom	158	2,717
Columbia	196	2,855
Asia	1,175	4,241
Australia	1,386	2,751
Kuwait	—	2,161
All other	227	1,255
Total Revenue	$18,030	$61,393

Contract Balances

Our contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.

As of December 31, 2018 the balance of deferred revenue was approximately $5.9 million compared to $6.6 million as of March 31, 2018. This overall decrease in the balance of deferred revenue of $0.7 million during the nine months ended December 31, 2018 was comprised of decreases in deferred revenue attributable to the Distributor Support System (“DSS program”) of $1.1 million and deferred revenue attributable to deposits of $0.5 million, offset by an increase in deferred revenue attributable to FPP contracts of $0.9 million. Changes in deferred revenue during the nine months ended December 31, 2018 are as follows (in thousands):

FPP Balance, beginning of the period	$3,549
FPP Billings	11,511
FPP Revenue recognized	(10,589)
Balance attributed to FPP contracts	4,471
DSS program	7
Deposits	1,434
Deferred revenue balance, end of the period	$5,912

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

As of December 31, 2018, approximately $4.5 million of revenue is expected to be recognized from remaining performance obligations for FPP service contracts. The Company expects to recognize revenue on approximately $3.3 million of these remaining performance obligations over the next 12 months and the balance of $1.2 million will be recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of December 31, 2018 was not material.

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

14.  Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market.  Carrier earned zero and $0.2 million in royalties for C200 and C1000 Series system sales during the three and nine months ended December 31, 2018, respectively. Carrier earned $0.3 million and $0.7 million in royalties for C200 and C1000 Series system sales during the three and nine months ended December 31, 2017, respectively. Earned royalties of approximately $0.2 million were unpaid as of March 31, 2018, and are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

December 31,
2018
Other current assets	$124
Other assets	2,799
Royalty-related assets	$2,923

15.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2018, the Company had firm commitments to purchase inventories of approximately $37.4 million through Fiscal 2021. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through Fiscal 2025. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long-term liabilities in the accompanying balance sheets. The balance of deferred rent was approximately $0.4 million as of December 31, 2018 and March 31, 2018, respectively. Rent expense was approximately $0.6 million and $0.5 million during the three months ended December 31, 2018 and 2017, respectively. Rent expense was approximately $1.7 million and $1.6 million during the nine months ended December 31, 2018 and 2017, respectively.

Other Commitments

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2018, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint was comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015. The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting. The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017.  On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss.  On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint.  On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020.  On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation.  The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. The deadline to file the motion for preliminary approval of the proposed settlement is March 7, 2019. If the settlement is finalized and approved by the Court, the Company’s insurance carrier will fund the settlement amount. The Company has not recorded any liability as of December 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

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

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserts claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demands damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401. On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserts claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. The parties are now engaged in discovery. The Company has not recorded any liability as of December 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order.  On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order.  A status conference is scheduled for March 8, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty. It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms.  On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part.  On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action.  On March 20, 2018, the Court entered that proposed order.  A status conference is scheduled for March 11, 2019.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. The parties did not reach a settlement on the day of the mediation and negotiations are ongoing.

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

The parties in both of the above federal derivative lawsuits participated in a mediation held on September 24, 2018. The parties did not reach a settlement on the day of the mediation and negotiations are ongoing.

Capstone Turbine Corporation v. Regatta Solutions, Inc.

On August 23, 2018, the Company initiated arbitration proceedings against its former distributor, Regatta Solutions, Inc. (“Regatta”), with the American Arbitration Association, under the following caption: Capstone Turbine Corp. v. Regatta Solutions, Inc., Case No. 01-18-0003-0860 (the “Capstone-Regatta Arbitration”). The Company has alleged claims against Regatta for breach of contract and unjust enrichment relating to the parties’ prior distributor relationship, which terminated at the end of March of 2018, and the related wind-down agreement between the parties. As remedies for these claims, the Company is seeking compensatory, consequential, and punitive damages, along with declaratory relief and attorney’s fees, interest, and costs.

On October 18, 2018, Regatta filed its answer and cross-claims in the Capstone-Regatta Arbitration. In its cross-claims, Regatta has asserted claims for breach of contract, intentional interference with prospective economic advantage, fraud, and intentional interference with contractual relations, relating to the parties’ agreement to wind-down relations and Regatta’s purported sales efforts in California. As remedies for these alleged claims, Regatta is seeking no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. The Company has filed and served an answering statement denying Regatta’s counterclaims and asserting several affirmative defenses.

Also on October 18, 2018, Regatta filed a lawsuit in the Superior Court of the State of California, County of Orange, alleging two counts of fraud, and one count of interference with contractual relations, individually against Mr. James Crouse, Executive Vice President of Sales for the Company, arising out of the same allegations made in Regatta’s counterclaim. As remedies for these alleged claims, Regatta again sought no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. The case was filed under the caption Regatta Solutions, Inc., v. Jim Crouse, et. al., Case No. 30-2018-01026571-CU-FR-CJC. On December 14, 2018, Regatta stipulated and agreed to arbitrate its claims against Mr. James Crouse and dismissed him from the Superior Court action.

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. Settlement negotiations are ongoing. The parties are currently involved in the discovery process, and an evidentiary hearing in the Capstone-Regatta Arbitration is scheduled to begin June 18, 2019. The Company has not recorded any liability as of December 31, 2018, since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

Capstone Turbine Corporation v. Energy Systems, Inc.

On August 17, 2018, the Company initiated arbitration proceedings against its former distributor, Energy Systems of Caribbean, Inc. (“Energy Systems”) by seeking declaratory relief that its action in terminating the distributorship was justified under the law. The claim was filed with the American Arbitration Association under the following caption: Capstone Turbine Corp. v. Energy Systems of Caribbean, Inc., Case No. 01-18-0003-1307. As remedies for these claims, the Company is seeking declaratory relief and attorney’s fees, interest and costs.

On August 22, 2018, Energy Systems filed a claim against the Company in Puerto Rico alleging Breach of Distribution Contract under Law No. 75 of June 24, 1964, as amended, 10 l.p.r.a. §§ 278-278. The case was filed under the caption Energy Systems of Caribbean, Inc., v. Capstone Turbine Corporation, CIVIL NO. SJ2018cv06543 (904). As remedies for these alleged claims, Energy Systems seeks actual damages, injunctive relief, attorney’s fees and costs. This matter was subsequently removed to the United States District Court for the District of Puerto Rico based on diversity jurisdiction (Case No. 3:18-cv-01611). The parties have since stipulated to a stay of both the federal litigation and arbitration so that the parties may pursue settlement. The Company has not recorded any liability as of December 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

16.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended December 31, 2018 which would make these instruments anti-dilutive. As of December 31, 2018 and 2017, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 2.6 million and 1.2 million, respectively. As of December 31, 2018, the number of PRSUs subject to performance conditions which have not been satisfied have been excluded from diluted net loss per common share computations was approximately 0.3 million.  There were no PRSUs outstanding as of December 31, 2017. As of December 31, 2018 and 2017, the number of warrants excluded from diluted net loss per common share computations was approximately 2.7 million and 8.5 million, respectively.

17. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2018, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On February 4, 2019 (the “Closing Date”), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of the Company in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, the Company sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes will be on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date.

The Company maintained Bridge Bank Credit Agreements with Western Alliance Bank through Bridge Bank, with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program, that provided the Company with a credit facility up to $15.0 million in the aggregate. On February 4, 2019, the Company used the net cash proceeds from the issuance of the Notes to pay in full its obligations under that certain Business Financing Agreement dated as of June 2, 2017 between the Company and Western Alliance Bank and to pay certain related fees, costs and expenses.

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

Our goals for Fiscal 2019 are to achieve EBITDA breakeven; significantly grow gross margin and revenue for our accessories, parts and service; strengthen our core market verticals, while diversifying into additional market verticals and geographies; and drive towards 100% aftermarket sales absorption. During the third quarter Fiscal 2019 our net loss was $3.5 million and our basic and diluted loss per share was $0.05 compared to $0.3 million and $0.01, respectively, in the same period of the previous year. The increase in the net loss during the third quarter of Fiscal 2019 was primarily because of lower revenue from microturbine products and higher warranty expense. Product revenue was primarily lower as a result of the deployment of approximately 3.6 megawatts of our C1000 Signature Series systems under our factory rental program. We build to a fixed number of production slots for our mircoturbines each quarter and during the third quarter of Fiscal 2019, we allocated four C1000 Signature Series systems production slots to our factory rental program. Our warranty provision negatively impacted our third quarter Fiscal 2019 net loss primarily because of a supplier defect that was identified during the first quarter of Fiscal 2019. Total service revenue increased 21% during the third quarter of Fiscal 2019 primarily because of revenue from our Distributor Support System (“DSS program”) and rental income from our factory rental program compared to the same period last year. The first nine months of Fiscal 2019 was characterized by growth of our aftermarket business on lower revenue from microturbine products. We also experienced strengthening of the natural resources market in the Latin America and Russian markets during the first nine months of Fiscal 2019. Additionally, although the U.S. dollar has somewhat weakened against other currencies, it continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets, as we sell in U.S. dollars.

Our products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to target projects within the energy efficiency and renewal energy markets. Although, we experienced revenue growth in the natural resources market during the third quarter of Fiscal 2019, which we believe was primarily because oil prices continued to be around $60.00 we continue to be impacted by the volatility of the global oil and gas markets and the ongoing global geopolitical tensions. We also continue to see interest in critical power supply applications as customers want solutions that can handle both primary and backup power. Transportation is a developing market segment for us and currently transportation products were only for customer demonstrations.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Energy efficiency	40%	32%	40%	50%
Natural resources	42%	60%	48%	40%
Renewable energy	12%	8%	8%	10%
Microgrid	6%	—	4%	—

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

Backlog

Net product orders were approximately $8.6 million and $7.2 million for the three months ended December 31, 2018 and 2017, respectively. Ending backlog was approximately $76.3 million at December 31, 2018 compared to $103.5 million at December 31, 2017. The gross book-to-bill ratio was 1.3:1 and 0.7:1 for the three months ended December 31, 2018 and 2017, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

During the first quarter of Fiscal 2019, we removed from product backlog orders related to Regatta Solutions, our former California distributor (“Regatta”) for approximately $3.8 million. This removal was the result of the reassignment of the California sales territory to Cal Microturbine, our new exclusive distribution partner in California.

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

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. We collected approximately $0.4 million and $0.5 million from TI during the three and nine months ended December 31, 2018, under the terms of the Amended Assignment Agreement. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

Due to the above amendments, during the three months ended March 31, 2018 we removed product orders related to BPC from backlog for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. Additionally, during the three months ended December 31, 2018 and September 30, 2018 we removed product orders related to BPC from backlog for approximately $0.6 million and $10.6 million, respectively. This removal was the result of our continuous review of BPC related backlog with TI which resulted in us no longer honoring the product pricing. After removal of the foregoing orders, the remaining backlog related to BPC as of December 31, 2018 comprises up to approximately 39% of our total backlog. This remaining backlog related to BPC continues to be reviewed with TI and the other new distributors in the region, and they have the right to request delivery of those backlog orders if the associated projects proceed. Nonetheless, the remaining backlog related to BPC may be negatively impacted.

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

Our FPP backlog as of December 31, 2018 was approximately $72.8 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031. Our FPP backlog as of March 31, 2018 was approximately $75.6 million. Our FPP backlog as of December 31, 2017 was approximately $75.1 million. Additionally, we offer new and remanufactured parts through our global distribution network.

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

During the three months ended September 30, 2018, we received funding from the Department of Energy Technology Commercialization to refine Argonne National Laboratory’s (“Argonne”) high-efficiency, fast-charging and fast-discharging thermal energy-storage system (“TESS”) for use in CHP systems. The new Capstone CHP system will incorporate Argonne’s high-efficiency, fast-charging, and fast-discharging thermal energy system for waste heat recovery and reuse in projects that require process heat and industrial manufacturing environments. This new project focuses on integrating Argonne’s TESS into a C200 CHP system, specifically, using thermal modeling and simulations to optimize system design; fabricating and integrating the TESS into the C200 system; testing the performance of the integrated TESS-C200 CHP system and conducting both a technology and economic analysis to establish performance and cost benefits of the new integrated microturbine and thermal battery solution.

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

During the first quarter of Fiscal 2019, we identified a defect in one of the component parts for microturbine systems from one of our single source suppliers. As a result of this defect we have identified several new suppliers with greater engineering expertise and robust quality management systems. The transition is complex, lengthy and may result in an interruption in our manufacturing process. An interruption in our manufacturing process for this component part would adversely impact our results of operations.

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters. During the first quarter of Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. As of December 31, 2018, there were gradual improvement trends in the capacity issues at the supplier. We are in the process of qualifying an additional supplier for these components and we expect this supplier to be qualified and transitioned by Fiscal 2020.

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

Results of Operations

Three Months Ended December 31, 2018 and 2017

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended December 31,
	2018	2017
	Revenue	Revenue
United States and Canada	$9.6	$14.7
Europe and Russia	3.0	3.6
Latin America	2.8	2.0
Asia and Australia	2.6	2.4
Middle East and Africa	—	0.1
Total	$18.0	$22.8

Revenue  Revenue for the three months ended December 31, 2018 decreased $4.8 million, or 21%, to $18.0 million from $22.8 million for the three months ended December 31, 2017.

The change in revenue for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 included decreases in revenue of $5.1 million from the United States and Canadian markets, $0.6 million from the Europe and Russian markets and $0.1 million from the Middle East and African markets. These overall decreases in revenue were offset by increases in revenue of $0.8 million from the Latin America market and $0.2 million from the Asia and Australian markets. The decrease in revenue in the United States and Canadian markets during the three months ended December 31, 2018 compared to the same period last year was primarily because we deployed a large portion (approximately 3.6 megawatts) of our C1000 Signature Series systems shipments under our factory rental program and because we experienced certain microturbine parts delivery schedule changes. We build to a fixed number of production slots for our mircoturbines each quarter and during the three months ended December 31, 2018, we allocated four C1000 Signature Series systems production slots to our factory rental program, which resulted in lower product revenue compared to the same period the previous year. The decrease in revenue in the European and Russian markets was primarily because of a decrease in product shipments of our C30 systems into the energy efficiency market. Our revenue in the European and Russian markets continues to be negatively impacted by the ongoing geopolitical tensions in these regions and a strong U.S. dollar in certain markets making our products more expensive in such markets. The decrease in revenue in the Middle East and African markets was primarily the result of the ongoing geopolitical tensions in these regions and continues to be negatively impacted by the volatility of the global oil and gas markets. The increase in revenue in the Latin American market was primarily because of an increase in C200 and C1000 Signature Series systems shipments during the three months ended December 31, 2018 compared to the same period last year. The increase in revenue in the Asian and Australian markets was primarily because of an increase in accessories and parts shipments during the three months ended December 31, 2018 compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2018			2017
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$10.1	10.3	66	$14.6	14.3	75

Accessories and Parts	3.2			4.3
Service	4.7			3.9
Total Accessories, Parts and Service	7.9			8.2
Total	$18.0			$22.8

For the three months ended December 31, 2018, revenue from microturbine products decreased $4.5 million, or 31%, to $10.1 million from $14.6 million for the three months ended December 31, 2017.  The decrease in revenue and megawatts shipped was primarily because we deployed 3.6 megawatts of our C1000 Signature Series systems under our factory rental program and we sold a lower number of our C30 and C65 systems during the three months ended December 31, 2018 compared to the same period last year. Megawatts shipped was 10.3 megawatts and 14.3 megawatts during the three months ended December 31, 2018 and 2017, respectively. Average revenue per megawatt shipped was approximately $1.0 million during each of the three months ended December 31, 2018 and 2017. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the three months ended December 31, 2018, revenue from our accessories and parts decreased $1.1 million, or 26%, to $3.2 million from $4.3 million for the three months ended December 31, 2017. The decrease in revenue from accessories and parts was primarily because of lower accessories shipments of our Organic Rankine Cycle (“ORC”) systems and certain microturbine parts delivery schedule changes.

Service revenue for the three months ended December 31, 2018 increased $0.8 million, or 21%, to $4.7 million from $3.9 million for the three months ended December 31, 2017. The increase in service revenue was because of increases in revenue from our Distributor Support System (“DSS program”), microturbine rental program and microturbine service work, offset by a decrease in revenue from FPP service agreements as a result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine. Effective January 1, 2018 we launched our DSS program to provide additional support for distributor business development, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. Earned revenue from our DSS program for the three months ended December 31, 2018 was $0.7 million and is included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to E-Finity Distributed Generation, LLC (“E-Finity) and Cal Microturbine (“CAL”), two of our domestic distributors and DTC Soluciones Inmobiliarias S.A. de C.V., one of our Mexican distributors (“DTC”), accounted for 14%, 13% and 13%, respectively, of revenue for the three months ended December 31, 2018. Sales to E-Finity and CAL accounted for 29% and 14%, respectively, of revenue for the three months ended December 31, 2017.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $2.2 million, or 12% of revenue, for the three months ended December 31, 2018 compared to a gross margin of $5.0 million, or 22% of revenue, for the three months ended December 31, 2017. The decrease in gross margin of $2.8 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily because of a $2.1 million decrease in our direct material costs margin, increase in warranty expense of $1.1 million, and higher production and service center labor and overhead expense of $0.1 million, offset by decreases in inventory charges of $0.3 million and royalty expense of $0.2 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2019 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin decreased $2.1 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily because of lower microturbine system shipments, increase in direct material costs and increase in FPP expenses associated with higher than normal levels of unscheduled maintenance activities.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $1.1 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily because of an increase in our warranty provision as a result of a supplier defect identified during the first quarter of Fiscal 2019. In addition, the increase in warranty expense was because of the completion of a reliability repair program during the three months ended December 31, 2017. During the three months ended December 31, 2016, we recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The remaining non-cash warranty provision of approximately $0.6 million for this reliability repair program was reversed during the three months ended December 31, 2017 because the program was completed. Management expects warranty expense in Fiscal 2019 to be higher than in Fiscal 2018 primarily because of an increase in the standard warranty provision because of a supplier defect identified during the first quarter of Fiscal 2019.

Production and service center labor and overhead expense increased $0.1 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily because of an increase in depreciation expense of $0.2 million and increase in freight expense of $0.1 million, offset by a decrease in overhead allocated to finished goods inventory of $0.2 million.

Inventory charges decreased $0.3 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily as the result of a decrease in reserve for excess and obsolete inventory.

On July 25, 2018, we and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $0.2 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily because we concluded our royalty obligation under the Development Agreement.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended December 31,
	2018	2017
Gross Margin
Product	$(0.6)	$1.6
As a percentage of product revenue	(6)%	11%

Accessories, parts and service	$2.8	$3.4
As a percentage of accessories, parts and service revenue	36%	42%

Total Gross Margin	$2.2	$5.0
As a percentage of total revenue	12%	22%

The decrease in product gross margin during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily because of lower microturbine product revenue, an increase in warranty expense, increase in direct material costs and a result of our fixed amount of overhead being allocated to fewer product shipments. Accessories, parts and service gross margin decreased during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily because of higher than normal levels of unscheduled maintenance activities primarily because of a supplier defect identified during the first quarter of Fiscal 2019.

Research and Development (“R&D”) Expenses R&D expenses for the three months ended December 31, 2018 decreased $0.1 million, or 10%, to $0.9 million from $1.0 million in the three months ended December 31, 2017, primarily because of a decrease in supplies expense. Management expects R&D expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 as a result of ongoing product development costs.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended December 31, 2018 increased $0.6 million, or 15%, to $4.6 million from $4.0 million for the three months ended December 31, 2017. The net increase in SG&A expenses was primarily because of increases of approximately $0.2 million in salaries expense, including non-cash stock based compensation expense and $0.1 million in professional services expense, including legal expenses. In addition, the increase in SG&A expenses resulted from lower bad debt recoveries by $0.3 million during the three months ended December 31, 2018 compared to the same period last year. Excluding the one-time Leadership Incentive Program and bad debt recovery recorded in Fiscal 2018, management expects SG&A expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 primarily as a result of increases in salaries expense, marketing expense, allocated costs for shared-services facilities expense and professional services, including legal and shareholder expenses.

Interest Expense  Interest expense was approximately $0.2 million during each of the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had total debt of $10.7 million outstanding under the Bridge Bank credit facility.

Nine Months Ended December 31, 2018 and 2017

The following table summarizes our revenue by geographic markets (amounts in millions):

	Nine Months Ended December 31,
	2018	2017
	Revenue	Revenue
United States and Canada	$31.7	$34.3
Europe and Russia	12.2	10.7
Latin America	8.2	4.8
Asia and Australia	7.0	8.9
Middle East and Africa	2.3	3.1
Total	$61.4	$61.8

Revenue  Revenue for the nine months ended December 31, 2018 decreased $0.4 million, or 1%, to $61.4 million from $61.8 million for the nine months ended December 31, 2017. The change in revenue for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 included decreases in revenue of $2.6 million from the United States and Canadian markets, $1.9 million from the Asian and Australian markets and $0.8 million from the Middle East and African markets. These decreases in revenue were offset by increases in revenue of $3.4 million from the Latin American market and $1.5 million from the European and Russian markets. The decrease in revenue in the United States and Canadian markets during the nine months ended December 31, 2018 compared to the same period the previous year was primarily because we deployed a larger portion (approximately 3.6 megawatts) of our C1000 Signature Series systems shipments under our factory rental program and because we experienced certain microturbine parts delivery schedule changes. We build to a fixed number of production slots for our mircoturbines each quarter and during the nine months ended December 31, 2018, we allocated four C1000 Signature Series systems production slots to our factory rental program, which resulted in lower product revenue compared to the same period the previous year. The decrease in revenue in the Asian and Australian markets was primarily because of decreases in accessories and parts revenue and product shipments into the energy efficiency and renewable energy vertical markets during the nine months ended December 31, 2018 compared to the same period last year. The decrease in revenue in the Middle East and African markets was primarily the result of the shift in certain customers’ project timelines compared to the same period last year. Our revenue in the Middle East and African markets continues to be negatively impacted by the volatility of the global oil and gas markets and ongoing geopolitical tensions in these regions. The increase in revenue in the Latin American market was primarily because of an increase in C200 and C1000 Signature Series systems shipments into the natural resources market during the nine months ended December 31, 2018 compared to the same period last year. The increase in revenue in the European and Russian markets during the nine months ended December 31, 2018 compared to the same period last year was primarily because the European energy efficiency and renewable energy vertical markets continue to improve. While our revenue in the European and Russian markets continues to be negatively impacted by the ongoing geopolitical tensions and a strong U.S. dollar, our revenue from the Russian market increased 38% during the nine months ended December 31, 2018 compared to the same period last year primarily because of our strategic initiative to improve the diversification of our revenue, the improvement of sales from TI and additional revenue from new distributors in the Russian market.

However, our revenue in the European and Russian markets continues to be negatively impacted by the ongoing geopolitical tensions and a strong U.S. dollar in certain markets making our products more expensive in such markets.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2018			2017
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$38.6	39.2	206	$39.4	37.7	195

Accessories and Parts	10.5			11.0
Service	12.3			11.4
Total Accessories, Parts and Service	22.8			22.4
Total	$61.4			$61.8

For the nine months ended December 31, 2018, revenue from microturbine products decreased $0.8 million, or 2%, to $38.6 million from $39.4 million for the nine months ended December 31, 2017. The decrease in revenue was primarily because of an unfavorable shift in product mix, as we shipped a higher number of our C30, C65 and C200 microturbine systems during the nine months ended December 31, 2018 compared to the same period last year. Revenue from microturbine products also decreased as a result of the shipment of 2.0 megawatts of remanufactured systems during the second quarter of Fiscal 2019. These systems had a lower selling price than the new systems. Megawatts shipped during the nine months ended December 31, 2018 increased 1.5 megawatts, or 4%, to 39.2 megawatts from 37.7 megawatts during the nine months ended December 31, 2017. Average revenue per megawatt shipped was approximately $1.0 million during each of the nine months ended December 31, 2018 and 2017. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the nine months ended December 31, 2018, revenue from our accessories and parts decreased $0.5 million, or 5%, to $10.5 million from $11.0 million for the nine months ended December 31, 2017. The decrease in revenue from accessories and parts was primarily because of lower accessories shipments of our ORC systems and the timing of certain parts sales promotions.

Service revenue for the nine months ended December 31, 2018 increased $0.9 million, or 8%, to $12.3 million from $11.4 million for the nine months ended December 31, 2017. The increase in service revenue was because of increases in revenue from our Distributor Support System (“DSS program”), microturbine rental program and microturbine service work, offset by a decrease in revenue from FPP service agreements. The decrease in FPP service revenue was primarily the result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to CAL. Earned revenue from our DSS program for the nine months ended December 31, 2018 was $1.2 million and included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

For the nine months ended December 31, 2018, E-Finity accounted for 12% of revenue. For the nine months ended December 31, 2017, E-Finity and Horizon Power Systems (“Horizon”), one of the Company’s domestic distributors, accounted for 19% and 10% of revenue, respectively.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was approximately $6.1 million, or 10% of revenue, for the nine months ended December 31, 2018 compared to a gross margin of $10.2 million, or 17% of revenue, for the nine months ended December 31, 2017. The decrease in gross margin of $4.1 million during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 was primarily because of a $2.7 million decrease in our direct material costs margin, increase in warranty expense of $1.3 million and higher production and service center labor and overhead expense of $0.9 million, offset by lower royalty expense of $0.4 million and inventory charges of $0.4 million. In addition to consolidating our manufacturing processes into our Van Nuys location, management continues to implement initiatives to improve gross margin in Fiscal 2019 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin decreased $2.7 million during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 primarily because of an increase in direct material costs, lower selling price of two C1000 refurbished systems and increase in FPP expenses associated with higher than normal levels of unscheduled maintenance activities.

The increase in warranty expense of $1.3 million during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 was primarily because of an increase in our warranty provision as a result of a supplier defect identified during the first quarter of Fiscal 2019. In addition, the increase in warranty expense during the nine months ended December 31, 2018 was because of the completion of a reliability repair program during the nine months ended December 31, 2017. During the nine months ended December 31, 2016, we recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The remaining non-cash warranty provision of approximately $0.6 million for this reliability repair program was reversed during the nine months ended December 31, 2017 because the program was completed. Management expects warranty expense in Fiscal 2019 to be higher than in Fiscal 2018 primarily because of an increase in the standard warranty provision as a result of a supplier defect identified during the first quarter of Fiscal 2019.

Production and service center labor and overhead expense increased $0.9 million during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 primarily because of increases of approximately $0.5 million in consulting expense, $0.3 million in overhead allocated to finished goods inventory, $0.2 million in supplies expense and $0.1 million in allocated costs for shared-services facilities expense, offset by a decrease of $0.2 million in salaries expense.

On July 25, 2018, we and Carrier entered into a Second Amendment whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development Agreement and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the captions “Prepaid expenses and other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $0.4 million during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 primarily because we concluded our royalty obligation under the Development Agreement.

Inventory charges decreased $0.4 million during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 primarily as the result of a decrease in scrap material.

The following table summarizes our gross margin (in millions except percentages):

	Nine Months Ended December 31,
	2018	2017
Gross Margin
Product	$(0.2)	$2.5
As a percentage of product revenue	(1)%	6%

Accessories, parts and service	$6.3	$7.7
As a percentage of accessories, parts and service revenue	28%	34%

Total Gross Margin	$6.1	$10.2
As a percentage of total revenue	10%	17%

The decrease in product gross margin during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 was primarily because of an increase in warranty expense, lower selling price of two C1000 refurbished systems and an increase in direct material costs. Accessories, parts and service gross margin decreased during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 primarily the result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine. In addition, the accessories, parts and service margin decreased because of higher than normal levels of scheduled and unscheduled maintenance activities primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019.

R&D Expenses R&D expenses for the nine months ended December 31, 2018 decreased $0.5 million, or 16%, to $2.7 million from $3.2 million in the nine months ended December 31, 2017. The overall decrease in R&D expenses of approximately $0.5 million resulted from decreases in salaries expense of approximately $0.5 million, supplies expense of $0.1 million and allocated costs for shared-services facilities expense of $0.1 million, offset by an increase in consulting expense of approximately $0.2 million during the nine months ended December 31, 2018 compared to the same period last year. Management expects R&D expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 as a result of ongoing product development costs.

SG&A Expenses  SG&A expenses for the nine months ended December 31, 2018 increased $1.7 million, or 12%, to $15.5 million from $13.8 million for the nine months ended December 31, 2017. The net increase in SG&A expenses was comprised of increases of approximately $0.4 million in allocated costs for shared-services facilities expense, $0.4 million in salaries expense, including non-cash stock-based compensation expense, $0.2 million in marketing expense, $0.2 million in professional services expense, including legal expenses and $0.2 million in business travel expense. In addition, the increase in SG&A expense resulted from bad recoveries was lower by $0.4 million during the nine months ended December 31, 2018 compared to the same period last year. Excluding the one-time Leadership Incentive Program and bad debt recovery recorded in Fiscal 2018, management expects SG&A expenses in Fiscal 2019 to be slightly higher than in Fiscal 2018 primarily as a result of increases in salaries expense, marketing expense, allocated costs for shared-services facilities expense and professional services, including legal and shareholder expenses.

Interest Expense  Interest expense was $0.5 million during each of the nine months ended December 31, 2018 and 2017. As of December 31, 2018, we had total debt of $10.7 million outstanding under the credit facility.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2019 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations. During the three months ended December 31, 2018, we deployed approximately $2.6 million of our C1000 Signature Series systems under our factory rental program. We have invested our cash in institutional funds that invest in high quality short term money market instruments to provide liquidity for operations and for capital preservation.

Our cash, cash equivalents and restricted cash balances decreased $2.7 million during the nine months ended December 31, 2018, compared to a decrease of $3.2 million during the nine months ended December 31, 2017. The decrease in cash, cash equivalents and restricted cash during the nine months ended December 31, 2018 compared to the same period last year was because of higher proceeds from the issuance of common stock through the at-the-money offering program as described below, offset by higher cash used in operating activities and cash used for rental assets.

Operating Activities  During the nine months ended December 31, 2018, we used $12.6 million in cash in our operating activities, which consisted of a net loss for the period of $12.7 million and cash used for working capital of $3.9 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $4.0 million. During the nine months ended December 31, 2017, we used $9.2 million in cash in our operating activities, which consisted of a net loss for the period of $8.1 million and cash used for working capital of $4.2 million, offset by non-cash adjustments of $3.1 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended December 31,
	2018	2017
Net loss	$(12,704)	$(8,083)
Non-cash operating activities(1)	4,032	3,063
Changes in operating assets and liabilities:
Accounts receivable	3,088	1,697
Inventories	(3,401)	(791)
Accounts payable and accrued expenses	2,185	(1,769)
Prepaid expenses, other current assets and other assets	(3,821)	(252)
Other changes in operating assets and liabilities	(1,976)	(3,033)
Net cash used in operating activities	$(12,597)	$(9,168)

(1)	Represents change in warrant valuation, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the nine months ended December 31, 2018 compared to the same period the previous fiscal year was primarily because of the provision for warranty expenses during the nine months ended December 31, 2018 primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019. The change in accounts receivable during the nine months ended December 31, 2018 was primarily the result of lower revenue in the third quarter of Fiscal 2019 compared to the same period the previous year. The change in inventory was primarily the result of an increase in raw materials and finished goods during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the nine months ended December 31, 2018 compared to the same period the previous fiscal year. The change in prepaid expenses, other current assets and other liabilities during the nine months ended December 31, 2018 was primarily because of a negotiated royalty settlement to Carrier and a supplier prepayment obligation, each described below. The change in other operating assets and liabilities during the nine months ended December 31, 2017 was primarily the result of warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines and this warranty program was completed during the three months ended December 31, 2017.

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

During the three months ended March 31, 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. During the nine months ended December 31, 2018 we issued a prepayment of approximately $2.2 million to this single source supplier.

Investing Activities  Net cash used in investing activities of $3.1 million and $1.4 million during the nine months ended December 31, 2018 and 2017, respectively, relates primarily to the acquisition of fixed assets, rental units and leasehold improvements made to our Van Nuys location, respectively. During the three months ended December 31, 2018, we deployed approximately $2.6 million of our C1000 Signature Series systems under our factory rental program. During the fiscal year ended March 31, 2018, we consolidated our operations and offices into our Van Nuys, California location from our Chatsworth, California location.

Financing Activities During the nine months ended December 31, 2018, we generated approximately $12.9 million in financing activities compared to cash generated during the nine months ended December 31, 2017 of approximately $7.4 million. The funds generated from financing activities during the nine months ended December 31, 2018 were primarily the result of proceeds from the at-the-market offering program described below and net proceeds from our credit facility, offset by repayment of notes payable and capital lease obligations. The funds generated from financing activities during the nine months ended December 31, 2017 were primarily the result of proceeds from the October 2017 exercise of warrants and the at-the-market offering program described below, offset by net repayments under the credit facility and the repayment of notes payable and capital lease obligations.

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended December 31, 2018, we issued 3.9 million shares of our common stock under this at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $2.9 million after deducting commissions paid of approximately $0.1 million. During the nine months ended December 31, 2018, we issued 7.6 million shares of our common stock under this at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $6.9 million after deducting commissions paid of approximately $0.2 million. As of December 31, 2018, approximately $17.8 million remained available for issuance with respect to this at-the-market offering program.

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

Effective August 28, 2015, we entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which we offered and sold, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. During the nine months ended December 31, 2018, we issued 2.8 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of December 31, 2018, 26.0 million shares of our common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to us from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

There were no stock options exercised during the nine months ended December 31, 2018 and 2017, respectively. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $73,000 and $22,000 of net cash used during the nine months ended December 31, 2018 and 2017, respectively.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”), which is included in the Bridge Bank Credit Agreements, requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of December 31, 2018 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2019.  Upon closing with the Purchaser and Goldman Sachs Specialty Lending Holdings, Inc., our existing credit facilities with Bridge Bank were paid off in full.

Working Capital Cash used for working capital was $3.9 million and $4.2 million during the nine months ended December 31, 2018 and 2017, respectively. Our working capital requirements during the nine months ended December 31, 2018 included a $3.0 million negotiated royalty settlement agreement payment to Carrier, $2.2 million in prepayments to one of our single source suppliers that notified us that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019, and a pay down of accrued expenses of $1.0 million with respect to our one-time leadership incentive program compensation.

On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes will be on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date.

We maintained Bridge Bank Credit Agreements with Western Alliance Bank through Bridge Bank, with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program, that provided us with a credit facility up to $15.0 million in the aggregate. On February 4, 2019, we used the net cash proceeds from the issuance of the Notes to pay in full its obligations under that certain Business Financing Agreement dated as of June 2, 2017 between us and Western Alliance Bank and to pay certain related fees, costs and expenses.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the third quarter of Fiscal 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our third quarter of Fiscal 2019 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. We incurred a net loss of $3.5 million and used cash in operating activities of $2,000 for the third quarter of Fiscal 2019. Our working capital requirements during the third quarter of Fiscal 2019 were in line with management’s expectations, which included cash received from TI of approximately $0.4 million and deployment of approximately $2.6 million of our C1000 Signature Series systems under our factory rental program. The Company’s net loss expanded during the third quarter of Fiscal 2019 primarily because of lower revenue and an increase in our warranty provision as a result of a supplier defect identified during the first quarter of Fiscal 2019. As of December 31, 2018, we had cash, cash equivalents and restricted cash of $16.7 million, and outstanding borrowings under our credit facility of $10.7 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under the Notes Purchase Agreement, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our third quarter of Fiscal 2019 financial statements.

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

Our accounts receivable balance, net of allowances, was $13.3 million and $16.0 million as of December 31, 2018 and March 31, 2018, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by 4 days to 68 days as of December 31, 2018 compared to 64 days as of December 31, 2017. The increase in our DSO was primarily because of a delay in a specific customer accounts receivable. We recorded net bad debt recoveries of approximately $0.3 million and $0.8 million for the nine months ended December 31, 2018 and 2017, respectively.

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

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2018, upon completing its analysis, we believe that the amount booked as provisional in our financial statements as of March 31, 2018 under SAB 118 is final.

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

The putative class in the Kinney Complaint was comprised of all purchasers of our securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleges that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. The deadline to file the motion for preliminary approval of the proposed settlement is March 7, 2019. If the settlement is finalized and approved by the Court, our insurance carrier will fund the settlement amount. We have not recorded any liability as of December 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

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

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserts claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demands damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserts claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. The parties are now engaged in discovery. We have not recorded any liability as of December 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference is scheduled for March 18, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference is scheduled for March 11, 2019.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. The parties did not reach a settlement on the day of the mediation and negotiations are ongoing.

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

The parties in both of the above federal derivative lawsuits participated in a mediation held on September 24, 2018. The parties did not reach a settlement on the day of the mediation and negotiations are ongoing.

Capstone Turbine Corporation v. Regatta Solutions, Inc.

On August 23, 2018, we initiated arbitration proceedings against its former distributor, Regatta Solutions, Inc. (“Regatta”), with the American Arbitration Association, under the following caption: Capstone Turbine Corp. v. Regatta Solutions, Inc., Case No. 01-18-0003-0860 (the “Capstone-Regatta Arbitration”). We have alleged claims against Regatta for breach of contract and unjust enrichment relating to the parties’ prior distributor relationship, which terminated at the end of March of 2018, and the related wind-down agreement between the parties. As remedies for these claims, we are seeking compensatory, consequential, and punitive damages, along with declaratory relief and attorney’s fees, interest, and costs.

On October 18, 2018, Regatta filed its answer and cross-claims in the Capstone-Regatta Arbitration. In its cross-claims, Regatta has asserted claims for breach of contract, intentional interference with prospective economic advantage, fraud, and intentional interference with contractual relations, relating to the parties’ agreement to wind-down relations and Regatta’s purported sales efforts in California. As remedies for these alleged claims, Regatta is seeking no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. We have filed and served an answering statement denying Regatta’s counterclaims and asserting several affirmative defenses.

Also on October 18, 2018, Regatta filed a lawsuit in the Superior Court of the State of California, County of Orange, alleging two counts of fraud, and one count of interference with contractual relations, individually against Mr. James Crouse, Executive Vice President of Sales for us, arising out of the same allegations made in Regatta’s counterclaim. As remedies for these alleged claims, Regatta again sought no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. The case was filed under the caption Regatta Solutions, Inc., v. Jim Crouse, et. al., Case No. 30-2018-01026571-CU-FR-CJC. On

December 14, 2018, Regatta stipulated and agreed to arbitrate its claims against Mr. James Crouse and dismissed him from the Superior Court action.

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. Settlement negotiations are ongoing. The parties are currently involved in the discovery process, and an evidentiary hearing in the Capstone-Regatta Arbitration is scheduled to begin June 18, 2019. The Company has not recorded any liability as of December 31, 2018, since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

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

On August 22, 2018, Energy Systems filed a claim against us in Puerto Rico alleging Breach of Distribution Contract under Law No. 75 of June 24, 1964, as amended, 10 l.p.r.a. §§ 278-278. The case was filed under the caption Energy Systems of Caribbean, Inc., v. Capstone Turbine Corporation, CIVIL NO. SJ2018cv06543 (904). As remedies for these alleged claims, Energy Systems seeks actual damages, injunctive relief, attorney’s fees and costs. This matter was subsequently removed to the United States District Court for the District of Puerto Rico based on diversity jurisdiction (Case No. 3:18-cv-01611). The parties have since stipulated to a stay of both the federal litigation and arbitration so that the parties may pursue settlement. We have not recorded any liability as of December 31, 2018 since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

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

On November 23, 2018, Capstone Turbine Corporation, a Delaware corporation (the “Company”), received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until May 22, 2019, to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days, at which time Nasdaq would provide written confirmation of the Company’s compliance. If the Company is not in compliance by May 22, 2019, the Company may be eligible for a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to the Company that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. We will monitor the closing bid price of our common stock and will consider various possible options if it does not appear that we will return to compliance, including seeking stockholder approval for a reverse stock split.

If we fail to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of your investment.

Future issuances or sales of our common stock or exercises by holders of our outstanding warrants could lower our stock price and dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by investors who acquired such common stock in a private placement, could have a material adverse effect on the market price of our common stock. We cannot predict the effect, if any, that future public sales of our common stock or the availability of additional shares of our common stock for sale will have on the market and trading price of our common stock. In addition, we currently have warrants outstanding for the purchase of up to an aggregate of 6,765,087 shares of our common stock and certain of our warrant holders also have the right to require us to register under the Securities Act the shares issuable upon exercise of their warrants. To the extent the warrants outstanding are fully exercised, a significant number of shares of common stock will be issued, which will result in dilution to the holders of our shares of common stock and an increase in the number of shares eligible for resale in the public market. If any of our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market and trading price of our securities, even if there is no relationship between such sales and the performance of our business.

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

On February 4, 2019, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”) and the entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date.

As a condition of the Note Purchase Agreement, we have restricted $12.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Notes Purchase Agreement will bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity, subject to increase during the occurrence of an event of default. Obligations under the Note Purchase Agreement are secured by all of our assets, including intellectual property and general intangibles.  The Note Purchase Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances (including equity issuances that would cause an ownership change within the meaning of Section 382 of the Internal Revenue Code), and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws.

The Note Purchase Agreement also defines an event of default as, among other things, payment default, bankruptcy events, cross defaults, breaches of covenants and representations and warranties, changes of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. An event of default, if not waived, could have a material adverse effect on us.

Our obligations under the Note Purchase Agreement could have important consequences, including the following:

•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for operations, capital expenditures, general corporate or other purposes.
•

We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on the Notes, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.

•

Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent under the Note Purchase Agreement, may enforce any and all liens and security interests on the collateral we have used to secure the Notes and we may forfeit our right to such collateral.

•

In order to avoid breaches of the Note Purchase Agreement covenant relating to Section 382 changes of ownership, we may be limited in the amount of additional equity securities we are able to sell to raise capital. Accordingly, our desire to preserve our NOLs may cause us to forgo otherwise attractive funding opportunities.

We may be required to repay the Notes immediately if we default on any of the numerous financial or other restrictive covenants contained in the Note Purchase Agreement. It is not certain whether we will have, or will be able to obtain, sufficient funds to make any such accelerated payments. If any outstanding indebtedness under the Notes is accelerated, our assets may not be sufficient to repay such indebtedness.

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

During the first quarter of Fiscal 2019, we identified a defect in one of the component parts for microturbine systems from one of our single source suppliers. As a result of this defect we have identified several new suppliers with greater engineering expertise and robust quality management systems. The transition is complex, lengthy and may result in an interruption in our manufacturing process. An interruption in our manufacturing process for this component part would adversely impact our results of operations.

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters. During the first quarter of Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. As of December 31, 2018, there were gradual improvement trends in the capacity issues at the supplier. We are in the process of qualifying an additional supplier for these components and we expect this supplier to be qualified and transitioned by Fiscal 2020.

Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.

As we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and economic or political instability. Our business in particular is also subject to risks relating to uncertainties and effects of the implementation of the United Kingdom’s referendum to withdraw membership from the EU (referred to as “Brexit”), including financial, legal, tax and trade implications. In addition, doing business internationally subjects us to risks relating to political or social unrest, as well as corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, that impose stringent requirements on how we conduct our foreign operations. If any of these events occur, our businesses may be adversely affected.

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
4.3

Note Purchase Agreement, dated as of February 4, 2019, by and among Capstone Turbine Corporation, certain of its subsidiaries party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as purchaser and any other purchasers party thereto from time to time and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent (f)

4.4	Purchase Warrant for Common Shares issued in favor of Goldman, Sachs & Co. LLC, dated February 4, 2019 (f)
10.1	Form of Change in Control Agreement (g)
10.2	First Amendment to the Accounts Receivable Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (h)
10.3	At The Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (i)
10.4	Second Amendment to The Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, dated July 25, 2018, effective September 4, 2007 (j)
10.5	First Amendment to Business Financing Agreement between Capstone Turbine Corporation and Western Alliance Bank, N.A. dated June 1, 2018 (h)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 1, 2017 (File No. 001-15957)

(e)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-3 on filed on June 7, 2018 (File No. 333-225503)

(f)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K on filed on February 5, 2019 (File No. 001-15957)

(g)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 11, 2018 (File No. 001-15957)

(h)Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K, filed on June 7, 2018 (File No. 001-15957)

(i) Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2018 (File No. 001-15957)

(j)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 26, 2018 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: February 7, 2019