Form 10-K
period 2019-03-31
CAPSTONE TURBINE Corp
filed 2019-06-11
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001‑15957

CAPSTONE TURBINE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95‑4180883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16640 Stagg Street,
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

(818) 734‑5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $.001 per share	CPST	NASDAQ Capital Market
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

The aggregate market value of the shares of Common Stock of the registrant held by non‑affiliates on September 30, 2018 was approximately $67.6 million.

As of June 6, 2019, there were 72,661,104, shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2019 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE TURBINE CORPORATION

FORM 10‑K

PART I

Item 1.  Business.

Overview

Capstone Turbine Corporation (“Capstone”, “We” or the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation and distribution networks applications, including energy efficient cogeneration combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as renewable energy, natural resources, and critical power supply applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand-alone when no utility grid is available. Several technologies are used to provide “on-site power generation” (also called “distributed generation”) such as reciprocating engines, solar photovoltaic power (“PV”), wind turbines and fuel cells. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. For customers who do not have access to the electric utility grid, microturbines provide clean, on site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous on-site power generation, thereby providing additional reliability and potential cost savings compared to the local utility. With our stand alone feature, customers can produce their own energy in the event of a utility power outage and can use microturbines as their primary source of power for extended periods of time unlike traditional diesel standby generator sets. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and steam. In addition, our microturbines have been used as battery charging generators for hybrid electric vehicles and to provide power to a vessel’s electrical loads in marine applications. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together with our distributors, we offer new and remanufactured parts as well as a comprehensive Factory Protection Plan (“FPP”) through long-term service agreements ranging from 5 to 20 years.

We offer microturbines designed for commercial, industrial and onshore and offshore oil and gas applications with product offerings ranging from 30 kilowatts (“kW”) to one megawatt (“MW”) in electric power output, which can be deployed in arrays up to 10 MWs. Our microturbines combine patented air bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Because of our air bearing technology, our microturbines do not require lube oil, grease, or traditional coolants. This means they do not require routine maintenance to change and dispose of lube oil, grease, or other liquid lubricants, as do the most common reciprocating engines. Our microturbines can be fueled by various sources, including natural gas, propane, butane, sour gas, renewable fuels such as landfill or digester gas, kerosene, diesel and biodiesel. Our microturbines are available with integrated unit mounted heat exchangers, making them easy to engineer and install in applications where hot water, chilled water, air conditioning and steam is desired.

We sell microturbine units, components and accessories, as well as offer long-term microturbine rentals. We also remanufacture microturbine engines and provide new and remanufactured aftermarket spares parts, accessories, services, and comprehensive long-term service contracts for up to 20 years. Our microturbines are sold primarily through distributors and Original Equipment Manufacturers (“OEMs”). Distributors purchase our products for sale to end users and also provide service, application engineering and installation support. Distributors also provide a variety of additional services, including engineering the applications in which the microturbines will be used, installation support of the products at the end users’ sites, commissioning the installed applications and providing post commissioning service, including a comprehensive FPP. Our distributors perform as independent value added resellers. OEMs integrate our products into their own product solutions.

This Annual Report on Form 10-K (this “Form 10-K”) refers to our fiscal years ending March 31 as its “Fiscal” years.

Products

Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store or cathodic protection for an oil or natural gas pipeline. The 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100 room hotel while also providing about one third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office, commercial, and industrial buildings and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into single enclosures which are available in multiple sizes and are built in similar dimensions to a standard shipping container or International Organization for Standardization (“ISO”) sizes, we have created an upgradable family of microturbine offerings from 600 kW up to 1000 kW or 1 MW in a compact footprint engineered to function as a single source of power. Our 600kW, 800kW and 1000 kW (“C1000S Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications.

We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our 60 kW microturbine (“C60”), which was replaced by the C65 model during the quarter ended March 31, 2006. We began shipping the C60 ICHP solution in 2003. Our C60 microturbine was the first combustion power generation product to be certified by the California Air Resources Board (“CARB”) as meeting its stringent distributed generation emissions standards that went into effect in 2003. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on our C200 microturbine engine. The C1000 Series product can be configured into 1,000 kW, 800 kW and 600 kW solutions in multiple sizes and are built in similar dimensions to a standard shipping container or ISO sizes, and depending on the configuration, provides the opportunity for future expandability. The first commercial shipment of our C1000 Series product was on December 29, 2008. During Fiscal 2016, we unveiled our C1000 Signature (“C1000S”) microturbine as part of our new C1000S microturbine energy systems which also includes an 800kW (“C800S”) or 600kW (“C600S”) microturbine. The C1000S microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. We began shipping the C200 and C1000 Signature Series ICHP solution in the fourth quarter of fiscal 2017.

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

Our advanced combustion technology allows our microturbines to achieve low emissions. Our natural gas fueled C65, C200S and C1000S series microturbines were certified by the CARB as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels as a central power plant. Our C65 and C200 Landfill and Digester Gas systems were certified by the CARB as meeting its 2008 waste gas emissions requirements for landfill and digester gas applications. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation.

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

We were the first microturbine manufacturer to achieve UL Class I, Division 2 certification and ATEX certification for operation in hazardous area oil and gas applications. These specially packaged systems are applied in oil and gas production areas with potentially explosive environments. Our C65, as well as our C200 and C1000 Signature Series grid connect and stand-alone microturbines are listed by Underwriters Laboratories (“UL”) as meeting the UL 2200 stationary engine generator standards and the UL 1741 utility interconnection requirements.

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

Renewable Energy

There is a growing transition to renewable energy sources and technologies on a global scale. Our microturbines run efficiently on renewable fuels such as methane and other biogases from landfills, wastewater treatment facilities and renewable natural gas.  They also run efficiently on other small biogas applications like food processing plants, livestock farms and agricultural green waste operations. Microturbines can burn these renewable fuels with minimal emissions, thereby, and in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel source for use at the site or in the surrounding areas. Our microturbines have demonstrated effectiveness in these smaller applications and may outperform conventional combustion engines in some situations, including when the gas contains a high amount of sulfur, as the sulfur can contaminate combustion engines lube oil leading to equipment breakdowns and higher lifecycle costs.

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

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including exploration, production, compression and transmission sites as a highly efficient and reliable source of prime power. In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated onsite. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of oil and gas and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, flare gas or associated gas, into a useable fuel to provide power to these remote oil and gas sites.

Major oil and gas companies are exploring large shale reserves, or plays, in the United States. We have been shipping microturbines into the U.S. shale gas market since 2010. The addressable market for our microturbines in this industry is significant. The shale gas market for microturbines may grow as demand for natural gas continues to rise and the U.S. as the Environmental Protection Agency (“EPA”), the Department of the Interior and other federal and state agencies work to reduce the emission of hazardous air pollutants associated with natural gas development. Our product sales in the natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. However, we experienced growth in the oil and gas sector within our natural resources market during Fiscal 2019, which we believe was primarily because oil prices remained above $50.00 per barrel.

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

Microgrid

 Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, PV, wind turbine, fuel cells and battery storage.  Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications.

Additionally, we have our own programmable logic control system and sensors, which interface with other building automated systems and these control systems are one of the key aspects of monitoring a microgrid. The use of microgrid to serve local loads helps to reduce energy losses in transmission and distribution, further increasing the efficiency of the microgrid. We have been a part of numerous successful microgrid installations worldwide ranging from a wind turbine manufacturer, ski resort, university, industrial farm, utility software company, brewery and an electrical distribution utility. Capstone microturbines functionality is to ensure energy availability for advanced microgrids before and during disasters, such as hurricanes, they may also help reduce electrical expenditures in the years following a disaster when electric utility rates may be increased to pay for the expenses for grid infrastructure repairs and improvements associated with these disasters. We have seen continued development in the microgrid market segment.

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

Additionally, our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary generator set. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board battery charger and range extender. Our marine customers use both liquid fueled and natural gas microturbine products. Liquefied natural gas (“LNG”) is in its early stages as a marine fuel, and the number of vessels powered by LNG is forecasted to double every two years over the next decade. Vessel owners can receive the same benefits as users of stationary products: low emissions with no exhaust aftertreatment, long maintenance intervals, high reliability, low noise and no vibration. Transportation is a developing market segment for us. In Fiscal 2019, transportation products were only for customer demonstrations.

Sales and Marketing

We primarily sell and market our microturbine product, parts and service through our global network of authorized distributors, OEMs and national accounts. Our worldwide distribution network was developed from the ground up and has become a valuable asset because we can reach end use customers globally. Each of our distributors is a strategically placed independent partner marketing, selling, and providing applications engineering support for our products on our behalf. In addition, distributors provide remote monitoring services, warranty support, local spare parts support, and customer training and long-term service support. Through our global distribution network, we offer a comprehensive FPP for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and onsite training to certify all personnel that perform sales, applications, commissioning and long-term service on our microturbines. Individuals who are certified are called Authorized Service Providers, and must be employed by a distributor or an end user in order to perform work pursuant to a FPP. To assure proper application and installation of our microturbine systems, we offer an installer training and an application engineering certification program. We offer to assist all customers by reviewing their installation designs in relation to the technical requirements for proper operation of our products, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to our technical requirements before we accept our standard manufacturer warranty obligations. Our typical terms of sale include shipment of the products with title, care, custody and control transferring at our dock, payment terms ranging from full payment in advance of shipment to payment in 90 days, and warranty periods of approximately 15 to 24 months from shipment depending on the product type. We typically do not have customer acceptance provisions in our agreements.

Effective January 1, 2018, we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic business-to-business marketing activities.

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

Europe and Russia

To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased local sales and service support. We have an office in Europe for the purpose of working with our local distributors on a daily basis to identify and understand growth opportunities. We have a spare parts distribution center in the United Kingdom to make new and remanufactured parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. We continue to diversify the company’s overall presence in Russia and the surrounding Commonwealth of Independent States (CIS) as we explore new growth opportunities in these areas with multiple new distributors. The rebuilding of our business in Russia and the surrounding CIS area continues to evolve including the addition of our new distributor Turbine International, LLC discussed below. Further, the continuation or escalation of the current geopolitical instability in Russia and Ukraine could continue to negatively impact our operations, sales, and future growth prospects in that region. For more information, see “Risk Factors” beginning on Page 16 of this Form 10‑K.

Customers

Sales to E‑Finity Distributed Generation, LLC (“E‑Finity”), one of our domestic distributors, accounted for 13% and 16% of our revenue for the fiscal years ended March 31, 2019 and 2018, respectively. Sales to Cal Microturbine (“CAL”), one of our domestic distributors, accounted for 12% of our revenue for the year ended March 31, 2019. Additionally, Reliable Secure Power Systems, (“RSP”), one of our domestic distributors and E-Finity, accounted for 14% and 10%, respectively, of net accounts receivable as of March 31, 2019. Serba Dinamik Sdn Bhd (“Serba”), one of our Malaysian distributors, E-Finity, and Supernova Energy Services SAS (“Supernova”), one of our Colombian distributors, accounted for 20%, 18% and 10%, respectively, of net accounts receivable as of March 31, 2018.

On October 13, 2017, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, we agreed to assign to TI the right, title and interest to receivables owed to us from BPC Engineering, our former Russian distributor (“BPC”), upon TI’s payment to us of $2.5 million in three payments by February 1, 2018. We received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018, which was recorded as bad debt recovery. The receivables owed to us from BPC had a balance of $4.8 million as of March 31, 2019, and this balance was fully reserved.

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

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. We collected approximately $0.5 million from TI during Fiscal 2019, under the terms of the Amended Assignment Agreement. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019. As of March 31, 2019, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Amended Assignment Agreement. The payment of $0.4 million, due March 20, 2019 under the Amended Assignment Agreement, has not been received at the time of this filing.

We recorded a net bad debt recovery of approximately $0.3 million and $1.1 million during Fiscal 2019 and 2018, respectively. As of March 31, 2019, we collected cumulatively approximately $1.8 million from BPC on their previously reserved accounts receivable. Additionally, we collected cumulatively approximately $1.5 million from TI, under the terms of the Assignment Agreement and the Amended Assignment Agreement. The remaining balance of the fully reserved accounts receivable was $4.8 million as of March 31, 2019.

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

Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise and maintenance. These technologies, which in many cases have a lower up front cost than microturbines, are currently produced by Caterpillar Inc., Cummins Inc. (which recently entered into a joint venture with Eaton), Innio who recently bought the General Electric Gas Engine business, which now includes

Waukesha and Jenbacher gas engines, MAN SE, and Tecogen, Inc. (which now includes American DG Energy Inc.), among others.

Our microturbines may also compete with other distributed generation technologies, including solar-powered systems, wind-powered systems, fuel cells and fly wheel. Solar and wind powered systems produce no emissions and benefit from above market contracts provided by state mandates. The main drawbacks to solar and wind powered systems is that they may not be dispatchable because of their dependence on weather conditions, the utility grid or high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market is still developing, a number of fuel cell providers are also focused on markets similar to ours, including Active Power Inc. (a division of Piller Power Systems Inc.), Ballard Power Systems Inc., Bloom Energy Corporation, FuelCell Energy Inc., LG Fuel Cell Systems, a business unit of LG Electronics, and Plug Power Inc. Fuel cells have slightly lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. With higher government incentives, microturbines would provide a better economic value to end users in most applications.

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

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our product with the electric grid. Further, utility companies may charge additional fees to customers who install on‑site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back‑up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product, or increase the cost to our potential customers for using our systems. This could make our systems less economical, thereby adversely affecting our revenue and profitability. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of climate change. Accordingly, we may benefit from increased government regulations that impose tighter emission standards particularly on burning coal and fuel oil and fuel efficiency as long as gas combustion technology solutions are not excluded.

Government funding can impact the rate of development of new technologies or improvements to existing technologies. We continue to engage with federal and state policymakers to support government programs that promote the deployment of our low emission and energy efficient products. Competing new technologies have historically received larger incentives and development funding than do microturbines. However, the U.S. Department of Energy is funding research to explore the role CHP could play as a flexible resource to provide additional generating capacity when the grid demands increase and/or to provide other services, such as frequency regulation for stabilization. As more intermittent renewable resources are added to the electric grid, grid operators need access to additional dispatchable generation capacity to ensure an adequate and stable power supply. Capstone’s new PowerSync controller could provide this automated response capability to allow for participation in grid services markets, where permitted.

In the United States, a 10% Federal Investment Tax Credit (“ITC”) for CHP and microturbines is available through the end of 2021. In addition, bonus depreciation rules allow businesses to immediately deduct 100% of eligible property placed in service after September 27, 2017 and before January 1, 2023. The deduction limit will phase down from 100% to 0% by 2027. As a result, we may see a positive impact on our sales in the United States due to the availability of this 10% tax credit and bonus depreciation. However, other CHP and gas-powered distributed energy technology-providers will also benefit from the return of these tax incentives, and, fuel cell technologies will receive a 30% ITC level with a phase down to 22% by 2022 and expiration in 2023. At the state level, slow approvals for natural gas pipeline infrastructure may impact gas availability in some areas, and efforts to incentivize building electrification over natural gas-fueled heat and power sources may inhibit sales. However, electricity demand spikes may also lead to higher electricity prices thereby improving project economics for on-site distributed power generation.

In global markets, European governments continue to support efficient CHP and are beginning to take action on reducing local air pollution through regulations like the EU’s Medium Combustion Plant and EcoDesign Directives. Our low emission systems’ ability to meet these programs’ requirements may have a positive impact on our sales as implementation progresses. In the oil and gas market, many producers have committed to reduce methane emissions from their operations. Our low maintenance, reliable systems and our ability to run on a range of fuels could fit their needs and result in a positive impact on our sales.

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

During Fiscal 2019, we identified a defect in one of the component parts for microturbine systems from one of our single source suppliers. As a result of this defect we have identified several new suppliers with greater engineering expertise and robust quality management systems. The transition is complex, lengthy and may result in an interruption in our manufacturing process.  An interruption in our manufacturing process for this component part would adversely impact our results of operations. The efforts to qualify and dual source these components was completed in the fourth quarter of Fiscal 2019.

During Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases.

During Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. A new supplier has been identified and has been fully qualified and is now working towards increasing its capacity and is expected to meet our production volumes during Fiscal 2020.

We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost improvement opportunities in order to enhance our operational effectiveness and use lean manufacturing processes. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. Our demand volumes and forecasting could continue to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas), tariffs and/or import taxes, and ongoing global geopolitical tensions. Our strategy is to identify primary and secondary sources for critical components, both domestic and international, for when available to minimize production line down time due to unavailability of such parts, which could affect our ability to meet manufacturing schedules on build or a linear basis. In April 2019, we executed multiple new Long Term Agreements (“LTA”) including a new 10-year LTA with a new supplier. The LTA from the new supplier will initially reduce annual direct material costs an estimated $2 million per year once the transition is completed. The strategy to reduce direct material costs is based on partnering with our supply base to drive collaborative cost improvements within its value chain which will enable the significant material cost reductions.

Solar Turbines Incorporated (“Solar”), a wholly owned subsidiary of Caterpillar Inc., was our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture these cores ourselves and we began manufacturing them in June 2001. We are required to pay a per unit royalty fee for the life of Capstone’s patents for cores manufactured and sold by us using the technology. Royalties of approximately $33,200 and $30,900 were earned by Solar for the fiscal year ended March 31, 2019 and 2018, respectively.

In 2007, we entered into a Development and License Agreement (“Development Agreement”) with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of our C200 microturbines. On July 25, 2018, we and Carrier entered into a Second Amendment whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development Agreement and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement agreement of $3.0 million to Carrier, as such there is no further royalty obligation to Carrier. Carrier earned $0.4 million and $0.9 million in royalties for C200 and C1000 Series system sales during each of the fiscal years ended March 31, 2019 and 2018.

During the third quarter of Fiscal 2018, we consolidated our operations and offices into our Van Nuys location in Southern California. We have an approximately 42,300 square foot manufacturing footprint running on a single shift. We believe that our production capacity goal of approximately 2,000 units per year, depending on product mix is well above our current production rates and will be achievable by adding additional shifts. This may require an increase in working capital and some additional capital expenditures when necessary.

Research and Development (“R&D”)

Our engineering mission has been on supporting the expansion of our existing suite of products, focusing on alternative fuels and technologies, maintaining relevance in the global evolution of grid interconnection requirements, and the launch of the PowerSync Controller. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. For the fiscal years ended March 31, 2019 and 2018, R&D expenses were $3.6 million and $4.0 million, respectively, which amounts are equivalent to 4% and 5% of total revenue, respectively, for these fiscal years.

Our product development activities during Fiscal 2019 continued with the launch of the new family of PowerSync controllers used for Capstone microturbines. We also continued development and testing of a new self-cleanable severe environment air filtration system for our Signature Series line of microturbine products. Capstone has also embarked upon a project to modernize control electronics, providing common functionality, minimizing near term obsolescence concerns, and enabling long term support.

Phoenix Contact and Capstone partnered in a joint effort to improve on-site controls and integration with end-use customer facilities. The main objectives of developing the new PowerSync controller line were to further increase system reliability, availability and make Capstone microturbines easier to use for both end-user customers as well as Capstone distribution partners.  Fiscal 2019 marked the first substantial integration of the PowerSync at a number of customer sites.  From these integration and commissioning activities, Capstone and Phoenix Contact took feedback to make further improvements to software and hardware. The goal of such improvements is to make the whole process easier and more straightforward.

Our new self-cleanable severe environment air filtration system for our line of Signature Series microturbine products was launched during Fiscal 2019. During sand and dust storms common to most hot arid desert areas, particulate concentrations close to the ground can reach levels 20,000 times those in typical U.S. cities. Such dust and dirt loads can cripple conventional air filtration systems, cause massive maintenance expenditures and allow excessive dust concentrations to be ingested by the turbine. Capstone’s new cleanable severe environment units employ industry standard high-efficiency filters. The systems will feature self-cleanable pulse actuation to extend life and service interval, critical for remote sites.

In Fiscal 2019, Capstone was issued two patents related to fuel injection and emissions. The first patent issued is for a multi-staged lean pre-vaporizing, pre-mixing fuel injector providing ultra-low emissions that meet EPA Tier 4 requirements for power generation. Under this new program, exhaust emissions from these engines will be required to decrease by more than 90%.   The second patent is for a multiple-fuel capable, pre-mixed, low emission injector for high flame speed fuel combustion.  This patent is the foundation for continued development in achieving high reliability and performance with hydrogen content fuels.

Our C65, C200 and C1000 Series microturbines became UL 1741 Supplement A (SA) certified during Fiscal 2019. This testing standard was written in response to California Rule 21, and in response to the local increased presence of distributed generation and require interactive grid support functions.  Capstone benefitted substantially from previous certification successes for the German and Italian markets to expedite conformance to UL 1741 SA.  Certification standards are becoming increasingly commonplace globally, with localization of controls and requirements.

Our partnership with the DOE provided funding during Fiscal 2017 in the amount of $335,000 for one year to Argonne National Laboratory to conduct hydrogen and synthetic fuel or syngas testing on our C65 and C200 microturbines. Hydrogen testing was on hold while the test facility implemented mechanisms for safe handling, detection, and delivery of the hydrogen gas.  Despite a challenging federal budgetary environment, funding has been extended to the 2019 government fiscal year for completion of the testing.

We partnered with FGC Plasma Solutions to test a new plasma-assisted fuel injection technology in our C65 microturbine. We worked together to develop a new combustion concept for improved turbine efficiency and emissions performance. The technology will enable more optimum operation of the engine as well as benefits from lower emissions, increased fuel flexibility and improved reliability. Testing will commence in Fiscal 2020 and will be held at Argonne National Laboratory.

Capstone and Argonne National Laboratory are also partnering on a microturbine derivative utilizing Argonne’s high-efficiency, fast-charging, and fast discharging Thermal Energy Storage System.  This effort is funded through the Department of Energy’s Technology Commercialization Fund.  The thermal storage system is expected to improve the microturbine’s overall efficiency increasing value to the customer.  Integration and demonstration of the technology will take place at the end of Fiscal 2020.

In Fiscal 2020, as part of an ARPA-E award, Capstone Turbine will work with Washington State University to develop and demonstrate a solid oxide fuel cell based hybrid power system utilizing Capstone’s proven and reliable microturbine.   The new hybrid power system would bridge the natural gas powered industry today with the energy systems of the future.

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

We are working with the Kenworth Truck Company to demonstrate a Class 7 series hybrid delivery truck with funding support from the South Coast Air Quality Management District and the San Joaquin Valley Air Pollution Control District. The Kenworth Class 7 hybrid truck is retrofitted with a refrigerated box body, and a 65kW Capstone microturbine operating on CNG.  Emissions and fuel economy testing was completed at UC Riverside in 2018, including comparison testing of a similarly equipped traditional diesel truck. Results for the three tested drive cycles indicate the hybrid truck can provide 50 to 68% reduction in tailpipe NOx emissions, 19 to 27% reduction in overall CO2 emissions, and 26 to 32% reduction in operating cost.  The next step is to operate the truck on actual customer delivery routes in both air districts to quantify the performance, emissions, fuel economy, and other benefits of a microturbine based hybrid solution. We expect to collect and utilize information from the Kenworth Class 7 hybrid truck’s road testing and demonstration processes for future product developments and enhancements. A prototype or concept vehicle such as this may take several years to go into commercial production following completion of rigorous testing.

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

Our C65 Hybrid UPS product line has been evolving over the years. After having received the 2011 NOVA Award from the Construction Innovation Forum for the C65 Hybrid UPS Microturbine at Syracuse University’s data center—labeled one of the greenest data centers in the world, our C65 Hybrid UPS system has continued development and has installations at Sempra in Monterey Park, California and our own data center in Van Nuys, California as well as two Department of Homeland Security installations, among several others. The product utilizes our inverter electronics and controls technology to provide continuous power quality to meet the customer’s critical load. The load inverter is connected through a central power bus to provide power from one of three available power sources including the utility grid, battery storage system, or microturbine generator. Power to the critical load is synchronized to an available utility grid to allow direct bypass of the critical load to the utility grid. This redundant functionality is provided in a single integrated package that can be scaled to a larger seamless power unit through our multipack feature. These units can also be combined with a heat recovery module or an absorption chiller to provide higher total output efficiency. Unlike current UPS products combined with reciprocating engines for backup, our low emissions Hybrid UPS product allows for continuous operation year-round allowing customers the ability to receive a payback on their capital equipment investment. Although we believe the industrial UPS market has the potential to be a beneficial option for businesses that require constant supply of reliable energy, we temporarily suspended our development efforts with respect to C65 microturbines targeted at this market in response to our lower revenue. We currently intend to continue with the next phase of development after we achieve profitability.

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright, “know how”, and trademark laws and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 58 U.S. and 4 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between calendar years 2019 and 2037. We actively evaluate our patent portfolio and pursue new patent applications as we develop new technological innovations, as needed.

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

As of March 31, 2019, we had 153 full-time employees and one part time employee. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

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

Item 1A.  Risk Factors

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

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by investors who acquired such common stock in a private placement, could have a material adverse effect on the market price of our common stock. We cannot predict the effect, if any, that future public sales of our common stock or the availability of additional shares of our common stock for sale will have on the market and trading price of our common stock. In addition, we currently have warrants outstanding for the purchase of up to an aggregate of 6.8 million shares of our common stock and certain of our warrant holders also have the right to require us to register under the Securities Act the shares issuable upon exercise of their warrants. In addition, some of our outstanding warrants contain anti-dilution provisions that may, under certain circumstances, increase the number of shares issuable thereunder. To the extent the warrants outstanding are fully exercised, a significant number of shares of common stock will be issued, which will result in dilution to the holders of our shares of common stock and an increase in the number of shares eligible for resale in the public market. If any of our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market and trading price of our securities, even if there is no relationship between such sales and the performance of our business.

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

On February 4, 2019, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes by us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”) and the entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date.

As a condition of the Note Purchase Agreement, we shall not permit consolidated liquidity on any date to be less than $12.0 million until February 4, 2020 and thereafter, $9.0 million. Borrowings under the Note Purchase Agreement will bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity, subject to increase during the occurrence of an event of default. Obligations under the Note Purchase Agreement are secured by all of our assets, including intellectual property and general intangibles. The Note Purchase Agreement contains customary covenants, including, among others, covenants that restrict our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances (including equity issuances that would cause an ownership change within the meaning of Section 382 of the Internal Revenue Code), and covenants that require us to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain our property in good repair, maintain insurance and comply with applicable laws.

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

•

In order to avoid breaches of the Note Purchase Agreement covenant relating to Section 382 changes of ownership, we may be limited in the amount of additional equity securities we are able to sell to raise capital. Accordingly, our desire to preserve our federal and state net operating loss (“NOL”) carryforwards may cause us to forgo otherwise attractive funding opportunities.

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

We have experienced recurring operating losses and as of March 31, 2019, we had an accumulated deficit of approximately $878.9 million. On March 31, 2019, we had cash and cash equivalents of $29.7 million, and working capital of $42.0 million. This compares to $862.2 million, $19.4 million and $21.7 million, respectively, on March 31, 2018. As a condition of the Note Purchase Agreement with the Purchaser, our consolidated liquidity on any date may not be less than $12.0 million.

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

During the first quarter of Fiscal 2019, we identified a defect in one of the component parts for microturbine systems from one of our single source suppliers. As a result of this defect we have identified several new suppliers with greater engineering expertise and robust quality management systems. The transition is complex, lengthy and may result in an interruption in our manufacturing process. An interruption in our manufacturing process for this component part would adversely impact our results of operations. The efforts to qualify and dual source these components was completed in the fourth quarter of Fiscal 2019.

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters. During the first quarter of Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. A new supplier has been identified and has been fully qualified and is now working towards increasing its capacity and is expected to meet our production volumes during Fiscal 2020.

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

Adverse economic conditions may prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by adverse economic conditions. Although we experience revenue growth in fiscal 2019, our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing global geopolitical tensions.

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

We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. For example, during Fiscal 2017, we recorded a one-time non-cash warranty provision of approximately $5.2 million to proactively retrofit select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. Additionally, our warranty provision was negatively impacted in Fiscal 2019 because of a supplier defect that was identified during the first quarter of Fiscal 2019.

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

Net product orders for Fiscal 2019 were $46.2 million and contributed to an ending backlog of $71.3 million at March 31, 2019. The book-to-bill ratio was 1.1:1 for Fiscal 2019. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

On October 13, 2017, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, we agreed to assign to TI the right, title and interest to receivables owed to us from BPC Engineering, our former Russian distributor (“BPC”), upon TI’s payment to us of $2.5 million in three payments by February 1, 2018. We received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018, which was recorded as bad debt recovery. The receivables owed to us from BPC had a balance of $4.8 million as of March 31, 2019, and this balance was fully reserved.

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

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. We collected approximately $0.5 million from TI during Fiscal 2019, under the terms of the Amended Assignment Agreement. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019. As of March 31, 2019, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Amended Assignment Agreement. The payment of $0.4 million, due March 20, 2019 under the Amended Assignment Agreement, has not been received at the time of this filing.

Due to the above amendments, during the three months ended March 31, 2018 we removed product orders related to BPC from backlog for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. Additionally, for Fiscal 2019, we removed product orders related to BPC from backlog for approximately $20.7 million. This removal was the result of our continuous review of BPC related backlog with TI which resulted in us no longer honoring the product pricing. After removal of the foregoing orders, the remaining backlog related to BPC as of March 31, 2019 comprises up to approximately 42% of our total backlog. This remaining backlog related to BPC continues to be reviewed with TI and the other new distributors in the region, and they have the right to request delivery of those backlog orders if the associated projects proceed. Nonetheless, the remaining backlog related to BPC may be negatively impacted.

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

The significant decline in oil and natural gas prices beginning in late 2014 caused a reduction in our customers' spending and associated drilling and completion activities, which had an adverse effect on our revenue for multiple years. Although we have experienced an improvement in revenue during Fiscal 2019 due to favorable oil prices, we continue to be impacted by the volatility of the global oil and gas industry. If prices were to decline again, we would expect to see similar declines in our customers' spending which would have an adverse effect on our revenue. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers' liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and similar impacts.

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

Changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact our business.

The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and may decide to impose import duties or other restrictions on products, components or raw materials sourced from those countries, which may include China, Mexico, and other countries from which we import components or raw materials. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.

Moreover, these new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.

The U.S. government imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies, such as in Russia and the Ukraine, and requires export licenses for certain of such activities. While we believe that the executive orders currently do not have a material impact on our business, the sanctions imposed by the U.S. government could be expanded in the future. If we are unable to conduct business with new or existing customers or pursue opportunities with sanctioned countries, our business, including revenue, profitability and cash flows, could be materially adversely affected.

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

Our accounts receivable balance, net of allowances, was $16.2 million and $16.0 million as of March 31, 2019 and March 31, 2018, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of Fiscal 2019 was 70 days, compared with 69 days at the end of Fiscal 2018. We recorded net bad debt recovery of approximately $0.3 million and $1.1 million during Fiscal 2019 and Fiscal 2018, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

We may experience a delay in payment or may not collect on the Accounts Receivable Assignment Agreement or Promissory Note with Turbine International, LLC.

On October 13, 2017, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with TI.

Pursuant to the terms of the Assignment Agreement, we agreed to assign to TI the right, title and interest to receivables owed to us from BPC Engineering, our former Russian distributor (“BPC”), upon TI’s payment to us of $2.5 million in three payments by February 1, 2018. We received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018, which was recorded as bad debt recovery. The receivables owed to us from BPC had a balance of $4.8 million as of March 31, 2019, and this balance was fully reserved.

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

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. We collected approximately $0.5 million from TI during Fiscal 2019, under the terms of the Amended Assignment Agreement. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019. As of March 31, 2019, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Amended Assignment Agreement.  The payment of $0.4 million, due March 20, 2019 under the Amended Assignment Agreement, has not been received at the time of this filing.

Loss of a significant customer could have a material adverse effect on our results of operations.

E-Finity and CAL accounted for approximately 13% and 12%, respectively, of our revenue for Fiscal 2019. Additionally, RSP and E-Finity accounted for 14% and 10%, respectively, of net accounts receivable as of March 31, 2019. The loss of E-Finity, CAL, RSP, or any other significant customer could have a material adverse effect on our results of operations and financial condition.

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

At March 31, 2019, we had federal and state net operating loss carryforwards of approximately $643.2 million and $153.6 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under

Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

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

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control. Our executive offices, manufacturing facility, and auxiliary inventory storage facility are located in southern California. Because the southern California area is located in an earthquake‑sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. If an earthquake, fire or other natural disaster occurs at or near our facilities, our business, financial condition, operating results and cash flow could be materially adversely affected.

We cannot be certain of the future effectiveness of our internal controls over financial reporting. If we are unable to maintain effective internal controls over our financial reporting, investors may lose confidence in our ability to provide reliable and timely financial reports and the value of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our management concluded that our internal controls over financial reporting were effective as of March 31, 2019. We may in the future identify material weaknesses in our internal controls over financial reporting that we have not discovered to date. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

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

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On November 23, 2018, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until May 22, 2019, to regain compliance with the minimum bid price requirement. On May 23, 2019, we received notice that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Listing Qualifications Department of Nasdaq has granted us an additional 180 days, or until November 18, 2019, to regain compliance with Nasdaq’s $1.00 per share minimum bid price requirement under Nasdaq Marketplace Listing Rule 5550(a)(2). The May 23, 2019 notification letter has no effect at this time on the listing of our common stock on The Nasdaq Capital Market or trading of our common stock. We may achieve compliance during this additional 180-day period if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days by November 18, 2019. If we fail to regain compliance on or prior to November 18, 2019, our stock will be subject to delisting by Nasdaq. We provided written notice of our intention to cure the minimum bid price deficiency during this additional 180-day period by effecting a reverse stock split if necessary. If we deem a reverse stock split necessary, we will request stockholder approval at our annual meeting of stockholders, to be held on August 30, 2019.

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

Similarly, a proxy contest with any other activist investor could result in the turnover of a majority of our board of directors. If such a change in the composition of our board of directors were to occur, it could trigger the change of control provisions of certain agreements and arrangements to which we are a party, including the Note Purchase Agreement, our Amended and Restated Severance Pay Plan and, if followed by a qualifying termination of certain of our executive officers the Change in Control Severance Agreements, between us and Darren Jamison, our President and Chief Executive Officer and other executives.

Under the Note Purchase Agreement, a change of control constitutes an event of default that would entitle Goldman Sachs Specialty Lending Holdings, Inc. to, among other remedies, declare all of our outstanding borrowings under the Note Purchase Agreement immediately due and payable. Under the Amended and Restated Change of Control Severance Plan and the Amended and Restated Change in Control Severance Agreement, as amended, following a change of control, upon the occurrence of a qualifying termination of Mr. Jamison or certain of our other executive officers and employees, we will be obligated to make specified severance payments to the terminated employee.

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

On May 6, 2019, we and Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc., as Rights Agent, entered into a Rights Agreement (the “NOL Rights Agreement”) designed to diminish the risk that our ability to use our net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of us experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. The NOL Rights Agreement replaces the Company’s Rights Agreement, dated May 6, 2016, by and between the Company and Broadridge Financial Solutions, Inc., as successor-in-interest to Computershare Inc., as rights agent (the “Original Rights Agreement”).  While this NOL Rights Agreement is intended to preserve our net operating losses, it effectively deters current and future purchasers from becoming 4.99% stockholders. The NOL Rights Agreement could also make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

During the third quarter of Fiscal 2018, we consolidated our operations and offices into our Van Nuys location in Southern California. Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 79,000 square feet of leased office space, warehouse space and assembly, test space and manufacturing facility for our recuperator cores located at 16640 Stagg Street in Van Nuys, California. This lease will expire in February 2023 and we have one five‑year option to extend the term of this lease. Management believes our Van Nuys facility is adequate for our current needs. We also lease an approximately 98,000 square foot facility located at 21211 Nordhoff Street in Chatsworth, California. This lease expires in September 2019, and we have one five‑year option to extend the term of this lease, which we do not expect to exercise. We are in the process of moving inventory and other property from our facility in Chatsworth and we may incur certain expenses as a condition of the lease as a result of vacating the premises.

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

The putative class in the Kinney Complaint was comprised of all purchasers of our securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleges that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019. A hearing on the motion for preliminary approval of the settlement is scheduled for May 17, 2019. If the settlement is finalized and approved by the Court, the Company’s insurance carrier will fund the settlement amount. We have not recorded any liability as of March 31, 2019 since any potential loss is not considered material as our insurance carrier will fund the settlement amount.

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

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserted claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demanded damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserted claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. On June 6, 2019, the parties reached a confidential settlement of the action. We have not recorded any liability as of March 31, 2019 as our insurance carrier will fund the settlement amount.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May

5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference is scheduled for July 29, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference is scheduled for July 29, 2019.

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

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019 at which point the parties did come to a resolution of the matter. The parties are currently engaged in drafting a more formal settlement agreement that upon execution will require the respective matters to be dismissed. The Company has not recorded any liability as of March 31, 2019, since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

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

The parties entered into settlement discussions and on April 29, 2019 participated in mediation to resolve the dispute. The mediation was successful and the parties are currently drafting a more formal settlement agreement that upon execution will require the respective matters to be dismissed. We have not recorded any liability as of March 31, 2019 since any potential loss is not considered material.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “CPST”. In order to maintain that listing, we must satisfy minimum financial and other requirements. On November 23, 2018, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until May 22, 2019, to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days, at which time Nasdaq would provide written confirmation of the Company’s compliance. On May 23, 2019, the Company was afforded an additional 180-day grace period to regain compliance with the minimum bid price requirement.

Stockholders

As of June 6, 2019, there were 243 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter ended March 31, 2019.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the fiscal year ended March 31, 2019.

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

Our goals for Fiscal 2019 were to achieve EBITDA breakeven; significantly grow gross margin and revenue for our accessories, parts and service; strengthen our core market verticals, while diversifying into additional market verticals and geographies; and drive towards 100% aftermarket sales absorption. During Fiscal 2019 our net loss increased by 67% to $16.7 million and our basic and diluted loss per share increased by 25% to $0.25 compared to $10.0 million and $0.20, respectively, in the same period of the previous year. The increase in the net loss during Fiscal 2019 was primarily because of higher warranty expense, higher than normal levels of FPP scheduled and unscheduled maintenance activities and interest expense. Our warranty provision and FPP scheduled and unscheduled maintenance activities negatively impacted Fiscal 2019 net loss primarily because of a supplier defect that was identified during the first quarter of Fiscal 2019. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank, which resulted in higher interest expense during Fiscal 2019 compared to Fiscal 2018. Fiscal 2019 was characterized by growth of our aftermarket service business because of additional revenue from our Distributor Support System (“DSS program”) and rental income from our factory rental program compared to Fiscal 2018. Additionally, although the U.S. dollar has somewhat weakened against other currencies, it continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets, as we sell in U.S. dollars.

Our products continue to gain interest in all six of the major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to target projects within the energy efficiency and renewable energy markets. We experienced revenue growth in the natural resources market during Fiscal 2019, which we believe was primarily because oil prices continued to be higher than $50.00 a barrel, we continued to be impacted by the volatility of the global oil and gas markets and the ongoing global geopolitical tensions. We also continued to see interest in critical power supply applications as customers want solutions that can handle both primary and backup power. Transportation is a developing market segment for us and currently transportation products were only for customer demonstrations.

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

The following table summarizes our product shipments by vertical markets:

	Year Ended
	March 31,
	2019	2018
Energy efficiency	47%	47%
Natural resources	40%	38%
Renewable energy	7%	9%
Critical Power Supply	3%	4%
Microgrid	3%	2%

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

Renewable Energy

There is a growing transition to renewable energy sources and technologies on a global scale. Our microturbines run efficiently on renewable fuels such as methane and other biogases from landfills, wastewater treatment facilities and renewable natural gas.  They also run efficiently on other small biogas applications like food processing plants, livestock farms and agricultural green waste operations. Microturbines can burn these renewable fuels with minimal emissions, thereby, and in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel source for use at the site or in the surrounding areas. Our microturbines have demonstrated effectiveness in these smaller applications and may outperform conventional combustion engines in some situations, including when the gas contains a high amount of sulfur, as the sulfur can contaminate combustion engines lube oil leading to equipment breakdowns and higher lifecycle costs.

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

Our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, thereby reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Transportation is a developing market segment for us. In Fiscal 2019, transportation products were only for customer demonstrations.

Backlog

Net product orders were approximately $46.2 million and $42.3 million for Fiscal 2019 and Fiscal 2018, respectively. Ending backlog was approximately $71.3 million at March 31, 2019 compared to $97.3 million at March 31, 2018. Book-to-bill ratio was 1.1:1 and 1.0:1 for Fiscal 2019 and Fiscal 2018, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. We collected approximately $0.5 million from TI during Fiscal 2019, under the terms of the Amended Assignment Agreement. The receivables owed to us from BPC had a balance of $4.8 million as of March 31, 2019, and this balance was fully reserved. As of March 31, 2019, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Amended Assignment Agreement.  Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

Due to the above agreements, during the three months ended March 31, 2018 we removed product orders related to BPC from backlog for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. Additionally, for Fiscal 2019, we removed product orders related to BPC from backlog for approximately $20.7 million. This removal was the result of our continuous review of BPC related backlog with TI which resulted in us no longer honoring the product pricing. After removal of the foregoing orders, the remaining backlog related to BPC as of March 31, 2019 comprises up to approximately 42% of our total backlog. This remaining backlog related to BPC continues to be reviewed with TI and the other new distributors in the region, and they have the right to request delivery of those backlog orders if the associated projects proceed. Nonetheless, the remaining backlog related to BPC may be negatively impacted.

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

2)

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 88 distributors, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 23 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 65 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

Effective January 1, 2018, we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. See Note 2—Summary of Significant Accounting Policies for additional discussion of revenue recognition for this program.

3)

Service  We provide service primarily through our global distribution network. Together with our global distribution network we offer a comprehensive FPP for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance.

Our FPP backlog at the end of Fiscal 2019 and Fiscal 2018 was approximately $78.9 million and $75.6 million, respectively, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2034. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue in Fiscal 2019 was approximately 21% of total revenue.

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

During Fiscal 2019, we received support from the Department of Energy Technology Commercialization to refine Argonne National Laboratory’s (“Argonne”) high-efficiency, fast-charging and fast-discharging thermal energy-storage system (“TESS”) for use in CHP systems. The new Capstone CHP system will incorporate Argonne’s high-efficiency, fast-charging, and fast-discharging TESS for waste heat recovery and reuse in projects that require process heat and industrial manufacturing environments. This new project focuses on integrating Argonne’s TESS into a C200 CHP system, specifically, using thermal modeling and simulations to optimize system design; fabricating and integrating the TESS into the C200 system; testing the performance of the integrated TESS-C200 CHP system and conducting both a technology and economic analysis to establish performance and cost benefits of the new integrated microturbine and thermal battery solution

Our product development activities during Fiscal 2019 included the successful launch of the new family of PowerSync controllers used for Capstone microturbines. We also continued development and testing of a new self-cleanable severe environment air filtration system for our Signature Series line of microturbine products. Capstone has also embarked upon a project to modernize electronics to today’s standards, providing common functionality and enabling long term support. In addition, our product development activities during Fiscal 2019 included certification of our C65, C200S, and C1000S series microturbines to the latest UL 1741 interconnection standards.

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

During the first quarter of Fiscal 2019, we identified a defect in one of the component parts for microturbine systems from one of our single source suppliers. As a result of this defect, we have identified several new suppliers with greater engineering expertise and robust quality management systems. The transition is complex, lengthy and may result in an interruption in our manufacturing process. An interruption in our manufacturing process for this component part would adversely impact our results of operations. The efforts to qualify and dual source these components was completed in the fourth quarter of Fiscal 2019.

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters. During the first quarter of Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. As of March 31, 2019, there were gradual improvement trends in the capacity issues at the supplier.  A new supplier has been identified and has been fully qualified and is now working towards increasing its capacity and is expected to meet our production volumes during Fiscal 2020.

We believe that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance. Based on our recent progress and assuming achievement of targeted cost reductions and product mix, pricing and performance and our increasing accessories, parts and service revenue with improved gross margins, our financial model indicates that we will achieve positive cash flow when we generate $25 million in quarterly revenue with a 25% gross margin. We expect to have costs and operating expenses increase in certain areas in Fiscal 2020, including sales and marketing, which if not offset by an increase in revenue, would reduce margins and profitability as we have limited ability to further reduce costs.

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

•

We evaluate the carrying value of long‑lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current‑period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the asset group. The estimated fair value of the assets is determined using the best information available. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long‑lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives. We performed an analysis as of March 31, 2019 and determined that there was no impairment. See Note 5—Intangible Assets in the “Notes to Consolidated Financial Statements.”

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

•

Our revenue consists of sales of products, parts, accessories and service, which includes FPPs, net of discounts. Our distributors purchase products, parts and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post‑commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post‑shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectability is reasonably assured. Service revenue derived from time and materials contracts is recognized as the service is performed. FPP contracts are agreements to perform certain agreed‑upon service to maintain a product for a specified period of time. Service revenue derived from FPP contracts is recognized on a straight‑line basis over the contract period. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. Effective January 1, 2018, we launched our DSS program to fund additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. Service revenue derived from our DSS program began in March 2018 and is recognized on a pro rata basis as the distributors purchase our products.

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

Results of Operations

Year Ended March 31, 2019 Compared to Year Ended March 31, 2018

The following table summarizes our revenue by geographic markets (amounts in millions):

	Year Ended March 31,
	2019	2018
	Revenue	Revenue
United States and Canada	$46.3	$39.2
Europe and Russia	16.1	15.6
Latin America	9.6	9.8
Asia and Australia	9.1	13.8
Middle East and Africa	2.3	4.4
Total	$83.4	$82.8

Revenue Revenue for Fiscal 2019 increased $0.6 million, or 1%, to $83.4 million from $82.8 million for Fiscal 2018. The change in revenue for Fiscal 2019 compared to Fiscal 2018 included increases in revenue of $7.1 million from the United States and Canadian markets and $0.5 million from the European and Russian markets. These overall increases in revenue were offset by decreases in revenue of $4.7 million from the Asian and Australian markets, $2.1 million from the Middle East and African markets and $0.2 million from the Latin American market. The increase in revenue in the United States and Canadian markets during Fiscal 2019 compared to the same period the previous year was primarily because of increases in accessories and parts revenue and product shipments into the energy efficiency vertical market. The increase in revenue in the European and Russian markets during Fiscal 2019 compared to the same period last year was primarily because the European energy efficiency and renewable energy vertical markets continue to improve. While our revenue in the European and Russian markets continues to be negatively impacted by the ongoing geopolitical tensions and a strong U.S. dollar, our revenue from the Russian market increased 11% during Fiscal 2019 compared to the same period last year primarily because of our strategic initiative to improve the diversification of our revenue, the improvement of sales from TI and additional revenue from new distributors in the Russian market. The decrease in revenue in the Asian and Australian markets was primarily because of decreases in accessories and parts revenue and product shipments into the energy efficiency and renewable energy vertical markets during Fiscal 2019 compared to the same period last year. The decrease in revenue in the Middle East and African markets was primarily the result of the shift in certain customers’ project timelines during Fiscal 2019 compared to the same period last year. Our revenue in the Middle East and African markets continues to be negatively impacted by the volatility of the global oil and gas markets and ongoing geopolitical tensions in these regions. The decrease in revenue in the Latin American market was primarily because of a decrease in C1000 Signature Series systems shipments into the natural resources market during Fiscal 2019 compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2019			2018
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$51.4	51.0	270	$50.8	49.3	264

Accessories and Parts	14.9			15.9
Service	17.1			16.1
Total Accessories, Parts and Service	32.0			32.0
Total	$83.4			$82.8

For Fiscal 2019, revenue from microturbine products increased $0.6 million, or 1%, to $51.4 million from $50.8 million for Fiscal 2018. The increase in revenue was primarily because of a favorable shift in product mix, as we shipped a higher number of our C30, C200 and C1000 Signature Series microturbine systems during Fiscal 2019 compared to the same period last year. Megawatts shipped during Fiscal 2019 increased 1.7 megawatts, or 3%, to 51.0 megawatts from 49.3 megawatts during Fiscal 2018. Average revenue per megawatt shipped was approximately $1.0 million during each of Fiscal 2019 and 2018. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For Fiscal 2019, revenue from our accessories and parts decreased $1.0 million, or 6%, to $14.9 million from $15.9 million for Fiscal 2018. The decrease in revenue from accessories and parts was primarily because of lower accessories shipments of our ORC systems and the timing of certain parts sales promotions.

Service revenue for Fiscal 2019 increased $1.0 million, or 6%, to $17.1 million from $16.1 million for Fiscal 2018. The increase in service revenue was due to increases in revenue from our DSS program, microturbine rental program and microturbine service work, offset by a decrease in revenue from FPP service agreements. The decrease in FPP service revenue was primarily the result of not recognizing revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine (“CAL”), one of our domestic distributors. Earned revenue from our DSS program for Fiscal 2019 was $1.7 million and included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to E-Finity Distributed Generation, LLC (“E-Finity”), of our domestic distributors, accounted for 13% and 16% of our revenue for the years ended March 31, 2019 and 2018. Sales to CAL accounted for 12% of our revenue for the year ended March 31, 2019.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was approximately $9.5 million, or 11% of revenue, for Fiscal 2019 compared to a gross margin of $15.0 million, or 18% of revenue, for Fiscal 2018. The decrease in gross margin of $5.5 million during Fiscal 2019 compared to Fiscal 2018 was primarily because of a $3.4 million decrease in our direct material costs margin, increase in warranty expense of $1.3 million and higher production and service center labor and overhead expense of $2.1 million, offset by lower inventory charges of $0.7 million and royalty expense of $0.6 million. Management continues to implement initiatives to improve gross margin in Fiscal 2020 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin, calculated as total revenue less our direct material costs, decreased $3.4 million during Fiscal 2019 compared to Fiscal 2018 primarily because of an increase of approximately $3.0 million in FPP expenses associated with higher than normal levels of unscheduled maintenance activities primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019 and a lower selling price of two C1000 refurbished systems.

The increase in warranty expense of $1.3 million during Fiscal 2019 compared to Fiscal 2018 was primarily because of an increase in our warranty provision as a result of a supplier defect identified during the first quarter of Fiscal 2019. We recognized approximately $0.7 million of expense related to this defective part. In addition, the increase in warranty expense during Fiscal 2019 was because of the completion of a reliability repair program during Fiscal 2018. During Fiscal 2017, we recorded a one-time non-cash warranty provision of approximately $5.2 million to retrofit proactively select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The remaining non-cash warranty provision of approximately $0.6 million for this reliability repair program was reversed during Fiscal 2018 because the program was completed. Management expects the warranty expense in Fiscal 2020 to be inline with Fiscal 2019 primarily because the standard warranty provision will remain elevated as a result of a supplier defect identified during the first quarter of Fiscal 2019.

Production and service center labor and overhead expense increased $2.1 million during Fiscal 2019 compared to Fiscal 2018 primarily because of increases of approximately $1.1 million in freight expense, $0.6 million in overhead allocated to finished goods inventory, $0.5 million in supplies expense, $0.3 million in consulting expense, $0.2 million of depreciation expense, and $0.2 million of product certification expense, offset by a decrease of $0.4 million in salaries expense and less facilities costs allocated to production and service center labor and overhead of $0.4 million due to the exit of our Nordoff facility.

On July 25, 2018, we and Carrier entered into a Second Amendment whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development Agreement and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the captions “Prepaid expenses and other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $0.6 million during Fiscal 2019 compared to Fiscal 2018 primarily because we concluded our royalty obligation under the Development Agreement.

Inventory charges decreased $0.7 million during Fiscal 2019 compared to Fiscal 2018 primarily as the result of a decrease in provision for obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Year Ended March 31,
	2019	2018
Gross Margin
Product	$0.2	$2.9
As a percentage of product revenue	0%	6%

Accessories, parts and service	$9.3	$12.1
As a percentage of accessories, parts and service revenue	29%	38%

Total Gross Margin	$9.5	$15.0
As a percentage of total revenue	11%	18%

The decrease in product gross margin during Fiscal 2019 compared to Fiscal 2018 was primarily because of an increase in warranty expense and an increase in direct material costs. Accessories, parts and service gross margin decreased during Fiscal 2019 compared to Fiscal 2018 primarily because of higher than normal levels of scheduled and unscheduled maintenance activities primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019. Additionally, we did not recognize revenue on certain service contracts as a result of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine.

Research and Development Expenses (“R&D”)  R&D expenses for Fiscal 2019 decreased $0.4 million, or 10%, to $3.6 million from $4.0 million in Fiscal 2018. The overall decrease in R&D expenses of approximately $0.4 million resulted from decreases in salaries expense of approximately $0.4 million, supplies expense of $0.1 million and intellectual property patent legal expense of $0.1 million, offset by an increase in consulting expense of approximately $0.2 million during Fiscal 2019 compared to the same period last year. Management expects R&D expenses in Fiscal 2020 to be slightly higher than in Fiscal 2019 as a result of ongoing product development costs.

Selling, General and Administrative (“SG&A”) Expenses  SG&A expenses for Fiscal 2019 increased $1.4 million, or 7%, to $21.0 million from $19.6 million for Fiscal 2018. The net increase in SG&A expenses was comprised of increases of approximately $0.4 million in allocated facilities costs due to the exit of our Nordoff facility, $0.4 million in marketing expense and $0.3 million in business travel expense. In addition, the increase in SG&A expense resulted from lower bad debt recoveries of $0.8 million during Fiscal 2019 compared to the same period last year. These increases were offset by a decrease of $0.5 million in salaries expense, which was primarily because of our one-time Leadership Incentive Program recorded during Fiscal 2018. Excluding bad debt recovery recorded in Fiscal 2019, management expects SG&A expenses in Fiscal 2020 to be slightly higher than in Fiscal 2019 primarily as a result of increases in salaries expense, marketing expense and professional services, including legal expenses.

Interest Expense  Interest expense increased $0.9 million, or 150%, to $1.5 million during Fiscal 2019 from $0.6 million for Fiscal 2018. Interest expense increased because of higher debt outstanding and a higher interest rate. As of March 31, 2019, we had total debt of $27.1 million outstanding. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank. See Liquidity and Capital Resources—New Credit Facility below for additional discussion on our three-year term note with Goldman Sachs.

Income Tax Provision Income tax expense decreased $10,000, or 56%, to $8,000 during Fiscal 2019 from $18,000 during Fiscal 2018. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of -0.2% differs from the federal and state blended statutory rate of approximately 23.9% primarily as a result of maintaining a full valuation allowance against net deferred tax assets. At March 31, 2019, we had federal and state net operating loss carryforwards of approximately $643.2 million and $153.6 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $171.6 million at March 31, 2019 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2018, the net deferred tax asset was fully reserved.

Impacts of Tax Legislation

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 34% to 21%. As of March 31, 2019, upon completing its analysis of tax reform, the Company believes that the amount booked as provisional in its financial statements as of March 31, 2018 under SAB 118 is accurate and can now be considered finalized.

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

(In thousands, except per share data)

	Year Ended March 31, 2019				Year Ended March 31, 2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenue	$22,019	$18,030	$22,174	$21,189	$21,061	$22,761	$19,774	$19,240
Cost of goods sold	18,665	15,790	20,137	19,367	16,292	17,804	16,758	17,001
Gross margin	3,354	2,240	2,037	1,822	4,769	4,957	3,016	2,239
Operating expenses:
R&D	887	891	891	932	796	957	1,139	1,149
SG&A	5,424	4,574	5,308	5,651	5,795	4,057	4,796	4,960
Loss from operations	(2,957)	(3,225)	(4,162)	(4,761)	(1,822)	(57)	(2,919)	(3,870)
Net loss	$(3,954)	$(3,450)	$(4,357)	$(4,897)	$(1,942)	$(323)	$(3,668)	$(4,093)
Net loss per common share—basic and diluted	$(0.06)	$(0.05)	$(0.07)	$(0.08)	$(0.04)	$(0.01)	$(0.09)	$(0.10)

During the three months ended March 31, 2018, we received approximately $0.3 million under the Assignment Agreement with TI and it has been recorded as recovery of bad debts and included under SG&A. There was no payment received under the Amended Assignment Agreement with TI during the three months ended March 31, 2019.

During the three months ended March 31, 2018, we recorded approximately $0.9 million in compensation expense with respect to our one-time Leadership Incentive Program which was primarily included under SG&A. No such expense was recorded during the three months ended March 31, 2019.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2020 include approximately $3.0 million for rental units and plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short‑term money market instruments to provide liquidity for operations and for capital preservation.

Our cash, cash equivalents and restricted cash balances increased $10.3 million during the fiscal year ended March 31, 2019, compared to a decrease of $0.3 million during the fiscal year ended March 31, 2018. The increase in cash, cash equivalents and restricted cash during Fiscal 2019 compared to the decrease in cash, cash equivalents and restricted cash during the same period last year was primarily related to the $30.0 million three-year term note with Goldman Sachs entered into during the fourth quarter of Fiscal 2019 to replace the existing $15.0 million revolving credit facility with Bridge Bank as described below. Under the three-year term note with Goldman Sachs we are not permitted to allow our cash and cash equivalents to be less than $12.0 million through the first anniversary date of February 4, 2020, and $9.0 million thereafter.

Operating Activities During the fiscal year ended March 31, 2019, we used $17.7 million in cash in our operating activities, which consisted of a net loss for the period of $16.7 million and cash used for working capital of $6.1 million, offset by non‑cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $5.1 million. During the fiscal year ended

March 31, 2018, we used $8.6 million in cash in our operating activities, which consisted of a net loss for the period of $10.0 million and cash used for working capital of $2.8 million, offset by non‑cash adjustments of $4.2 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2019	2018
Net loss	$(16,659)	$(10,026)
Non-cash operating activities(1)	5,115	4,172
Changes in operating assets and liabilities:
Accounts receivable	91	3,222
Inventories	(5,850)	(2,595)
Accounts payable and accrued expenses	3,048	(866)
Prepaid expenses, other current assets and other assets	(3,813)	10
Other changes in operating assets and liabilities	365	(2,558)
Net cash used in operating activities	$(17,703)	$(8,641)

(1)	Represents warranty provision, change in fair value of warrant liability, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the fiscal year ended March 31, 2019 compared to the same period the previous fiscal year was primarily because of the provision for warranty expenses during the fiscal year ended March 31, 2019 as a result of a supplier defect identified during the first quarter of Fiscal 2019. The change in accounts receivable during the fiscal year ended March 31, 2019 was lower compared to fiscal year ended March 31, 2018, primarily the result of higher revenue in Fiscal 2019 and higher collections in Fiscal 2018. The change in inventory increased primarily due to an increase in raw materials during the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the fiscal year ended March 31, 2019 compared to the same period the previous fiscal year. The change in prepaid expenses, other current assets and other liabilities during the fiscal year ended March 31, 2019 was primarily because of a negotiated royalty settlement to Carrier and a supplier prepayment obligation, each described below. The change in other operating assets and liabilities during the fiscal year ended March 31, 2019 compared to fiscal year ended March 31, 2018, was primarily the result of warranty payments for the proactive retrofit of certain non-Signature Series C200 microturbines and this warranty program was completed during the three months ended December 31, 2017.

Investing Activities  Net cash used in investing activities of $3.4 million and $1.8 million during the fiscal year ended March 31, 2019 and 2018, respectively, relates primarily to the acquisition of fixed assets, rental units and leasehold improvements made to our Van Nuys location. During the fiscal year ended March 31, 2019 we deployed approximately $2.8 million of our C1000 Signature Series systems under our factory rental program. During the fiscal year ended March 31, 2018, we consolidated our operations and offices into our Van Nuys, California location from our Chatsworth, California location.

Financing Activities During the fiscal year ended March 31, 2019, we generated approximately $31.4 million in financing activities compared to cash generated during the fiscal year ended March 31, 2018 of approximately $10.1 million. The funds generated from financing activities during the fiscal year ended March 31, 2019 were primarily the result of net proceeds from our three-year term note with Goldman Sachs and the at-the-market offering program, each described below, offset by repayment of notes payable and capital lease obligations. The funds generated from financing activities during the fiscal year ended March 31, 2018 were primarily the result of proceeds from the October 2017 exercise of warrants and the at-the-market offering program described below, offset by net repayments under the credit facility and the repayment of notes payable and capital lease obligations.

At-the-market offerings

Effective August 28, 2015, we entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at its sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the year ended March 31, 2018, we issued 16.0 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $11.9 million after deducting commissions paid of approximately $0.3 million. As of March 31, 2018, 23.3 million shares of our common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to us from the sale of the common stock were approximately $24.6 million after deducting commissions paid of approximately $0.7 million. As of March 31, 2018, $4.1 million remained available for issuance with respect to the at-the-market offering program. During the fiscal year ended March 31, 2019, we issued 2.8 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. This completed the at-the-market offering program with Cowen.

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the fiscal year ended March 31, 2019, we issued 7.6 million shares of our common stock under this at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $6.9 million after deducting commissions paid of approximately $0.2 million. As of March 31, 2019, approximately $17.8 million remained available for issuance with respect to this at-the-market offering program.

Warrants

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

On April 13, 2018, a warrant holder exercised its rights under the warrant agreement to exercise on a cashless basis 5,760,000 Series A warrants at an exercise price of $0.60 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 3,806,243 shares of common stock.

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up 4,046,337 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $0.8859 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions.

There were no stock options exercised during the years ended March 31, 2019 and 2018, respectively. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the fiscal year ended March 31, 2019, compared with $22,000 of net cash used during the fiscal year ended March 31, 2018.

Former Credit Facility  On June 2, 2017, we entered into two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program.  Under the terms of the Bridge Bank Credit Agreements, we may borrow up to $12.0 million on a revolving basis depending on, among other factors, the amount of our eligible inventory and accounts receivable. The Bridge Bank Credit Agreements are for a two-year period ending June 2, 2019. As of March 31, 2018, $8.5 million in borrowings were outstanding under the former credit facility.

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

On June 1, 2018, the Company entered into a letter agreement (the “Letter Agreement”) with Bridge Bank. The Letter Agreement extended the maturity date under the Company’s Bridge Bank Credit Agreements from June 2, 2019 to June 2, 2021. The Letter Agreement increased the line of credit to an amount up to $15.0 million from $12.0 million. Additionally, the Letter Agreement reduced the per annum interest from prime rate plus 1.50 percent to 1.0 percent; the facility fee from 0.625% to 0.5%; and the cash collateral held at Bridge Bank from 42% to 40%, which is $6.0 million of the $15.0 million facility, as well as eliminated the early termination fee.

The Bridge Bank Credit Agreements included affirmative covenants as well as negative covenants that prohibit a variety of actions without Bridge Bank’s consent, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another entity, or (d) sell, assign, transfer or otherwise dispose of our assets.

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”) requires us not to exceed specified levels of losses relative to our financial model and the outstanding line of credit advances may not exceed 85% of the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on our business. An event of default for this or any other reason, if not waived, could have a material adverse effect on us. As of March 31, 2018 we were in compliance with the covenants contained in the Bridge Bank Credit Agreements for Fiscal 2018.  Upon closing with Goldman Sachs Specialty Lending Holdings, Inc., our Bridge Bank Credit Agreements with Bridge Bank were paid off in full.

Three-year Term Note  On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes will be on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of March 31, 2019, $30.0 million in borrowings were outstanding under the three-year term note. Under the three-year term note with Goldman Sachs we are not permitted to allow our cash and cash equivalents to be less than $12.0 million through the first anniversary date of February 4, 2020, and $9.0 million thereafter.

In addition to the Note Purchase Agreement, on February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up 4,046,337 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $0.8859 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets.

Working Capital Cash used in working capital was $6.2 million during the fiscal year ended March 31, 2019, an increase of $3.4 million from the $2.8 million cash used during the fiscal year ended March 31, 2018. We attribute the increase in our working capital requirements primarily to higher raw materials inventory, a negotiated royalty settlement agreement payment to Carrier, prepayments to one of our single source suppliers that notified us that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. These increases in working capital requirements were offset by a decrease in accounts payable payments and cash received for our DSS program and FPP services. The increase in raw materials was primarily because we didn’t fully achieve our planned number of product shipments during the fiscal year ended March 31, 2019.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2019 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. We incurred a net loss of $16.7 million and used cash in operating activities of $17.7 million during the fiscal year ended March 31, 2019. Our working capital requirements during the fiscal year ended March 31, 2019 were in line with management’s expectations, which included higher raw materials inventory, prepayments for certain raw materials, royalty settlement payment and higher warranty payments. Our net loss expanded during the year ended March 31, 2019 primarily because of an increase in our warranty provision and higher FPP scheduled and unscheduled maintenance activities primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019. Additionally, we did not recognize revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine. As of March 31, 2019, we had cash and cash equivalents of $29.7 million, and outstanding debt of $30.0 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the term note payable with Goldman Sachs and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of our Fiscal 2019 financial statements, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our Fiscal 2019 financial statements.

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

Our accounts receivable balance, net of allowances, was $16.2 million and $16.0 million as of March 31, 2019 and March 31, 2018, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by one day to 70 days as of March 31, 2019 compared to 69 days as of March 31, 2018. We recorded net bad debt recovery of approximately $0.3 million and $1.1 million for the years ended March 31, 2019 and 2018, respectively.

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

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the fiscal years ended March 31, 2019 and 2018. In an effort to offset the adverse impact of inflation on earnings, we have historically raised selling prices on all products, parts, accessories and services. However, any future adverse impact of inflation on our raw materials and energy costs may not be similarly recoverable through our selling price increases.

Impact of Recently Issued Accounting Standards

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. On April 1, 2018, we adopted ASU 2014-09 under the modified retrospective transition method. This method was applied to contracts that were not complete as of the date of initial application of ASU 2014-09.

During Fiscal 2019, we recognized revenue based on ASU 2014-09, however revenue for Fiscal 2018 was recognized based on Accounting Standards Codification, Topic 605, Revenue Recognition. See Note 7—Revenue Recognition for additional discussion of the impact of the adoption of ASU 2014-09.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2018, upon completing its analysis, we believe that the amount recorded as provisional in our financial statements as of March 31, 2018 under SAB 118 is final.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. We adopted ASU 2016-02 on April 1, 2019 and it did not have a material impact on our consolidated financial position and results of operations.

Not yet adopted

On August 17, 2018, the SEC issued Release No. 33-10532, “Disclosure Update and Simplification”, (“Release No. 33-10532”) which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements. The amendments in this rule are intended to facilitate the disclosure of information to investors and to simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders’ equity for interim financial statements, in which entities will be required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed. The final rule became effective on November 5, 2018, however the SEC announced that it would not object if a filer’s first presentation of the changes in stockholders’ equity were included in its Form 10-Q for the quarter that begins after the effective date of the amendments. We are currently evaluating the impact of Release No. 33-10532 on our financial statement disclosures.

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

Other standards issued but not yet effective, which are not discussed, are not considered material to the Company.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements included in this Form 10‑K beginning at page F‑1 are incorporated in this Item 8 by reference.

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

In connection with the preparation of this Form 10‑K for the fiscal year ended March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2019 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms prescribed by the SEC. Additionally, such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of March 31, 2019.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

The information required by this Item will be included in the Company’s 2019 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

[Delinquent Section 16(a) Reports]

The information required regarding Section 16(a) beneficial ownership reporting compliance will be included in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item will be included in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Firm Fees and Services.

The information required by this Item will be included in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Capstone Turbine Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Costa Mesa, California

June 11, 2019

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$29,727	$14,408
Restricted cash	—	5,000
Accounts receivable, net of allowances of $5,298 at March 31, 2019 and $5,744 at March 31, 2018	16,222	15,968
Inventories, net	20,343	15,633
Prepaid expenses and other current assets	3,818	2,803
Total current assets	70,110	53,812
Property, plant, equipment and rental assets, net	5,291	2,859
Non-current portion of inventories	1,403	1,041
Intangible assets, net	187	411
Other assets	2,972	250
Total assets	$79,963	$58,373
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$16,638	$13,503
Accrued salaries and wages	1,637	1,588
Accrued warranty reserve	2,614	1,682
Deferred revenue	7,167	6,596
Revolving credit facility	—	8,527
Current portion of notes payable and capital lease obligations	31	192
Total current liabilities	28,087	32,088
Deferred revenue - non-current	1,069	—
Term note payable, net	27,099	—
Long-term portion of notes payable and capital lease obligations	212	130
Other long-term liabilities	342	396
Total liabilities	56,809	32,614
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 71,971,586 shares issued and 71,709,203 shares outstanding at March 31, 2019; 57,062,598 shares issued and 56,916,646 shares outstanding at March 31, 2018	72	57
Additional paid-in capital	903,738	889,585
Accumulated deficit	(878,884)	(862,225)
Treasury stock, at cost; 262,383 shares at March 31, 2019 and 145,952 shares at March 31, 2018	(1,772)	(1,658)
Total stockholders’ equity	23,154	25,759
Total liabilities and stockholders' equity	$79,963	$58,373

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2019	2018
Revenue:
Product, accessories and parts	$66,303	$66,754
Service	17,109	16,083
Total revenue	83,412	82,837
Cost of goods sold:
Product, accessories and parts	60,149	56,590
Service	13,811	11,266
Total cost of goods sold	73,960	67,856
Gross margin	9,452	14,981
Operating expenses:
Research and development	3,600	4,040
Selling, general and administrative	20,958	19,609
Total operating expenses	24,558	23,649
Loss from operations	(15,106)	(8,668)
Other income (expense)	(43)	(2)
Interest income	—	9
Interest expense	(1,502)	(606)
Change in warrant valuation	—	(741)
Loss before provision for income taxes	(16,651)	(10,008)
Provision for income taxes	8	18
Net loss	$(16,659)	$(10,026)

Net loss per common share—basic and diluted	$(0.25)	$(0.20)
Weighted average shares used to calculate basic and diluted net loss per common share	66,994	51,339

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2017	38,920,174	$39	$874,697	$(852,199)	116,544	$(1,639)	$20,898
Purchase of treasury stock	—	—	—	—	29,408	(19)	(19)
Vested restricted stock awards	239,742	—	17	—	—	—	17
Stock-based compensation	—	—	586	—	—	—	586
Exercise of stock options and employee stock purchases	5,836	—	4	—	—	—	4
Stock awards to Board of Directors	3,969	—	(14)	—	—	—	(14)
Issuance of common stock, net of issuance costs	15,964,127	16	11,820	—	—	—	11,836
Warrants exercised	1,928,750	2	1,734	—	—	—	1,736
Change in warrants valuation	—	—	741	—	—	—	741
Net loss	—	—	—	(10,026)	—	—	(10,026)
Balance, March 31, 2018	57,062,598	57	889,585	(862,225)	145,952	(1,658)	25,759
Purchase of treasury stock	—	—	—	—	116,431	(114)	(114)
Vested restricted stock awards	296,991	—	113	—	—	—	113
Stock-based compensation	—	—	907	—	—	—	907
Exercise of stock options and employee stock purchases	1,012	—	1	—	—	—	1
Stock awards to Board of Directors	457,183	—	(70)	—	—	—	(70)
Issuance of common stock, net of issuance costs	10,347,559	11	10,934	—	—	—	10,945
Warrants exercised	3,806,243	4	(4)	—	—	—	—
Warrants issued	—	—	2,272	—	—	—	2,272
Change in warrants valuation	—	—	—	—	—	—	—
Net loss	—	—	—	(16,659)	—	—	(16,659)
Balance, March 31, 2019	71,971,586	$72	$903,738	$(878,884)	262,383	$(1,772)	$23,154

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(16,659)	(10,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,261	1,170
Amortization of deferred financing costs	311	202
Reduction in accounts receivable allowances	(345)	(1,099)
Inventory provision	778	1,420
Provision for warranty expenses	2,201	942
Loss on disposal of equipment	2	210
Stock-based compensation	907	586
Change in warrant valuation	—	741
Changes in operating assets and liabilities:
Accounts receivable	91	3,222
Inventories	(5,850)	(2,595)
Prepaid expenses, other current assets and other assets	(3,813)	10
Accounts payable and accrued expenses	3,048	(866)
Accrued salaries and wages and long term liabilities	(6)	9
Accrued warranty reserve	(1,269)	(3,026)
Deferred revenue	1,640	459
Net cash used in operating activities	(17,703)	(8,641)
Cash Flows from Investing Activities:
Expenditures for property, equipment and rental assets	(3,360)	(1,752)
Net cash used in investing activities	(3,360)	(1,752)
Cash Flows from Financing Activities:
Net repayments of revolving credit facility	(8,527)	(3,006)
Net proceeds from term note payable	29,262	—
Repayment of notes payable and capital lease obligations	(337)	(457)
Cash used in employee stock-based transactions	(114)	(22)
Net proceeds from issuance of common stock and warrants	11,098	13,581
Net cash provided by financing activities	31,382	10,096
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	10,319	(297)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	19,408	19,705
Cash, Cash Equivalents and Restricted Cash, End of Year	$29,727	$19,408
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$453	414
Income taxes	$6	30
Supplemental Disclosures of Non-Cash Information:
Renewal of insurance contracts which was financed by notes payable	$—	422

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”)), renewable energy, natural resources, and critical power supply. The Company also remanufactures microturbine engines and provides aftermarket parts and services, which includes our Factory Protection Plan (“FPP”), Distributor Support System program (“DSS program”), and long-term microturbine rentals. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

This Annual Report on Form 10‑K (this “Form 10‑K”) refers to the Company’s fiscal years ended March 31 as its “Fiscal” years.

The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, Capstone Turbine Singapore Pte., Ltd., its wholly owned subsidiary that was formed in February 2011, and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions. The Company closed its wholly owned subsidiary, Capstone Turbine Singapore Pte., Ltd and the corporate structure related to this entity was dissolved in September 2018.

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

Accounts Receivable  Trade accounts receivable are recorded at the invoiced amount and are typically non‑interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances. Changes in the accounts receivable allowances are as follows as of March 31, 2019 and 2018 (in thousands):

Balance, March 31, 2017	$6,845
Additions charged to costs and expenses	(1,099)
Bad debt write-off	(2)
Balance, March 31, 2018	$5,744
Additions charged to costs and expenses	(345)
Bad debt write-off	(101)
Balance, March 31, 2019	$5,298

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

Long-Lived Assets  The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write‑down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2019 and determined that no impairment was necessary. See Note 5—Intangible Assets.

Deferred Revenue  Deferred revenue consists of deferred product and service revenue and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company’s revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

Revenue  On April 1, 2018, the Company adopted the new revenue standard ASU 2014-09 and applied it to all contracts using the modified retrospective method. The Company determined there was no change in applying the new revenue standard, therefore no adjustment to the opening balance of accumulated deficit was needed.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Research and Development (“R&D”)  The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. There were no offsets to R&D during the fiscal year ended March 31, 2019 and 2018.

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

ASC Topic 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax potions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is not longer met. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest and other expense, net in the statements of operations.

Contingencies  The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Risk Concentrations  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2019, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $29.1 million as of March 31, 2019. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Sales to E‑Finity Distributed Generation, LLC (“E‑Finity”), one of the Company’s domestic distributors, accounted for 13% and 16% of the Company’s revenue for the fiscal years ended March 31, 2019 and 2018, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales to Cal Microturbine (“CAL”), one of the Company’s domestic distributors, accounted for 12% of the Company’s revenue for the year ended March 31, 2019. Additionally, Reliable Secure Power Systems, (“RSP”), one of our domestic distributors and E-Finity, accounted for 14% and 10%, respectively, of net accounts receivable as of March 31, 2019. Serba Dinamik Sdn Bhd (“Serba”), one of the Company’s Malaysian distributors, E-Finity, and Supernova Energy Services SAS (“Supernova”), one of the Company’s Colombian distributors, accounted for 20%, 18% and 10%, respectively, of net accounts receivable as of March 31, 2018.

On October 13, 2017, the Company entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, the Company agreed to assign to TI the right, title and interest to receivables owed to the Company from BPC Engineering, its former Russian distributor (“BPC”), upon TI’s payment to the Company of $2.5 million in three payments by February 1, 2018. The Company received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018, which was recorded as bad debt recovery. The receivables owed to the Company from BPC had a balance of $4.8 million as of March 31, 2019, and this balance was fully reserved.

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

On June 5, 2018, the Company entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to the Company from BPC will be contingent upon TI’s payment to the Company of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay the Company $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019. As of March 31, 2019, the right, title and interest to the accounts receivables owed to the Company from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Amended Assignment Agreement. The payment of $0.4 million, due March 20, 2019 under the Amended Assignment Agreement, has not been received at the date of this filing.

The Company recorded bad debt recoveries of approximately $0.3 million and $1.1 million for the fiscal years ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company collected cumulatively approximately $1.8 million from BPC on their previously reserved accounts receivable. Additionally, the Company collected approximately $1.5 million from TI, under the terms of the Assignment Agreement. The remaining balance is $4.8 million as of March 31, 2019 and this balance was fully reserved.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including intangible assets with finite lives, product warranties, income taxes and other contingencies. Actual results could differ from those estimates.

Net Loss Per Common Share  Basic loss per common share is computed using the weighted‑average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options at March 31, 2019 and 2018 were 0.2 million. Outstanding restricted stock units at March 31, 2019 and 2018 were 2.4 million and 2.0 million, respectively. As of March 31, 2019 and 2018, the number of warrants excluded from diluted net loss per common share computations was approximately 6.8 million and 8.5 million, respectively.

Stock‑Based Compensation  Options or stock awards are recorded at their estimated fair value at the measurement date. The Company recognizes compensation cost for options and stock awards that have a graded vesting schedule on a straight‑line basis over the requisite service period for the entire award.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2019 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making the Company’s products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $16.7 million and used cash in operating activities of $17.7 million during the fiscal year ended March 31, 2019. The Company’s working capital requirements during the fiscal year ended March 31, 2019 were in line with management’s expectations, which included higher raw materials inventory, prepayments for certain raw materials, royalty settlement payment and higher warranty payments. Our net loss expanded during the year ended March 31, 2019 primarily because of an approximate increase of $0.7 million in our warranty provision and $3.0 million higher FPP scheduled and unscheduled maintenance costs primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019. Additionally, we did not recognize revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine. As of March 31, 2019, the Company had cash and cash equivalents of $29.7 million, and outstanding borrowings under its credit facility of $30.0 million.

Management evaluated these conditions in relation to the Company’s ability to meet its obligations as they become due. The Company’s ability to continue current operations and to execute on management’s plans is dependent on its ability to generate cash flows from operations. Management believes that the Company will continue to make progress on its path to profitability by continuing to lower its operating costs and to develop its geographical and vertical markets.  The Company may seek to raise funds by selling additional securities (through the at-the-market offering or otherwise) to the public or to selected investors. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

On February 4, 2019, the Company, entered into Note Purchase Agreements with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). Under the Note Purchase Agreement, the Company sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes. The entire principal amount of the Notes is due and payable on February 4, 2022. See Note 12—Term Note Payable, for discussion of the three-year term note with Goldman Sachs. Under the three-year term note with Goldman Sachs we are not permitted to allow our cash and cash equivalents to be less than $12.0 million through the first anniversary date of February 4, 2020, and $9.0 million thereafter.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company maintained two secured credit facilities (the “Bridge Bank Credit Agreements”) with Western Alliance Bank through its Bridge Bank division (“Bridge Bank”), with credit support provided by the Export-Import Bank of the United States through its working capital guarantee program, which provided the Company with a credit facility up to $15.0 million in the aggregate. Upon closing with Goldman Sachs, the Company’s Bridge Bank Credit Agreements with Bridge Bank were paid off in full.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections, the new term note with Goldman Sachs, and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of its Fiscal 2019 financial statements, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of its Fiscal 2019 financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018
United States	$45,480	$39,100
Mexico	5,005	2,007
All other North America	791	158
Total North America	51,276	41,265
Russia	3,176	2,824
All other Europe	12,886	12,762
Total Europe	16,062	15,586
Asia	5,229	8,378
Australia	3,874	5,443
All other	6,971	12,165
Total Revenue	$83,412	$82,837

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018
C30	$1,810	$1,694
C65	11,719	12,740
C200	5,218	2,832
C600	6,286	9,057
C800	5,846	6,461
C1000	20,538	17,886
Unit upgrades	—	143
Microturbine Products	$51,417	$50,813
Accessories and Parts	14,886	15,941
Total Product, Accessories and Parts	66,303	66,754
Service	17,109	16,083
Total Revenue	$83,412	$82,837

Substantially all of the Company’s operating assets are in the United States.

Recent Accounting Pronouncements On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of March 31, 2019, upon completing its analysis, we believe that the amount recorded as provisional in our financial statements as of March 31, 2018 under SAB 118 is final.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. We adopted ASU 2016-02 on April 1, 2019 and it did not have a material impact on our consolidated financial position and results of operations.

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

During Fiscal 2019, we recognized revenue based on ASU 2014-09, however revenue for Fiscal 2018 was recognized based on Accounting Standards Codification, Topic 605, Revenue Recognition. See Note 7—Revenue Recognition for additional discussion of the impact of the adoption of ASU 2014-09.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of March 31, 2019 and 2018 (in thousands):

	March 31,	March 31,
	2019	2018
Raw materials	$24,426	$17,981
Work in process	—	111
Finished goods	1,207	4,076
Total	25,633	22,168
Less inventory reserve	(3,887)	(5,494)
Less non-current portion	(1,403)	(1,041)
Current portion	$20,343	$15,633

The non‑current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non‑current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non‑current portion of inventories on hand as of March 31, 2019 is 1.0 years. The Company expects to use the non‑current portion of the inventories on hand as of March 31, 2019 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$727
25 to 36 months	676
Total	$1,403

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2019 and 2018 consisted of the following (in thousands):

	March 31,	March 31,
	2019	2018
Machinery, equipment, automobiles and furniture	$15,344	$15,302
Leasehold improvements	11,074	10,949
Molds and tooling	2,893	2,904
Rental assets	2,818	179
	32,129	29,334
Less, accumulated depreciation	(26,838)	(26,475)
Total property, plant, equipment and rental assets, net	$5,291	$2,859

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant and equipment was $1.0 million and $0.9 million for the fiscal years ended March 31, 2019 and 2018, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2019
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	2,053	187
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,519	$187

	March 31, 2018
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	1,829	411
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,295	$411

Amortization expense for the intangible assets was $0.2 million and $0.3 million for the fiscal years ended March 31, 2019 and 2018, respectively.

Expected future amortization expense of intangible assets as of March 31, 2019 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2020	$187
Total expected future amortization	$187

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per‑unit royalty fee for the life of Capstone’s patents for cores manufactured and sold by the Company using the technology. Royalties of approximately $33,200 and $30,900 were earned by Solar for the fiscal years ended March 31, 2019 and 2018, respectively. Earned royalties of approximately $26,100 and $8,000 were unpaid as of March 31, 2019 and 2018, respectively, and are included in accrued expenses in the accompanying balance sheets.

6. Accrued Warranty Reserve

During the fiscal year ended March 31, 2017, the Company recorded a one-time non-cash warranty provision of approximately $5.2 million to proactively retrofit selected non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. The remaining non-cash warranty provision of approximately $0.6 million for this reliability repair program was reversed during the fiscal year

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended March 31, 2018 because the program was completed. Changes in the accrued warranty reserve are as follows as of March 31, 2019 and 2018 (in thousands):

	2019	2018
Balance, beginning of the period	$1,682	$3,766
Standard warranty provision	2,200	1,702
Accrual related to reliability repair programs	—	(760)
Deductions for warranty claims	(1,268)	(3,026)
Balance, end of the period	$2,614	$1,682

7. Revenue Recognition

The following table presents disaggregated revenue by business group for the fiscal year ended March 31, 2019 (in thousands):

Fiscal Year Ended
March 31, 2019
Microturbine Products	$51,417
Accessories and Parts	14,886
Total Product, Accessories and Parts	66,303
Service	17,109
Total Revenue	$83,412

Following is the geographic revenue information based on the primary operating location of the Company’s customers for the fiscal year ended March 31, 2019 (in thousands):

Fiscal Year Ended
March 31, 2019
United States	$45,480
Mexico	5,005
All other North America	791
Total North America	51,276
Europe	3,176
All other Europe	12,886
Total Europe	16,062
Asia	5,229
Australia	3,874
All other	6,971
Total Revenue	$83,412

Contract Balances

Our contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the Consolidated Balance Sheets.

As of March 31, 2019 the balance of deferred revenue was approximately $8.2 million compared to $6.6 million as of March 31, 2018. This overall increase in the balance of deferred revenue of $1.6 million during the fiscal year ended March 31, 2019 was comprised of increases in deferred revenue attributable to FPP contracts of $1.3 million, increases in deferred revenue attributable to the DSS program of $0.6 million, offset by a decrease in deferred revenue

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

attributable to deposits of $0.3 million. Changes in deferred revenue during the fiscal year ended March 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
FPP Balance, beginning of the period	$3,549	$3,414
FPP Billings	15,650	15,138
FPP Revenue recognized	(14,318)	(15,003)
Balance attributed to FPP contracts	4,881	3,549
DSS program	1,689	1,087
Deposits	1,666	1,960
Deferred revenue balance, end of the period	$8,236	$6,596

Deferred revenue attributed to FPP contracts represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

As of March 31, 2019, approximately $4.9 million of revenue is expected to be recognized from remaining performance obligations for FPP service contracts. The Company expects to recognize revenue on approximately $3.8 million of these remaining performance obligations over the next 12 months and the balance of $1.1 million will be recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of March 31, 2019 was not material.

8. Income Taxes

Loss before provision for income taxes consisted of the following for the years ended March 31, 2019 and 2018 (in thousands):

	Year Ended March 31,
	2019	2018
United States	$(16,678)	$(10,041)
Foreign	27	33
Loss before provision for income taxes	$(16,651)	$(10,008)

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes was $8,000 and $18,000 for the years ended March 31, 2019 and March 31, 2018, respectively.  The current income taxes were related to state income and foreign taxes. The Company did not have current federal income taxes for the fiscal year ended March 31, 2019.

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 34% to 21%. As of March 31, 2019, upon completing its analysis of tax reform, the Company believes that the amount recorded as provisional in its financial statements as of March 31, 2018 under SAB 118 is accurate and can now be considered finalized.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2019	2018
Federal income tax benefit at the statutory rate	$(3,497)	$(3,082)
State taxes, net of federal effect	(583)	(376)
Foreign taxes	3	10
Expiring NOLs and tax credits	6,137	12,115
Impact of state rate change	(67)	—
Valuation allowance	(2,135)	(95,547)
Enactment of Tax Cuts and Jobs Act	—	87,697
Shortfall in tax benefit—stock compensation	111	11
True-up	2	(1,217)
Other	37	407
Income tax expense	$8	$18

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2019 and 2018 (in thousands):

	Year Ended March 31,
	2019	2018
Deferred tax assets:
Inventories	$1,842	$1,893
Warranty reserve	630	402
Bad debt reserve	1,245	1,373
Deferred revenue	1,584	1,108
Net operating loss (“NOL”) carryforwards	145,835	148,405
Tax credit carryforwards	16,021	16,627
Depreciation, amortization and impairment loss	2,734	2,673
Other	1,726	1,271
Deferred tax assets	171,617	173,752
Valuation allowance for deferred tax assets	(171,617)	(173,752)
Deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Federal benefit of state taxes	—	—
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for fiscal years ended March 31, 2019 and 2018 was $2.1 million and $95.5 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2019 were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL generated before April 1, 2018	$631,046	2020 - 2038
Federal NOL generated after March 31, 2018	$12,200	Indefinite
State NOL	$153,585	2028 - 2039
Federal tax credit carryforwards	$8,365	2020 - 2038
State tax credit carryforwards	$9,692	Indefinite

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

Accounting Standards Codification (“ASC”) 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2019 and 2018 was $2.4 million and $2.5 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2019 or March 31, 2018. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2019 and March 31, 2018 was $2.4 million and $2.5 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2019 and 2018 was $8.4 million and $9.0 million, and $9.0 million and $10.2 million, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2017	$2,825
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(358)
Balance at March 31, 2018	$2,467
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(77)
Balance at March 31, 2019	$2,390

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2013. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company’s evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2019. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity

The following table summarizes, by statement of operations line item, stock-based compensation expense for the fiscal years ended March 31, 2019 and 2018 (in thousands):

	Year Ended
	March 31,
	2019	2018
Cost of goods sold	$51	$52
Research and development	32	21
Selling, general and administrative	824	513
Stock-based compensation expense	$907	$586

2000 and 2017 Equity Incentive Plans

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Turbine Corporation 2017 Equity Incentive Plan (the “2017 Plan”) which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provides for awards of up to 3,000,000 shares of common stock. The 2017 Plan is administered by the Compensation Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors adopted an amendment of the 2017 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2017 Plan by 3,000,000 shares of common stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018. As of March 31, 2019, there were 3,085,347 shares available for future grants under the 2017 Plan.

Stock Options

The Company issued stock options under the 2000 Plan and issues stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for fiscal year ended March 31, 2019, is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2018	212,392	$20.71
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(37,448)	$19.64
Options outstanding at March 31, 2019	174,944	$20.94	2.3	—
Options fully vested at March 31, 2019 and those expected to vest beyond March 31, 2019	174,944	$20.94	2.3	—
Options exercisable at March 31, 2019	174,944	$20.94	2.3	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during the fiscal year ended March 31, 2019 or 2018. There was no expense associated with stock options during the fiscal year ended March 31, 2019.  The Company recorded expense of approximately $16,900 fiscal year ended March 31, 2018. There were no unvested stock option awards as of March 31, 2019.

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

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2018	2,011,611	$0.90
Granted	1,011,356	1.16
Vested and issued	(754,174)	0.90
Forfeited	(51,360)	0.93
Nonvested restricted stock units outstanding at March 31, 2019	2,217,433	1.02
Restricted stock units expected to vest beyond March 31, 2019	2,217,410	$1.02

The following table provides additional information on restricted stock units for the Company’s fiscal years ended March 31, 2019 and 2018:

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	March 31,
	2019	2018
Restricted stock compensation expense (in thousands)	$907	$566
Aggregate fair value of restricted stock units vested and issued (in thousands)	$748	$157
Weighted average grant date fair value of restricted stock units granted during the period	$0.98	$0.83

As of March 31, 2019, there was approximately $1.2 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.8 years.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan to employees and non-employee directors. There were no restricted stock awards granted during the fiscal year ended March 31, 2019. During the fiscal year ended March 31, 2018, the Company issued a total of 3,969 shares of stock, to non-employee directors who elected to take payment of all or any part of the directors’ fees in stock in lieu of cash. The weighted average per share grant date fair value of shares of stock issued during the fiscal year ended March 31, 2018 was $0.63. No expense was recorded associated with its restricted stock awards during the fiscal year ended March 31, 2019. The Company recorded expense of approximately $3,000 associated with its restricted stock awards during the fiscal year ended March 31, 2018.

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

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the current amendment, 70,000 shares of the Company’s common stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s common stock available increased by 500,000 shares which reserved for issuance a total of 570,000 shares of common stock. Under the ESPP, shares of the Company’s common stock are issued upon exercise of the purchase rights. The ESPP will continue by its terms through June 30, 2020, unless terminated sooner. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question. During the fiscal years ended March 31, 2019 and 2018, the Company issued a total of 1,012 shares and 5,836 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the ESPP. As of March 31, 2019, there were 497,909 shares available for future grant under the ESPP.

Stockholder Rights Plan

On May 6, 2019, the Company’s Board of Directors (the “Board”), declared a dividend of one right (a “New Right”) for each of the Company’s issued and outstanding shares of common stock, $0.001 par value per share (“Common Stock”). The dividend will be paid to the stockholders of record at the close of business on May 16, 2019 (the “Record Date”). Each New Right entitles the registered holder, subject to the terms of the NOL Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Participating Preferred Stock (the “Preferred Stock”) at a price of $5.22 (the “Exercise Price”), subject to certain adjustments. The description and terms of the New Rights are set forth in the Rights Agreement dated as of May 6, 2019 (the “NOL Rights Agreement”) between the Company and Broadridge Financial Solutions, Inc., as Rights Agent (the “Rights Agent”).

The NOL Rights Agreement replaces the Company’s Rights Agreement, dated May 6, 2016, by and between the Company and Broadridge Financial Solutions, Inc., as successor-in-interest to Computershare Inc., as rights agent (the “Original Rights Agreement”). The Original Rights Agreement, and the rights thereunder to purchase fractional shares of Preferred Stock, expired at 5:00 p.m., New York City time, on May 6, 2019 and the NOL Rights Agreement was entered into immediately thereafter.

The purpose of the NOL Rights Agreement is to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets (collectively, “Tax Benefits”) to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company’s experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). A company generally experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Tax Code, increases by more than 50 percentage points over a rolling three-year period. The NOL Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change under Section 382 of the Tax Code by (i) discouraging any person or group from becoming a 4.9% shareholder and (ii) discouraging any existing 4.9% shareholder from acquiring additional shares of the Company’s stock.

The New Rights will not be exercisable until the earlier to occur of (i) the close of business on the tenth business day after a public announcement or filing that a person has, or group of affiliated or associated persons have, become an “Acquiring Person,” which is defined as a person or group of affiliated or associated persons who, at any time after the date of the NOL Rights Agreement, have acquired, or obtained the right to acquire, beneficial ownership of 4.9% or more of the Company’s outstanding shares of Common Stock, subject to certain exceptions or (ii) the close of business on the tenth business day after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Certain synthetic interests in securities created by derivative positions, whether or not such interests are considered to be ownership of the underlying Common Stock or are reportable for purposes of Regulation 13D of the Securities Exchange Act, are treated as beneficial ownership of the number of shares of Common Stock equivalent to the economic exposure created by the derivative position, to the extent actual shares of the Common Stock are directly or indirectly held by counterparties to the derivatives contracts.

With respect to certificates representing shares of Common Stock outstanding as of the Record Date, until the Distribution Date, the New Rights will be evidenced by such certificates for shares of Common Stock registered in the names of the holders thereof, and not by separate Rights Certificates, as described further below. With respect to book entry shares of Common Stock outstanding as of the Record Date, until the Distribution Date, the New Rights will be evidenced by the balances indicated in the book entry account system of the transfer agent for the Common Stock. Until the earlier of the Distribution Date and the Expiration Date, as described below, the transfer of any shares of Common Stock outstanding on the Record Date will also constitute the transfer of the New Rights associated with such shares of Common Stock. As soon as practicable after the Distribution Date, separate certificates evidencing the New Rights (“Right Certificates”) will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date, and such Right Certificates alone will evidence the New Rights.

The New Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) May 6, 2022 or such later day as may be established by the Board prior to the expiration of the New Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the New Rights are redeemed pursuant to the NOL Rights Agreement; (iii) the time at which the New Rights are exchanged pursuant to the NOL Rights Agreement; (iv) the time at which the New Rights are terminated upon the occurrence of certain transactions; (v) the close of business on the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

first day after the Company’s 2019 annual meeting of stockholders, if approval by the stockholders of the Company of the NOL Rights Agreement has not been obtained on or prior to the close of business on the first day after the Company’s 2019 annual meeting of stockholders; (vi) the close of business on the effective date of the repeal of Section 382 of the Tax Code, if the Board determines that the NOL Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits are available to be carried forward, (the earliest of (i), (ii), (iii), (iv), (v), (vi) and (vii) is referred to as the “Expiration Date”).

Each share of Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) an amount equal to 1,000 times the aggregate quarterly dividend declared per share of Common Stock since the immediately preceding quarterly dividend payment date for the Common Stock (or, with respect to the first quarterly dividend payment on the Common Stock, since the first issuance of the Preferred Stock). Each share of Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per one share of Common Stock.

Offerings of Common Stock and Warrants and At-the-Market Offering Program

At-the-Market Offering

Effective August 28, 2015, the Company entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. During the fiscal year ended March 31, 2019, the Company issued 2.8 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of March 31, 2019, 26.0 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the fiscal year ended March 31, 2019, the Company issued 7.6 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $6.9 million after deducting commissions paid of approximately $0.2 million. As of March 31, 2019, approximately $17.8 million remained available for issuance with respect to this at-the-market offering program.

Warrants

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2019, there were 2,718,750 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 2,178,750 Series A warrants were issued with an exercise price of $2.55 per share of common stock, and have an expiration date of October 25, 2021, and 540,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $1.34 per share of common stock, and have an expiration date of April 22, 2021. As of March 31, 2019, the 540,000 Series A warrants with anti-dilution provisions had an exercise price of $0.57 per share of common stock.

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up 4,046,337 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act.

The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $0.8859 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets.  The value of the Warrant was determined using the Black-Scholes Option Pricing model using the following assumptions:

Fiscal Year Ended
March 31, 2019
Risk-free interest rate	2.5%
Contractual term	5 years
Expected volatility	76%

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

Basis for Valuation

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. As the Company’s obligations under the Credit Facility are based on adjustable market interest rates, the Company has determined that the carrying value approximates the fair value. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	March 31, 2019		March 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$27,099	$30,000	$—	$—
Obligations under the credit facility	$—	$—	$8,527	$8,527

11. Revolving Credit Facility

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

Total borrowings, letter of credit obligations and the then aggregate committed amount of cash management services under the Bridge Bank Credit Agreements may not exceed 85% of the sum of unrestricted cash and the amount

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of cash collateral held at Bridge Bank. As a condition of the Bridge Bank Credit Agreements, the Company has restricted $5.0 million of cash equivalents as additional security for the credit facility. Borrowings under the Bridge Bank Credit Agreements will bear per annum interest at the prime rate plus 1.5 percent, subject to increase during the occurrence of an event of default. Obligations under the Bridge Bank Credit Agreements are secured by all of the Company’s assets, including intellectual property and general intangibles. The Company has incurred $0.2 million in origination fees. These fees have been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and amortized to interest expense. As of March 31, 2018, $8.5 million in borrowings were outstanding and $3.5 million borrowings available under the credit facility. Interest expense related to the credit facility during the fiscal year ended March 31, 2018 was $0.4 million, which includes $0.1 million in amortization of deferred financing costs. The Company’s borrowing rate was 6.3% per annum at March 31, 2018.

On June 1, 2018, the Company entered into a letter agreement (the “Letter Agreement”) with Bridge Bank. The Letter Agreement extended the maturity date under the Company’s Bridge Bank Credit Agreements from June 2, 2019 to June 2, 2021. The Letter Agreement increased the line of credit to an amount up to $15.0 million from $12.0 million. Additionally, the Letter Agreement reduced the per annum interest rate from prime rate plus 1.50 percent to 1.00 percent; the facility fee from 0.625% to 0.5%, and the cash collateral held at Bridge Bank from 42% to 40%, which is $6.0 million of the $15.0 million facility, as well as eliminated the early termination fee.

On February 4, 2019, we entered into a Note Purchase Agreement (See Note 12—Term Note Payable) and at that time the Credit Facility was paid in full. There were no amounts outstanding under the Credit Facility as of March 31, 2019.  Interest expense related to the credit facility during the fiscal year ended March 31, 2019 was $0.7 million, which includes $0.1 million in amortization of deferred financing costs, and $0.2 million of accelerated amortization related to the pay-off and closing of the Credit Facility.

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

The financial covenants of the domestic credit agreement with Bridge Bank (the “Domestic Facility”) requires the Company not to exceed specified levels of losses relative to its financial model and the outstanding line of credit advances may not exceed 85% of  the sum of unrestricted cash and the amount of cash collateral held at Bridge Bank. The Domestic Facility also defines an event of default to include a material adverse effect on the Company’s business. An event of default for this or any other reason, if not waived, could have a material adverse effect on the Company. As of March 31, 2018 the Company was in compliance with the covenants contained in the Bridge Bank Credit Agreements. Upon closing with Goldman Sachs Specialty Lending Holdings, Inc., our Bridge Bank Credit Agreements with Bridge Bank were paid off in full.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 12. Term Note Payable

On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes will be on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of March 31, 2019, $30.0 million in borrowings were outstanding under the three-year term note.

Obligations under the Note Purchase Agreement are secured by all of our assets, including intellectual property and general intangibles. The Note Purchase Agreement contains customary covenants, including, among others, covenants that restrict our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances (including equity issuances that would cause an ownership change within the meaning of Section 382 of the Internal Revenue Code), and covenants that require us to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws.

The financial covenants of the Note Purchase Agreement requires the Company not to exceed specified levels of losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2020. Additionally, we shall not permit our minimum consolidated liquidity, which consists of our cash and cash equivalents, to be less than $12.0 million through February 4, 2020, and $9.0 million thereafter. As of March 31, 2019, the Company was in compliance with the covenants contained in the Note Purchase Agreement.

The three-year term note has been recorded net of a discount based on the fair value of the associated common stock warrants and deferred financing costs totaling $3.2 million. Amortization of the debt discount and deferred costs was $0.2 million for the fiscal year ended March 31, 2019, based on an effective interest rate, and has been recorded as interest expense in the consolidated statements of operations.

Interest expense related to the term note payable during the fiscal year ended March 31, 2019 was $0.8 million, which includes $0.2 million in amortization of deferred financing costs.

13. Commitments and Contingencies

Purchase Commitments

As of March 31, 2019, the Company had firm commitments to purchase inventories of approximately $33.4 million through Fiscal 2020. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

The Company leases offices and manufacturing facilities under various non‑cancelable operating leases expiring at various times through the fiscal year ending July 2, 2025. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five‑year periods. Rent expense is recognized on a

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other long‑term liabilities in the accompanying consolidated balance sheets. The balance of deferred rent was approximately $0.3 million and $0.4 million as of March 31, 2019 and 2018, respectively. Rent expense was approximately $2.3 million and $2.2 million for the fiscal years ended March 31, 2019 and 2018, respectively.

On July 31, 2014, the Company and Northpark Industrial (“Northpark”) entered into a Third Amendment to Lease (the “Third Amendment”) to amend the Standard Industrial/Commercial Single-Tenant Lease - Net, dated December 1, 1999, as amended (the “Lease”), pursuant to which the Company leases the premises located at 21211 Nordhoff Street, Chatsworth, California. During the fiscal year ended March 31, 2019, the Company consolidated its operations and offices into its leased premises located in Van Nuys, California. The Third Amendment extended the term of the Lease for a period of two months commencing on August 1, 2014 and ending on September 30, 2014 and set the monthly base rent payable by the Company under the Lease at $81,001 per month.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At March 31, 2019, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2020	$1,464
2021	958
2022	984
2023	933
2024	101
Thereafter	126
Total minimum lease payments	$4,566

Other Commitments

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2019, no significant inventories were held at distributors.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019. A hearing on the motion for preliminary approval of the settlement is scheduled for May 17, 2019. If the settlement is finalized and approved by the Court, the Company’s insurance carrier will fund the settlement amount. We have not recorded any liability as of March 31, 2019 since any potential loss is not considered material as our insurance carrier will fund the settlement amount.

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

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserted claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demanded damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserted claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. On June 6, 2019, the parties reached a confidential settlement of the action. We have not recorded any liability as of March 31, 2019 as our insurance carrier will fund the settlement amount.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference is scheduled for July 29, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference is scheduled for July 29, 2019.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019 at which point the parties did come to a resolution of the matter. The parties are currently engaged in drafting a more formal settlement agreement that upon execution will require the respective matters to be dismissed. The Company has not recorded any liability as of March 31, 2019, since any potential loss is not probable or reasonably estimable given the current status of the proceedings.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The parties entered into settlement discussions and on April 29, 2019 participated in mediation to resolve the dispute. The mediation was successful and the parties are currently drafting a more formal settlement agreement that upon execution will require the respective matters to be dismissed. We have not recorded any liability as of March 31, 2019 since any potential loss is not considered material.

14. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit‑sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company has been matching 50 cents on the dollar up to 6% of the employee’s contributions since February 2019. Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.3 million and $0.2 million for the fiscal year ended March 31, 2019 and 2018, respectively.

15. Other Current Liabilities

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. Carrier earned $0.4 million and $0.9 million in royalties for C200 and C1000 Series system sales during each of the fiscal years ended March 31, 2019 and 2018, respectively. There were no unpaid, earned royalties as of March 31, 2019. Earned royalties of $0.2 million were unpaid as of March 31, 2018 and are included in accrued expenses in the accompanying balance sheets.

On September 19, 2018, the Company paid in full the negotiated royalty settlement of $3.0 million to Carrier,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the captions “Prepaid expenses and other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company will perform a re-forecast of C200 System unit shipments, to see if a change needs to be made to the effective royalty rate. Accordingly, if the Company’s future projections change, its effective royalty rates would change, which could affect the amount and timing of royalty expense the Company recognizes. If impairment exists, then the prepaid royalty asset could be written down to fair value. Prepaid royalties are classified as current assets to the extent that such amounts will be recognized in the Company’s condensed consolidated statements of operations within the next 12 months. The current and long-term portions of prepaid royalties, included in other current assets and other assets, respectively, consisted of (in thousands):

March 31,
2019
Other current assets	$124
Other assets	2,768
Royalty-related assets	$2,892

16. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2019, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated February 1, 2010(a)
2.2	Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated March 31, 2011(b)
2.3	Second Amendment to Asset Purchase Agreement between Capstone Turbine Corporation and Calnetix Power Solutions, Inc., dated April 28, 2011(b)
3.1	Fourth Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015(d)
3.3	Second Amended and Restated Bylaws of Capstone Turbine Corporation(e)
3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated May 9, 2016(f)
3.5	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation(f)
3.6	Specimen stock certificate(g)
4.1	NOL Rights Agreement, dated May 6, 2016, between Capstone Turbine Corporation and Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc.(f)
4.2	Form of Series A Warrant issued to investors in the April 2016 public offering(l)
4.3	Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering(l)
4.4	Form of Series A Warrant issued to investors in the October 2016 public offering(rr)
4.6	Form of Pre-Funded Series B Warrant issued to investors in the October 2016 public offering(rr)
4.7	Form of Senior Indenture by and between Capstone Turbine Corporation and Computershare Trust Company, N.A., Trustee (ddd)
4.8	Form of Subordinated Indenture by and between Capstone Turbine Corporation and Computershare Trust Company, N.A., Trustee (ddd)
4.9

Note Purchase Agreement, date as of February 4, 2019, by and among Capstone Turbine Corporation, certain of its subsidiaries party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as purchase and any other purchasers party thereto from time to time and Goldman Sachs Specialty Lending Holdings, Inc. as collateral agent (bbb)

4.10	Purchase Warrant for Common Shares issued in favor of Goldman Sachs & Co. LLC, dated February 4, 2019 (bbb)
4.11	Rights Agreement by and between Capstone Turbine Corporation and Broadridge Financial Solutions, Inc., dated May 6, 2019 (ccc)
10.1	Amended and Restated License Agreement, dated August 2, 2000, by and between Solar Turbines Incorporated and Capstone Turbine Corporation(m)
10.2	Transition Agreement, dated August 2, 2000, by and between Capstone Turbine Corporation and Solar Turbines Incorporated(m)
10.3	Lease between Capstone Turbine Corporation and Northpark Industrial—Leahy Division LLC, dated December 1, 1999, as amended, for leased premises at 21211 Nordhoff Street, Chatsworth, California(n)

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exhibit Number		Description
10.4		Third Amendment to Lease, dated July 31, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(k)
10.5		Fourth Amendment to Lease, dated September 30, 2014, between Capstone Turbine Corporation and Northpark Industrial, for leased premises at 21211 Nordhoff Street, Chatsworth, California(o)
10.6

Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(p)

10.7		Fourth Amendment to Lease, dated June 7, 2017, between Capstone Turbine Corporation and Prologis, L.P., for leased premises at 16640 Stagg Street, Van Nuys, California(vv)
10.8	*	Capstone Turbine Corporation 2017 Equity Incentive Plan effective August 30, 2017(q)
10.9	*	Capstone Turbine Corporation Employee Stock Purchase Plan effective August 30, 2017(q)
10.10	*	Form of Stock Option Agreement for Amended and Restated 2000 Equity Incentive Plan(s)
10.11	*	Form of Stock Bonus Agreement for Capstone Turbine Corporation 2000 Equity Incentive Plan(t)
10.12	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(u)
10.13		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007(v)
10.14		First Amendment to the Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated January 14, 2011(b)
10.15		Business Financing Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(tt)
10.16		Export-Import Bank of the United States Working Capital Guarantee Program—Borrower Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(tt)
10.17		Intellectual Property Security Agreement between Capstone Turbine Corporation and Western Alliance Bank, dated June 2, 2017(tt)
10.18		First Amendment to Business Financing Agreement between Capstone Turbine Corporation and Western Alliance Bank, NA, dated June 1, 2018 (xx)
10.19		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Domestic Facility)(w)
10.20		Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 9, 2009 (Ex-Im Subfacility)(w)
10.21		First Amendment to Credit and Security Agreement between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2009(w)
10.22		Second Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 5, 2009(x)
10.23		Third Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 11, 2010(t)
10.24		Fourth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 29, 2010(y)
10.25		Fifth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 9, 2010(z)

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exhibit Number		Description
10.26		Sixth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated March 23, 2011(aa)
10.27		Seventh Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2011(b)
10.28		Eighth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated September 27, 2011(bb)
10.29		Ninth Amendment to the Credit and Security Agreements and Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 8, 2012(cc)
10.30		Tenth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 12, 2012(dd)
10.31		Eleventh Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2013(p)
10.32		Waiver of Defaults between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated April 25, 2014(ee)
10.33		Twelfth Amendment to the Credit and Security Agreements between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 9, 2014(ff)
10.34		Letter Agreement, dated September 16, 2014, between by and between Capstone Turbine Corporation and Wells Fargo Bank, NA(gg)
10.35		Thirteenth Amendment to the Credit and Security Agreements and Waiver of Default between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 3, 2014(hh)
10.36		Fourteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 10, 2015(ii)
10.37		Fifteenth Amendment to the Credit and Security Agreements, Waiver of Default and Consent between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated November 2, 2015(jj)
10.38		Sixteenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated June 7, 2016(nn)
10.39		Seventeenth Amendment to the Credit and Security Agreements, between Capstone Turbine Corporation and Wells Fargo Bank, NA, dated February 7, 2017(ss)
10.40		Accounts Receivable Assignment Agreement between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017(uu)
10.41		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017(uu)
10.42		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017(uu)
10.43		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (xx)
10.44	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(kk)
10.45	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(ll)
10.46	*	Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, dated December 1, 2006 (mm)

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exhibit Number		Description
10.47	*	Amendment to Letter Agreement between Capstone Turbine Corporation and Darren R. Jamison, effective April 8, 2009(w)
10.48	*	Form of Inducement Stock Option Agreement(oo)
10.49	*	Form of Inducement Restricted Stock Unit Agreement(oo)
10.50	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(dd)
10.51	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015(ii)
10.52		Underwriting Agreement dated May 1, 2014 by and between Capstone Turbine Corporation and Cowen and Company, LLC, as representative of the several underwriters(pp)
10.53	*	Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010(ii)
10.54		Sales Agreement, dated August 28, 2015, by and between Capstone Turbine Corporation and Cowen & Company, LLC(qq)
10.55		Underwriting Agreement dated April 19, 2016 by and between Capstone Turbine Corporation and Oppenheimer & Co. Inc., as representative of the several underwriters(l)
10.56		Placement Agent Agreement by and between the Company and Oppenheimer & Co. Inc., as representative of the placement agents named therein, dated October 18, 2016(rr)
10.57		Form of Securities Purchase Agreement used in the October 2016 offering (rr)
10.58		At the Market Offering Agreement, dated June 7, 2018, between Capstone and H.C. Wainright & Co., LLC (yy)
10.59		Second Amendment to the Development and License Agreement, dated July 25, 2018, between Capstone Turbine Corporation and Carrier Corporation (aaa)
10.60	*	Capstone Turbine Corporation 2017 Equity Incentive Plan, as amended (ww)
10.61	*	Form of Change in Control Agreement (eee)
14.1		Code of Business Conduct(ee)
14.2		Code of Ethics for Senior Financial Officers and Chief Executive Officer(ee)
21		Subsidiary List
23		Consent of Marcum LLP
24		Power of Attorney (included on the signature page of this Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
101.DEF		XBRL Definition Linkbase Document

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on February 5, 2010 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed March 13, 2017 (File No. 001-15957).
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2016 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).
(h)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-15957).
(i)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 10, 2008 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 2, 2014 (File No. 001-15957).
(k)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 5, 2014 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957).
(m)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 16, 2000 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 2, 2009 (File No. 001-15957).
(o)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 6, 2014 (File No. 001-15957).
(p)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(q)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957).
(r)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 15, 2015 (File No. 001-15957).
(s)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-15957).
(t)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (File No. 001-15957).
(u)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(v)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).
(w)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (File No. 001-15957).
(x)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-15957).
(y)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 1, 2010 (File No. 001-15957).
(z)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 12, 2010 (File No. 001-15957).
(aa)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on March 25, 2011 (File No. 001-15957).
(bb)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 001-15957).
(cc)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 001-15957).
(dd)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).
(ee)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).
(ff)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 10, 2014 (File No. 001-15957).
(gg)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 19, 2014 (File No. 001-15957).

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(hh)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-15957).
(ii)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2015 (File No. 001-15957).
(jj)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-15957).
(kk)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).
(ll)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).
(mm)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (File No. 001-15957).
(nn)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2016 (File No. 001-15957).
(oo)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).
(pp)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 1, 2014 (File No. 001-15957).
(qq)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on August 28, 2015 (File No. 001-15957).
(rr)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 18, 2016 (File No. 001-15957).
(ss)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (File No. 001-15957).
(tt)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2017 (File No. 001-15957).
(uu)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 13, 2017 (File No. 001-15957).
(vv)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2017 (File No. 001-15957).
(ww)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed July 13, 2018 (File No. 001-15957)
(xx)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K, filed on June 7, 2018 (File No. 001-15957)
(yy)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018 (File No. 001-15957)
(zz)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 11, 2018 (File No. 001-15957)
(aaa)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 26, 2018 (File No. 001-15957)
(bbb)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on February 5, 2019 (File No. 001-15957)
(ccc)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-15957)
(ddd)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-3, dated June 7, 2018 (File No. 333-203431)
(eee)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: June 11, 2019	By:	/s/ Jayme L. Brooks
Jayme L. Brooks Executive Vice President & Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date

/s/ Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	June 11, 2019
Darren R. Jamison

/s/ Jayme L. Brooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 11, 2019
Jayme L. Brooks
/s/ Frederick S. Hencken	Chief Accounting Officer (Principal Accounting Officer)	June 11, 2019
Frederick S. Hencken

/s/ Holly A. Van Deursen	Chairman of the Board of Directors	June 11, 2019
Holly A. Van Deursen

/s/ Paul DeWeese	Director	June 11, 2019
Paul DeWeese

/s/ ROBERT C. FLEXON	Director	June 11, 2019
Robert C. Flexon

/s/ Yon Y. Jorden	Director	June 11, 2019
Yon Y. Jorden

/s/ Noam Lotan	Director	June 11, 2019
Noam Lotan

/s/ Gary J. Mayo	Director	June 11, 2019
Gary J. Mayo