Form 10-Q
period 2019-06-30
CAPSTONE TURBINE Corp
filed 2019-08-08
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of the registrant’s common stock as of August 2, 2019 was 73,442,825.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2019	2019
Assets
Current Assets:
Cash and cash equivalents	$24,612	$29,727
Accounts receivable, net of allowances of $5,468 at June 30, 2019 and $5,298 at March 31, 2019	14,820	16,222
Inventories, net	20,481	20,343
Prepaid expenses and other current assets	4,407	3,818
Total current assets	64,320	70,110
Property, plant, equipment and rental assets, net	6,048	5,291
Non-current portion of inventories	1,407	1,403
Intangible assets, net	131	187
Other assets	8,492	2,972
Total assets	$80,398	$79,963
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,252	$16,638
Accrued salaries and wages	1,360	1,637
Accrued warranty reserve	2,448	2,614
Deferred revenue	7,766	7,167
Current portion of notes payable and lease obligations	1,181	31
Total current liabilities	28,007	28,087
Deferred revenue - non-current	1,121	1,069
Term note payable, net	27,389	27,099
Long-term portion of notes payable and lease obligations	4,836	212
Other long-term liabilities	—	342
Total liabilities	61,353	56,809
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 515,000,000 shares authorized, 73,407,734 shares issued and 73,144,573 shares outstanding at June 30, 2019; 71,971,586 shares issued and 71,709,203 shares outstanding at March 31, 2019	73	72
Additional paid-in capital	905,221	903,738
Accumulated deficit	(884,477)	(878,884)
Treasury stock, at cost; 263,162 shares at June 30, 2019 and 262,383 shares at March 31, 2019	(1,772)	(1,772)
Total stockholders’ equity	19,045	23,154
Total liabilities and stockholders' equity	$80,398	$79,963

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Revenue:
Product, accessories and parts	$14,073	$17,085
Service	5,171	4,104
Total revenue	19,244	21,189
Cost of goods sold:
Product, accessories and parts	12,232	15,630
Service	4,147	3,737
Total cost of goods sold	16,379	19,367
Gross margin	2,865	1,822
Operating expenses:
Research and development	938	932
Selling, general and administrative	6,237	5,651
Total operating expenses	7,175	6,583
Loss from operations	(4,310)	(4,761)
Other income (expense)	1	(14)
Interest expense	(1,276)	(118)
Loss before provision for income taxes	(5,585)	(4,893)
Provision for income taxes	8	4
Net loss	$(5,593)	$(4,897)

Net loss per common share—basic and diluted	$(0.08)	$(0.08)
Weighted average shares used to calculate basic and diluted net loss per common share	72,578	61,762

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2019
			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2019	71,971,586	72	903,738	(878,884)	262,383	(1,772)	23,154
Purchase of treasury stock	—	—	—	—	779	—	—
Vested restricted stock awards	2,278	—	—	—	—	—	—
Stock-based compensation	—	—	262	—	—	—	262
Issuance of common stock, net of issuance costs	1,433,870	1	1,221	—	—	—	1,222
Net loss	—	—	—	(5,593)	—	—	(5,593)
Balance, June 30, 2019	73,407,734	$73	$905,221	$(884,477)	263,162	$(1,772)	$19,045

	Three Months Ended June 30, 2018
			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2018	57,062,598	57	889,585	(862,225)	145,952	(1,658)	25,759
Purchase of treasury stock	—	—	—	—	1,682	(3)	(3)
Vested restricted stock awards	4,688	—	3	—	—	—	3
Stock-based compensation	—	—	227	—	—	—	227
Issuance of common stock, net of issuance costs	3,466,901	3	4,967	—	—	—	4,970
Warrants exercised	3,806,243	4	(4)	—	—	—	—
Net loss	—	—	—	(4,897)	—	—	(4,897)
Balance, June 30, 2018	64,340,430	$64	$894,778	$(867,122)	147,634	$(1,661)	$26,059

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(5,593)	$(4,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373	287
Amortization of financing costs and discounts	290	38
Amortization of right-of-use assets	359	—
Reduction in accounts receivable allowances	—	(3)
Inventory provision	220	137
Provision for warranty expenses	205	397
Loss on disposal of equipment	—	7
Stock-based compensation	262	227
Changes in operating assets and liabilities:
Accounts receivable	1,402	84
Inventories	(363)	(621)
Prepaid expenses, other current assets and other assets	(459)	(2,324)
Accounts payable and accrued expenses	(1,864)	61
Accrued salaries and wages and long term liabilities	(276)	(247)
Accrued warranty reserve	(372)	(218)
Deferred revenue	651	1,054
Net cash used in operating activities	(5,165)	(6,018)
Cash Flows from Investing Activities:
Expenditures for property, equipment and rental assets	(977)	(163)
Net cash used in investing activities	(977)	(163)
Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	—	1,497
Repayment of notes payable and lease obligations	(195)	(125)
Cash used in employee stock-based transactions	(1)	(3)
Net proceeds from issuance of common stock and warrants	1,223	4,973
Net cash provided by financing activities	1,027	6,342
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	(5,115)	161
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	29,727	19,408
Cash, Cash Equivalents and Restricted Cash, End of Year	$24,612	$19,569
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$607	$82
Income taxes	$15	$4
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$93	$—
Renewal of insurance contracts which was financed by notes payable	$536	$—

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation and distribution networks applications, including energy efficient cogeneration combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as renewable energy, natural resources and critical power supply applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand-alone when no utility grid is available. Several technologies are used to provide “on-site power generation” (also called “distributed generation”) such as reciprocating engines, solar photovoltaic power (“PV”), wind turbines and fuel cells. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. In addition, the Company’s microturbines have been used as battery charging generators for hybrid electric vehicles and to provide power to a vessel’s electrical loads in marine applications. We sell microturbine units, components and accessories, as well as offer long-term microturbine rentals. We also remanufacture microturbine engines and provide new and remanufactured aftermarket spare parts, accessories, services, and comprehensive long-term service contracts for up to 20 years. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2019 was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal Year 2019. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Significant Accounting Policies  There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the Fiscal Year 2019 filed with the SEC on June 11, 2019, that have had a material impact on the Company's condensed consolidated financial statements and related notes, except for the accounting policy for lease recognition as a result of the adoption of Accounting Standards Update (“ASU”) No. 2016-02, as discussed in Note 3—Recently Issued Accounting Standards.

Evaluation of Ability to Maintain Current Level of Operations  In connection with preparing the condensed consolidated financial statements for the first quarter of Fiscal 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its first quarter of Fiscal 2020 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $5.6 million and used cash in operating activities of $5.2 million for the first quarter of Fiscal 2020. The Company’s working capital requirements during the first quarter of Fiscal 2020 were in line with management’s expectations, which included higher inventory and accounts payable payments, offset by lower accounts receivable due to lower revenue in the three months ended June 30, 2019. The Company’s net loss expanded during the first quarter of Fiscal 2020 primarily because of lower revenue from microturbine products and higher interest expense. As of June 30, 2019, the Company had cash and cash equivalents of $24.6 million, and outstanding debt of $30.0 million.

Management evaluated these conditions in relation to the Company’s ability to meet its obligations as they become due. The Company’s ability to continue current operations and to execute on management’s plans is dependent on its ability to generate cash flows from operations. Management believes that the Company will continue to make progress on its path to profitability by continuing to maintain low operating expenses and develop its geographical and vertical markets.  The Company may seek to raise funds by selling additional securities (through at-the-market offerings or otherwise). There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under the note purchase agreement, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of our first quarter of Fiscal 2020 financial statements.

Basis for Consolidation  The condensed consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004 and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

3.  Recently Issued Accounting Standards

Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. On April 1, 2019, the Company adopted this standard. See Note 16—Leases for additional discussion of the impact of the adoption of ASU 2016-02.

In June 2018, the FASB issued ASU 2018-07, “Shared-Based Payment Arrangements with Nonemployees” (Topic 505), (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted if financial statements have not yet been issued. The Company adopted ASU 2018-07 on April 1, 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements.

On August 17, 2018, the SEC issued Release No. 33-10532, “Disclosure Update and Simplification”, (“Release No. 33-10532”) which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements. The amendments in this rule are intended to facilitate the disclosure of information to investors and to simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders’ equity for interim financial statements, in which entities will be required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed. The final rule became effective on November 5, 2018, however the SEC announced that it would not object if a filer’s first presentation of the changes in stockholders’ equity were included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company adopted Release No. 33-10532 on April 1, 2019 and it did not have a material impact on the Company’s financial disclosures.

4.  Customer Concentrations and Accounts Receivable

Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine (“CAL”), two of the Company’s domestic distributors, accounted for 12% and 10%, respectively, of revenue for the first quarter of Fiscal 2020. Sales to Warren CAT, a direct sale to a domestic end-use customer, Supernova Energy Services SAS (“Supernova”), one of the Company’s Latin American distributors, and E-Finity, accounted for 18%, 12% and 10%, respectively, of revenue for the first quarter of Fiscal 2019.

Additionally, Innovative Energy Company Limited, one of Company’s Jamaican distributors, and DTC Soluciones S.A. de C.V. (“DTC”), one of the Company’s Mexican distributors, accounted for 12% and 11%, respectively, of net accounts receivable as of June 30, 2019.  Reliable Secure Power Systems, (“RSP”), one of the Company’s domestic distributors and E-Finity, accounted for 14% and 10%, respectively, of net accounts receivable as of March 31, 2019.

On October 13, 2017, the Company entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, the Company agreed to assign to TI the right, title and interest to receivables owed to the Company from BPC Engineering, its former Russian distributor (“BPC”), upon TI’s payment to the Company of $2.5 million in three payments by February 1, 2018. The Company received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018, which was recorded as bad debt recovery. The receivables owed to the Company from BPC had a balance of $4.8 million as of June 30, 2019, and this balance was fully reserved.

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

On June 5, 2018, the Company entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to the Company from BPC will be contingent upon TI’s payment to the Company of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay the Company $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019. As of June 30, 2019, the right, title and interest to the receivables owed to the Company from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Amended Assignment Agreement. The payments of $0.4 million and $0.3 million, due March 20, 2019 and June 20, 2019, respectively, under the Amended Assignment Agreement, have not been received at the time of this filing.

The Company recorded a net bad debt recovery of approximately $2,800 during the first quarter of Fiscal 2019. As of March 31, 2015, the Company had an amount owed of approximately $8.1 million by BPC. As of June 30, 2019, the Company cumulatively collected approximately $1.8 million from BPC on their accounts receivable, which has been previously reserved. The Company cumulatively collected approximately $1.5 million from TI, under the terms of the Assignment Agreement and the Amended Assignment Agreement. The remaining balance of the fully reserved accounts receivable was $4.8 million as of June 30, 2019.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of June 30, 2019 and March 31, 2019 (in thousands):

	June 30,	March 31,
	2019	2019
Raw materials	$23,877	$24,426
Work in process	93	—
Finished goods	1,870	1,207
Total	25,840	25,633
Less inventory reserve	(3,952)	(3,887)
Less non-current portion	(1,407)	(1,403)
Current portion	$20,481	$20,343

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2019 is 1.2 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2019 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$635
25 to 36 months	772
Total	$1,407

6.  Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following as of June 30, 2019 and March 31, 2019 (in thousands):

	June 30,	March 31,
	2019	2019
Machinery, equipment, automobiles and furniture	$15,577	$15,344
Leasehold improvements	11,079	11,074
Molds and tooling	3,003	2,893
Rental assets	3,539	2,818
	33,198	32,129
Less, accumulated depreciation	(27,150)	(26,838)
Total property, plant, equipment and rental assets, net	$6,048	$5,291

During the first quarter of Fiscal 2020, the Company deployed approximately $0.7 million of its C1000 Signature Series systems under its factory rental program.

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, equipment and rental assets was $0.3 million and $0.2 million for the first quarter of Fiscal 2020 and 2019, respectively.

7.  Intangible Assets

Intangible assets consisted of the following as of June 30, 2019 and March 31, 2019 (in thousands):

	June 30, 2019
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	2,109	131
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,575	$131

	March 31, 2019
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	2,053	187
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,519	$187

Amortization expense for the intangible assets was $0.1 million during the first quarter of each of Fiscal 2020 and 2019, respectively.

Expected future amortization expense of intangible assets as of June 30, 2019 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2020 (remainder of fiscal year)	$131
Total expected future amortization	$131

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $7,200 and $7,100 were earned by Solar for the first quarter of Fiscal 2020 and 2019, respectively. Earned royalties of approximately $33,300 and $26,100 were unpaid as of June 30, 2019 and March 31, 2019, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by condensed consolidated statement of operations line item, stock-based compensation expense for the Company’s first quarter of Fiscal 2020 and 2019 (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Cost of goods sold	$18	$12
Research and development	10	7
Selling, general and administrative	234	208
Stock-based compensation expense	$262	$227

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 1,849,000 shares. In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Turbine Corporation 2017 Equity Incentive Plan (the “2017 Plan”) which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provides for awards of up to 3,000,000 shares of common stock. The 2017 Plan is administered by the Compensation Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors adopted an amendment of the 2017 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2017 Plan by 3,000,000 shares of common stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018. As of June 30, 2019, there were 2,215,374 shares available for future grants under the 2017 Plan.

Stock Options

The Company issued stock options under the 2000 Plan and can issue stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s first quarter of Fiscal 2020 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2019	174,944	$20.94
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(33,500)	$16.21
Options outstanding at June 30, 2019	141,444	$22.05	2.6	—
Options fully vested at June 30, 2019 and those expected to vest beyond June 30, 2019	141,444	$22.05	2.6	—
Options exercisable at June 30, 2019	141,444	$22.05	2.6	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the first quarters of Fiscal 2020 or 2019. There was no expense associated with stock options during the first quarters of Fiscal 2020 or 2019. There were no unvested stock option awards as of June 30, 2019.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issued restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock unit and performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2019	2,217,433	$1.02
Granted	905,848	0.59
Vested and issued	(2,278)	12.80
Forfeited	(36,329)	0.85
Nonvested restricted stock units outstanding at June 30, 2019	3,084,674	0.89
Restricted stock units expected to vest beyond June 30, 2019	3,084,651	$0.89

The following table provides additional information on restricted stock units and performance restricted stock units for the Company’s first quarter of Fiscal 2020 and 2019:

	Three Months Ended June 30,
	2019	2018
Restricted stock compensation expense (in thousands)	$262	$227
Aggregate fair value of restricted stock units vested and issued (in thousands)	$2	$7
Weighted average grant date fair value of restricted stock units granted during the period	$0.59	$1.59

As of June 30, 2019, there was approximately $1.5 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.8 years.

The Company’s PRSU activity is included in the above restricted stock units tables. The PRSU program has a two-year or three-year performance measurement period. The performance measurement period will begin on April 1 of the first fiscal year and end on March 31 of the second fiscal year or the third fiscal year. The program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

During the first quarter of Fiscal 2020, the Company granted 301,356 PRSUs with a three-year performance measurement period and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2020 was $0.89. However, based on the Company’s assessment as of June 30, 2019 that the PRSU threshold for the first performance measurement likely would not be met, the fair value of the PRSU awards were determined to be zero and no compensation expense was recorded or recognized during the first quarter of Fiscal 2020. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan to employees and non-employee directors. There were no restricted stock awards granted during the first quarter of Fiscal 2020 or 2019. No expense was recorded associated with its restricted stock awards during the first quarter of Fiscal 2020 or 2019.

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

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the current amendment, 70,000 shares of the Company’s common stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s common stock available increased by 500,000 shares which reserved for issuance a total of 570,000 shares of common stock. Under the ESPP, shares of the Company’s common stock are issued upon exercise of the purchase rights. The ESPP will continue by its terms through June 30, 2020, unless terminated sooner. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question. During the first quarter of Fiscal 2019, the Company issued a total of 1,012 shares of stock to regular full and part-time employees or officers of the Company who elected to participate in the ESPP. As of June 30, 2019, there were 497,909 shares available for future grant under the ESPP.

Stockholder Rights Plan

On May 6, 2019, the Company’s Board of Directors (the “Board”), declared a dividend of one right (a “New Right”) for each of the Company’s issued and outstanding shares of common stock, $0.001 par value per share (“Common Stock”). The dividend was paid to the stockholders of record at the close of business on May 16, 2019 (the “Record Date”). Each New Right entitles the registered holder, subject to the terms of the NOL Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $5.22 (the “Exercise Price”), subject to certain adjustments. The description and terms of the New Rights are set forth in the Rights Agreement dated as of May 6, 2019 (the “NOL Rights Agreement”) between the Company and Broadridge Financial Solutions, Inc., as Rights Agent (the “Rights Agent”).

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

The New Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) May 6, 2022 or such later day as may be established by the Board prior to the expiration of the New Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the New Rights are redeemed pursuant to the NOL Rights Agreement; (iii) the time at which the New Rights are exchanged pursuant to the NOL Rights Agreement; (iv) the time at which the New Rights are terminated upon the occurrence of certain transactions; (v) the close of business on the first day after the Company’s 2019 annual meeting of stockholders, if approval by the stockholders of the Company of the NOL Rights Agreement has not been obtained on or prior to the close of business on the first day after the Company’s 2019 annual meeting of stockholders; (vi) the close of business on the effective date of the repeal of Section 382 of the Tax Code, if the Board determines that the NOL Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits are available to be carried forward, (the earliest of (i), (ii), (iii), (iv), (v), (vi) and (vii) is referred to as the “Expiration Date”).

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

At-the-market offerings

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

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended June 30, 2019, the Company issued 1.4 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $1.2 million after deducting commissions paid of approximately $44,300. As of June 30, 2019, approximately $16.5 million remained available for issuance with respect to this at-the-market offering program.

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

As of June 30, 2019, there were 2,718,750 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 2,178,750 Series A warrants were issued with an exercise price of $2.55 per share of common stock, and have an expiration date of October 25, 2021, and 540,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $1.34 per share of common stock, and have an expiration date of April 22, 2021. As of June 30, 2019, the 540,000 Series A warrants with anti-dilution provisions had an exercise price of $0.57 per share of common stock.

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up to 4,046,337 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $0.8859 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets.

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

 Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	June 30, 2019		March 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$27,389	$30,000	$27,099	$30,000

11.  Term Note Payable

On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of June 30, 2019, $30.0 million in borrowings were outstanding under the three-year term note.

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

The financial covenants of the Note Purchase Agreement require the Company not to exceed specified levels of losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2020. Additionally, we shall not permit our minimum consolidated liquidity, which consists of our cash and cash equivalents, to be less than $12.0 million through February 4, 2020, and $9.0 million thereafter. As of June 30, 2019, the Company was in compliance with the covenants contained in the Note Purchase Agreement.

The three-year term note has been recorded net of a discount based on the fair value of the associated common stock warrants and debt issuance costs totaling $2.6 million. Amortization of the debt discount and debt issuance costs was $0.3 million for the three months ended June 30, 2019, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the term note payable during the three months ended June 30, 2019 was $1.3 million, which includes $0.3 million in amortization of debt issuance costs.

When we entered into the Note Purchase Agreement the existing credit facility with Bridge Bank was paid in full. As such, there was no interest expense related to the credit facility during the first quarter of Fiscal 2020. Interest expense related to the credit facility during the three months ended June 30, 2018 was $0.1 million, which includes $38,500 in amortization of debt issuance costs.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the first quarter of Fiscal 2020 are as follows (in thousands):

Balance, beginning of the period	$2,614
Standard warranty provision	205
Accrual related to reliability repair programs	—
Deductions for warranty claims	(371)
Balance, end of the period	$2,448

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

The following table presents disaggregated revenue by business group for the first quarter of Fiscal 2020 (in thousands):

Three Months Ended
June 30, 2019
Microturbine Products	$10,086
Accessories and Parts	3,987
Total Product, Accessories and Parts	14,073
Service	5,171
Total Revenue	$19,244

Following is the geographic revenue information based on the primary operating location of the Company’s customers for the first quarter of Fiscal 2020 (in thousands):

Three Months Ended
June 30, 2019
United States	$7,629
Mexico	1,241
All other North America	673
Total North America	9,543
Russia	1,455
All other Europe	2,549
Total Europe	4,004
Asia	1,528
Australia	1,670
All other	2,499
Total Revenue	$19,244

Contract Balances

Our contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.

As of June 30, 2019, the balance of deferred revenue was approximately $8.9 million compared to $8.2 million as of March 31, 2019. This overall increase in the balance of deferred revenue of $0.7 million during the first quarter of Fiscal 2020 was comprised of increases in deferred revenue attributable to FPP contracts of $0.1 million and deferred revenue attributable to deposits of $1.0 million, these increases were offset by a decrease in deferred revenue attributable to the Distributor Support System (“DSS program”) of $0.4 million. Changes in deferred revenue during the first quarter of Fiscal 2020 are as follows (in thousands):

FPP Balance, beginning of the period	$4,881
FPP Billings	4,288
FPP Revenue recognized	(4,199)
Balance attributed to FPP contracts	4,970
DSS Program	1,324
Deposits	2,593
Deferred revenue balance, end of the period	$8,887

Deferred revenue attributed to FPP contracts represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

As of June 30, 2019, approximately $5.0 million of revenue is expected to be recognized from remaining performance obligations for FPP service contracts. The Company expects to recognize revenue on approximately $3.9 million of these remaining performance obligations over the next 12 months and the balance of $1.1 million will be recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of June 30, 2019 was not material.

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

14.  Other Assets

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. Carrier earned zero and $0.3 million in royalties for C200 and C1000 Series system sales during the first quarter of Fiscal 2020 and 2019, respectively. There were no unpaid, earned royalties as of June 30, 2019.

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

June 30,
2019
Other current assets	$124
Other assets	2,740
Royalty-related assets	$2,864

15.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2019, the Company had firm commitments to purchase inventories of approximately $30.7 million through Fiscal 2022. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 16—Leases.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019. Preliminary approval of the settlement was granted on May 17, 2019, with a final settlement approval hearing set for November 15, 2019. If the settlement is finalized and approved by the Court, the Company’s insurance carrier will fund the settlement amount. The Company has not recorded any liability as of June 30, 2019 since any potential loss is not considered material as its insurance carrier will fund the settlement amount.

Federal Individual Securities Action

An individual securities complaint was filed against the Company, its Chief Executive Officer, and additional unidentified defendants in the United States District Court for the Central District of California under the following caption:  FiveT Investment Management LTD, et al., v. Capstone Turbine, et al., No. 2:18-CV-03512 on April 25, 2018.  The lawsuit alleges material misrepresentations and omissions regarding the Company’s revenue, sales, and operations because of alleged improper revenue recognition and backlog calculations related to BPC. The lawsuit alleged that these statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5

thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The complaint also asserted claims against all named defendants for fraud, negligent misrepresentation, violations of California Civil Code sections 1709 and 1710, and California Corporations Code sections 25400 and 25401. Additionally, the complaint asserted a cause of action against the individual defendants for breach of fiduciary duty. It demanded compensatory damages for the amount of damages allegedly suffered, pre-judgment and post-judgment interest, and fees.

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserted claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demanded damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserted claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. On June 6, 2019, the parties reached a confidential settlement of the action and the suit was dismissed with prejudice on July 1, 2019. The Company has not recorded any liability as of June 30, 2019 as its insurance carrier will fund the settlement amount.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference originally scheduled for July 29, 2019 is now scheduled for September 27, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference originally scheduled for July 29, 2019 is now scheduled for September 27, 2019.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. The Company has not recorded any liability as of June 30, 2019 as its insurance carrier will fund the settlement amount.

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

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. We have not recorded any liability as of June 30, 2019 as our insurance carrier will fund the settlement amount.

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

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019 at which point the parties did come to a resolution of the matter. The Company is currently evaluating the impact of the settlement on its financial statements.  The Company has not recorded any liability as of June 30, 2019, as there will be no loss incurred as a result of the settlement.

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

The parties entered into settlement discussions and on April 29, 2019 participated in mediation to resolve the dispute. The mediation was successful and the parties are currently drafting a more formal settlement agreement that upon execution will require the respective matters to be dismissed. The Company has not recorded any liability as of June 30, 2019 as any potential loss is not considered material.

16.  Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing and potential uncertainty of cash flows related to leases. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

The Company adopted the new standard on April 1, 2019 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company also elected the “package of practical expedients”; which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs; the use of hindsight in order to calculate the lease term of existing assets; the use of the portfolio approach on similar assets; and has elected not to separate lease and non-lease assets.

Results for reporting periods beginning after April 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on April 1, 2019, the Company recorded approximately $5.5 million of right-of-use assets, adjusted for the reclassification of deferred rent and lease incentive of approximately $0.3 million, and $5.8 million of operating lease liabilities, within the Company’s condensed consolidated balance sheets upon adoption. The adoption of this standard did not have an impact on the Company’s condensed consolidated statement of operations or cash flows and did not result in a cumulative catch-up adjustment to the opening balance of retained earnings. Financed leases are not material to the Company’s condensed consolidated financial statements and are therefore not included in the disclosures.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through Fiscal 2025. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Lease expense is recognized on a straight-line basis over the term of the lease.

The components of lease expense were as follows for the first quarter of Fiscal 2020 (in thousands):

Three Months Ended
June 30, 2019
Operating lease cost	$481

Rental expense for operating leases classified under the previous accounting standard, Accounting Standards Codification (“ASC”) Topic 840, for the first quarter of Fiscal 2019 was approximately $0.6 million.

Supplemental balance sheet information related to the leases was as follows (in thousands):

Operating Leases	June 30, 2019
Operating lease right-of-use assets	$5,117
Total operating lease right-of-use assets	$5,117

Operating lease liability, current	$789
Operating lease liability, non-current	4,643
Total operating lease liabilities	$5,432

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

Three Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$506

Other supplemental operating lease information consists of the following:

Weighted average remaining lease life	8 years
Weighted average discount rate	13%

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2020 (remainder of fiscal year)	$998
2021	978
2022	961
2023	987
2024	1,014
2025	1,043
Thereafter	3,002
Total lease payments	$8,983
Less: imputed interest	(3,551)
Present value of operating lease liabilities	$5,432

17.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended June 30, 2019 which would make these instruments anti-dilutive. As of June 30, 2019 and 2018, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 3.2 million and 2.5 million, respectively. As of June 30, 2019 and 2018, the number of PRSUs subject to performance conditions which have not been satisfied have been excluded from diluted net loss per common share computations was approximately 0.3 million. As of June 30, 2019 and 2018, the number of warrants excluded from diluted net loss per common share computations was approximately 6.8 million and 2.7 million, respectively.

18. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2019, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2019. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2019 and in other reports we file with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements contained herein after the filing of this Form 10-Q to conform such statements to actual results or changes in expectations except as may be required by law. All dollar amounts are approximate.

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

Our goals for Fiscal 2020 are to improve cash flow, working capital, and our balance sheet; grow revenue through accelerating global product sales; diversify into additional market verticals and geographies; and increase aftermarket sales absorption. During the first quarter of Fiscal 2020 our net loss was $5.6 million and our basic and diluted loss per share was $0.08 compared to $4.9 million and $0.08, respectively, in the same period of the previous year. The increase in the net loss during the first quarter of Fiscal 2020 was primarily because of lower revenue from microturbine products, higher operating costs and interest expense. Product revenue was lower as we build to a fixed number of production slots for our microturbines each quarter and during the first quarter of Fiscal 2020, we allocated one C1000 Signature Series systems production slots to our factory rental program and one production slot was used for a customer demo unit. Additionally, although the U.S. dollar has somewhat weakened against other currencies, it continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets, as we sell in U.S. dollars. Total service revenue increased approximately 26% during the first quarter of Fiscal 2020 primarily because of revenue from our factory rental program, Distributor Support System (“DSS program”), and new FPP contracts compared to the same period last year. The increases in operating expense was primarily because of higher marketing and labor costs. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank, which resulted in higher interest expense during the first quarter of Fiscal 2020 compared to the same period last year.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended
	June 30,
	2019	2018
Energy efficiency	52%	26%
Natural resources	43%	57%
Renewable energy	5%	10%
Microgrid	—	7%

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

Microgrid

A microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (“PV”), wind turbine, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications.

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

Backlog

Net product orders were approximately $9.0 million and $11.5 million for the first quarter of Fiscal 2020 and 2019, respectively. Ending backlog was approximately $70.2 million at June 30, 2019 compared to $95.1 million at June 30, 2018. The gross book-to-bill ratio was 1.7:1 and 1.2:1 for the first quarter of Fiscal 2020 and 2019, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. The receivables owed to us from BPC had a balance of $4.8 million as of June 30, 2019, and this balance was fully reserved. As of June 30, 2019, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Amended Assignment Agreement. The payments of $0.4 million and $0.3 million, due March 20, 2019 and June 20, 2019, respectively, under the Amended Assignment Agreement, have not been received at the time of this filing. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

Due to the above amendments, during the three months ended March 31, 2018 we removed product orders related to BPC from backlog for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. Additionally, for Fiscal 2019, we removed product orders related to BPC from backlog for approximately $20.7 million, and approximately $4.6 million during the three months ended June 30, 2019. These removals were the result of our continuous review of BPC related backlog with TI which resulted in us no longer honoring the product pricing. After removal of the foregoing orders, the remaining backlog related to BPC as of June 30, 2019 comprises up to approximately 23% of our total backlog. This remaining backlog related to BPC continues to be reviewed with TI and the other new distributors in the region, and they have the right to request delivery of those backlog orders if the associated projects proceed. Nonetheless, the remaining backlog related to BPC may be negatively impacted.

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

Our FPP backlog at the end of the first quarter of Fiscal 2020 and 2019 was approximately $79.4 million and $72.3 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2034. Additionally, we offer new and remanufactured parts through our global distribution network.

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

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters. During the first quarter of Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. As of June 30, 2019, there were gradual improvement trends in the capacity issues at the supplier.  A new supplier has been identified and has been fully qualified and is now working towards increasing its capacity and is expected to meet our production volumes during Fiscal 2020.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2019 and continue to include the following areas:

•	Impairment of long-lived assets, including intangible assets with finite lives;

•	Inventory write-downs and classification of inventories;



•	Estimates of warranty obligations;



•	Accounts receivable allowances;



•	Deferred tax assets and valuation allowance; and



•	Stock-based compensation expense.

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended June 30,
	2019	2018
	Revenue	Revenue
United States and Canada	$8.3	$11.0
Europe and Russia	4.0	4.9
Latin America	3.6	3.6
Asia and Australia	3.2	1.7
Middle East and Africa	0.1	—
Total	$19.2	$21.2

Revenue  Revenue for the first quarter of Fiscal 2020 decreased $2.0 million, or 9%, to $19.2 million from $21.2 million for the first quarter of Fiscal 2019. The change in revenue for the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019 included decreases in revenue of $2.7 million from the United States and Canadian markets and $0.9 million from the Europe and Russian markets. These overall decreases in revenue were offset by increases in revenue of $1.5 million from the Asia and Australian markets and $0.1 million from the Middle East and African markets. The decrease in revenue in the United States and Canadian markets during the first quarter of Fiscal 2020 compared to the same period last year was primarily because we deployed a 1.0 megawatt C1000 Signature Series system under our factory rental program and a 0.6 megawatt system as a customer demo unit. The decrease in revenue in the European and Russian markets was primarily because of a decrease in product shipments into the microgrid market vertical. Our revenue in the European and Russian markets continues to be negatively impacted by the ongoing geopolitical tensions in these regions and a strong U.S. dollar in certain markets making our products more expensive in such markets. The increase in revenue in the Asian and Australian markets was primarily because of an increase in system shipments into the natural resources market vertical during the first quarter of Fiscal 2020 compared to the same period last year. The increase in revenue in the Middle East and African markets was primarily the result of our continued investment in key growth initiatives in those markets.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2019			2018
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$10.1	9.5	57	$13.6	12.9	58

Accessories and Parts	4.0			3.5
Service	5.1			4.1
Total Accessories, Parts and Service	9.1			7.6
Total	$19.2			$21.2

For the first quarter of Fiscal 2020, revenue from microturbine products decreased $3.5 million, or 26%, to $10.1 million from $13.6 million for the first quarter of Fiscal 2019. The decrease in revenue and megawatts shipped was primarily because we deployed a 1.0 megawatt C1000 Signature Series system under our factory rental program and a 0.6 megawatt system as a customer demo unit during the first quarter of Fiscal 2020 compared to the same period last year. Megawatts shipped was 9.5 megawatts and 12.9 megawatts during the first quarter of Fiscal 2020 and 2019, respectively. Average revenue per megawatt shipped was approximately $1.1 million during the first quarter of each of Fiscal 2020 and 2019, respectively. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the first quarter of Fiscal 2020, revenue from our accessories and parts increased $0.5 million, or 15%, to $4.0 million from $3.5 million for the first quarter of Fiscal 2019. The increase in revenue from accessories and parts was primarily because of higher parts shipments during the first quarter of Fiscal 2020 compared to the prior year.

Service revenue for the first quarter of Fiscal 2020 increased $1.0 million, or 24%, to $5.1 million from $4.1 million for the first quarter of Fiscal 2019. The increase in service revenue was because of increases in revenue from our microturbine rental program, microturbine service work, an increase in revenue from FPP service agreements, and our Distributor Support System (“DSS program”). Effective January 1, 2018 we launched our DSS program to provide additional support for distributor business development, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. Earned revenue from our DSS program has been recorded as revenue and included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine (“CAL”), two of our domestic distributors accounted for 12% and 10%, respectively, of revenue for the first quarter of Fiscal 2020. Sales to Warren CAT, Supernova Energy Services SAS (“Supernova”), and E-Finity accounted for 18%, 12% and 10%, respectively, of revenue for the first quarter of Fiscal 2019.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $2.9 million, or 15% of revenue, for the first quarter of Fiscal 2020 compared to a gross margin of $1.8 million, or 9% of revenue, for the first quarter of Fiscal 2019. The increase in gross margin of $1.1 million during the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019 was primarily because of a $0.2 million increase in our direct material costs margin, and decreases in warranty expense of $0.2 million, royalty expense of $0.2 million, and production and service center labor and overhead expense of $0.5 million. Management continues to implement initiatives to improve gross margin in Fiscal 2020 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin, calculated as total revenue less our direct material costs, increased $0.2 million during the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019 primarily because of higher service margin.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.2 million during the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019 was primarily because of a lower standard warranty provision due to the supplier defect identified during the first quarter for Fiscal 2019. Management expects warranty expense in Fiscal 2020 to be lower than Fiscal 2019 primarily because of the higher standard warranty provision in Fiscal 2019 due to a supplier defect identified during the first quarter of Fiscal 2019.

Production and service center labor and overhead expense decreased $0.5 million during the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019 primarily because of $0.3 million in overhead allocated to finished goods inventory, a decrease of $0.1 million in labor costs, a decrease of $0.1 million in materials, and a decrease of $0.1 million in third party labor costs, partially offset by increases in freight and customer service costs of $0.1 million.

On July 25, 2018, we and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $0.2 million during the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019 primarily because we concluded our royalty obligation under the Development Agreement during Fiscal 2019.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended June 30,
	2019	2018
Gross Margin
Product	$0.1	$0.1
As a percentage of product revenue	1%	0%

Accessories, parts and service	$2.8	$1.7
As a percentage of accessories, parts and service revenue	31%	23%

Total Gross Margin	$2.9	$1.8
As a percentage of total revenue	15%	9%

There was no change in product gross margin during the first quarter of Fiscal 2020 and 2019. Accessories, parts and service gross margin increased during the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019 primarily because of higher revenue from our factory rental program, DSS, and higher revenue from accessories and parts.

Research and Development (“R&D”) Expenses R&D expenses for the first quarter of Fiscal 2020 and Fiscal 2019 were each $0.9 million. Management expects R&D expenses in Fiscal 2020 to be slightly higher than in Fiscal 2019 as a result of ongoing product development costs.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the first quarter of Fiscal 2020 increased $0.5 million, or 9%, to $6.2 million from $5.7 million for the first quarter of Fiscal 2019. The net increase in SG&A expenses was primarily because of increases of approximately $0.4 million in salaries expense, including non-cash stock based compensation expense and $0.3 million of marketing costs because of additional funding from the DSS program. These increases were partially offset by a decrease of approximately $0.2 million in supplies and travel during the first quarter of Fiscal 2020 compared to the same period last year. Management expects SG&A expenses in Fiscal 2020 to be higher than in Fiscal 2019 primarily as a result of increases in salaries expense, marketing expense, and professional services, including legal and accounting expenses.

Interest Expense  Interest expense increased $1.2 million to $1.3 million during the first quarter of Fiscal 2020 from $0.1 million for the first quarter of Fiscal 2019. Interest expense increased because of higher debt outstanding and a higher interest rate. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank. See Liquidity and Capital Resources—Three-year Term Note below for additional discussion on our three-year term note with Goldman Sachs.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2020 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations, and $3.1 million for systems under our factory rental program. During the first quarter of Fiscal 2020, we deployed approximately $0.7 million of our C1000 Signature Series systems under our factory rental program. We have invested our cash in institutional funds that invest in high quality short term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalents balances decreased $5.1 million during the first quarter of Fiscal 2020, compared to an increase of $0.2 million during the first quarter of Fiscal 2019. The decrease in cash and cash equivalents during the first quarter of Fiscal 2020 compared to the same period last year was because of lower proceeds from the issuance of common stock through the at-the-money offering program as described below, higher cash used for rental assets, partially offset by lower cash used in operating activities.

Operating Activities  During the first quarter of Fiscal 2020, we used $5.2 million in cash in our operating activities, which consisted of a net loss for the period of $5.6 million and cash used for working capital of $1.3 million, offset by non-cash adjustments (primarily warranty provision, depreciation and amortization, stock based compensation and inventory provision) of $1.7 million. During the first quarter of Fiscal 2019, we used $6.0 million in cash in our operating activities, which consisted of a net loss for the period of $4.9 million and cash used for working capital of $2.2 million, offset by non-cash adjustments of $1.1 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended
	June 30,
	2019	2018
Net loss	$(5,593)	$(4,897)
Non-cash operating activities(1)	1,709	1,090
Changes in operating assets and liabilities:
Accounts receivable	1,402	84
Inventories	(363)	(621)
Accounts payable and accrued expenses	(1,864)	61
Prepaid expenses, other current assets and other assets	(459)	(2,324)
Other changes in operating assets and liabilities	3	589
Net cash used in operating activities	$(5,165)	$(6,018)

(1)	Represents change in warrant valuation, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the first quarter of Fiscal 2020 compared to the same period the previous year was primarily because of the amortization of debt issuance costs from the Goldman Sachs term note payable. The change in accounts receivable during the first quarter of Fiscal 2020 was primarily the result of lower revenue in the first quarter of Fiscal 2020 compared to the same period the previous year. The change in inventory was primarily the result of an increase in raw materials and finished goods during the first quarter of Fiscal 2020 compared to the same period the previous year. The change in accounts payable and accrued expenses was primarily the result of the timing of payments made by us during the first quarter of Fiscal 2020 compared to the same period the previous fiscal year. The change in prepaid expenses, other current assets and other assets during the first quarter of Fiscal 2020, was primarily because of a supplier prepayment obligation in the first quarter of Fiscal 2019, described below, and a marketing demonstration unit accounted for as a deferred marketing cost in the first quarter of Fiscal 2020. The change in other operating assets and liabilities during the first quarter of Fiscal 2020 was primarily the result of warranty payments due to a supplier defect identified during the first quarter of Fiscal 2019.

Investing Activities  Net cash used in investing activities of $1.0 million and $0.2 million during the first quarter of Fiscal 2020 and 2019, respectively, relates primarily to the deployment of a rental unit and the acquisition of fixed assets in the first quarter of Fiscal 2020 and leasehold improvements made to our Van Nuys location during the first quarter of Fiscal 2019.

Financing Activities During the first quarter of Fiscal 2020, we generated cash of approximately $1.0 million from financing activities compared to cash generated during the first quarter of Fiscal 2019 of approximately $6.3 million. The funds generated from financing activities during the first quarter of Fiscal 2020 were primarily the result of proceeds from the at-the-market offering program described below, offset by repayment of notes payable and capital lease obligations. The funds generated from financing activities during the first quarter of Fiscal 2019 were primarily the result of proceeds from the at-the-market offering program described below and net borrowings under the credit facility, offset by repayment of notes payable and capital lease obligations.

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

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended June 30, 2019, the Company issued 1.4 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $1.2 million after deducting commissions paid of approximately $44,300. As of June 30, 2019, approximately $16.5 million remained available for issuance with respect to this at-the-market offering program.

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

As of June 30, 2019, there were 2,718,750 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 2,178,750 Series A warrants were issued with an exercise price of $2.55 per share of common stock, and have an expiration date of October 25, 2021, and 540,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $1.34 per share of common stock, and have an expiration date of April 22, 2021. As of June 30, 2019, the 540,000 Series A warrants with anti-dilution provisions had an exercise price of $0.57 per share of common stock.

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up 4,046,337 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $0.8859 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets.

There were no stock options exercised during the first quarter of Fiscal 2020 and 2019. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $1,000 and $3,000 of net cash used during the first quarter of Fiscal 2020 and 2019, respectively.

Former Credit Facility  Upon closing with the Purchaser and Goldman Sachs Specialty Lending Holdings, Inc., our existing credit facilities with Bridge Bank were paid off in full.

Three-year Term Note  On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes was on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of March 31, 2019, $30.0 million in borrowings were outstanding under the three-year term note. Under the three-year term note with Goldman Sachs we are not permitted to allow our cash and cash equivalents to be less than $12.0 million through the first anniversary date of February 4, 2020, and $9.0 million thereafter. In addition to the Note Purchase Agreement, on February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up 4,046,337 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $0.8859 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets.

Working Capital and Other Operating Assets and Liabilities Cash used for working capital and other operating assets and liabilities was $1.3 million during the first quarter of Fiscal 2020, a decrease of $0.9 million from the cash used for working capital and other operating assets and liabilities of $2.2 million during the first quarter of Fiscal 2019. The decrease in cash used was primarily due to prepayments of $2.2 million in the first quarter of Fiscal 2019 to one of our single source suppliers and changes in accounts receivable during the first quarter of Fiscal 2020, primarily the result of lower revenue in the first quarter of Fiscal 2020 compared to the same period last year. These decreases in cash used for working capital and other operating assets and liabilities were partially offset by an increase in accounts payable payments and a marketing demonstration unit accounted for as a deferred marketing cost in the first quarter of Fiscal 2020 compared to the same period last year.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the condensed consolidated financial statements for the first quarter of Fiscal 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our first quarter of Fiscal 2020 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. We incurred a net loss of $5.6 million and used cash in operating activities of $5.2 million for the first quarter of Fiscal 2020. The Company’s working capital requirements during the first quarter of Fiscal 2020 were in line with management’s expectations, which included higher inventory and accounts payable payments, offset by lower accounts receivable due to lower revenue in the first quarter of Fiscal 2020. Our net loss expanded during the first quarter of Fiscal 2020 primarily because of higher interest expense, lower revenue, and an increase in our SG&A expenses, which was primarily due to higher marketing costs because of additional funding from the DSS program. As of June 30, 2019, we had cash and cash equivalents of $24.6 million, and outstanding debt of $30.0 million.

Management evaluated these conditions in relation to our ability to meet our obligations as they become due. Our ability to continue current operations and to execute on management’s plan is dependent on our ability to generate cash flows from operations. Management believes that we will continue to make progress on our path to profitability by continuing to maintain low operating expenses and develop our geographical and vertical markets. We may seek to raise funds by selling additional securities (through at-the-market offering or otherwise). There is no assurance that we will be able to obtain additional funds on commercially favorable terms or at all. If we raise additional funds by issuing additional equity, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity that we would issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections and the term note payable with Goldman Sachs, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our first quarter of Fiscal 2020 financial statements.

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

Our accounts receivable balance, net of allowances, was $14.8 million and $16.2 million as of June 30, 2019 and March 31, 2019, respectively. Days sales outstanding in accounts receivable, (“DSO”) remained at 70 days as of June 30, 2019 and 2018. We recorded net bad debt recoveries of approximately $2,800 during the first quarter of Fiscal 2019.

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

New Accounting Pronouncements

Adopted

In June 2018, the FASB issued ASU 2018-07, “Shared-Based Payment Arrangements with Nonemployees” (Topic 505), (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted if financial statements have not yet been issued. We adopted ASU 2018-07 on April 1, 2019 and it did not have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater tha 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. We adopted ASU 2016-02 on April 1, 2019. See Note 16—Leases for additional discussion of the impact of the adoption of ASU 2016-02.

On August 17, 2018, the SEC issued Release No. 33-10532, “Disclosure Update and Simplification”, (“Release No. 33-10532”) which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements. The amendments in this rule are intended to facilitate the disclosure of information to investors and to simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders’ equity for interim financial statements, in which entities will be required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed. The final rule became effective on November 5, 2018, however the SEC announced that it would not object if a filer’s first presentation of the changes in stockholders’ equity were included in its Form 10-Q for the quarter that begins after the effective date of the amendments. We adopted Release No. 33-10532 on April 1, 2019 and it did not have a material impact on our financial disclosures.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in our quantitative and qualitative market risk disclosure as presented in our Annual Report on Form 10-K for Fiscal 2019.

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

The putative class in the Kinney Complaint was comprised of all purchasers of our securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleges that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019. Preliminary approval of the settlement was granted on May 17, 2019, with a final settlement approval hearing set for November 15, 2019. If the settlement is finalized and approved by the Court, the Company’s insurance carrier will fund the settlement amount. We have not recorded any liability as of June 30, 2019 since any potential loss is not considered material as our insurance carrier will fund the settlement amount.

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

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserted claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demanded damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserted claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. On June 6, 2019, the parties reached a confidential settlement of the action and the suit was dismissed with prejudice on July 1, 2019. We have not recorded any liability as of June 30, 2019 as our insurance carrier will fund the settlement amount.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference originally scheduled for July 29, 2019 is now scheduled for September 27, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference originally scheduled for July 29, 2019 is now scheduled for September 27, 2019.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. We have not recorded any liability as of June 30, 2019 as our insurance carrier will fund the settlement amount.

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

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. We have not recorded any liability as of June 30, 2019 as our insurance carrier will fund the settlement amount.

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

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019, at which point the parties did come to a resolution of the matter. We are currently evaluating the impact of the settlement on our financial statements.  We have not recorded any liability as of June 30, 2019, as there will be no loss incurred as a result of the settlement.

Capstone Turbine Corporation v. Energy Systems, Inc.

On August 17, 2018, we initiated arbitration proceedings against its former distributor, Energy Systems of Caribbean, Inc. (“Energy Systems”) by seeking declaratory relief that its action in terminating the distributorship was justified under the law. The claim was filed with the American Arbitration Association under the following caption: Capstone Turbine Corp. v. Energy Systems of Caribbean, Inc., Case No. 01-18-0003-1307. As remedies for these claims, we are seeking declaratory relief and attorney’s fees, interest and costs.

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

The parties entered into settlement discussions and on April 29, 2019 participated in mediation to resolve the dispute. The mediation was successful and the parties are currently drafting a more formal settlement agreement that upon execution will require the respective matters to be dismissed. We have not recorded any liability as of June 30, 2019 as any potential loss is not considered material.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, dated August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Fourth Amended and Restated Bylaws of Capstone Turbine Corporation (d)
4.1	Rights Agreement by and between Capstone Turbine Corporation and Broadridge Financial Solutions, Inc., dated May 6, 2019 (e)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 1, 2017 (File No. 001-15957)

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ JAYME L. BROOKS
Jayme L. Brooks
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)
Date: August 8, 2019