Form 10-Q
period 2019-09-30
CAPSTONE TURBINE Corp
filed 2019-11-07
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2019 was 8,414,752.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2019	2019
Assets
Current Assets:
Cash and cash equivalents	$20,898	$29,727
Accounts receivable, net of allowances of $5,115 at September 30, 2019 and $5,298 at March 31, 2019	18,095	16,222
Inventories, net	19,857	20,343
Prepaid expenses and other current assets	4,178	3,818
Total current assets	63,028	70,110
Property, plant, equipment and rental assets, net	7,186	5,291
Non-current portion of inventories	1,398	1,403
Intangible assets, net	75	187
Other assets	8,508	2,972
Total assets	$80,195	$79,963
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,883	$16,638
Accrued salaries and wages	1,631	1,637
Accrued warranty reserve	2,331	2,614
Deferred revenue	6,224	7,167
Current portion of notes payable and lease obligations	1,490	31
Total current liabilities	27,559	28,087
Deferred revenue - non-current	987	1,069
Term note payable, net	27,672	27,099
Long-term portion of notes payable and lease obligations	4,482	212
Other long-term liabilities	—	342
Total liabilities	60,700	56,809
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 7,985,495 shares issued and 7,955,191 shares outstanding at September 30, 2019; 7,197,349 shares issued and 7,171,110 shares outstanding at March 31, 2019	80	72
Additional paid-in capital	910,213	903,738
Accumulated deficit	(889,000)	(878,884)
Treasury stock, at cost; 30,304 shares at September 30, 2019 and 26,239 shares at March 31, 2019	(1,798)	(1,772)
Total stockholders’ equity	19,495	23,154
Total liabilities and stockholders' equity	$80,195	$79,963

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product, accessories and parts	$15,988	$18,627	$30,061	$35,712
Service	4,752	3,547	9,923	7,651
Total revenue	20,740	22,174	39,984	43,363
Cost of goods sold:
Product, accessories and parts	13,460	16,945	25,692	32,575
Service	4,199	3,192	8,346	6,929
Total cost of goods sold	17,659	20,137	34,038	39,504
Gross margin	3,081	2,037	5,946	3,859
Operating expenses:
Research and development	900	891	1,838	1,822
Selling, general and administrative	5,499	5,308	11,736	10,962
Total operating expenses	6,399	6,199	13,574	12,784
Loss from operations	(3,318)	(4,162)	(7,628)	(8,925)
Other income (expense)	157	(7)	158	(21)
Interest expense	(1,287)	(186)	(2,563)	(304)
Loss before provision for income taxes	(4,448)	(4,355)	(10,033)	(9,250)
Provision for income taxes	—	2	8	5
Net loss	$(4,448)	$(4,357)	$(10,041)	$(9,255)
Less: Deemed dividend on purchase warrant for common shares	75	—	75	—
Net loss attributable to common stockholders	$(4,523)	$(4,357)	$(10,116)	$(9,255)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.59)	$(0.67)	$(1.36)	$(1.46)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	7,650	6,506	7,455	6,342

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2019	7,197,349	$72	$903,738	$(878,884)	26,239	$(1,772)	$23,154
Purchase of treasury stock	—	—	—	—	78	—	—
Vested restricted stock awards	229	—	—	—	—	—	—
Stock-based compensation	—	—	262	—	—	—	262
Issuance of common stock, net of issuance costs	143,387	1	1,221	—	—	—	1,222
Net loss	—	—	—	(5,593)	—	—	(5,593)
Balance, June 30, 2019	7,340,965	$73	$905,221	$(884,477)	26,317	$(1,772)	$19,045
Purchase of treasury stock	—	—	—	—	3,987	(26)	(26)
Vested restricted stock awards	1,250	—	26	—	—	—	26
Stock-based compensation	—	—	104	—	—	—	104
Exercise of stock options and employee stock purchases	522	—	3	—	—	—	3
Stock awards to Board of Directors	26,315	—	(24)	—	—	—	(24)
Issuance of common stock, net of issuance costs	616,443	7	4,808	—	—	—	4,815
Deemed dividend on purchase warrant for common shares	—	—	75	(75)	—	—	—
Net loss	—	—	—	(4,448)	—	—	(4,448)
Balance, September 30, 2019	7,985,495	$80	$910,213	$(889,000)	30,304	$(1,798)	$19,495

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2018	5,706,260	$57	$889,585	$(862,224)	14,596	$(1,658)	$25,760
Purchase of treasury stock	—	—	—	—	168	(3)	(3)
Vested restricted stock awards	469	—	3	—	—	—	3
Stock-based compensation	—	—	227	—	—	—	227
Warrants exercised	346,691	3	4,967	—	—	—	4,970
Issuance of common stock, net of issuance costs	380,621	4	(4)	—	—	—	—
Net loss	—	—	—	(4,898)	—	—	(4,898)
Balance, June 30, 2018	6,434,041	$64	$894,778	$(867,122)	14,764	$(1,661)	$26,059
Purchase of treasury stock	—	—	—	—	6,254	(70)	(70)
Vested restricted stock awards	330	—	70	—	—	—	70
Stock-based compensation	—	—	224	—	—	—	224
Exercise of stock options and employee stock purchases	102	—	1	—	—	—	1
Stock awards to Board of Directors	45,719	—	(70)	—	—	—	(70)
Issuance of common stock, net of issuance costs	301,608	4	3,105	—	—	—	3,109
Net loss	—	—	—	(4,357)	—	—	(4,357)
Balance, September 30, 2018	6,781,800	$68	$898,108	$(871,479)	21,018	$(1,731)	$24,966

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(10,041)	$(9,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	816	568
Amortization of financing costs and discounts	573	85
Amortization of right-of-use assets	691	—
(Reduction) in accounts receivable allowances	(77)	55
Inventory provision	428	408
Provision for warranty expenses	452	1,251
Loss on disposal of equipment	(2)	7
Stock-based compensation	366	451
Changes in operating assets and liabilities:
Accounts receivable	(1,795)	(619)
Inventories	64	(320)
Prepaid expenses, other current assets and other assets	299	(5,135)
Accounts payable and accrued expenses	(1,426)	448
Accrued salaries and wages and long term liabilities	(8)	(32)
Accrued warranty reserve	(735)	(691)
Deferred revenue	(1,025)	184
Net cash used in operating activities	(11,420)	(12,595)
Cash Flows from Investing Activities:
Expenditures for property, equipment and rental assets	(3,031)	(316)
Net cash used in investing activities	(3,031)	(316)
Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	—	3,969
Repayment of notes payable and lease obligations	(393)	(173)
Cash used in employee stock-based transactions	(26)	(73)
Net proceeds from issuance of common stock and warrants	6,041	8,083
Net cash provided by financing activities	5,622	11,806
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	(8,829)	(1,105)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	29,727	19,408
Cash, Cash Equivalents and Restricted Cash, End of Year	$20,898	$18,303
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,579	$186
Income taxes	$15	$5
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$17	$110
Deemed dividend	$75	$—

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

Reverse Stock Split  At the annual meeting of stockholders of the Company held on August 29, 2019, the Company’s stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation (the “Amendment”) to effect a reverse stock split of our common stock at a ratio in the range of one-for-five (1:5) to one-for-ten (1:10). Pursuant to such authority granted by the stockholders, the Company’s board of directors approved a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of the common stock and the filing of the Amendment. The certificate was filed with the Secretary of State of Delaware, effective on October 21, 2019 and the Reverse Stock Split became effective as of that date as filed with the SEC under the Securities and Exchange Act. Accordingly, all references to numbers of common shares, including the number of common shares on an as-if-converted basis, per-share data and share prices and exercise prices in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Evaluation of Ability to Maintain Current Level of Operations  In connection with preparing the condensed consolidated financial statements for the six months ended September 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its second quarter of Fiscal 2020 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $10.0 million and used cash in operating activities of $11.4 million for the six months ended September 30, 2019. The Company’s working capital requirements during the six months ended September 30, 2019 were higher than management’s expectations, which included higher accounts receivable due to delayed collections and higher accounts payable payments, partially offset by lower inventory. The Company’s net loss expanded during the six months ended September 30, 2019 compared to the same period the previous year primarily because of higher interest expense and higher selling, general and administrative expense, partially offset by higher gross margins from our accessories, parts and service business. As of September 30, 2019, the Company had cash and cash equivalents of $20.9 million, and outstanding debt of $30.0 million (see Note 11 – Term Note Payable for further discussion of the outstanding debt).

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

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under the note purchase agreement, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of our second quarter of Fiscal 2020 financial statements.

Basis for Consolidation  The condensed consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004 and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

3.  Recently Issued Accounting Pronouncements

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

In June 2018, the FASB issued ASU 2018-07, “Share-Based Payment Arrangements with Nonemployees” (Topic 505), (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted if financial statements have not yet been issued. The Company adopted ASU 2018-07 on April 1, 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

4.  Customer Concentrations and Accounts Receivable

Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine, two of the Company’s domestic distributors, accounted for 17% and 12%, respectively, of revenue for the three months ended September 30, 2019. Sales to Horizon Power Systems (“Horizon”) and E-Finity, two of the Company’s domestic distributors and Safwan Petroleum Technologies Company (“Spetco International”), one of the Company’s Middle East and African distributors, accounted for 15%, 12% and 10%, respectively, of revenue for the three months ended September 30, 2018. For the six months ended September 30, 2019, E-Finity and Cal Microturbine, accounted for 15% and 11% of revenue, respectively. For the six months ended September 30, 2018, E-Finity and Horizon, accounted for 11% and 10% of revenue, respectively.

Additionally, E-Finity and Cal Microturbine accounted for 13% and 10%, respectively, of net accounts receivable as of September 30, 2019. Reliable Secure Power Systems, (“RSP”), one of the Company’s domestic distributors and E-Finity, accounted for 14% and 10%, respectively, of net accounts receivable as of March 31, 2019.

On October 13, 2017, the Company entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Turbine International, LLC (“TI”).

Pursuant to the terms of the Assignment Agreement, the Company agreed to assign to TI the right, title and interest to receivables owed to the Company from BPC Engineering, its former Russian distributor (“BPC”), upon TI’s payment to the Company of $2.5 million in three payments by February 1, 2018. The Company received payments from TI of approximately $1.0 million under the Assignment Agreement during Fiscal 2018, which was recorded as bad debt recovery. The receivables owed to the Company from BPC had a balance of $4.8 million as of September 30, 2019, and this balance was fully reserved.

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

On June 5, 2018, the Company entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to the Company from BPC was be contingent upon TI’s payment to the Company of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay the Company $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019. As of September 30, 2019, the right, title and interest to the receivables owed to the Company from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Amended Assignment Agreement. The payments of $0.4 million, $0.3 million, and $0.3 million, due March 20, 2019, June 20, 2019, and September 20, 2019, respectively, under the Amended Assignment Agreement, have not been received at the time of this filing.

The Company recorded a net bad debt recovery of approximately $0.1 million during the three and six months ended September 30, 2019, respectively. The Company recorded a net bad debt expense of approximately $0.1 million during the three and six months ended September 30, 2018, respectively.

As of March 31, 2015, the Company had an amount owed of approximately $8.1 million by BPC. As of September 30, 2019, the Company cumulatively collected approximately $1.8 million from BPC on their accounts receivable, which has been previously reserved. The Company cumulatively collected approximately $1.5 million from TI, under the terms of the Assignment Agreement and the Amended Assignment Agreement. The remaining balance of the fully reserved accounts receivable was $4.8 million as of September 30, 2019.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of September 30, 2019 and March 31, 2019 (in thousands):

	September 30,	March 31,
	2019	2019
Raw materials	$21,713	$24,426
Work in process	155	—
Finished goods	2,281	1,207
Total	24,149	25,633
Less inventory reserve	(2,894)	(3,887)
Less non-current portion	(1,398)	(1,403)
Current portion	$19,857	$20,343

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2019 is 1.1 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2019 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$688
25 to 36 months	710
Total	$1,398

6.  Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following as of September 30, 2019 and March 31, 2019 (in thousands):

	September 30,	March 31,
	2019	2019
Machinery, equipment, automobiles and furniture	$15,582	$15,344
Leasehold improvements	11,114	11,074
Molds and tooling	3,055	2,893
Rental assets	4,874	2,818
	34,625	32,129
Less, accumulated depreciation	(27,439)	(26,838)
Total property, plant, equipment and rental assets, net	$7,186	$5,291

During the second quarter of Fiscal 2020, the Company deployed approximately $1.3 million of its C1000 Signature Series systems (1.6 megawatts “MW”) under its long-term rental program, bringing the total rental fleet to 6.2 MWs. During the six months ended September 30, 2019, the Company deployed approximately $2.0 million of its C1000 Signature Series systems under its long-term rental program.

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, equipment and rental assets was $0.4 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense for property, equipment and rental assets was $0.7 million and $0.4 million for the six months ended September 30, 2019 and 2018, respectively.

7.  Intangible Assets

Intangible assets consisted of the following as of September 30, 2019 and March 31, 2019 (in thousands):

	September 30, 2019
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	2,165	75
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,631	$75

	March 31, 2019
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	2,053	187
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,519	$187

Amortization expense for the intangible assets was $0.1 million for each of the three and six months ended September 30, 2019 and 2018, respectively.

Expected future amortization expense of intangible assets as of September 30, 2019 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2020 (remainder of fiscal year)	$75
Total expected future amortization	$75

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $9,200 and $10,000 were earned by Solar for the three months ended September 30, 2019 and 2018, respectively. Royalties of approximately $16,400 and $17,100 were earned by Solar for the six months ended September 30, 2019 and 2018, respectively. Earned royalties of approximately $42,500 and $26,100 were unpaid as of September 30, 2019 and March 31, 2019, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by condensed consolidated statement of operations line item, stock-based compensation expense for the Company’s three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$18	$13	$36	$25
Research and development	10	6	20	13
Selling, general and administrative	76	205	310	413
Stock-based compensation expense	$104	$224	$366	$451

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 184,900 shares. In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Turbine Corporation 2017 Equity Incentive Plan (the “2017 Plan”) which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provides for awards of up to 300,000 shares of common stock. The 2017 Plan is administered by the Compensation Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors adopted an amendment of the 2017 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2017 Plan by 300,000 shares of common stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018.

On August 29, 2019, at the Company’s 2019 annual meeting, the Registrant’s stockholders approved another amendment to the 2017 Plan to increase the aggregate number of shares authorized for issuance under the 2017 Plan by 300,000 shares to 900,000 shares of common stock. As of September 30, 2019, there were 523,613 shares available for future grants under the 2017 Plan.

Stock Options

The Company issued stock options under the 2000 Plan and can issue stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s six months ended September 30, 2019 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2019	17,495	$209.40
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(3,550)	$166.40
Options outstanding at September 30, 2019	13,945	$220.30	2.1	—
Options fully vested at September 30, 2019 and those expected to vest beyond September 30, 2019	13,945	$220.30	2.1	—
Options exercisable at September 30, 2019	13,945	$220.30	2.1	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the three or six months ended September 30, 2019 or 2018. There was no expense associated with stock options during the three or six months ended September 30, 2019 or 2018. There were no unvested stock option awards as of September 30, 2019.

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

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2019	221,744	$10.20
Granted	136,383	6.20
Vested and issued	(27,795)	12.30
Forfeited	(51,577)	8.30
Nonvested restricted stock units outstanding at September 30, 2019	278,755	8.40
Restricted stock units expected to vest beyond September 30, 2019	278,753	$8.40

The following table provides additional information on restricted stock units and performance restricted stock units for the Company’s three and six months ended September 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Restricted stock compensation expense (in thousands)	$104	$224	$366	$451
Aggregate fair value of restricted stock units vested and issued (in thousands)	$179	$516	$181	$523
Weighted average grant date fair value of restricted stock units granted during the period	$6.80	$11.40	$8.20	$13.60

As of September 30, 2019, there was approximately $1.3 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.6 years.

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

During the six months ended September 30, 2019, the Company granted 30,136 PRSUs with a three-year performance measurement period and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during the six months ended September 30, 2019 was $8.90. However, based on the Company’s assessment as of September 30, 2019 that the PRSU threshold for the first performance measurement likely would not be met, the fair value of the PRSU awards were determined to be zero and no compensation expense was recorded or recognized during the six months ended September 30, 2019. Any compensation expense will be recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan to employees and non-employee directors. There were no restricted stock awards granted during the three and six months ended September 30, 2019 or 2018. No expense was recorded associated with its restricted stock awards during the three and six months ended September 30, 2019 or 2018.

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

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the current amendment, 7,000 shares of the Company’s common stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s common stock available increased by 50,000 shares which reserved for issuance a total of 57,000 shares of common stock. Under the ESPP, shares of the Company’s common stock are issued upon exercise of the purchase rights. The ESPP will continue by its terms through June 30, 2020, unless terminated sooner. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question. During the six months ended September 30, 2019, the Company issued a total of 522 shares of stock to regular full and part-time employees or officers of the Company who elected to participate in the ESPP. As of September 30, 2019, there were 49,270 shares available for future grant under the ESPP.

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

The New Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) May 6, 2022 or such later day as may be established by the Board prior to the expiration of the New Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the New Rights are redeemed pursuant to the NOL Rights Agreement; (iii) the time at which the New Rights are exchanged pursuant to the NOL Rights Agreement; (iv) the time at which the New Rights are terminated upon the occurrence of certain transactions; (v) the close of business on the effective date of the repeal of Section 382 of the Tax Code, if the Board determines that the NOL Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vi) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits are available to be carried forward, (the earliest of (i), (ii), (iii), (iv), (v), (vi) and (vi) is referred to as the “Expiration Date”).

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

9.   Offerings of Common Stock and Warrants and At-the-Market Offering Program

At-the-market offerings

Effective August 28, 2015, the Company entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. During the six months ended September 30, 2018, the Company issued 0.3 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of September 30, 2018, 2.6 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended September 30, 2019, the Company issued approximately 36,000 shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $0.3 million after deducting commissions paid of approximately $10,800. During the six months ended September 30, 2019, the Company issued 0.2 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $1.5 million after deducting commissions paid of approximately $0.1 million. As of September 30, 2019, approximately $16.2 million remained available for issuance with respect to this at-the-market offering program.

Warrants

On April 13, 2018, a warrant holder exercised its rights to the warrant agreement to exercise on a cashless basis 576,000 Series A warrants at an exercise price of $6.00 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 380,625 shares of common stock.

As of September 30, 2019, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of common stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of common stock, and have an expiration date of April 22, 2021. As of September 30, 2019, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $5.70 per share of common stock.

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets. The Company’s common stock and warrant transactions during the second quarter of Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding. As a result, the Company issued an additional 29,646 warrants and recorded a deemed dividend amounting to $74,989.

On September 4, 2019, we entered into a Securities Purchase Agreement (the “Securities  Purchase Agreement”) with certain institutional and accredited investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) an aggregate of 580,000 shares of our common stock, par value $0.001 per share at a negotiated purchase price of $5.00 per share, and pre-funded warrants to purchase up to an aggregate of 440,000 shares of our common stock at a negotiated purchase price of $5.00 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.1 million (580,000 shares of our common stock plus 440,000 pre-funded warrants at a $5.00 per share purchase price), before deducting placement agent fees and other offering expenses. Net proceeds from the offering were $4.7 million. The offering closed on September 9, 2019.

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025.

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

	As of		As of
	September 30, 2019		March 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$27,672	$30,000	$27,099	$30,000

11.  Term Note Payable

On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of September 30, 2019, $30.0 million in borrowings were outstanding under the three-year term note.

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

The financial covenants of the Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2020. Additionally, we shall not permit our minimum consolidated liquidity, which consists of our cash and cash equivalents, to be less than $12.0 million through February 4, 2020, and $9.0 million thereafter. As of September 30, 2019, the Company was in compliance with the covenants contained in the Note Purchase Agreement.

The three-year term note has been recorded net of a discount based on the fair value of the associated common stock warrants and debt issuance costs totaling $2.3 million. Amortization of the debt discount and debt issuance costs was $0.3 million and $0.6 million for the three and six months ended September 30, 2019, respectively, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the term note payable during the three months ended September 30, 2019 was $1.3 million, which includes $0.3 million in amortization of debt issuance costs. Interest expense payable during the six months ended September 30, 2019 was $2.6 million, which includes $0.6 million in amortization of debt issuance costs.

When we entered into the Note Purchase Agreement the existing credit facility with Bridge Bank was paid in full. As such, there was no interest expense related to the credit facility during the six months ended September 30, 2019. Interest expense related to the credit facility during the three and six months ended September 30, 2018 was $0.2 million and $0.3 million, which includes $46,900 and $0.1 million in amortization of debt issuance costs, respectively.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the six months ended September 30, 2019 are as follows (in thousands):

Balance, beginning of the period	$2,614
Standard warranty provision	452
Accrual related to reliability repair programs	—
Deductions for warranty claims	(735)
Balance, end of the period	$2,331

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

The following table presents disaggregated revenue by business group for the three and six months ended September 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Microturbine Products	$12,016	$22,102
Accessories and Parts	3,972	7,959
Total Product, Accessories and Parts	15,988	30,061
Service	4,752	9,923
Total Revenue	$20,740	$39,984

Following is the geographic revenue information based on the primary operating location of the Company’s customers for the three and six months ended September 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
United States	$9,838	$17,467
Mexico	242	1,483
All other North America	79	752
Total North America	10,159	19,702
Russia	830	2,285
All other Europe	4,468	7,017
Total Europe	5,298	9,302
Asia	921	2,449
Australia	468	2,138
All other	3,894	6,393
Total Revenue	$20,740	$39,984

Contract Balances

Our contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.

As of September 30, 2019, the balance of deferred revenue was approximately $7.2 million compared to $8.2 million as of March 31, 2019. This overall decrease in the balance of deferred revenue of $1.0 million during the six months ended September 30, 2019 was comprised of decreases in deferred revenue attributable to FPP contracts of $0.4 million and deferred revenue attributable to the Distributor Support System (“DSS program”) of $0.8 million, these decreases were offset by an increase in deferred revenue attributable to deposits of $0.2 million. Changes in deferred revenue during the six months ended September 30, 2019 are as follows (in thousands):

FPP Balance, beginning of the period	$4,881
FPP Billings	7,779
FPP Revenue recognized	(8,177)
Balance attributed to FPP contracts	4,483
DSS Program	901
Deposits	1,827
Deferred revenue balance, end of the period	$7,211

Deferred revenue attributed to FPP contracts represents the unearned portion of our contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

As of September 30, 2019, approximately $4.5 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $3.5 million of these remaining performance obligations over the next 12 months and the balance of $1.0 million will be recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of September 30, 2019 was not material.

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

14.  Other Assets

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. Carrier earned zero and $0.2 million in royalties for C200 and C1000 Series system sales during the six months ended September 30, 2019 and 2018, respectively. There were no unpaid, earned royalties as of September 30, 2019.

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

September 30,
2019
Other current assets	$124
Other assets	2,703
Royalty-related assets	$2,827

15.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2019, the Company had firm commitments to purchase inventories of approximately $28.6 million through Fiscal 2022. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

The putative class in the Kinney Complaint is comprised of all purchasers of the Company’s securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleges that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019. Preliminary approval of the settlement was granted on May 17, 2019, with a final settlement approval hearing set for November 15, 2019. If the settlement is finalized and approved by the Court, the Company’s insurance carrier will fund the settlement amount. The Company has not recorded any liability as of September 30, 2019 since any potential loss is not considered material as its insurance carrier will fund the settlement amount.

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

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserted claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demanded damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserted claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. On June 6, 2019, the parties reached a confidential settlement of the action and the suit was dismissed with prejudice on July 1, 2019. The Company has not recorded any liability as of September 30, 2019 as its insurance carrier will fund the settlement amount.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference previously scheduled for September 27, 2019 is now scheduled for December 17, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference previously scheduled for September 27, 2019 is now scheduled for December 17, 2019.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. The Company has not recorded any liability as of September 30, 2019 as its insurance carrier will fund the settlement amount.

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

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. We have not recorded any liability as of September 30, 2019 as our insurance carrier will fund the settlement amount.

Capstone Turbine Corporation v. Regatta Solutions, Inc.

On August 23, 2018, the Company initiated arbitration proceedings against its former distributor, Regatta Solutions, Inc. (“Regatta”), with the American Arbitration Association (“AAA”), under the following caption: Capstone Turbine Corp. v. Regatta Solutions, Inc., Case No. 01-18-0003-0860 (the “Capstone-Regatta Arbitration”). The Company has alleged claims against Regatta for breach of contract and unjust enrichment relating to the parties’ prior distributor relationship, which terminated at the end of March of 2018, and the related wind-down agreement between the parties. As remedies for these claims, the Company is seeking compensatory, consequential, and punitive damages, along with declaratory relief and attorney’s fees, interest, and costs.

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

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019 at which point the parties did come to a resolution of the matter. The parties are now currently involved in implementing the settlement. The settlement did not have a material impact on our condensed consolidated financial statements.

Capstone Turbine Corporation v. Energy Systems, Inc.

On August 17, 2018 Capstone initiated arbitration proceedings against its former distributor, Energy Systems of Caribbean, Inc. (“Energy Systems”) by seeking declaratory relief that its action in terminating the distributorship was justified under the law. The claim was filed with the AAA under the following caption: Capstone Turbine Corp. v. Energy Systems of Caribbean, Inc., Case No. 01-18-0003-1307. As remedies for these claims, we are seeking declaratory relief and attorney’s fees, interest and costs.

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

The parties entered into settlement discussions and on April 29, 2019 participated in mediation to resolve the dispute. The mediation was successful and the parties then jointly requested the dismissal of both the AAA matter and the matter before the United States District Court for the District of Puerto Rico. Based on the parties’ joint stipulation, on September 27, 2019 the United States District Court for the District of Puerto Rico dismissed the matter with prejudice. The resolution of this matter did not have a material impact on our condensed consolidated financial statements.

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

The components of lease expense were as follows for the Company’s three and six months ended September 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$515	$996

 Rental expense for operating leases classified under the previous accounting standard, Accounting Standards Codification (“ASC”) Topic 840, for the three and six months ended September 30, 2018 was approximately $0.6 million and $1.2 million, respectively.

Supplemental balance sheet information related to the leases was as follows (in thousands):

Operating Leases	September 30, 2019
Operating lease right-of-use assets	$5,297
Total operating lease right-of-use assets	$5,297

Operating lease liability, current	$1,276
Operating lease liability, non-current	4,309
Total operating lease liabilities	$5,585

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,050

Other supplemental operating lease information consists of the following:

Weighted average remaining lease life	8 years
Weighted average discount rate	13%

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2020 (remainder of fiscal year)	$594
2021	1,116
2022	1,099
2023	1,125
2024	1,153
2025	1,042
Thereafter	3,002
Total lease payments	$9,131
Less: imputed interest	(3,546)
Present value of operating lease liabilities	$5,585

17.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2019 which would make these instruments anti-dilutive. As of September 30, 2019 and 2018, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.3 million and 0.2 million, respectively. As of September 30, 2019 and 2018, the number of PRSUs subject to performance conditions which have not been satisfied have been excluded from diluted net loss per common share computations was approximately 30,000. As of September 30, 2019 and 2018, the number of warrants excluded from diluted net loss per common share computations was approximately 1.9 million and 0.3 million, respectively.

18. Subsequent Events

On October 21, 2019, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share, effective as of 5:00 p.m. Eastern Standard Time on the filing date. For purposes of presentation, all share and per share information and instruments outstanding under stock plans contained in this report on Form 10-Q have been retroactively adjusted to reflect the reverse stock split as of September 30, 2019.

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

Our goals for Fiscal 2020 are to improve cash flow, working capital, and our balance sheet; grow revenue through accelerating global product sales; diversify into additional market verticals and geographies; and increase aftermarket sales absorption. During the second quarter of Fiscal 2020 our net loss was $4.4 million and our basic and diluted loss per share was $0.59 compared to $4.4 million and $0.67, respectively, in the same period of the previous year.  Product revenue was lower as we build to a fixed number of production slots for our microturbines each quarter and during the second quarter of Fiscal 2020, we allocated two C1000 Signature Series systems production slots to our long-term rental program. Additionally, although the U.S. dollar has somewhat weakened against other currencies, it continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets, as we sell in U.S. dollars. Total service revenue increased approximately 34% during the second quarter of Fiscal 2020 primarily due to increases in revenue from our FPP service contracts and new long-term rental program compared to the same period last year. The increase in FPP service revenue was primarily the result of not recognizing revenue in the second quarter of Fiscal 2019 on certain reassigned FPP service contracts. The increases in operating expense was primarily because of higher marketing and labor costs. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank, which resulted in higher interest expense during the second quarter of Fiscal 2020 compared to the same period last year.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Energy efficiency	54%	53%	53%	40%
Natural resources	27%	44%	34%	51%
Renewable energy	19%	3%	13%	6%
Microgrid	—	—	—	3%

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

Backlog

Net product orders were approximately $1.6 million and $8.8 million for the three months ended September 30, 2019 and 2018, respectively. Ending backlog was approximately $59.8 million at September 30, 2019 compared to $78.4 million at September 30, 2018. The gross book-to-bill ratio was 1.0:1 and 0.7:1 for the three months ended September 30, 2019 and 2018, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

During the second quarter of Fiscal 2020, we removed from product backlog orders related to Green Energy Sustainable Solutions, Inc. (“GESS”) of approximately $10.6 million. This removal was the result of Capstone’s findings following further review of GESS’s ability to meet its obligations under their national account agreement.

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

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC was contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. The receivables owed to us from BPC had a balance of $4.8 million as of September 30, 2019, and this balance was fully reserved. As of September 30, 2019, the right, title and interest to the accounts receivables owed to us from BPC had not been assigned to TI, as TI had not yet made all payments as required under the Amended Assignment Agreement. The payments of $0.4 million, $0.3 million, and $0.3 million due March 20, 2019, June 20, 2019, and September 20, 2019, respectively, under the Amended Assignment Agreement, have not been received at the time of this filing. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting in December 20, 2019.

Due to the above amendments, during the three months ended March 31, 2018 we removed product orders related to BPC from backlog for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. Additionally, for Fiscal 2019, we removed product orders related to BPC from backlog for approximately $20.7 million. During the three months ended June 30, 2019 we removed approximately $4.6 million. These removals were the result of our continuous review of BPC related backlog with TI which resulted in us no longer honoring the product pricing. After removal of the foregoing orders, the remaining backlog related to BPC as of September 30, 2019 comprises up to approximately 27% of our total backlog. This remaining backlog related to BPC continues to be reviewed with TI and the other new distributors in the region, and they have the right to request delivery of those backlog orders if the associated projects proceed. Nonetheless, the remaining backlog related to BPC may be negatively impacted.

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

Our FPP backlog as of September 30, 2019 was approximately $78.7 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2034. Our FPP backlog as of September 30, 2018 was approximately $73.8 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031.

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

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters. During the first quarter of Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. As of September 30, 2019, there were gradual improvement trends in the capacity issues at the supplier.  A new supplier has been identified and has been fully qualified and is now working towards increasing its capacity and is expected to meet our production volumes during Fiscal 2020.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended September 30,
	2019	2018
	Revenue	Revenue
United States and Canada	$9.9	$11.1
Europe and Russia	5.3	4.4
Latin America	2.5	1.8
Asia and Australia	1.4	2.7
Middle East and Africa	1.6	2.2
Total	$20.7	$22.2

Revenue  Revenue for the three months ended September 30, 2019 decreased $1.5 million, or 7%, to $20.7 million from $22.2 million for the three months ended September 30, 2018. The change in revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 included decreases in revenue of $1.3 million from the Asian and Australian markets, $1.2 million from the United States and Canadian markets and $0.6 million from the Middle East and African markets. These overall decreases in revenue were offset by increases in revenue of $0.9 million from the Europe and Russian markets and $0.7 million from the Latin American markets. The decrease in revenue in the Asian and Australian markets during the three months ended September 30, 2019 compared to the same period last year was primarily because of a decrease in product shipments into the energy efficiency vertical market during the three months ended September 30, 2019 compared to the same period last year. The decrease in revenue in the United States and Canadian markets was primarily because we deployed 1.6 megawatts C1000 Signature Series systems under our long-term rental program. The decrease in revenue in the Middle East and African markets was primarily the result of the ongoing geopolitical tensions in these regions and continues to be negatively impacted by the volatility of the global oil and gas markets. The increase in revenue in the Europe and Russian markets was primarily the result of our continued investment in key growth initiatives in those markets. The increase in revenue in the Latin American markets was primarily because of an increase in accessories and parts shipments during the three months ended September 30, 2019 compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2019			2018
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$12.0	11.8	72	$14.9	15.9	82

Accessories and Parts	4.0			3.8
Service	4.7			3.5
Total Accessories, Parts and Service	8.7			7.3
Total	$20.7			$22.2

For the three months ended September 30, 2019, revenue from microturbine products decreased $2.9 million, or 19%, to $12.0 million from $14.9 million for the three months ended September 30, 2018. The decrease in revenue and megawatts shipped was primarily because we deployed 1.6 megawatts C1000 Signature Series systems under our long-term rental program during the three months ended September 30, 2019 compared to the same period last year, as well as lower volume. Megawatts shipped was 11.8 megawatts and 15.9 megawatts during the three months ended September 30, 2019 and 2018, respectively. Average revenue per megawatt shipped was approximately $1.0 million and $0.9 million during the three months ended September 30, 2019 and 2018, respectively. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the three months ended September 30, 2019, revenue from our accessories and parts increased $0.2 million, or 5%, to $4.0 million from $3.8 million for the three months ended September 30, 2018. The increase in revenue from accessories and parts was primarily due to parts from higher powerhead and engine shipments during the three months ended September 30, 2019 compared to the prior year.

Service revenue for the three months ended September 30, 2019 increased $1.2 million, or 34%, to $4.7 million from $3.5 million for the three months ended September 30, 2018. The increase in service revenue was due to increases in revenue from our new long-term rental program, new FPP service agreements, and the result of not recognizing revenue on certain FPP service contracts because of the reassignment of those service contracts during the same period last year. Effective January 1, 2018 we launched our DSS program to provide additional support for distributor business development, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. Earned revenue from our DSS program has been recorded as revenue and included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to E-Finity and Cal Microturbine, two of our domestic distributors, accounted for 17% and 12%, respectively, of revenue for the three months ended September 30, 2019. Sales to Horizon and E-Finity, two of our domestic distributors, and Spetco International, one of our Middle East and African distributors, accounted for 15%, 12% and 10%, respectively, of revenue for the three months ended September 30, 2018.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $3.1 million, or 15% of revenue, for the three months ended September 30, 2019 compared to a gross margin of $2.0 million, or 9% of revenue, for the three months ended September 30, 2018. The increase in gross margin of $1.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a $0.2 million increase in our direct material costs margin, and decreases in warranty expense of $0.6 million, and production and service center labor and overhead expense decreases of $0.3 million. Management continues to implement initiatives to improve gross margin in Fiscal 2020 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin, calculated as total revenue less our direct material costs, increased $0.2 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily because of higher service margin.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily because of a lower standard warranty provision due to the supplier defect identified during the first quarter of Fiscal 2019. Management expects warranty expense in Fiscal 2020 to be lower than Fiscal 2019 primarily because of the higher standard warranty provision in Fiscal 2019 due to a supplier defect identified during the first quarter of Fiscal 2019.

Production and service center labor and overhead expense decreased $0.3 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily because of $0.3 million in overhead allocated to finished goods inventory, a decrease of $0.1 million in labor costs, and a decrease of $0.1 million in third party labor costs, partially offset by an increase of $0.2 million in facilities expense.

On July 25, 2018, we and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense increased $15,000 during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of higher sales of our C200 Series systems.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended September 30,
	2019	2018
Gross Margin
Product	$0.4	$0.3
As a percentage of product revenue	3%	2%

Accessories, parts and service	$2.7	$1.7
As a percentage of accessories, parts and service revenue	31%	24%

Total Gross Margin	$3.1	$2.0
As a percentage of total revenue	15%	9%

Product gross margin increased $0.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Accessories, parts and service gross margin increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily because of higher service revenue resulting from the reassignment of certain long-term factory protection plan contracts during the second quarter of Fiscal 2019 and because of revenue from our long-term rental program.

Research and Development (“R&D”) Expenses R&D expenses for the three months ended September 30, 2019 and 2018 were each $0.9 million. Management expects R&D expenses in Fiscal 2020 to be slightly higher than in Fiscal 2019 as a result of ongoing product development costs.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended September 30, 2019 increased $0.2 million, or 4%, to $5.5 million from $5.3 million for the three months ended September 30, 2018. The net increase in SG&A expenses was primarily because of increases of approximately $0.3 million in marketing costs because of additional funding from the DSS program, and $0.1 million in allocated costs for shared-services facilities expense. These increases were partially offset by decreases of approximately $0.1 million in professional services expense and $0.1 million in labor expense, including non-cash stock based compensation expense during the three months ended September 30, 2019 compared to the same period last year. Management expects SG&A expenses in Fiscal 2020 to be higher than in Fiscal 2019 primarily as a result of increases in salaries expense, marketing expense, and professional services, including legal and accounting expenses.

Interest Expense  Interest expense increased $1.1 million to $1.3 million during the three months ended September 30, 2019 from $0.2 million for the three months ended September 30, 2018. Interest expense increased because of higher debt outstanding and a higher interest rate. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank. See Liquidity and Capital Resources—Three-year Term Note below for additional discussion on our three-year term note with Goldman Sachs.

Six Months Ended September 30, 2019 and 2018

The following table summarizes our revenue by geographic markets (amounts in millions):

	Six Months Ended September 30,
	2019	2018
	Revenue	Revenue
United States and Canada	$18.2	$22.1
Europe and Russia	9.3	9.3
Latin America	6.1	5.4
Asia and Australia	4.6	4.4
Middle East and Africa	1.8	2.2
Total	$40.0	$43.4

Revenue  Revenue for the six months ended September 30, 2019 decreased $3.4 million, or 8%, to $40.0 million from $43.4 million for the six months ended September 30, 2018. The change in revenue for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 included decreases in revenue of $3.9 million from the United States and Canadian markets and $0.4 million from the Middle East and African markets. These overall decreases in revenue were offset by increases in revenue of $0.7 million from the Latin American markets and $0.2 million from the Asia and Australian markets. The decrease in revenue in the United States and Canadian markets during the six months ended September 30, 2019 compared to the same period last year was primarily because we deployed 2.6 megawatts C1000 Signature Series systems under our long-term rental program and a 0.6 megawatt system as a customer demo unit. The decrease in revenue in the Middle East and African markets was primarily the result of the ongoing geopolitical tensions in these regions and continues to be negatively impacted by the volatility of the global oil and gas markets. The increase in revenue in the Latin American markets was primarily because of an increase in accessories and parts shipments during the six months ended September 30, 2019 compared to the same period last year. The increase in revenue in the Asian and Australian markets was primarily because of an increase in system shipments into the natural resources market vertical during the six months ended September 30, 2019 compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2019			2018
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$22.1	21.7	129	$28.5	28.8	140

Accessories and Parts	8.0			7.2
Service	9.9			7.7
Total Accessories, Parts and Service	17.9			14.9
Total	$40.0			$43.4

For the six months ended September 30, 2019, revenue from microturbine products decreased $6.4 million, or 22%, to $22.1 million from $28.5 million for the six months ended September 30, 2018. The decrease in revenue and megawatts shipped was primarily because of a decrease in volume, as well as the deployment of 2.6 megawatts C1000 Signature Series systems under our factory rental program, and a 0.6 megawatt system deployed as a customer demo unit during the six months ended September 30, 2019 compared to no rental or demo units the same period last year. Megawatts shipped during the six months ended September 30, 2019 decreased 7.1 megawatts, or 25%, to 21.7 megawatts from 28.8 megawatts during the six months ended September 30, 2018. Average revenue per megawatt shipped was approximately $1.0 million during the six months ended September 30, 2019 and 2018, respectively. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the six months ended September 30, 2019, revenue from our accessories and parts increased $0.8 million, or 11%, to $8.0 million from $7.2 million for the six months ended September 30, 2018. The increase in revenue from accessories and parts was primarily due to parts from higher powerhead and engine shipments.

Service revenue for the six months ended September 30, 2019 increased $2.2 million, or 29%, to $9.9 million from $7.7 million for the six months ended September 30, 2018. The increase in service revenue was due to increases in revenue from new FPP service contracts and revenue from our long-term rental program, and lower than expected service revenue resulting from reassignment of certain FPP contracts during the same period last year. Earned revenue from our DSS program for the six months ended September 30, 2019 and 2018 was $0.5 million for each period and included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

For the six months ended September 30, 2019, E-Finity and Cal Microturbine, accounted for 15% and 11% of revenue, respectively. For the six months ended September 30, 2018, E-Finity and Horizon, accounted for 11% and 10% of revenue, respectively.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was approximately $5.9 million, or 15% of revenue, for the six months ended September 30, 2019 compared to a gross margin of $3.9 million, or 9% of revenue, for the six months ended September 30, 2018. The increase in gross margin of $2.0 million during the six months ended September 30, 2019 compared to the six months ended September 30, 2018 was primarily because of a $0.4 million increase in our direct material costs margin, and decreases in warranty expense of $0.8 million, production and service center labor and overhead expense of $0.7 million and royalty expense of $0.2, offset by higher inventory charges of $0.1 million. Management continues to implement initiatives to improve gross margin in Fiscal 2020 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin increased $0.4 million during the six months ended September 30, 2019 compared to the six months ended September 30, 2018 primarily because of higher service margin.

Production and service center labor and overhead expense decreased $0.7 million during the six months ended September 30, 2019 compared to the six months ended September 30, 2018 primarily because of decreases of approximately $0.6 million in overhead allocated to finished goods inventory, $0.2 million in consulting expense and $0.2 million in salaries expense, offset by increases of $0.2 million in facilities expense and $0.1 million in professional services.

The decrease in warranty expense of $0.8 million during the six months ended September 30, 2019 compared to the six months ended September 30, 2018 was primarily because of a lower standard warranty provision due to the supplier defect identified during the six months ended September 30, 2018. Management expects warranty expense in Fiscal 2020 to be lower than Fiscal 2019 primarily because of the higher standard warranty provision in Fiscal 2019 due to a supplier defect identified during the first quarter of Fiscal 2019.

On July 25, 2018, we and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $0.2 million during the six months ended September 30, 2019 compared to the six months ended September 30, 2018 primarily because we concluded our royalty obligation under the Development Agreement during Fiscal 2019.

The following table summarizes our gross margin (in millions except percentages):

	Six Months Ended September 30,
	2019	2018
Gross Margin
Product	$0.4	$0.4
As a percentage of product revenue	2%	1%

Accessories, parts and service	$5.5	$3.5
As a percentage of accessories, parts and service revenue	31%	23%

Total Gross Margin	$5.9	$3.9
As a percentage of total revenue	15%	9%

There was no change in product gross margin during the six months ended September 30, 2019 and 2018. Accessories, parts and service gross margin increased during the six months ended September 30, 2019 compared to the six months ended September 30, 2018 primarily because of higher service revenue was due to increases in revenue from FPP service agreements and our long-term rental program. The increase in FPP service revenue was primarily the result of not recognizing revenue in the second quarter of Fiscal 2019 on certain reassigned FPP service contracts.

R&D Expenses  R&D expenses for the six months ended September 30, 2019 and 2018 were each $1.8 million. Management expects expenses in Fiscal 2020 to be slightly higher than in Fiscal 2019 as a result of ongoing product development costs.

SG&A Expenses  SG&A expenses for the six months ended September 30, 2019 increased $0.9 million, or 8%, to $11.8 million from $10.9 million for the six months ended September 30, 2018. The net increase in SG&A expenses was comprised of increases of approximately $0.6 million in marketing expense, $0.4 million in salaries expense, including non-cash stock based compensation expense and $0.1 million in allocated costs for shared-services facilities expense. These increases were offset by decreases of approximately $0.1 million in professional services expense and $0.1 million in consulting expense during the six months ended September 30, 2019 compared to the same period last year. Management expects SG&A expenses in Fiscal 2020 to be higher than in Fiscal 2019 primarily as a result of increases in salaries expense, marketing expense, and professional services, including legal and accounting expenses.

Interest Expense  Interest expense increased $2.3 million to $2.6 million during the six months ended September 30, 2019 from $0.3 million for the six months ended September 30, 2018. Interest expense increased because of higher debt outstanding and a higher interest rate. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank. See Liquidity and Capital Resources—Three-year Term Note below for additional discussion on our three-year term note with Goldman Sachs.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2020 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations, and approximately $3.0 million for systems under our factory rental program. During the six months ended September 30, 2019, we deployed approximately $2.0 million of our C1000 Signature Series systems under our factory rental program. We have invested our cash in institutional funds that invest in high quality short term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalents balances decreased $8.8 million during the six months ended September 30, 2019, compared to a decrease of $1.1 million during the six months ended September 30, 2018. The decrease in cash and cash equivalents during the six months ended September 30, 2019 compared to the same period last year was primarily the result of higher cash used in operating activities and cash used for rental assets, as well as lower cash generated from the issuance of common stock through the at-the-money offering program, partially offset by the September 2019 registered direct offering described below.

Operating Activities  During the six months ended September 30, 2019, we used $11.4 million in cash in our operating activities, which consisted of a net loss for the period of $10.0 million and cash used for working capital of $4.6 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowance, depreciation and amortization, stock based compensation and inventory provision) of $3.2 million. During the six months ended September 30, 2018, we used $12.6 million in cash in our operating activities, which consisted of a net loss for the period of $9.2 million and cash used for working capital of $6.2 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $2.8 million. The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Six Months Ended
	September 30,
	2019	2018
Net loss	$(10,041)	$(9,255)
Non-cash operating activities(1)	3,247	2,825
Changes in operating assets and liabilities:
Accounts receivable	(1,795)	(619)
Inventories	64	(320)
Accounts payable and accrued expenses	(1,426)	448
Prepaid expenses, other current assets and other assets	299	(5,135)
Other changes in operating assets and liabilities	(1,768)	(539)
Net cash used in operating activities	$(11,420)	$(12,595)

(1)	Represents change in warrant valuation, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the six months ended September 30, 2019 compared to the same period the previous year was primarily because of the amortization of debt issuance costs from the Goldman Sachs term note payable. The change in accounts receivable during the six months ended September 30, 2019 was primarily the due to delayed collection from certain customers, compared to the same period the previous year. The change in inventory was primarily the result of a decrease in raw materials offset by an increase in finished goods during the six months ended September 30, 2019 compared to an increase in raw materials offset by a reduction in finished goods during the six months ended September 30, 2018. The change in accounts payable and accrued expenses was primarily the result of the timing of payments made by us during the six months ended September 30, 2019 compared to the same period the previous fiscal year. The change in prepaid expenses, other current assets and other assets during the six months ended September 30, 2019,  was primarily because of a supplier prepayment obligation in the six months ended September 30, 2018, described below, and a marketing demonstration unit accounted for as a deferred marketing cost in the six months ended September 30, 2019. The change in other operating assets and liabilities during the six months ended

September 30, 2019 was primarily the result of warranty payments due to a supplier defect identified during the six months ended September 30, 2018.

Investing Activities During the six months ended September 30, 2019, we used cash of $3.0 million in investing activities compared to $0.3 million during the six months ended September 30, 2018. The increase was primarily due to the deployment of rental units and the acquisition of fixed assets and leasehold improvements made to our Van Nuys location.

Financing Activities During the six months ended September 30, 2019, we generated cash of approximately $5.6 million from financing activities compared to cash generated during the six months ended September 30, 2018 of approximately $11.8 million. The funds generated from financing activities during the six months ended September 30, 2019 were primarily the result of proceeds from the September 2019 registered direct offering described below, offset by repayment of notes payable and capital lease obligations. The funds generated from financing activities during the six months ended September 30, 2018 were primarily the result of proceeds from the at-the-market offering program described below and net borrowings under the credit facility, offset by repayment of notes payable and capital lease obligations.

At-the-market offerings

Effective August 28, 2015, we entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. During the six months ended September 30, 2018, the Company issued 0.3 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of June 30, 2018, 2.6 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended September 30, 2019, we issued approximately 36,000 shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $0.3 million after deducting commissions paid of approximately $10,800. During the six months ended September 30, 2019, we issued 0.2 million shares of our common stock under this at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $1.5 million after deducting commissions paid of approximately $0.1 million. As of September 30, 2019, approximately $16.2 million remained available for issuance with respect to this at-the-market offering program.

Warrants

On April 13, 2018, a warrant holder exercised its rights to the warrant agreement to exercise on a cashless basis 576,000 Series A warrants at an exercise price of $6.00 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 380,625 shares of common stock.

As of September 30, 2019, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of common stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of common stock, and have an expiration date of April 22, 2021. As of September 30, 2019, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $5.70 per share of common stock.

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets. Our common stock and warrant transactions during second quarter of Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding, resulting in 29,646 warrants to be issued, which were treated as a deemed dividend.

On September 4, 2019, we entered into a entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors pursuant to which we agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) an aggregate of 580,000 shares of our common stock, par value $0.001 per share at a negotiated purchase price of $5.00 per share, and pre-funded warrants to purchase up to an aggregate of 440,000 shares of our common stock at a negotiated purchase price of $5.00 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.1 million (580,000 shares of our common stock plus 440,000 pre-funded warrants at a $5.00 per share purchase price), before deducting placement agent fees and other offering expenses. Net proceeds from the offering were $4.7 million. The offering closed on September 9, 2019.

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025.

There were no stock options exercised during the six months ended September 30, 2019 and 2018, respectively. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $27,000 and $73,000 of net cash used during the six months ended September 30, 2019 and 2018, respectively.

Former Credit Facility  Upon closing with the Purchaser and Goldman Sachs Specialty Lending Holdings, Inc., our existing credit facilities with Bridge Bank were paid off in full.

Three-year Term Note  On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes was on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of March 31, 2019, $30.0 million in borrowings were outstanding under the three-year term note. Under the three-year term note with Goldman Sachs we are not permitted to allow our cash and cash equivalents to be less than $12.0 million through the first anniversary date of February 4, 2020, and $9.0 million thereafter. In addition to the Note Purchase Agreement, on February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets.

Our common stock and warrant transactions during second quarter of Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding, resulting in 29,646 warrants to be issued, which were treated as a deemed dividend.

Working Capital and Other Operating Assets and Liabilities Cash used for working capital was $4.6 million during the six months ended September 30, 2019, an decrease of $1.6 million from the cash used for working capital of $6.2 million during the six months ended September 30, 2018. We attribute the decrease in our working capital requirements primarily because of $3.0 million negotiated royalty settlement agreement payment to Carrier, $2.2 million in prepayments to one of our single source suppliers that notified us that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements during the six months ended September 30, 2018. The change in accounts receivable during the six months ended September 30, 2019 was primarily the due to delayed collection from certain customers, compared to the same period the previous year. These decreases in cash used for working capital and other operating assets and liabilities were partially offset by an increase in accounts payable payments and a marketing demonstration unit accounted for as a deferred marketing cost during the six months ended September 30, 2019 compared to the same period last year.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the condensed consolidated financial statements for the six months ended September 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our second quarter of Fiscal 2020 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. We incurred a net loss of $10.0 million and used cash in operating activities of $11.4 million for the six months ended September 30, 2019. Our working capital requirements during the six months ended September 30, 2019 were higher than management’s expectations, which included higher accounts receivable due to delayed collections and higher accounts payable payments, partially offset by lower inventory. Our net loss expanded during the six months ended September 30, 2019 compared to the same period the previous year primarily because of higher interest expense and higher selling, general and administrative expense, partially offset by higher gross margins from our accessories, parts and service business. As of September 30, 2019, we had cash and cash equivalents of $20.9 million, and outstanding debt of $30.0 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections and the term note payable with Goldman Sachs, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our second quarter of Fiscal 2020 financial statements.

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

Our accounts receivable balance, net of allowances, was $18.1 million and $16.2 million as of September 30, 2019 and March 31, 2019, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by 12 days to 80 days as of September 30, 2019 compared to 68 days as of September 30, 2018. The increase in our DSO was primarily because of a delay in collection of certain customer accounts receivable. We recorded net bad debt recoveries of approximately $0.1 million during the six months ended September 30, 2019 and we recorded a net bad debt expense of approximately $0.1 million during the six months ended September 30, 2018.

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

The putative class in the Kinney Complaint was comprised of all purchasers of our securities between November 7, 2013 and November 5, 2015.  The Kinney Complaint alleges material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleges that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleges that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint makes allegations and claims that are substantially identical to those in the Kinney Complaint, and both complaints seek compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint is June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019. Preliminary approval of the settlement was granted on May 17, 2019, with a final settlement approval hearing set for November 15, 2019. If the settlement is finalized and approved by the Court, the Company’s insurance carrier will fund the settlement amount. We have not recorded any liability as of September 30, 2019 since any potential loss is not considered material as our insurance carrier will fund the settlement amount.

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

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserted claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demanded damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserted claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. On June 6, 2019, the parties reached a confidential settlement of the action and the suit was dismissed with prejudice on July 1, 2019. We have not recorded any liability as of September 30, 2019 as our insurance carrier will fund the settlement amount.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:

Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference previously scheduled for September 27, 2019 is now scheduled for December 17, 2019.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference previously scheduled for September 27, 2019 is now scheduled for December 17, 2019.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. We have not recorded any liability as of September 30, 2019 as our insurance carrier will fund the settlement amount.

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

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. We have not recorded any liability as of September 30, 2019 as our insurance carrier will fund the settlement amount.

Capstone Turbine Corporation v. Regatta Solutions, Inc.

On August 23, 2018, we initiated arbitration proceedings against its former distributor, Regatta Solutions, Inc. (“Regatta”), with the American Arbitration Association (“AAA”), under the following caption: Capstone Turbine Corp. v. Regatta Solutions, Inc., Case No. 01-18-0003-0860 (the “Capstone-Regatta Arbitration”). We have alleged claims against Regatta for breach of contract and unjust enrichment relating to the parties’ prior distributor relationship, which terminated at the end of March of 2018, and the related wind-down agreement between the parties. As remedies for these claims, we are seeking compensatory, consequential, and punitive damages, along with declaratory relief and attorney’s fees, interest, and costs.

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

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019 at which point the parties did come to a resolution of the matter. The parties are now currently involved in implementing the settlement. The settlement did not have a material impact on our condensed consolidated financial statements.

Capstone Turbine Corporation v. Energy Systems, Inc.

On August 17, 2018 Capstone initiated arbitration proceedings against its former distributor, Energy Systems of Caribbean, Inc. (“Energy Systems”) by seeking declaratory relief that its action in terminating the distributorship was justified under the law. The claim was filed with the AAA under the following caption: Capstone Turbine Corp. v. Energy Systems of Caribbean, Inc., Case No. 01-18-0003-1307. As remedies for these claims, we are seeking declaratory relief and attorney’s fees, interest and costs.

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

The parties entered into settlement discussions and on April 29, 2019 participated in mediation to resolve the dispute. The mediation was successful and the parties then jointly requested the dismissal of both the AAA matter and the matter before the United States District Court for the District of Puerto Rico. Based on the parties’ joint stipulation, on September 27, 2019 the United States District Court for the District of Puerto Rico dismissed the matter with prejudice. The resolution of this matter did not have a material impact on our condensed consolidated financial statements.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2019 except for the revision of the risk factors set forth below:

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control.

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control. Our executive offices, manufacturing facility, and auxiliary inventory storage facility are located in southern California. Because the southern California area is located in an earthquake‑sensitive and high-risk fire area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. Any evacuations, power outages or safety issues related to fires or other natural disasters affecting our employees could also adversely impact our business. If an earthquake, fire or other natural disaster occurs at or near our facilities, our business, financial condition, operating results and cash flow could be materially adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, dated August 30, 2012 (b)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed November 6, 2015 (c)
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed October 21, 2019 (d)
3.5	Fourth Amended and Restated Bylaws of Capstone Turbine Corporation (e)
4.1	Form of Pre-Funded Common Stock Purchase Warrant (f)
4.2	Form of Common Stock Purchase Warrant (f)
10.1	Form of Securities Purchase Agreement (f)
10.2	Consulting Agreement, dated October 1, 2019, by and between Capstone Turbine Corporation and Jayme Brooks
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)

(b)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 21, 2019 (File No. 001-15957)

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 1, 2017 (File No. 001-15957)

(f)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 6, 2019 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ FREDERICK S. HENCKEN III
Frederick S. Hencken III
Interim Chief Financial Officer
(Principal Financial Officer)
Date: November 7, 2019