Form 10-Q
period 2019-12-31
CAPSTONE TURBINE Corp
filed 2020-02-06
CIK 1009759

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

The number of shares outstanding of the registrant’s common stock as of February 6, 2020 was 9,117,918.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2019	2019
Assets
Current Assets:
Cash and cash equivalents	$16,730	$29,727
Accounts receivable, net of allowances of $267 at December 31, 2019 and $5,298 at March 31, 2019	19,821	16,222
Inventories, net	20,855	20,343
Prepaid expenses and other current assets	3,904	3,818
Total current assets	61,310	70,110
Property, plant, equipment and rental assets, net	7,744	5,291
Non-current portion of inventories	1,229	1,403
Intangible assets, net	19	187
Other assets	8,363	2,972
Total assets	$78,665	$79,963
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$19,351	$16,638
Accrued salaries and wages	1,403	1,637
Accrued warranty reserve	2,134	2,614
Deferred revenue	4,941	7,167
Current portion of notes payable and lease obligations	471	31
Total current liabilities	28,300	28,087
Deferred revenue - non-current	1,120	1,069
Term note payable, net	27,657	27,099
Long-term portion of notes payable and lease obligations	5,205	212
Other long-term liabilities	—	342
Total liabilities	62,282	56,809
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 8,841,634 shares issued and 8,804,910 shares outstanding at December 31, 2019; 7,216,910 shares issued and 7,190,671 shares outstanding at March 31, 2019	9	7
Additional paid-in capital	912,097	903,803
Accumulated deficit	(893,907)	(878,884)
Treasury stock, at cost; 36,724 shares at December 31, 2019 and 26,239 shares at March 31, 2019	(1,816)	(1,772)
Total stockholders’ equity	16,383	23,154
Total liabilities and stockholders' equity	$78,665	$79,963

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
Product, accessories and parts	$12,010	$13,310	$42,070	$49,022
Service	5,373	4,720	15,296	12,371
Total revenue	17,383	18,030	57,366	61,393
Cost of goods sold:
Product, accessories and parts	10,815	12,534	36,506	45,109
Service	3,940	3,256	12,286	10,185
Total cost of goods sold	14,755	15,790	48,792	55,294
Gross margin	2,628	2,240	8,574	6,099
Operating expenses:
Research and development	972	891	2,811	2,713
Selling, general and administrative	5,280	4,574	17,015	15,535
Total operating expenses	6,252	5,465	19,826	18,248
Loss from operations	(3,624)	(3,225)	(11,252)	(12,149)
Other income (expense)	6	(23)	165	(44)
Interest expense	(1,289)	(202)	(3,853)	(506)
Loss before provision for income taxes	(4,907)	(3,450)	(14,940)	(12,699)
Provision for income taxes	—	—	8	5
Net loss	(4,907)	(3,450)	(14,948)	(12,704)
Less: Deemed dividend on purchase warrant for common shares	—	—	75	—
Net loss attributable to common stockholders	$(4,907)	$(3,450)	$(15,023)	$(12,704)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.59)	$(0.50)	$(1.94)	$(1.94)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	8,367	6,955	7,730	6,547

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2019	7,216,910	$7	$903,803	$(878,884)	26,239	$(1,772)	$23,154
Purchase of treasury stock	—	—	—	—	78	—	—
Vested restricted stock awards	229	—	—	—	—	—	—
Stock-based compensation	—	—	262	—	—	—	262
Issuance of common stock, net of issuance costs	143,387	1	1,221	—	—	—	1,222
Net loss	—	—	—	(5,593)	—	—	(5,593)
Balance, June 30, 2019	7,360,526	$8	$905,286	$(884,477)	26,317	$(1,772)	$19,045
Purchase of treasury stock	—	—	—	—	3,987	(26)	(26)
Vested restricted stock awards	1,250	—	26	—	—	—	26
Stock-based compensation	—	—	104	—	—	—	104
Exercise of stock options and employee stock purchases	522	—	3	—	—	—	3
Stock awards to Board of Directors	26,315	—	(24)	—	—	—	(24)
Issuance of common stock, net of issuance costs	616,443	—	4,815	—	—	—	4,815
Deemed dividend on purchase warrant for common shares	—	—	75	(75)	—	—	—
Net loss	—	—	—	(4,448)	—	—	(4,448)
Balance, September 30, 2019	8,005,056	8	910,285	(889,000)	30,304	(1,798)	19,495
Purchase of treasury stock	—	—	—	—	6,420	(18)	(18)
Vested restricted stock awards	19,961	—	17	—	—	—	17
Stock-based compensation	—	—	303	—	—	—	303
Issuance of common stock, net of issuance costs	376,617	—	1,201	—	—	—	1,201
Warrants exercised	440,000	1	—	—	—	—	1
Change in warrants valuation	—	—	291	—	—	—	291
Net loss	—	—	—	(4,907)	—	—	(4,907)
Balance, December 31, 2019	8,841,634	$9	$912,097	$(893,907)	36,724	$(1,816)	$16,383

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2018	5,706,260	$57	$889,585	$(862,224)	14,596	$(1,658)	$25,760
Purchase of treasury stock	—	—	—	—	168	(3)	(3)
Vested restricted stock awards	469	—	3	—	—	—	3
Stock-based compensation	—	—	227	—	—	—	227
Warrants exercised	346,691	3	4,967	—	—	—	4,970
Issuance of common stock, net of issuance costs	380,621	4	(4)	—	—	—	—
Net loss	—	—	—	(4,898)	—	—	(4,898)
Balance, June 30, 2018	6,434,041	$64	$894,778	$(867,122)	14,764	$(1,661)	$26,059
Purchase of treasury stock	—	—	—	—	6,254	(70)	(70)
Vested restricted stock awards	330	—	70	—	—	—	70
Stock-based compensation	—	—	224	—	—	—	224
Exercise of stock options and employee stock purchases	102	—	1	—	—	—	1
Stock awards to Board of Directors	45,719	—	(70)	—	—	—	(70)
Issuance of common stock, net of issuance costs	301,608	4	3,105	—	—	—	3,109
Net loss	—	—	—	(4,357)	—	—	(4,357)
Balance, September 30, 2018	6,781,800	68	898,108	(871,479)	21,018	(1,731)	24,966
Purchase of treasury stock	—	—	—	—	3	—	—
Vested restricted stock awards	12,090	—	—	—	—	—	—
Stock-based compensation	—	—	292	—	—	—	292
Issuance of common stock, net of issuance costs	386,458	4	2,862	—	—	—	2,866
Net loss	—	—	—	(3,450)	—	—	(3,450)
Balance, December 31, 2018	7,180,348	$72	$901,262	$(874,929)	21,021	$(1,731)	$24,674

See accompanying notes to condensed consolidated financial statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(14,948)	$(12,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,223	957
Amortization of financing costs and discounts	850	132
Amortization of right-of-use assets	779	—
(Reduction) in accounts receivable allowances	(77)	(345)
Inventory provision	489	617
Provision for warranty expenses	459	1,921
(Gain) loss on disposal of equipment	(13)	7
Stock-based compensation	669	743
Changes in operating assets and liabilities:
Accounts receivable	(3,522)	3,088
Inventories	(827)	(3,401)
Prepaid expenses, other current assets and other assets	591	(3,821)
Accounts payable and accrued expenses	1,956	2,185
Accrued salaries and wages and long term liabilities	(234)	(258)
Accrued warranty reserve	(939)	(1,034)
Deferred revenue	(2,176)	(684)
Net cash used in operating activities	(15,720)	(12,597)
Cash Flows from Investing Activities:
Expenditures for property, equipment and rental assets	(3,900)	(3,070)
Net cash used in investing activities	(3,900)	(3,070)
Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	—	2,209
Repayment of notes payable and lease obligations	(593)	(144)
Cash used in employee stock-based transactions	(44)	(73)
Net proceeds from issuance of common stock and warrants	7,260	10,948
Net cash provided by financing activities	6,623	12,940
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	(12,997)	(2,727)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	29,727	19,408
Cash, Cash Equivalents and Restricted Cash, End of Year	$16,730	$16,681
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,625	$343
Income taxes	$15	$5
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$7	$—
Renewal of insurance contracts which was financed by notes payable	$—	$260
Deemed dividend	$75	$—

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

Evaluation of Ability to Maintain Current Level of Operations  In connection with preparing the condensed consolidated financial statements for the nine months ended December 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its third quarter of Fiscal 2020 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $14.9 million and used cash in operating activities of $15.7 million for the nine months ended December 31, 2019. The Company’s working capital requirements during the nine months ended December 31, 2019 were higher than management’s expectations, which included higher accounts receivable due to delayed collections and higher inventory. The Company’s net loss expanded during the nine months ended December 31, 2019 compared to the same period the previous year primarily because of higher interest expense and higher selling, general and administrative expense, partially offset by higher gross margins from our accessories, parts and service business. As of December 31, 2019, the Company had cash and cash equivalents of $16.7 million, and outstanding debt of $30.0 million (see Note 11 – Term Note Payable for further discussion of the outstanding debt).

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

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under the note purchase agreement, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of our third quarter of Fiscal 2020 financial statements.

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

4.  Customer Concentrations and Accounts Receivable

Sales to Optimal Group Australia Pty Ltd, one of the Company’s Australian distributors, accounted for 11% of revenue for the three months ended December 31, 2019. Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine (“CAL”), two of the Company’s domestic distributors and DTC Soluciones Inmobiliarias S.A. de C.V., one of the Company’s Mexican distributors (“DTC”), accounted for 14%, 13% and 13%, respectively, of revenue for the three months ended December 31, 2018. For the nine months ended December 31, 2019 and 2018, E-Finity accounted for 12% of revenue.

Additionally, E-Finity accounted for 12% of net accounts receivable as of December 31, 2019. Reliable Secure Power Systems, (“RSP”), one of the Company’s domestic distributors and E-Finity, accounted for 14% and 10%, respectively, of net accounts receivable as of March 31, 2019.

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

On June 5, 2018, the Company entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to the Company from BPC was be contingent upon TI’s payment to the Company of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay the Company $3.8 million over a three-year period in 13 equal quarterly installments starting on December 20, 2019. The payments of $0.4 million, $0.3 million, and $0.3 million, due March 20, 2019, June 20, 2019, and September 20, 2019, respectively, under the Amended Assignment

Agreement, have not been received at the time of this filing. In September 2019, the Company sent TI a notice to cure default with a deadline of October 31, 2019. TI failed to cure the noticed default and the Company has since terminated TI’s distributor agreement. As a result, the BPC accounts receivable and related accounts receivable reserve of $4.8 million were written off.

The Company recorded a net bad debt recovery of $0.1 million during the nine months ended December 31, 2019. No bad debt recovery or expense was recorded in the three months ended December 31, 2019. The Company recorded a net bad debt recovery of approximately $0.4 million and $0.3 million during the three and nine months ended December 31, 2018, respectively.

As of March 31, 2015, the Company had an amount owed of approximately $8.1 million by BPC. As of September 30, 2019, the Company cumulatively collected approximately $1.8 million from BPC on their accounts receivable, which has been previously reserved. The Company cumulatively collected approximately $1.5 million from TI, under the terms of the Assignment Agreement and the Amended Assignment Agreement. The BPC accounts receivable and related accounts receivable reserve of $4.8 million were written off as of December 31, 2019.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of December 31, 2019 and March 31, 2019 (in thousands):

	December 31,	March 31,
	2019	2019
Raw materials	$22,628	$24,426
Work in process	603	—
Finished goods	1,742	1,207
Total	24,973	25,633
Less inventory reserve	(2,889)	(3,887)
Less non-current portion	(1,229)	(1,403)
Current portion	$20,855	$20,343

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2019 is 1.2 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2019 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$647
25 to 36 months	582
Total	$1,229

6.  Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following as of December 31, 2019 and March 31, 2019 (in thousands):

	December 31,	March 31,
	2019	2019
Machinery, equipment, automobiles and furniture	$15,728	$15,344
Leasehold improvements	11,114	11,074
Molds and tooling	3,099	2,893
Rental assets	5,502	2,818
	35,443	32,129
Less, accumulated depreciation	(27,699)	(26,838)
Total property, plant, equipment and rental assets, net	$7,744	$5,291

During the third quarter of Fiscal 2020, the Company deployed approximately $0.7 million of its C1000 Signature Series systems (0.8 megawatts “MW”) under its long-term rental program, bringing the total rental fleet to 7.0 MWs. During the nine months ended December 31, 2019, the Company deployed approximately $2.7 million of its C1000 Signature Series systems under its long-term rental program.

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, equipment and rental assets was $0.3 million each for the three months ended December 31, 2019 and 2018. Depreciation expense for property, equipment and rental assets was $1.0 million and $0.8 million for the nine months ended December 31, 2019 and 2018, respectively.

7.  Intangible Assets

Intangible assets consisted of the following as of December 31, 2019 and March 31, 2019 (in thousands):

	December 31, 2019
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	2,221	19
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,687	$19

	March 31, 2019
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	2,053	187
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,519	$187

Amortization expense for the intangible assets was $0.1 million and $0.2 million for each of the three and nine months ended December 31, 2019 and 2018, respectively.

Expected future amortization expense of intangible assets as of December 31, 2019 is as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2020 (remainder of fiscal year)	$19
Total expected future amortization	$19

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $6,200 and $8,100 were earned by Solar for the three months ended December 31, 2019 and 2018, respectively. Royalties of approximately $22,600 and $25,200 were earned by Solar for the nine months ended December 31, 2019 and 2018, respectively. Earned royalties of approximately $48,700 and $26,100 were unpaid as of December 31, 2019 and March 31, 2019, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8.  Stock-Based Compensation

The following table summarizes, by condensed consolidated statement of operations line item, stock-based compensation expense for the Company’s three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of goods sold	$17	$13	$52	$38
Research and development	12	8	33	21
Selling, general and administrative	274	271	584	684
Stock-based compensation expense	$303	$292	$669	$743

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

On August 29, 2019, at the Company’s 2019 annual meeting, the Registrant’s stockholders approved another amendment to the 2017 Plan to increase the aggregate number of shares authorized for issuance under the 2017 Plan by 300,000 shares to 900,000 shares of common stock. As of December 31, 2019, there were 510,993 shares available for future grants under the 2017 Plan.

Stock Options

The Company issued stock options under the 2000 Plan and can issue stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s nine months ended December 31, 2019 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2019	17,499	$209.36
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(6,250)	$198.21
Options outstanding at December 31, 2019	11,249	$215.56	2.3	—
Options fully vested at December 31, 2019 and those expected to vest beyond December 31, 2019	11,249	$215.56	2.3	—
Options exercisable at December 31, 2019	11,249	$215.56	2.3	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the three or nine months ended December 31, 2019 or 2018. There was no expense associated with stock options during the three or nine months ended December 31, 2019 or 2018. There were no unvested stock option awards as of December 31, 2019.

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

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2019	221,778	$10.20
Granted	149,370	5.95
Vested and issued	(47,753)	10.91
Forfeited	(52,022)	8.34
Nonvested restricted stock units outstanding at December 31, 2019	271,373	8.10
Restricted stock units expected to vest beyond December 31, 2019	271,373	$8.10

The following table provides additional information on restricted stock units and performance restricted stock units for the Company’s three and nine months ended December 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Restricted stock compensation expense (in thousands)	$303	$292	$669	$743
Aggregate fair value of restricted stock units vested and issued (in thousands)	$54	$91	$235	$614
Weighted average grant date fair value of restricted stock units granted during the period	$3.21	$8.20	$5.95	$11.60

As of December 31, 2019, there was approximately $1.1 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.3 years.

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

During the nine months ended December 31, 2019, the Company granted 30,139 PRSUs with a three-year performance measurement period and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during the nine months ended December 31, 2019 was $8.90. Based on the Company’s assessment as of December 31, 2019, the threshold for one of the performance measurements on the 2-year vesting PRSU was met and as a result we recorded compensation expense of approximately $0.1 million during the three months ended December 31, 2019. Such compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan to employees and non-employee directors. There were no restricted stock awards granted during the three and nine months ended December 31, 2019 or 2018. No expense was recorded associated with its restricted stock awards during the three and nine months ended December 31, 2019 or 2018.

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

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the current amendment, 7,000 shares of the Company’s common stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s common stock available increased by 50,000 shares which reserved for issuance a total of 57,000 shares of common stock. Under the ESPP, shares of the Company’s common stock are issued upon exercise of the purchase rights. The ESPP will continue by its terms through June 30, 2020, unless terminated sooner. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question. During the nine months ended December 31, 2019, the Company issued a total of 522 shares of stock to regular full and part-time employees or officers of the Company who elected to participate in the ESPP. As of December 31, 2019, there were 48,838 shares available for future grant under the ESPP.

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

9.   Offerings of Common Stock and Warrants and At-the-Market Offering Program

At-the-market offerings

Effective August 28, 2015, the Company entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. During the nine months ended December 31, 2018, the Company issued 0.3 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of December 31, 2018, 2.6 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended December 31, 2019, the Company issued approximately 0.4 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $1.2 million after deducting commissions paid of approximately $41,400. During the nine months ended December 31, 2019, the Company issued 0.6 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $2.7 million after deducting commissions paid of approximately $0.1 million. As of December 31, 2019, approximately $15.0 million remained available for issuance with respect to this at-the-market offering program.

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

As of December 31, 2019, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of common stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of common stock, and have an expiration date of April 22, 2021. As of December 31, 2019, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $3.05 per share of common stock.

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets. The Company’s common stock and warrant transactions during the second quarter of Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding. As a result, the Company issued an additional 29,654 warrants and recorded a deemed dividend amounting to $74,989.

On December 9, 2019, the Company entered into an Amendment No. 1 to the Purchase Warrant for Common shares (the “Amendment No. 1”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends the Warrant. The Amendment No. 1 amends the first paragraph of the Warrant to increase the number of Warrant Shares issuable under the Warrant (on a post-reverse split basis) and to decrease the exercise price from $8.86 per share (on a post-reverse split basis) to $3.80 per share (the “Per Share Warrant Exercise Price”). The Amendment No. 1 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price is equal to the Per Share Warrant Exercise Price. As a result of the decrease in exercise price, we recorded the change in valuation of $0.3 million as additional debt discount with a corresponding entry to additional paid in capital in the condensed consolidated balance sheets as of December 31, 2019.

On September 4, 2019, the Company entered into a Securities Purchase Agreement (the “Securities  Purchase Agreement”) with certain institutional and accredited investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) an aggregate of 580,000 shares of our common stock, par value $0.001 per share at a negotiated purchase price of $5.00 per share, and pre-funded warrants to purchase up to an aggregate of 440,000 shares of our common stock at a negotiated purchase price of $5.00 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.1 million (580,000 shares of our common stock plus 440,000 pre-funded warrants at a $5.00 per share purchase price), before deducting placement agent fees and other offering expenses. Net proceeds from the offering were $4.6 million. The offering closed on September 9, 2019. On October 24, 2019, a warrant holder exercised its rights to the warrant agreement to exercise on a cash basis 440,000 pre-funded warrants at an exercise price of $0.001 per share under the warrant agreement.

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

	As of		As of
	December 31, 2019		March 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$27,657	$30,000	$27,099	$30,000

11.  Term Note Payable

On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among us, certain subsidiaries of us party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”). Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of December 31, 2019, $30.0 million in borrowings were outstanding under the three-year term note.

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

On December 9, 2019, the Company entered into a Second Amendment (the “Second Amendment”) to the Note Purchase Agreement. Under the Second Amendment, the Parties agreed to amend Section 6.21 of the Note Purchase Agreement to increase the Section 382 Ownership Shift threshold to not exceed 40.0%.

The financial covenants of the Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2020. Additionally, we shall not permit our minimum consolidated liquidity, which consists of our cash and cash equivalents, to be less than $12.0 million through February 4, 2020, and $9.0 million thereafter. As of December 31, 2019, the Company was in compliance with the covenants contained in the Note Purchase Agreement.

The three-year term note has been recorded net of a discount based on the fair value of the associated common stock warrants and debt issuance costs totaling $2.3 million. Amortization of the debt discount and debt issuance costs was $0.3 million and $0.9 million for the three and nine months ended December 31, 2019, respectively, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the term note payable during the three months ended December 31, 2019 was $1.3 million, which includes $0.3 million in amortization of debt issuance costs. Interest expense during the nine months ended December 31, 2019 was $3.9 million, which includes $0.9 million in amortization of debt issuance costs.

When we entered into the Note Purchase Agreement the existing credit facility with Bridge Bank was paid in full. As such, there was no interest expense related to the credit facility during the nine months ended December 31, 2019. Interest expense related to the credit facility during the three and nine months ended December 31, 2018 was $0.2 million and $0.5 million, which includes $46,900 and $0.1 million in amortization of debt issuance costs, respectively.

12.  Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the nine months ended December 31, 2019 are as follows (in thousands):

Balance, beginning of the period	$2,614
Standard warranty provision	459
Deductions for warranty claims	(939)
Balance, end of the period	$2,134

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

The following table presents disaggregated revenue by business group for the three and nine months ended December 31, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Microturbine Products	$7,923	$30,024
Accessories and Parts	4,087	12,046
Total Product, Accessories and Parts	12,010	42,070
Service	5,373	15,296
Total Revenue	$17,383	$57,366

Following is the geographic revenue information based on the primary operating location of the Company’s customers for the three and nine months ended December 31, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
United States	$7,030	$24,497
Mexico	358	1,841
All other North America	41	793
Total North America	7,429	27,131
Russia	1,182	3,467
All other Europe	4,060	11,077
Total Europe	5,242	14,544
Asia	1,162	3,611
Australia	1,867	4,005
All other	1,683	8,075
Total Revenue	$17,383	$57,366

Contract Balances

Our contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.

As of December 31, 2019, the balance of deferred revenue was approximately $6.1 million compared to $8.2 million as of March 31, 2019. This overall decrease in the balance of deferred revenue of $2.1 million during the nine months ended December 31, 2019 was comprised of decreases in deferred revenue attributable to deposits of $0.8 million and deferred revenue attributable to the Distributor Support System (“DSS program”) of $1.7 million, these decreases were offset by an increase in deferred revenue attributable to FPP contracts of $0.4 million. Changes in deferred revenue during the nine months ended December 31, 2019 are as follows (in thousands):

FPP Balance, beginning of the period	$4,881
FPP Billings	12,595
FPP Revenue recognized	(12,206)
Balance attributed to FPP contracts	5,270
Deposits	791
Deferred revenue balance, end of the period	$6,061

Deferred revenue attributed to FPP contracts represents the unearned portion of our contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

As of December 31, 2019, approximately $5.3 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $4.2 million of these remaining performance obligations over the next 12 months and the balance of $1.1 million will be recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of December 31, 2019 was not material.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. The majority of the Company’s revenues resulted from sales of inventoried systems with short periods of manufacture and delivery and thus are excluded from this disclosure.

As of December 31, 2019, the FPP backlog was approximately $83.7 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2034.

Practical Expedients

We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

14.  Other Assets

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. Carrier earned zero and $0.2 million in royalties for C200 and C1000 Series system sales during the nine months ended December 31, 2019 and 2018, respectively. There were no unpaid, earned royalties as of December 31, 2019.

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

December 31,
2019
Other current assets	$124
Other assets	2,679
Royalty-related assets	$2,803

15.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2019, the Company had firm commitments to purchase inventories of approximately $27.7 million through Fiscal 2022. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

The Kinney Complaint alleged material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to the Company.  The Kinney Complaint also alleged that the Company’s financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that the Company lacked adequate internal controls over accounting.  The Kinney Complaint alleged that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The Grooms Complaint made allegations and claims that were substantially identical to those in the Kinney Complaint, and both complaints sought compensatory damages of an undisclosed amount.  On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint was June 12, 2014 to November 5, 2015.  Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle was subject to several conditions, including the execution of a stipulation of settlement that was satisfactory to all parties, and preliminary and final approval from the court, among other things. Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019. Preliminary approval of the settlement was granted on May 17, 2019. On September 24, 2019, lead counsel filed a motion for attorneys’ fees and reimbursement of litigation expenses. On October 25, 2019, plaintiffs filed a motion for final approval of the settlement. On November 15, 2019, the Court issued an order approving the settlement and the payment of attorneys’ fees, litigation expenses, and class representative payments, and entering final judgment in the action. The Company’s insurance carrier funded the settlement amount. The Company has not recorded any liability as of December 31, 2019 since the settlement amount is not considered material as it was funded by its insurance carrier.

Federal Individual Securities Action

An individual securities complaint was filed against the Company, its Chief Executive Officer, and additional unidentified defendants in the United States District Court for the Central District of California under the following caption:  FiveT Investment Management LTD, et al., v. Capstone Turbine, et al., No. 2:18-CV-03512 on April 25, 2018.  The lawsuit alleged material misrepresentations and omissions regarding the Company’s revenue, sales, and operations because of alleged improper revenue recognition and backlog calculations related to BPC. The lawsuit alleged that these statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants.  The complaint also asserted claims against all named defendants for fraud, negligent misrepresentation, violations of California Civil Code sections 1709 and 1710, and California Corporations Code sections 25400 and 25401. Additionally, the complaint asserted a cause of action against the individual defendants for breach of fiduciary duty. It demanded compensatory damages for the amount of damages allegedly suffered, pre-judgment and post-judgment interest, and fees.

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation.  The Amended Complaint asserted claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demanded damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees.  Defendants filed their answer to the Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018.  The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserted claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. On June 6, 2019, the parties reached a confidential settlement of the action and the suit was dismissed with prejudice on July 1, 2019. The Company has not recorded any liability as of December 31, 2019 as its insurance carrier funded the settlement amount.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference previously scheduled for December 17, 2019 is now scheduled for February 14, 2020.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors.  The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition.  The complaint also alleges that the defendants failed to timely adjust the Company’s account receivables and backlog to reflect BPC’s inability to pay the Company.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference previously scheduled for December 17, 2019 is now scheduled for February 14, 2020.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. The Company has not recorded any liability as of December 31, 2019 as its insurance carrier will fund the settlement amount.

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

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. The Company has not recorded any liability as of December 31, 2019 as its insurance carrier will fund the settlement amount.

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

James Crouse, then Executive Vice President of Sales for the Company, arising out of the same allegations made in Regatta’s counterclaim. As remedies for these alleged claims, Regatta again sought no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. The case was filed under the caption Regatta Solutions, Inc., v. Jim Crouse, et. al., Case No. 30-2018-01026571-CU-FR-CJC. On December 14, 2018, Regatta stipulated and agreed to arbitrate its claims against Mr. James Crouse and dismissed him from the Superior Court action.

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019 at which point the parties came to a resolution of the matter. Following initial compliance with the settlement terms, Regatta has since breached its obligations thereunder and Capstone is now engaged in efforts to enforce the settlement agreement, including participating in further dispute resolution proceedings. The Company and Regatta continue to negotiate a resolution to the remaining dispute. The settlement did not have a material impact on the Company’s condensed consolidated financial statements.

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

The components of lease expense were as follows for the Company’s three and nine months ended December 31, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Operating lease cost	$268	$1,264

 Rental expense for operating leases classified under the previous accounting standard, Accounting Standards Codification (“ASC”) Topic 840, for the three and nine months ended December 31, 2018 was approximately $0.6 million and $1.7 million, respectively.

Supplemental balance sheet information related to the leases was as follows (in thousands):

Operating Leases	December 31, 2019
Operating lease right-of-use assets	$5,209
Total operating lease right-of-use assets	$5,209

Operating lease liability, current	$438
Operating lease liability, non-current	5,051
Total operating lease liabilities	$5,489

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,326

Other supplemental operating lease information consists of the following:

Weighted average remaining lease life	8 years
Weighted average discount rate	13%

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2020 (remainder of fiscal year)	$317
2021	1,116
2022	1,099
2023	1,125
2024	1,153
2025	1,043
Thereafter	3,002
Total lease payments	$8,855
Less: imputed interest	(3,366)
Present value of operating lease liabilities	$5,489

17.  Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended December 31, 2019 which would make these instruments anti-dilutive. As of December 31, 2019 and 2018, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.3 million and 0.3 million, respectively. As of December 31, 2019 and 2018, the number of PRSUs subject to performance conditions which have not been satisfied have been excluded from diluted net loss per common share computations was approximately 30,000. As of December 31, 2019 and 2018, the number of warrants excluded from diluted net loss per common share computations was approximately 1.5 million and 0.3 million, respectively.

18. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2019, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

Our goals for Fiscal 2020 are to improve cash flow, working capital, and our balance sheet; grow revenue through accelerating global product sales; diversify into additional market verticals and geographies; and increase aftermarket sales absorption. During the third quarter of Fiscal 2020 our net loss was $4.9 million and our basic and diluted loss per share was $0.59 compared to $3.5 million and $0.50, respectively, in the same period of the previous year.  Product revenue was lower primarily due to weakening in the United States natural resources market. We build to a fixed number of production slots for our microturbines each quarter and during the third quarter of Fiscal 2020, we allocated two C1000 Signature Series systems production slots to our long-term rental program, resulting in lower product revenue. Additionally, although the U.S. dollar has somewhat weakened against other currencies, it continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets, as we sell in U.S. dollars. Total service revenue increased approximately 14% during the third quarter of Fiscal 2020 primarily attributable to increases in revenue from our FPP service contracts and new long-term rental program compared to the same period last year. The increase in FPP service revenue was primarily the result of not recognizing revenue in the third quarter of Fiscal 2019 on certain reassigned FPP service contracts. The increase in operating expense was primarily attributable to higher marketing and labor costs. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank, which resulted in higher interest expense during the third quarter of Fiscal 2020 as compared to the same period last year.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Energy efficiency	54%	40%	54%	40%
Natural resources	22%	42%	31%	48%
Renewable energy	24%	12%	15%	8%
Microgrid	—	6%	—	4%

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

Backlog

Net product orders were approximately negative $6.2 million and $8.6 million for the three months ended December 31, 2019 and 2018, respectively. At December 31, 2019, net product orders were negative due to the removal of BPC backlog of $15.8 million as discussed further below. Ending backlog was approximately $45.6 million at December 31, 2019 compared to $76.3 million at December 31, 2018. The gross book-to-bill ratio was 1.2:1 and 1.3:1 for the three months ended December 31, 2019 and 2018, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

On June 5, 2018, we entered into an amendment to the Assignment Agreement (the “Amended Assignment Agreement”) and the Note (the “Amended Note”) with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC was contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. The payments of $0.4 million, $0.3 million, and $0.3 million due March 20, 2019, June 20, 2019, and September 20, 2019, respectively, under the Amended Assignment Agreement, have not been received at the time of this filing. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting on December 20, 2019. In September 2019, we sent TI a notice to cure default with a deadline of October 31, 2019. TI failed to cure the noticed default and we have since terminated TI’s distributor agreement. As a result, the BPC accounts receivable and related accounts receivable reserve of $4.8 million were written off as of December 31, 2019.

As a result of the above amendments, during the three months ended March 31, 2018 we removed product orders related to BPC from backlog for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. Additionally, for Fiscal 2019, we removed product orders related to BPC from backlog for approximately $20.7 million. During the three months ended June 30, 2019 we removed approximately $4.6 million. These removals were the result of our continuous review of BPC related backlog with TI which resulted in us no longer honoring the product pricing. Due to the cancellation of our distributor agreement with TI, we removed product orders related to BPC from backlog for approximately $15.8 million during the three months ended December 31, 2019. There are no remaining backlog related to BPC as of December 31, 2019.

A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the required delivery dates requested by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

2.

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 69 distributors, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 15 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 54 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

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

Our FPP backlog as of December 31, 2019 was approximately $83.7 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2034. Our FPP backlog as of December 31, 2018 was approximately $72.8 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2031.

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

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Due to their capacity issues, it is uncertain if we will experience an interruption in parts from this supplier or be able to fully offset or recover any resulting component price increases. This could impact margins or sales in future quarters. During the first quarter of Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. As of December 31, 2019, there were gradual improvement trends in the capacity issues at the supplier.  A new supplier has been identified and has been fully qualified and is now working towards increasing its capacity and is expected to meet our production volumes during Fiscal 2020.

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

Results of Operations

Three Months Ended December 31, 2019 and 2018

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended December 31,
	2019	2018
	Revenue	Revenue
United States and Canada	$7.1	$9.6
Europe and Russia	5.2	3.0
Latin America	1.9	2.8
Asia and Australia	3.0	2.6
Middle East and Africa	0.2	—
Total	$17.4	$18.0

Revenue  Revenue for the three months ended December 31, 2019 decreased $0.6 million, or 3%, to $17.4 million from $18.0 million for the three months ended December 31, 2018. The change in revenue for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 included decreases in revenue of $2.5 million from the United States and Canadian markets and $0.9 million from the Latin American markets. These overall decreases in revenue were offset by increases in revenue of $2.2 million from the Europe and Russian markets, $0.4 million from the Asian and Australian markets, and $0.2 million from the Middle East and African markets. The decrease in revenue in the United States and Canadian markets was primarily because of a decline in product revenue in the United States natural resources market vertical. Additionally, we deployed a 0.8 megawatt C1000 Signature Series system under our long-term rental program. The increase in revenue in the Europe and Russian markets was primarily the result of our continued investment in key growth initiatives in the Energy Efficiency market vertical in those markets. The decrease in revenue in the Latin American markets was primarily because of a decrease in product shipments compared to the same period last year. The increase in revenue in the Asian and Australian markets and Middle East and African markets was primarily of higher accessories, parts and service sales compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2019			2018
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$7.9	8.1	50	$10.1	10.3	66

Accessories and Parts	4.1			3.2
Service	5.4			4.7
Total Accessories, Parts and Service	9.5			7.9
Total	$17.4			$18.0

For the three months ended December 31, 2019, revenue from microturbine products decreased $2.2 million, or 22%, to $7.9 million from $10.1 million for the three months ended December 31, 2018. The decrease in revenue and megawatts shipped was primarily because of a decrease in product volume due to weakness in the United States natural resources market vertical and because we deployed a 0.8 megawatt C1000 Signature Series system under our long-term rental program during the three months ended December 31, 2019. Megawatts shipped was 8.1 megawatts and 10.3 megawatts during the three months ended December 31, 2019 and 2018, respectively. Average revenue per megawatt shipped was approximately $1.0 million during the three months ended December 31, 2019 and 2018. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the three months ended December 31, 2019, revenue from our accessories and parts increased $0.9 million, or 28%, to $4.1 million from $3.2 million for the three months ended December 31, 2018. The increase in revenue from accessories and parts was primarily due to parts from higher powerhead and engine shipments during the three months ended December 31, 2019 compared to the prior year.

Service revenue for the three months ended December 31, 2019 increased $0.7 million, or 15%, to $5.4 million from $4.7 million for the three months ended December 31, 2018. The increase in service revenue was due to increases in revenue from our new long-term rental program, new FPP service agreements, and the result of not recognizing revenue on certain FPP service contracts because of the reassignment of those service contracts during the same period last year. Effective January 1, 2018 we launched our DSS program to provide additional support for distributor business development, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. Earned revenue from our DSS program for the three months ended December 31, 2019 and 2018 was $0.7 million for each period and has been included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to Optimal Group Australia Pty Ltd, one of our Australian distributors, accounted for 11% of revenue for the three months ended December 31, 2019. Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine (“CAL”), two of our domestic distributors and DTC Soluciones Inmobiliarias S.A. de C.V., one of the Company’s Mexican distributors (“DTC”), accounted for 14%, 13% and 13%, respectively, of revenue for the three months ended December 31, 2018.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was $2.6 million, or 15% of revenue, for the three months ended December 31, 2019 compared to a gross margin of $2.2 million, or 12% of revenue, for the three months ended December 31, 2018. The increase in gross margin of $0.4 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily due to decreases in warranty expense of $0.7 million, and production and service center labor and overhead expense decreases of $0.4 million, partially offset by a $0.7 million decrease in our direct material costs margin. Management continues to implement initiatives to improve gross margin in Fiscal 2020 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin, calculated as total revenue less our direct material costs, decreased $0.7 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 primarily because of lower product margin due to volume, partially offset by higher service margins.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.7 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily because of a higher than normal standard warranty provision in the nine months ended December 31, 2018 due to the supplier defect identified during the prior year period. Management expects warranty expense in Fiscal 2020 to be lower than Fiscal 2019 primarily because of the higher standard warranty provision in Fiscal 2019 due to a supplier defect identified during the first quarter of Fiscal 2019.

Production and service center labor and overhead expense decreased $0.4 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 primarily because of $0.1 million in overhead allocated to finished goods inventory, decreases of $0.1 million in labor costs, $0.1 million in consulting expense and $0.1 million in supplies.

On July 25, 2018, we and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense increased $8,000, to $30,000 during the three months ended December 31, 2019 compared to $38,000 during the three months ended December 31, 2018.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended December 31,
	2019	2018
Gross Margin
Product	$(0.5)	$(0.6)
As a percentage of product revenue	(7)%	(6)%

Accessories, parts and service	$3.1	$2.8
As a percentage of accessories, parts and service revenue	28%	36%

Total Gross Margin	$2.6	$2.2
As a percentage of total revenue	15%	12%

Product gross margin increased $0.1 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Accessories, parts and service gross margin increased during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 primarily because of higher service revenue resulting from our long-term rental program.

Research and Development (“R&D”) Expenses R&D expenses for the three months ended December 31, 2019 increased $0.1 million, or 11%, to $1.0 million from $0.9 million for the three months ended December 31, 2018. Management expects R&D expenses in Fiscal 2020 to be slightly higher than in Fiscal 2019 as a result of ongoing product development costs.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended December 31, 2019 increased $0.7 million, or 15%, to $5.3 million from $4.6 million for the three months ended December 31, 2018. The net increase in SG&A expenses was comprised of a decrease of approximately $0.4 million in bad debt recovery, and increases of approximately $0.1 million in marketing costs because of additional funding from the DSS program, $0.1 million in consulting expense and $0.1 million in legal, accounting and shareholder expense, compared to the same period last year. Management expects SG&A expenses in Fiscal 2020 to be higher than in Fiscal 2019 primarily as a result of increases in salaries expense, marketing expense, and professional services, including legal and accounting expenses.

Interest Expense  Interest expense increased $1.1 million to $1.3 million during the three months ended December 31, 2019 from $0.2 million for the three months ended December 31, 2018. Interest expense increased because of higher debt outstanding and a higher interest rate. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank. See Liquidity and Capital Resources—Three-year Term Note below for additional discussion on our three-year term note with Goldman Sachs.

Nine Months Ended December 31, 2019 and 2018

The following table summarizes our revenue by geographic markets (amounts in millions):

	Nine Months Ended December 31,
	2019	2018
	Revenue	Revenue
United States and Canada	$25.3	$31.7
Europe and Russia	14.6	12.2
Latin America	7.9	8.2
Asia and Australia	7.6	7.0
Middle East and Africa	2.0	2.3
Total	$57.4	$61.4

Revenue  Revenue for the nine months ended December 31, 2019 decreased $4.0 million, or 7%, to $57.4 million from $61.4 million for the nine months ended December 31, 2018. The change in revenue for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 included decreases in revenue of $6.4 million from the United States and Canadian markets, $0.3 million from the Middle East and African markets and $0.3 million from the Latin American markets. These overall decreases in revenue were offset by increases in revenue of $2.4 million from the European and Russian markets and $0.6 million from the Asia and Australian markets. The decrease in revenue in the United States and Canadian markets during the nine months ended December 31, 2019 compared to the same period last year was primarily because of a decrease in product volume due to weakness in the natural resources market vertical. Additionally, we deployed 3.4 megawatts C1000 Signature Series systems under our long-term rental program and a 0.6 megawatt system as a customer demo unit. The decrease in revenue in the Middle East and African markets was primarily the result of the ongoing geopolitical tensions in these regions and continues to be negatively impacted by the volatility of the global oil and gas markets. The decrease in revenue in the Latin American markets was primarily because of the decrease of product shipments. The increase in revenue in the European and Russian markets was primarily because of an increase in product shipments in the energy efficiency market vertical, as well as an increase in accessories and parts shipments during the nine months ended December 31, 2019 compared to the same period last year. The increase in revenue in the Asian and Australian markets was primarily because of an increase in system shipments into the natural resources market vertical during the nine months ended December 31, 2019 compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2019			2018
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$30.0	29.8	179	$38.6	39.2	206

Accessories and Parts	12.1			10.5
Service	15.3			12.3
Total Accessories, Parts and Service	27.4			22.8
Total	$57.4			$61.4

For the nine months ended December 31, 2019, revenue from microturbine products decreased $8.6 million, or 22%, to $30.0 million from $38.6 million for the nine months ended December 31, 2018. The decrease in revenue and megawatts shipped was primarily because of a decrease in volume, as well as the deployment of 3.4 megawatts C1000 Signature Series systems under our factory rental program, and a 0.6 megawatt system deployed as a customer demo unit during the nine months ended December 31, 2019 compared to no rental or demo units the same period last year. Also contributing to the decrease was weakness in the natural resources market vertical. Megawatts shipped during the nine months ended December 31, 2019 decreased 9.4 megawatts, or 24%, to 29.8 megawatts from 39.2 megawatts during the nine months ended December 31, 2018. Average revenue per megawatt shipped was approximately $1.0 million during the nine months ended December 31, 2019 and 2018, respectively. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the nine months ended December 31, 2019, revenue from our accessories and parts increased $1.6 million, or 15%, to $12.1 million from $10.5 million for the nine months ended December 31, 2018. The increase in revenue from accessories and parts was primarily due to parts from higher powerhead and engine shipments.

Service revenue for the nine months ended December 31, 2019 increased $3.0 million, or 24%, to $15.3 million from $12.3 million for the nine months ended December 31, 2018. The increase in service revenue was due to increases in revenue from new FPP service contracts and revenue from our long-term rental program, and lower than expected service revenue resulting from reassignment of certain FPP contracts during the same period last year. Earned revenue from our DSS program for the nine months ended December 31, 2019 and 2018 was $1.2 million for each period and has been included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

E-Finity accounted for 12% of our revenue for the nine months ended December 31, 2019 and 2018.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. The gross margin was approximately $8.6 million, or 15% of revenue, for the nine months ended December 31, 2019 compared to a gross margin of $6.1 million, or 10% of revenue, for the nine months ended December 31, 2018. The increase in gross margin of $2.5 million during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 was primarily because of decreases in warranty expense of $1.5 million, production and service center labor and overhead expense of $1.1 million and royalty expense of $0.2, partially offset by a $0.3 million decrease in our direct material costs margin. Management continues to implement initiatives to improve gross margin in Fiscal 2020 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin decreased $0.3 million during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 due to a decrease in product margin from lower volume, partially offset by higher service margin.

Production and service center labor and overhead expense decreased $1.1 million during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 primarily because of decreases of approximately $0.5 million in overhead allocated to finished goods inventory, $0.3 million in labor costs, $0.2 million in consulting expense, $0.2 million in supplies, offset by an increase of $0.1 million in facilities expense.

The decrease in warranty expense of $1.5 million during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 was primarily because of a higher than normal standard warranty provision in the nine months ended December 31, 2018 due to the supplier defect identified during the nine months ended December 31, 2018. Management expects warranty expense in Fiscal 2020 to be lower than Fiscal 2019 primarily because of the higher standard warranty provision in Fiscal 2019 due to a supplier defect identified during the first quarter of Fiscal 2019.

On July 25, 2018, we and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $0.2 million during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 primarily because we concluded our royalty obligation under the Development Agreement during Fiscal 2019.

The following table summarizes our gross margin (in millions except percentages):

	Nine Months Ended December 31,
	2019	2018
Gross Margin
Product	$(0.1)	$(0.2)
As a percentage of product revenue	0%	(1)%

Accessories, parts and service	$8.7	$6.3
As a percentage of accessories, parts and service revenue	31%	28%

Total Gross Margin	$8.6	$6.1
As a percentage of total revenue	15%	10%

Product gross margin increased $0.1 million during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. Accessories, parts and service gross margin increased during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 primarily because of increases in revenue from our long-term rental program and FPP service agreements. The increase in FPP service revenue was primarily the result of not recognizing revenue during Fiscal 2019 on certain reassigned FPP service contracts.

R&D Expenses  R&D expenses for the nine months ended December 31, 2019 increased $0.1 million, or 3%, to $2.8 million from $2.7 million for the nine months ended December 31, 2018. Management expects expenses in Fiscal 2020 to be slightly higher than in Fiscal 2019 as a result of ongoing product development costs.

SG&A Expenses  SG&A expenses for the nine months ended December 31, 2019 increased $1.5 million, or 1%, to $17.0 million from $15.5 million for the nine months ended December 31, 2018. The net increase in SG&A expenses was comprised of a decrease of approximately $0.3 million in bad debt recovery, and increases of approximately $0.7 million in marketing expense, $0.3 million in salaries expense, including non-cash stock based compensation expense, $0.2 million in shareholder costs, and $0.2 million in allocated costs for shared-services facilities expense. These increases were partially offset by a decrease of approximately $0.2 million in supplies and travel during the nine months ended December 31, 2019 compared to the same period last year. Management expects SG&A expenses in Fiscal 2020 to be higher than in Fiscal 2019 primarily as a result of increases in salaries expense, marketing expense, and professional services, including legal and accounting expenses.

Interest Expense  Interest expense increased $3.3 million to $3.9 million during the nine months ended December 31, 2019 from $0.5 million for the nine months ended December 31, 2018. Interest expense increased because of higher debt outstanding and a higher interest rate. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank. See Liquidity and Capital Resources—Three-year Term Note below for additional discussion on our three-year term note with Goldman Sachs.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2020 include approximately $1.0 million for plant and equipment costs related to manufacturing and operations, and approximately $3.0 million for systems under our factory rental program. During the nine months ended December 31, 2019, we deployed approximately $2.7 million of our C1000 Signature Series systems under our factory rental program. We have invested our cash in institutional funds that invest in high quality short term money market instruments to provide liquidity for operations and for capital preservation.

Our cash and cash equivalents balances decreased $13.0 million during the nine months ended December 31, 2019, compared to a decrease of $2.7 million during the nine months ended December 31, 2018. The decrease in cash and cash equivalents during the nine months ended December 31, 2019 compared to the same period last year was primarily the result of higher cash used in operating activities and cash used for rental assets, as well as lower cash generated from the issuance of common stock through the at-the-money offering program, partially offset by the September 2019 registered direct offering described below.

Operating Activities  During the nine months ended December 31, 2019, we used $15.7 million in cash in our operating activities, which consisted of a net loss for the period of $14.9 million and cash used for working capital of $5.2 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowance, depreciation and amortization, stock based compensation and inventory provision) of $4.4 million. During the nine months ended December 31, 2018, we used $12.6 million in cash in our operating activities, which consisted of a net loss for the period of $12.7 million and cash used for working capital of $3.9 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $4.0 million. The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended
	December 31,
	2019	2018
Net loss	$(14,948)	$(12,704)
Non-cash operating activities(1)	4,379	4,032
Changes in operating assets and liabilities:
Accounts receivable	(3,522)	3,088
Inventories	(827)	(3,401)
Accounts payable and accrued expenses	1,956	2,185
Prepaid expenses, other current assets and other assets	591	(3,821)
Other changes in operating assets and liabilities	(3,349)	(1,976)
Net cash used in operating activities	$(15,720)	$(12,597)

(1)	Represents change in warrant valuation, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the nine months ended December 31, 2019 compared to the same period the previous year was primarily because of the amortization of debt issuance costs from the Goldman Sachs term note payable. The change in accounts receivable during the nine months ended December 31, 2019 was primarily due to delayed collection from certain customers, compared to the same period the previous year. The change in inventory was primarily the result of a decrease in raw materials offset by an increase in finished goods during the nine months ended December 31, 2019 compared to an increase in raw materials offset by a reduction in finished goods during the nine months ended December 31, 2018. The change in accounts payable and accrued expenses was primarily the result of the timing of payments made by us during the nine months ended December 31, 2019 compared to the same period the previous fiscal year. The change in prepaid expenses, other current assets and other assets during the nine months ended December 31, 2019, was primarily because of a supplier prepayment obligation in the nine months ended December 31, 2018, described below, and a marketing demonstration unit accounted for as a deferred marketing cost in the nine months ended December 31, 2019. The change in other operating assets and liabilities during the nine months ended December 31, 2019 was primarily the result of decrease in deferred revenue attributable to deposits.

Investing Activities During the nine months ended December 31, 2019, we used cash of $3.9 million in investing activities compared to $3.1 million during the nine months ended December 31, 2018. The increase was primarily due to the deployment of rental units and the acquisition of fixed assets and leasehold improvements made to our Van Nuys location.

Financing Activities During the nine months ended December 31, 2019, we generated cash of approximately $6.6 million from financing activities compared to cash generated during the nine months ended December 31, 2018 of approximately $12.9 million. The funds generated from financing activities during the nine months ended December 31, 2019 were primarily the result of proceeds from the September 2019 registered direct offering and proceeds from the at-the-market offering program described below, offset by repayment of notes payable and capital lease obligations. The funds generated from financing activities during the nine months ended December 31, 2018 were primarily the result of proceeds from the at-the-market offering program described below and net borrowings under the credit facility, offset by repayment of notes payable and capital lease obligations.

At-the-market offerings

Effective August 28, 2015, we entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. During the nine months ended December 31, 2018, the Company issued 0.3 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of June 30, 2018, 2.6 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended December 31, 2019, we issued approximately 0.4 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $1.2 million after deducting commissions paid of approximately $41,400. During the nine months ended December 31, 2019, we issued 0.6 million shares of our common stock under this at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $2.7 million after deducting commissions paid of approximately $0.1 million. As of December 31, 2019, approximately $15.0 million remained available for issuance with respect to this at-the-market offering program.

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

As of December 31, 2019, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of common stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of common stock, and have an expiration date of April 22, 2021. As of December 31, 2019, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $3.05 per share of common stock.

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets. Our common stock and warrant transactions during second quarter of Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding, resulting in an additional 29,654 warrants issued, which were treated as a deemed dividend in the amount of $74,989.

On December 9, 2019, we entered into Amendment No. 1 to the Purchase Warrant for Common shares (the “Amendment No. 1”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends the Warrant. The Amendment No. 1 amends the first paragraph of the Warrant to increase the number of Warrant Shares issuable under the Warrant (on a post-reverse split basis) and to decrease the exercise price from $8.86 per share (on a post-reverse split basis) to $3.80 per share (the “Per Share Warrant Exercise Price”). The Amendment No. 1 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price is equal to the Per Share Warrant Exercise Price.

On September 4, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors pursuant to which we agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) an aggregate of 580,000 shares of our common stock, par value $0.001 per share at a negotiated purchase price of $5.00 per share, and pre-funded warrants to purchase up to an aggregate of 440,000 shares of our common stock at a negotiated purchase price of $5.00 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.1 million (580,000 shares of our common stock plus 440,000 pre-funded warrants at a $5.00 per share purchase price), before deducting placement agent fees and other offering expenses. Net proceeds from the offering were $4.6 million. The offering closed on September 9, 2019. On October 24, 2019, a warrant holder exercised its rights to the warrant agreement to exercise on a cash basis 440,000 pre-funded warrants at an exercise price of $0.001 per share under the warrant agreement.

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

There were no stock options exercised during the nine months ended December 31, 2019 and 2018, respectively. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $44,000 and $73,000 of net cash used during the nine months ended December 31, 2019 and 2018, respectively.

Former Credit Facility  Upon closing with the Purchaser and Goldman Sachs Specialty Lending Holdings, Inc., our existing credit facilities with Bridge Bank were paid off in full.

Three-year Term Note  On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes was on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of March 31, 2019, $30.0 million in borrowings were outstanding under the three-year term note. Under the three-year term note with Goldman Sachs we are not permitted to allow our cash and cash equivalents to be less than $12.0 million through the first anniversary date of February 4, 2020, and $9.0 million thereafter. On December 9, 2019, we entered into a Second Amendment (the “Second Amendment”) to the Note Purchase Agreement. Under the Second Amendment, Section 6.21 of the Note Purchase Agreement was amended to increase the Section 382 Ownership Shift threshold to not exceed 40.0%. In addition to the Note Purchase Agreement, on February 4, 2019, the Company sold the Warrant pursuant to which the Holder may purchase shares of the Company’s Common Shares of the Warrant Shares. The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets. Our common stock and warrant transactions during second quarter of Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding, resulting in an additional 29,654 warrants issued, which were treated as a deemed dividend in the amount of $74,989. On December 9, 2019, the Company entered into Amendment No. 1 with the Warrant Holder that amends the Warrant. The Amendment No. 1 amends the first paragraph of the Warrant to increase the number of Warrant Shares issuable under the Warrant (on a post-reverse split basis) and to decrease the exercise price from $8.86 per share (on a post-reverse split basis) to Per Share Warrant Exercise Price. The Amendment No. 1 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price is equal to the Per Share Warrant Exercise Price.

Working Capital and Other Operating Assets and Liabilities Cash used for working capital was $5.2 million during the nine months ended December 31, 2019, an increase of $1.3 million from the cash used for working capital of $3.9 million during the nine months ended December 31, 2018. We attribute the increase in our working capital requirements during the nine months ended December 31, 2019 compared to December 31, 2018 primarily to an increase in cash used for accounts receivable due to delayed collection from certain customers. These increases in cash used for working capital and other operating assets and liabilities were partially offset by an increase in accounts payable payments and a marketing demonstration unit accounted for as a deferred marketing cost during the nine months ended December 31, 2019 compared to the same period last year.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the condensed consolidated financial statements for the nine months ended December 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our third quarter of Fiscal 2020 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets and ongoing global geopolitical tensions. We incurred a net loss of $14.9 million and used cash in operating activities of $15.7 million for the nine months ended December 31, 2019. Our working capital requirements during the nine months ended December 31, 2019 were higher than management’s expectations, which included higher accounts receivable due to delayed collections and higher inventory. Our net loss expanded during the nine months ended December 31, 2019 compared to the same period the previous year primarily because of higher interest expense and higher selling, general and administrative expense, partially offset by higher gross margins from our accessories, parts and service business. As of December 31, 2019, we had cash and cash equivalents of $16.7 million, and outstanding debt of $30.0 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections and the term note payable with Goldman Sachs, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our third quarter of Fiscal 2020 financial statements.

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

Our accounts receivable balance, net of allowances, was $19.8 million and $16.2 million as of December 31, 2019 and March 31, 2019, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by 36 days to 104 days as of December 31, 2019 compared to 68 days as of December 31, 2018. The increase in our DSO was primarily because of delays in collections of certain customer accounts receivable. We recorded net bad debt recoveries of approximately $0.1 and $0.3 million during the nine months ended December 31, 2019 and 2018, respectively.

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

The Kinney Complaint alleged material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleged that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleged that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The Grooms Complaint made allegations and claims that were substantially identical to those in the Kinney Complaint, and both complaints sought compensatory damages of an undisclosed amount. On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff. On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action. The putative class period in the Consolidated Amended Complaint was June 12, 2014 to November 5, 2015. Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016. On March 10, 2017, the Court issued an order granting Defendants’ motion to dismiss in its entirety with leave to amend. Plaintiffs filed an amended complaint on April 28, 2017. Defendants’ motion to dismiss was filed June 2, 2017. Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and Defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017. On February 9, 2018, the Court issued an Order denying Defendants’ motion to dismiss. On March 30, 2018, Defendants filed an answer to the Consolidated Amended Complaint. On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020. On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation. The parties participated in mediation on September 24, 2018, which did not result in a settlement. On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety. The agreement in principle was subject to several conditions, including the execution of a stipulation of settlement that was satisfactory to all parties, and preliminary and final approval from the court, among other things. Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019. Preliminary approval of the settlement was granted on May 17, 2019. On September 24, 2019, our lead counsel filed a motion for attorneys’ fees and reimbursement of litigation expenses. On October 25, 2019, plaintiffs filed a motion for final approval of the settlement. On November 15, 2019, the Court issued an order approving the settlement and the payment of attorneys’ fees, litigation expenses, and class representative payments, and entering final judgment in the action. Our insurance carrier funded the settlement amount. We have not recorded any liability as of December 31, 2019 since the settlement amount is not considered material as it was funded by our insurance carrier.

Federal Individual Securities Action

An individual securities complaint was filed against us, our Chief Executive Officer, and additional unidentified defendants in the United States District Court for the Central District of California under the following caption:  FiveT Investment Management LTD, et al., v. Capstone Turbine, et al., No. 2:18-CV-03512 on April 25, 2018.  The lawsuit alleged material misrepresentations and omissions regarding our revenue, sales, and operations because of alleged improper revenue recognition and backlog calculations related to BPC. The lawsuit alleged that these statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The complaint also asserted claims against all named defendants for fraud, negligent misrepresentation, violations of California Civil Code sections 1709 and 1710, and California Corporations Code sections 25400 and 25401. Additionally, the complaint asserted a cause of action against the individual defendants for breach of fiduciary duty. It demanded compensatory damages for the amount of damages allegedly suffered, pre-judgment and post-judgment interest, and fees.

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

The mediation did not result in a settlement.  On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401.  On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserted claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. On June 6, 2019, the parties reached a confidential settlement of the action and the suit was dismissed with prejudice on July 1, 2019. We have not recorded any liability as of December 31, 2019 as our insurance carrier funded the settlement amount.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference previously scheduled for December 17, 2019 is now scheduled for February 14, 2020.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action are either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying Defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference previously scheduled for December 17, 2019 is now scheduled for February 14, 2020.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. We have not recorded any liability as of December 31, 2019 as our insurance carrier will fund the settlement amount.

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

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, negotiation regarding an award of attorney fees, and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing. We have not recorded any liability as of December 31, 2019 as our insurance carrier will fund the settlement amount.

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

Also on October 18, 2018, Regatta filed a lawsuit in the Superior Court of the State of California, County of Orange, alleging two counts of fraud, and one count of interference with contractual relations, individually against Mr. James Crouse, then Executive Vice President of Sales for the Company, arising out of the same allegations made in Regatta’s counterclaim. As remedies for these alleged claims, Regatta again sought no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. The case was filed under the caption Regatta Solutions, Inc., v. Jim Crouse, et. al., Case No. 30-2018-01026571-CU-FR-CJC. On December 14, 2018, Regatta stipulated and agreed to arbitrate its claims against Mr. James Crouse and dismissed him from the Superior Court action.

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019 at which point the parties came to a resolution of the matter. Following initial compliance with the settlement terms, Regatta has since breached its obligations thereunder and Capstone is now engaged in efforts to enforce the settlement agreement, including participating in further dispute resolution proceedings. We continue to negotiate a resolution with Regatta to the remaining dispute. The settlement did not have a material impact on our condensed consolidated financial statements.

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
4.1

Second Amendment to the Note Purchase Agreement, dated as of December 9, 2019, by and among Capstone Turbine Corporation, certain subsidiaries of the company and Goldman Sachs Specialty Lending Group L.P. (a successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (f)

4.2	Amendment No. 1 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (a successor in interest to Goldman Sachs & Co. LLC), dated December 9, 2019(f)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

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

(b)Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 17, 2012 (File No. 001-15957)

(c)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on November 6, 2015 (File No. 001-15957)

(d)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 21, 2019 (File No. 001-15957)

(e)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 1, 2017 (File No. 001-15957)

(f)Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on December 9, 2019 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ FREDERICK S. HENCKEN III
Frederick S. Hencken III
Chief Financial Officer& Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: February 6, 2020