Form 10-K
period 2020-03-31
CAPSTONE TURBINE Corp
filed 2020-06-29
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

(818) 734-5300

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

The aggregate market value of the shares of Common Stock of the registrant held by non‑affiliates on September 30, 2019 was approximately $40.8 million.

As of June 24, 2020, there were 10,984,783, shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2020 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

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

As part of our long-term growth strategy, in January 2020, Capstone divided its sales and marketing team into two separate organizations. One stand-alone organization will remain focused on developing and managing the existing worldwide distribution channel and will lead all marketing and advertising activities as we continue building the Company into a strong and recognizable worldwide brand. The second stand-alone organization is responsible for growing the Company's national account business and long-term rental fleet. Additionally, this team will be responsible for business development, licensing, and new product partnerships. We will also continue to expand with new fuels, such as hydrogen and further growing our renewable market segment participation. We believe this new sales strategy, when combined with a positive adjusted EBITDA, will better enable us to capture more market share with large, global customers, where we see greater potential at dozens of their facilities worldwide. Our existing distribution network remains our worldwide feet-on-the-ground and our local presence, while the internal salesforce will build strong, long-term relationships with larger, more diverse customers.

We offer microturbines designed for commercial, industrial and onshore and offshore oil and gas applications with product offerings ranging from 30 kilowatts (“kW”) to one megawatt (“MW”) in electric power output, which can be deployed in arrays up to 10 MWs. Our microturbines combine patented air bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Because of our air bearing technology, our microturbines do not require lube oil, grease, or traditional coolants. This means they do not require routine maintenance to change and dispose of lube oil, grease, or other liquid lubricants, as do the most common reciprocating engines. We also manufacture and supply controllers that provide complete automated system control, including load following and custom logic to protect against expensive local utility demand charges. These controllers include the legacy Capstone Logic Controllers (CLC) and the new Capstone PowerSync family of controllers.

Our microturbines can be fueled by various sources, including natural gas, propane, butane, various sour gases, renewable fuels such as renewable natural gas, landfill gas, biogas or digester gas, kerosene, diesel and biodiesel. Our microturbines are available with integrated unit mounted heat exchangers, making them easy to engineer and install in applications where hot water, chilled water, air conditioning and steam is desired.

We sell microturbine units, components, controllers and accessories, as well as offer long-term microturbine rentals. We also remanufacture microturbine engines and provide new and remanufactured aftermarket spares parts, accessories, services, and comprehensive long-term service contracts from 5 to 20 years. Our microturbines are sold primarily through distributors and Original Equipment Manufacturers (“OEMs”). Distributors purchase our products for sale to end users and also provide service, application engineering and installation support. Distributors also provide a variety of additional services, including engineering, application, and air permit support services in which the microturbines will be used, installation support of the products at the end users’ sites, commissioning the installed applications and providing post commissioning service, including a comprehensive FPP. Our distributors perform as independent value-added resellers. OEMs integrate our products into their own product solutions.

This Annual Report on Form 10-K (this “Form 10-K”) refers to our fiscal years ending March 31 as its “Fiscal” years.

Company Response to COVID-19

In March 2020, the Company began to monitor the global effects of “COVID-19,” an infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus 2 (SARS CoV-2) that was first detected in November 2019 in the city of Wuhan, China.

The subsequent spread of COVID-19 to the U.S. and many other parts of the world led the World Health Organization to characterize COVID-19 as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to the Company, stay-at-home orders were imposed in the state of California on March 20, 2020.

On March 23, 2020 the Company enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed approximately 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. The Company’s Leadership Team volunteered to take a 25% temporary salary cut as well as the fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, approximately 25 other top company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1st, most with the 15% voluntary salary cuts, with others scheduled to return in a staggered manner through to the end of September. Additionally, in March 2020, the directors voted to take a temporary 25% reduction in base cash retainer in support of the Company’s Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, the Company eliminated 26 employees on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, the Company had a limited production capability of new microturbine products, but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020, for shipment during this period of suspended production. The Company continues to maintain a crew of essential operations employees to manufacture service engines, remanufacture spare parts and provide service spares in support of FPPs and global distributor spare parts orders. The Company’s vendor supply chain has been impacted by the pandemic, however it continues to be operational as of today. However, the Company is looking to minimize incoming inventory receipts to less than $6.0 million between April 1, 2020, and June 30, 2020, in order to minimize cash burn, increase liquidity, and increase inventory turns with a goal of generating positive working capital during the first and second quarter of Fiscal 2021.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was necessary to support the Company’s ongoing operations. Under the PPP, the Company could obtain a U.S. Small Business Administration loan in an amount equal to the average of the Company’s monthly payroll costs (as defined under the PPP) for calendar 2019 multiplied by 2.5 (approximately 10 weeks of payroll costs). Section 1106 of the CARES Act contains provisions for the forgiveness of all or a portion of a PPP loan, subject to the satisfaction of certain requirements. The amount eligible for forgiveness is, subject to certain limitations, the sum of the Company’s payroll costs, rent and utilities paid by the Company during the eight-week period beginning on the funding date of the PPP loan.

On April 24, 2020, the Company closed on a PPP loan in the amount of $2,610,200, which was transferred by the Company into an account dedicated to allowable uses of the PPP loan proceeds. On May 13, 2020, the Company repaid $660,200 of the loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P.

The COVID-19 outbreak and the uncertainty of economic conditions relating thereto may negatively impact the Company’s results of operations, cash flows and financial position; however, the overall financial impact cannot be reasonably estimated at this time. Based on the operational and financial plans that management has developed, the Company expects to be able to meet its financial obligations as they become due over the next twelve months.

Products

Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store or cathodic protection for an oil or natural gas pipeline. The 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100 room hotel while also providing about one third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office, commercial, and industrial buildings and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into single enclosures which are available in multiple sizes and are built in similar dimensions to a standard shipping container or International Organization for Standardization (“ISO”) sizes, we have created an upgradable family of microturbine offerings from 400 kW up to 1000 kW or 1 MW in a compact footprint engineered to function as a single source of power. Our 400 kW, 600 kW, 800 kW and 1000 kW (“C1000S Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. The 600 kW and 800 kW systems can be shipped in a five-bay configuration which allows the end-use customer to add one to two more 200 kW microturbines in the future to increase their total onsite power production from 600 kW to 1000 kW without any change to the existing site footprint, as their business power demands expand over time.

We began commercial sales of our C30 products in 1998, targeting the emerging distributed generation industry that was being driven by fundamental changes in power requirements. In September 2000, we shipped the first commercial unit of our 60 kW microturbine (“C60”), which was replaced by the C65 model during the quarter ended March 31, 2006. We began shipping the C60 ICHP solution in 2003. Our C60 microturbine was the first combustion power generation product to be certified by the California Air Resources Board (“CARB”) as meeting its stringent distributed generation emissions standards that went into effect in 2003. The first commercial C200 microturbine was shipped on August 28, 2008. Our C1000 Series product was developed based on our C200 microturbine engine. The C1000 Series product can be configured into 1,000 kW, 800 kW, 600 kW and 400 kW solutions in multiple sizes and are built in similar dimensions to a standard shipping container or ISO sizes, and depending on the configuration, provides the opportunity for future expandability. The first commercial shipment of our C1000 Series product was on December 29, 2008. During Fiscal 2016, we unveiled our C1000 Signature (“C1000S”) microturbine as part of our new C1000S microturbine energy systems which also includes an 800 kW (“C800S”), a 600 kW (“C600S”), and a 400 kW (“C400S”) microturbine. The C1000S microturbine incorporates over 70 components, system and design upgrades intended to improve the overall product quality and enhance the microturbine ownership experience in all applications but specifically for CHP and CCHP applications. We began shipping the C200 and C1000 Signature Series ICHP solution in the fourth quarter of fiscal 2017.

Our microturbines are compact, lightweight and environmentally friendly generators of electricity and heat compared to competing technologies. They operate on the same principle as a jet engine using a variety of commercially available fuels. For example, our microturbines can operate on low British Thermal Unit (“BTU”) gas, which is gas with lower energy content, and can also operate on gas with a high amount of sulfur, known in the industry as sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills and anaerobic digesters. Our microturbines’ multi-fuel capability provides competitive advantages with respect to some of our selected vertical markets. The combustor system remains the same for all fuels except for the fuel injectors, which currently vary between liquid and multiple gaseous fuels.

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

Our full line of microturbine energy solutions target multiple vertical markets worldwide, including energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation. Within these vertical markets, we focus on applications that we believe have the greatest near-term potential for the customer based on various different factors such as energy load demand, available fuels, economic payback and for some, government incentives. We also target smaller sub segments that fall within these vertical markets that may not otherwise be considered for on-site generation.

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines are able to maximize the availability of usable energy which we believe provides a significant economic advantage to our customers while reducing their onsite emissions. CHP and CCHP can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30 percent to approximately 85 percent for hot water and chilled water to as much as 90 percent or more for some steam and direct drying applications. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs.

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

Major oil and gas companies are developing large shale reserves, or plays, in the United States. We have been shipping microturbines into the U.S. shale gas market since 2010. The addressable market for our microturbines in this industry is significant. The shale gas market for microturbines may grow as demand for natural gas continues to rise and the U.S. as the Environmental Protection Agency (“EPA”), the Department of the Interior and other federal and state agencies work to reduce the emission of hazardous air pollutants associated with natural gas development, including limitations on the flaring of excess gases. Our product sales in the natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. However, our growth in the oil and gas sector within our natural resources market is primarily driven by oil prices. The company believes it will experience growth in this market when oil prices are sustained at or above $50.00 per barrel.

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

Additionally, we have our own programmable logic control system and sensors, which interface with other building automation systems and these control systems are one of the key aspects of monitoring a microgrid. The use of microgrid to serve local loads helps to reduce energy losses in transmission and distribution, further increasing the efficiency of the microgrid. We have been a part of numerous successful microgrid installations worldwide ranging from a wind turbine manufacturer, ski resort, university, industrial farm, utility software company, brewery and an electrical distribution utility. Capstone microturbines functionality is to ensure energy availability for advanced microgrids before and during disasters, such as hurricanes. They may also help reduce electrical expenditures in the years following a disaster when electric utility rates may be increased to pay for the expenses for grid infrastructure repairs and improvements associated with these disasters. We have seen continued development in the microgrid market segment.

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

Additionally, our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary generator set. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board battery charger and range extender. Our marine customers use both liquid fueled and natural gas microturbine products. Liquefied natural gas (“LNG”) is in its early stages as a marine fuel, and the number of vessels powered by LNG is forecasted to double every two years over the next decade. Vessel owners can receive the same benefits as users of stationary products: low emissions with no exhaust aftertreatment, long maintenance intervals, high reliability, low noise and no vibration. Transportation is a developing market segment for us. In Fiscal 2020, transportation products were only for customer demonstrations.

Sales and Marketing

We primarily sell and market our microturbine product, parts and service through our global network of authorized distributors and a new direct sales team, which was formed in January 2020 to focus on OEMs and national accounts.

As part of our long-term growth strategy, in January 2020, Capstone divided its sales and marketing team into two separate organizations. One stand-alone organization will remain focused on developing and managing the existing worldwide distribution channel and will lead all marketing and advertising activities as we continue building the Company into a strong and recognizable worldwide brand. The second stand-alone organization is responsible for growing the Company's national account business and long-term rental fleet. Additionally, this team will be responsible for business development, licensing, and new product partnerships. We will also focus on new fuels, such as hydrogen and further growing our renewable market segment participation. We believe this new sales strategy, when combined with a positive adjusted EBITDA, will better enable us to capture more market share with large, global customers, where we see greater potential at dozens of their facilities worldwide. Our existing distribution network remains our worldwide feet-on-the-ground and our local presence, while the internal salesforce will build strong, long-term relationships with larger, more diverse customers.

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

Effective January 1, 2018, we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and funding for increased strategic business-to-business marketing activities.

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

South America constitutes a diverse group of markets that vary greatly in potential capture for us based on a number of factors, including availability of oil and gas production and transmission, energy pricing and political and investment climate. While we have distributors in nearly all South American countries, our management is focused on what we consider to be the top geographical markets, such as Colombia, Brazil, Bolivia, and Chile.

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

Europe and Russia

To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased local sales and service support. We have an office in Europe for the purpose of working with our local distributors on a daily basis to identify and understand growth opportunities. We have a recently upgraded Integrated Remanufacturing Facility (IRF) in the United Kingdom to make new and remanufactured parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. We continue to diversify the company’s overall presence in Russia and the surrounding Commonwealth of Independent States (CIS) as we explore new growth opportunities in these areas with multiple new distributors. The rebuilding of our business in Russia and the surrounding CIS area continues to evolve including the addition of our new Russia oil and gas distributor Arman Energo. Further, the continuation or escalation of the current geopolitical instability in Russia and Ukraine could continue to negatively impact our operations, sales, and future growth prospects in that region. For more information, see “Risk Factors” beginning on Page 18 of this Form 10‑K.

Customers

Sales to E‑Finity Distributed Generation, LLC (“E‑Finity”), one of our domestic distributors, accounted for 12% and 13% of our revenue for the fiscal years ended March 31, 2020 and 2019, respectively. Sales to Cal Microturbine (“CAL”), one of our domestic distributors, accounted for 12% of our revenue for the year ended March 31, 2019. Additionally, E-Finity accounted for 14% of net accounts receivable as of March 31, 2020. Reliable Secure Power Systems, (“RSP”), one of our domestic distributors, and E-Finity, accounted for 14% and 10%, respectively, of net accounts receivable as of March 31, 2019.

On October 13, 2017, we entered into an Accounts Receivable Assignment Agreement (the “Assignment Agreement”) and Promissory Note (the “Note”) with Russian distributor Turbine International, LLC (“TI”).

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

We recorded a net bad debt expense of approximately $0.4 million during Fiscal 2020 primarily due to the uncertainty of collections from certain distributors during the COVID-19 pandemic. We recorded a net bad debt recovery of approximately $0.3 million during Fiscal 2019. As of September 30, 2019, we collected cumulatively approximately $1.8 million from BPC on their previously reserved accounts receivable. Additionally, we collected cumulatively approximately $1.5 million from TI, under the terms of the Assignment Agreement and the Amended Assignment Agreement. The BPC accounts receivable and related accounts receivable reserve of $4.8 million were written off as of March 31, 2020.

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

Our microturbines may also compete with other distributed generation technologies, including solar-powered systems, wind-powered systems, fuel cells and fly wheel. Solar and wind powered systems produce no emissions and benefit from above market contracts provided by state mandates. The main drawbacks to solar and wind powered systems is that they may not be dispatchable because of their dependence on weather conditions, the utility grid or high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market is still developing, a number of fuel cell providers are also focused on markets similar to ours, including Active Power Inc. (a division of Piller Power Systems Inc.), Ballard Power Systems Inc., Bloom Energy Corporation, FuelCell Energy Inc., LG Fuel Cell Systems, a business unit of LG Electronics, and Plug Power Inc. Fuel cells have slightly lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. With equivalent government incentives, microturbines would provide a better economic value to end users in most applications.

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

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We have systems installed in 73 countries around the world, each of which has their own policy and regulatory framework, which are subject to change. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our product with the electric grid. Further, utility companies may charge additional fees to customers who install on‑site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back‑up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product, or increase the cost to our potential customers for using our systems. This could make our systems less economical, thereby adversely affecting our revenue and profitability. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of climate change. Accordingly, we may benefit from increased government regulations that impose tighter emission standards particularly on burning coal and fuel oil and fuel efficiency as long as gas combustion technology solutions are not excluded.

Government funding can impact the rate of development of new technologies or improvements to existing technologies. We continue to engage with federal and state policymakers to support government programs that promote the deployment of our low emission and energy efficient products. Competing new technologies have historically received larger incentives and development funding than do microturbines. However, the U.S. Department of Energy continues to fund the development of cost-effective, high efficiency CHP that is responsive to site demands and grid requirements. Flexible CHP could provide additional generating capacity when grid demand increases or renewable resources are not available as well as other grid services, like frequency regulation, to keep the grid stable. As more intermittent renewable resources are added to the electric grid, grid operators need access to additional dispatchable generation capacity to ensure an adequate and stable power supply. Capstone’s PowerSync controller could provide this automated response capability to allow for participation in grid services markets, where permitted.

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

During Fiscal 2020, we focused significant efforts on establishing additional long-term partnerships with several key vendors while consolidating and vertically integrating within our supply chain. We have located and qualified several new suppliers where previous single points of failure have occurred in past years. We have established and qualified dual source vendors for several critical long-lead time components which should mitigate the risks of supply chain interruptions in the future. Throughout the year, we have focused on several cost-reduction initiatives designed to reduce overall aftermarket and product costs to improve our operating cash position. Later in Fiscal 2020, we became aware of the COVID-19 pandemic and fully assessed our supply chain, determining that the sourcing controls and measures we put in place were adequate in helping prevent an interruption. While the COVID-19 situation remains fluid, we continue to put measures in place in the form of safety stocks and dual sourcing to prevent potential interruptions to the supply chain.

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

During Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. A new supplier has been fully qualified and has taken over as the primary source of this commodity for Capstone.

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

Solar Turbines Incorporated (“Solar”), a wholly owned subsidiary of Caterpillar Inc., was our sole supplier of recuperator cores prior to 2001. In 2000, we exercised an option to license Solar’s technology, which allows us to manufacture these cores ourselves and we began manufacturing them in June 2001. We are required to pay a per unit royalty fee for the life of Capstone’s patents for cores manufactured and sold by us using the technology. Royalties of approximately $26,400 and $33,200 were earned by Solar for the fiscal year ended March 31, 2020 and 2019, respectively.

In 2007, we entered into a Development and License Agreement (“Development Agreement”) with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of our C200 microturbines. On July 25, 2018, we and Carrier entered into a Second Amendment whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development Agreement and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement agreement of $3.0 million to Carrier, as such there is no further royalty obligation to Carrier. Carrier earned $0.4 million in royalties for C200 and C1000 Series system sales during the fiscal year ended March 31, 2019.

We have an approximately 42,300 square foot manufacturing footprint in our Van Nuys location in Southern California, running on a single shift. We believe that our production capacity goal of approximately 2,000 units per year, depending on product mix is well above our current production rates and will be achievable by adding additional shifts. This may require an increase in working capital and some additional capital expenditures when necessary.

Research and Development (“R&D”)

Our engineering mission has been on supporting the expansion of our existing suite of products, focusing on alternative fuels and technologies, maintaining relevance in the global evolution of grid interconnection requirements, and the launch of the PowerSync Controller. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. For the fiscal years ended March 31, 2020 and 2019, R&D expenses were $3.6 million in each year, which amounts are equivalent to 5% and 4% of total revenue, respectively, for these fiscal years.

Our product development activities during Fiscal 2019 continued with the launch of the new family of PowerSync controllers used for Capstone microturbines. In Fiscal 2020 we completed the development and qualification of a new self-cleanable severe environment air filtration system for our Signature Series line of microturbine products.

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

Our new self-cleanable severe environment air filtration system for our line of Signature Series microturbine products was launched during Fiscal 2019. During sand and dust storms common to most hot arid desert areas, particulate concentrations close to the ground can reach levels 20,000 times those in typical U.S. cities. Such dust and dirt loads can cripple conventional air filtration systems, cause massive maintenance expenditures and allow excessive dust concentrations to be ingested by the turbine. Capstone’s new cleanable severe environment units employ industry standard high-efficiency filters. The systems feature self-cleanable pulse actuation to extend life and service interval, critical for remote sites. In Fiscal 2020 we delivered two C600 systems with the self-cleanable filtration to a new customer in the Middle East.

Our C65, C200 and C1000 Series microturbines became UL 1741 Supplement A (SA) certified during Fiscal 2019. This testing standard was written in response to California Rule 21, and in response to the local increased presence of distributed generation and require interactive grid support functions.  Capstone benefitted substantially from previous certification successes for the German and Italian markets to expedite conformance to UL 1741 SA.  Certification standards are becoming increasingly commonplace globally, with localization of controls and requirements.  In Fiscal 2020, Capstone achieved Australian AS4777 certification for our C200 product line, and UK G99 Grid Interconnect type approval for C65 and C200 product lines.  In addition, Germany released VDE 4110 for Medium Voltage Grid Interconnection, to augment the BDEW certification.  Capstone achieved “Prototype Confirmation” for this new specification that enables continued operability in Germany.

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

Our partnership with the DOE provided funding during Fiscal 2017 in the amount of $335,000 for one year to Argonne National Laboratory to conduct hydrogen and synthetic fuel or syngas testing on our C65 and C200 microturbines. Hydrogen testing was on hold while the test facility implemented mechanisms for safe handling, detection, and delivery of the hydrogen gas. The safety challenges have been resolved and testing has begun. Despite a challenging federal budgetary environment, funding has been extended to the 2020 government fiscal year for completion of the testing.

Capstone Turbine continues support of the University of California, Irvine (“UCI”) through their Advanced Power and Energy Program, to evaluate Microturbine operation using hydrogen and natural gas fuel blends.  The testing to be performed in Fiscal 2021 is sponsored by the local gas authority as they evaluate the impacts of gas grid hydrogen injection.  Capstone and UCI continue to be key partners in advancing academic research while enabling commercialization of technology.

We partnered with FGC Plasma Solutions to test a new plasma-assisted fuel injection technology in our C65 microturbine. We worked together to develop a new combustion concept for improved turbine efficiency and emissions performance. The technology could enable more optimum operation of the engine as well as benefits from lower emissions, increased fuel flexibility and improved reliability. Testing was completed in early Fiscal 2020 and results were positive whereby the solution could be implemented into our microturbine without adverse effects.

Capstone and Argonne National Laboratory are also partnering on a microturbine derivative utilizing Argonne’s high-efficiency, fast-charging, and fast discharging Thermal Energy Storage System.  This effort is funded through the Department of Energy’s Technology Commercialization Fund. The thermal storage system is expected to improve the microturbine’s overall efficiency increasing value to the customer. The Thermal Energy Storage System modeling and simulation was completed towards the end of Fiscal 2020.  A review was conducted and the design of a prototype, small scale, system was decided.  Fiscal 2021 will see the assembly of the small scale system and model validation performed at Argonne using their C65 test system.

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

Our marine products have been used to provide hybrid electric marine propulsion, “hotel power,” CHP, or CCHP. They may be ideal for small and mid-size commercial ships that travel inland waterways and emissions controlled areas (“ECAs”). Although we believe the marine sector has the potential to be a beneficial option for the vessel owners, we temporarily suspended our development efforts with respect to C30 microturbines targeted at this market in response to our lower revenue. We currently intend to continue with the next phase of development after we achieve profitability. In partnership with one of our long-term EMEA distributors, Capstone has developed a marine C65 for a private yacht manufacturer and in Fiscal 2020 we delivered the product and also received certification from Lloyd’s Register EMEA for Lloyd’s Register Rules and Regulations for the Classification of Special Service Craft 2018 - Part 6.

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

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright, “know how”, and trademark laws and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have obtained 47 U.S. and 3 international patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between calendar years 2020 and 2037. We actively evaluate our patent portfolio and pursue new patent applications as we develop new technological innovations, as needed.

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

As of March 31, 2020, we had 100 full-time employees and 12 part time employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

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

•	the COVID-19 pandemic

•	our results of operations;
•	profits and losses;
•	our ability to raise additional capital;
•	R&D activities;
•	sales expectations;
•	our ability to develop markets for our products;
•	sources for parts;
•	federal, state and local government regulations;
•	our relationship with our distributors;
•	industry and economic conditions applicable to us;
•	the efficiency, reliability and environmental advantages of our products and their need for maintenance;
•	our ability to be cost‑competitive and to outperform competition;
•	customer satisfaction;
•	the value of using our products;
•	our ability to achieve economies of scale;
•	market advantage;
•	return on investments;
•	issues with suppliers;
•	anticipation of product supply requirements;
•	listing requirements;
•	our microturbine technology;
•	the utilization of our products;
•	competition;
•	the introduction of new technologies;
•	our production capacity;
•	international markets;
•	protection of intellectual property;

•	cybersecurity threats;
•	the adequacy of our facilities;
•	dividends;
•	business strategy;
•	product development;
•	capital resources;
•	capital expenditures;
•	liquidity;
•	amortization expense of intangibles;
•	cost of warranties;
•	stock‑based compensation;
•	our NOL rights plan;
•	purchase and lease commitments;
•	current liabilities;
•	recently issued accounting standards;
•	market risk;
•	international sanctions risk;
•	the strength of the U.S. dollar;
•	interest rate sensitivity;
•	the effect of cost reductions on future business initiatives;
•	the Tax Cuts and Jobs Act; and
•	growth of the shale gas market.

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

The ongoing effects of the COVID-19 pandemic could adversely affect our business, financial condition, results of operations, or cash flows.

An infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus 2 (SARS CoV-2) that was first detected in November 2019 in the city of Wuhan, China, known as COVID-19, resulted in an outbreak throughout the world. The subsequent spread of COVID-19 to the U.S. and many other parts of the world led the World Health Organization to characterize COVID-19 as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to the Company, stay-at-home orders were imposed in the state of California on March 20, 2020. Governments, public institutions, and other organizations in countries and localities throughout the world have taken and are continuing to take certain emergency measures to combat the spread of COVID-19, including implementation of restrictions on travel and orders that restrict the operations of institutions such as schools and businesses. We have already furloughed 47 employees in the U.S. and the remaining 100 employees continue to support essential business operations. These conditions will negatively impact all aspects of our business. Our business is also dependent on the continued health and productivity of our employees, including our manufacturing employees, sales staff and corporate management teams. While the full impact of the COVID-19 outbreak and government response is not yet known, we have experienced initial impacts of this pandemic in the three months ended March 31, 2020 and it could materially harm our business, results of operations and financial condition in the future.

In addition, due to domestic and international governmental orders restricting certain activities in response to COVID-19, including in Van Nuys, California, where our corporate headquarters and many of our operations, including our principal manufacturing facility, are located, we have experienced, and may in the future experience, certain disruptions in our business, including changes to our on-site operations to reduce manufacturing capacity and implement social distancing, reductions in our suppliers’ ability to source, maintain inventory and ship raw materials in alignment with our demands, work stoppages, slowdowns and delays, including having most of our employees working outside of our offices, travel restrictions, reduced access to our customers for product training and case support, and cancellation of events, delays in product development efforts, and other negative impacts on our capacity to manufacture, our suppliers’ capacity to source and ship raw materials and our distributors’ ability to sell and support the use of our products.

The COVID-19 pandemic has also caused significant uncertainty and volatility in global financial markets. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the COVID-19 pandemic, including a recession, depression or other sustained economic downturn, could materially and adversely affect our business, access to capital markets and the value of our common stock.

As of April 24, 2020, we entered into a loan with Western Alliance Bank in an aggregate principal amount of $2,610,200 pursuant to PPP under the CARES Act. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness. While we intend to pursue the forgiveness of the PPP loan received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP loan will be obtained.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently, capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve our cash position and capital structure.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, healthcare systems, the medical device industry or the global economy as a whole. However, these effects could adversely impact our business, financial condition, results of operations, or cash flows.

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

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by investors who acquired such common stock in a private placement, could have a material adverse effect on the market price of our common stock. We cannot predict the effect, if any, that future public sales of our common stock or the availability of additional shares of our common stock for sale will have on the market and trading price of our common stock. In addition, we currently have warrants outstanding for the purchase of up to an aggregate of 1.5 million shares of our common stock and certain of our warrant holders also have the right to require us to register under the Securities Act the shares issuable upon exercise of their warrants. In addition, some of our outstanding warrants contain anti-dilution provisions that may, under certain circumstances, increase the number of shares issuable thereunder. To the extent the warrants outstanding are fully exercised, a significant number of shares of common stock will be issued, which will result in dilution to the holders of our shares of common stock and an increase in the number of shares eligible for resale in the public market. If any of our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market and trading price of our securities, even if there is no relationship between such sales and the performance of our business.

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

On February 4, 2019, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes by us in a private placement exempt from registration under the Securities Act. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”) and the entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date.

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

We have experienced recurring operating losses and as of March 31, 2020, we had an accumulated deficit of approximately $900.9 million. On March 31, 2020, we had cash and cash equivalents of $15.1 million, and working capital of $29.8 million. This compares to $878.9 million, $29.7 million and $42.0 million, respectively, on March 31, 2019. As a condition of the Note Purchase Agreement with the Purchaser, our consolidated liquidity on any date may not be less than $12.0 million through the first anniversary date of February 4, 2020, and $9.0 million thereafter.

Our business strategy is focused on profitability-oriented initiatives such as reducing operating expenses, diversifying and increasing revenue, and improving gross margin. We may not be able to execute the business strategy successfully and if we are unable to generate positive cash flow, potential customers may choose not to purchase our products or utilize our program. Moreover, the business strategy is based upon projections, which are in turn based upon estimates and assumptions. There can be no assurance as to the accuracy of the projections, estimates and assumptions which underlie the business strategy or as to our ability to execute the business strategy successfully.

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

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3, or the Baby Shelf Rule. We are currently limited by the Baby Shelf Rule and are not able to use the remaining availability under our shelf registration statement to raise more than one-third of our public float. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. Capacity issues at a supplier could cause an interruption in parts and could result in component price increases. This could impact margins or sales in future quarters. During the first quarter of Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. A new supplier has been fully qualified and has taken over as the primary source of this commodity for Capstone.

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

Net product orders for Fiscal 2020 were $33.8 million and contributed to an ending backlog of $37.7 million at March 31, 2020. The book-to-bill ratio was 1.4:1 for Fiscal 2020. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

On October 13, 2017, we entered into the Assignment Agreement and the Notes with TI.

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

On June 5, 2018, we entered into the Amended Assignment Agreement and the Amended Note with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC was contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. The payments of $0.4 million, $0.3 million, and $0.3 million due March 20, 2019, June 20, 2019, and September 20, 2019, respectively, under the Amended Assignment Agreement, have not been received at the time of this filing. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting on December 20, 2019. In September 2019, we sent TI a notice to cure default with a deadline of October 31, 2019. TI failed to cure the noticed default and we have since terminated TI’s distributor agreement. As a result, the BPC accounts receivable and related accounts receivable reserve of $4.8 million were written off.

As a result of the above amendments, during the three months ended March 31, 2018 we removed product orders related to BPC from backlog for approximately $7.2 million. This removal was the result of product pricing that we no longer would honor. Additionally, for Fiscal 2019, we removed product orders related to BPC from backlog for approximately $20.7 million. During the three months ended June 30, 2019 we removed approximately $4.6 million. These removals were the result of our continuous review of BPC related backlog with TI which resulted in us no longer honoring the product pricing. Due to the cancellation of our distributor agreement with TI, we removed product orders related to BPC from backlog for approximately $15.8 million during the three months ended December 31, 2019. There are no remaining backlog related to BPC as of March 31, 2020.

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

The significant decline in oil and natural gas prices beginning in late 2014 caused a reduction in our customers' spending and associated drilling and completion activities, which had an adverse effect on our revenue for multiple years. We experienced an improvement in revenue during Fiscal 2019 due to favorable oil prices, however revenue has decreased in Fiscal 2020 due to declining oil prices.  We continue to be impacted by the volatility of the global oil and gas industry. If prices were to remain low or decline further, we would expect to see similar declines in our customers' spending which would have an adverse effect on our revenue. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers' liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and similar impacts.

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

Our accounts receivable balance, net of allowances, was $16.2 million as of March 31, 2020 and 2019. Days sales outstanding in accounts receivable (“DSO”) at the end of Fiscal 2020 was 85 days, compared with 70 days at the end of Fiscal 2019. We recorded net bad debt expense of approximately $0.4 million during Fiscal 2020, and net bad debt recovery of approximately $0.3 million during Fiscal 2019. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

We may experience a delay in payment or may not collect on the Accounts Receivable Assignment Agreement or Promissory Note with Turbine International, LLC.

On October 13, 2017, we entered into the Assignment Agreement and the Notes with TI.

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

On June 5, 2018, we entered into the Amended Assignment Agreement and the Amended Note with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC will be contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in

13 equal quarterly installments starting on December 20, 2019. The payments of $0.4 million, $0.3 million, and $0.3 million, due March 20, 2019, June 20, 2019, and September 20, 2019, respectively, under the Amended Assignment Agreement, have not been received at the time of this filing. In September 2019, we sent TI a notice to cure default with a deadline of October 31, 2019. TI failed to cure the noticed default and we have since terminated TI’s distributor agreement. As a result, the BPC accounts receivable and related accounts receivable reserve of $4.8 million were written off.

Loss of a significant customer could have a material adverse effect on our results of operations.

E-Finity accounted for approximately 12% of our revenue for Fiscal 2020. Additionally, E-Finity accounted for 14% of net accounts receivable as of March 31, 2020. The loss of E-Finity or any other significant customer could have a material adverse effect on our results of operations and financial condition.

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

As a manufacturer of high technology commercial products, we face security and cyber security threats, as well as the potential for business disruptions associated with information technology failures or cyber security attacks. Given the nature of our business, we collect process and retain sensitive and confidential customer and associate data, in addition to proprietary business information. Our business, including our turbines and related energy assets may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins and manipulations and similar disruptions, which may not be prevented by our efforts to secure our computer systems and assets, which include vulnerability scans and patching, network firewalls, identity and access management, data encryption, intrusion detection and prevention devices. Regular penetration tests of our networks are conducted by a third party service provider and we leverage any findings to further enhance our security. We also employ secure file transfer options to provide security for processing, transmission and storage of confidential information. Our critical data is backed up to a separate secured data storage facility. However, our efforts may not be able to prevent rapidly evolving types of cyber-attacks and a successful breach of our computer systems could result in misappropriation of personal, payment or sensitive business information. In addition, we rely on associates, contractors and other third parties who may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. A security breach involving confidential and proprietary data or the fleet of turbines we have deployed across the globe for our customers could damage our reputation and our ability to retain existing customers or gain new customers. The competitive advantages derived from our R&D efforts, the usefulness of our products and services, our reputation and our stock price could be impacted.  In addition, we may incur material liabilities and remediation costs as a result of a security breach and, our insurance may not be sufficient to cover the impact to the business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data and our products, our customers’ data and our customers’ turbines from a security breach, such measures cannot provide absolute security and accordingly any security breach may have a material adverse effect on our business.  Moreover, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which became effective May 2018, creates new individual privacy rights and imposes increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and compliance with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR could result in fines of up to €20 million. Further, a greater number of our employees are working remotely in response to the COVID-19 pandemic and related government actions, which could expose us to greater risks related to cybersecurity and our information technologies systems.

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

At March 31, 2020, we had federal and state net operating loss carryforwards of approximately $643.7 million and $162.0 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, all of which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our management concluded that our internal controls over financial reporting were effective as of March 31, 2020. We may in the future identify material weaknesses in our internal controls over financial reporting that we have not discovered to date. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

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

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On November 23, 2018, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until May 22, 2019, to regain compliance with the minimum bid price requirement. On May 23, 2019, we received notice that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Listing

Qualifications Department of Nasdaq had granted us an additional 180 days, or until November 18, 2019, to regain compliance with Nasdaq’s $1.00 per share minimum bid price requirement under Nasdaq Marketplace Listing Rule 5550(a)(2). The May 23, 2019 notification letter had no effect at that time on the listing of our common stock on The Nasdaq Capital Market or trading of our common stock. We provided written notice of our intention to cure the minimum bid price deficiency during this additional 180-day period by effecting a reverse stock split if necessary. On October 21, 2019, following votes of our board of directors and stockholders, we effected a one-for-ten (1:10) reverse stock split of our common stock. On November 5, 2019, we received written notification from the Nasdaq Listing Qualifications Staff indicating that the bid price for our common stock closed at or above $1.00 per share for at least 10 consecutive business days. Accordingly, we regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2).

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

During the third quarter of Fiscal 2018, we consolidated our operations and offices into our Van Nuys location in Southern California. Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 79,000 square feet of leased office space, warehouse space and assembly, test space and manufacturing facility for our recuperator cores located at 16640 Stagg Street in Van Nuys, California. This lease will expire in February 2023 and we have one five‑year option to extend the term of this lease. Additionally, we lease approximately 9,216 square feet of warehouse space at 16701 Stagg Street in Van Nuys, California. This lease will expire in June 2024 and we have one five-year option to extend the term of this lease. Management believes these facilities are adequate for our current needs. We also leased an approximately 98,000 square foot facility located at 21211 Nordhoff Street in Chatsworth, California. Our lease expired in September 2019, and we moved our inventory and other property from this facility and vacated the premises.

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

The Kinney Complaint alleged material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleged that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleged that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The Grooms Complaint made allegations and claims that were substantially identical to those in the Kinney Complaint, and both complaints sought compensatory damages of an undisclosed amount. On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint was June 12, 2014 to November 5, 2015. Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016.  On March 10, 2017, the Court issued an order granting defendants’ motion to dismiss in its entirety with leave to amend.  Plaintiffs filed an amended complaint on April 28,

2017.  Defendants’ motion to dismiss was filed June 2, 2017.  Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017.  On February 9, 2018, the Court issued an Order denying defendants’ motion to dismiss.  On March 30, 2018, defendants filed an answer to the Consolidated Amended Complaint.  On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020.  On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation.  The parties participated in mediation on September 24, 2018, which did not result in a settlement.  On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety.  The agreement in principle was subject to several conditions, including the execution of a stipulation of settlement that was satisfactory to all parties, and preliminary and final approval from the court, among other things.  Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019.  Preliminary approval of the settlement was granted on May 17, 2019.  On September 24, 2019, lead counsel for plaintiffs filed a motion for attorneys’ fees and reimbursement of litigation expenses.  On October 25, 2019, plaintiffs filed a motion for final approval of the settlement.  On November 15, 2019, the Court issued an order approving the settlement and the payment of attorneys’ fees, litigation expenses, and class representative payments, and entering final judgment in the action.  Our insurance carrier funded the settlement amount.

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

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order.  On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action.  On March 20, 2018, the Court entered that proposed order.  A status conference is scheduled for July 1, 2020.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms.  On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part.  On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action.  On March 20, 2018 the Court entered that proposed order.  A status conference is scheduled for June 26, 2020.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018.  On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing.  We have not recorded any liability as of March 31, 2020 as our insurance carrier will fund the settlement amount.

Federal Derivative Lawsuits

On March 7, 2016, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against us and certain of our current and former officers and directors under the following caption:  Haber v. Jamison, et al., No. CV16-01569-DMG (RAOx).  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint asserts a cause of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and equitable relief, including that we institute appropriate corporate governance reforms.  On May 11, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part. On May 13, 2016, the Court entered that proposed order.

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against us and certain of our current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively.  The lawsuits allege that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Both complaints demand damages sustained by us as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that we institute appropriate corporate governance reforms.  The federal derivative actions were stayed until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part.  On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action.  On March 13, 2018, the Court granted the parties’ stipulation.

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018.  On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing.  We have not recorded any liability as of March 31, 2020 as our insurance carrier will fund the settlement amount.

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

On October 18, 2018, Regatta filed its answer and cross-claims in the Capstone-Regatta Arbitration. In its cross-claims, Regatta asserted claims for breach of contract, intentional interference with prospective economic advantage, fraud, and intentional interference with contractual relations, relating to the parties’ agreement to wind-down relations and Regatta’s purported sales efforts in California. As remedies for these alleged claims, Regatta sought no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. We have filed and served an answering statement denying Regatta’s counterclaims and asserting several affirmative defenses.

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

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019 at which point the parties came to a resolution of the matter. Following initial compliance with the settlement terms, Regatta breached its obligations thereunder and the parties thereafter resolved the continuing dispute at a further mediation on January 29, 2020. As of March 31, 2020, Regatta met all of its material obligations under the settlement terms, and all matters related to the litigation were dismissed with prejudice on April 10, 2020. The settlement did not have a material impact on our condensed consolidated financial statements.

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, TI, in the Superior Court of California for the County of Los Angeles under the following caption: Capstone Turbine Corporation v. Turbine International, LLC; Case No. 20STCV04372 (“Capstone-Turbine Intl. Litigation”). We have alleged claims against Turbine Intl. for breach of contract and for injunctive relief relating to the parties’ prior distributor relationship, which terminated at the end of March of 2018, and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements, namely an accounts receivable agreement and promissory note in favor of Capstone. As remedies for these claims, we are seeking compensatory, consequential, along with injunctive relief and attorney’s fees, interest, and costs.

On March 18, 2020, Turbine Intl. filed its answer and cross-claims in the Capstone-Turbine Intl. Litigation. In its cross-claims, Turbine Intl. has asserted claims against Capstone, and individually against Mr. James Crouse, Capstone’s Chief Revenue Officer, for breach of contract under the distributor agreement, accounts receivable agreement and promissory note, fraud, breach of the covenant of good faith and fair dealing, unjust enrichment and constructive trust, negligent misrepresentation, violation of the unfair practices act, violation of racketeer influenced corrupt organizations act, and conspiracy to commit fraud. As remedies for these alleged claims, Turbine Intl. are seeking compensatory, consequential, and punitive damages along with attorney’s fees, interest, and costs. Capstone answered the cross-claims on May 7, 2020. A case management conference is scheduled for August 19, 2020. We have not recorded any liability as of March 31, 2020, as no loss is expected.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “CPST”.

Stockholders

As of June 26, 2020, there were 236 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of our board of directors. In addition, the terms of our outstanding indebtedness restrict our ability to pay cash dividends, and any future indebtedness that we may incur could preclude us from paying cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plan.

Information about our equity compensation plans in Item 11 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities

On February 10, 2020, in connection with a sponsorship agreement involving an equity-based payment to a non-employee recipient, we issued $600,000 in unregistered shares of common stock of the Company to the recipient. This transaction was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The recipient of restricted shares of our common stock in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On February 26, 2020, in connection with a consulting agreement involving an equity-based payment to a non-employee recipient, we issued 100,000 unregistered shares of common stock of the Company to the recipient. This transaction was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The recipient of restricted shares of our common stock in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the fiscal year ended March 31, 2020.

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

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP) and (CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

Our goals for Fiscal 2020 were to improve cash flow, working capital, and our balance sheet; grow revenue through accelerating global product sales; diversify into additional market verticals and geographies; and increase aftermarket sales absorption. During Fiscal 2020 our net loss was $22.0 million and our basic and diluted loss per share was $2.70 compared to $16.7 million and $2.49, respectively, in the same period of the previous year. The increase in the net loss during Fiscal 2020 was primarily because of lower revenue, higher operating costs and interest expense. The decrease in revenue was primarily due to weakness in the natural resources market due to declining oil prices, as well as COVID-19 shutdowns and movement restrictions that resulted in delays in certain customers’ project timelines and product shipments in all of our global markets. Product revenue was lower primarily due to weakening in the United States natural resources market. Additionally, we build to a fixed number of production slots for our microturbines each quarter and during Fiscal 2020, we allocated five C1000 Signature Series systems production slots to our long-term rental program, resulting in lower product revenue. The increase in operating expense was primarily attributable to higher marketing costs and bad debt expense recorded during Fiscal 2020. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank, which resulted in higher interest expense during Fiscal 2020 compared to Fiscal 2019. Fiscal 2020 was characterized by growth of our aftermarket service business because of additional revenue from our FPP long-term service contracts and rental income from our factory rental program compared to Fiscal 2019. Additionally, the U.S. dollar has strengthened against other currencies and continues to be an issue in select markets as the strong dollar makes our products more expensive in those markets, as we sell in U.S. dollars.

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

The following table summarizes our product shipments by vertical markets:

	Year Ended
	March 31,
	2020	2019
Energy efficiency	54%	47%
Natural resources	32%	40%
Renewable energy	14%	7%
Critical Power Supply	—	3%
Microgrid	—	3%

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

Additionally, our technology is used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, thereby reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Transportation is a developing market segment for us. In Fiscal 2020, transportation products were only for customer demonstrations.

Backlog

Net product orders were approximately $33.8 million and $46.2 million for Fiscal 2020 and Fiscal 2019, respectively. Ending backlog was approximately $37.7 million at March 31, 2020 compared to $71.3 million at March 31, 2019. Book-to-bill ratio was 1.4:1 and 1.1:1 for Fiscal 2020 and 2019, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

On October 13, 2017, we entered into the Assignment Agreement and the Note with TI.

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

On October 13, 2017, we and the Guarantor, entered into the Guaranty Agreement whereby the Guarantor guarantees TI’s obligations under the Agreement and Note. However, due to our limited business relationship with TI and the missed payments on the Assignment Agreement, we deferred recognition of the Assignment Agreement and Note until collectability is reasonably assured.

On June 5, 2018, we entered into the Amended Assignment Agreement and the Amended Note with TI. Pursuant to the terms of the Amended Assignment Agreement, the right, title and interest to receivables owed to us from BPC was contingent upon TI’s payment to us of the remaining approximately $1.5 million in five payments by September 20, 2019. The payments of $0.4 million, $0.3 million, and $0.3 million due March 20, 2019, June 20, 2019, and September 20, 2019, respectively, under the Amended Assignment Agreement, have not been received at the time of this filing. Under the terms of the Amended Note, TI agreed to pay us $3.8 million over a three-year period in 13 equal quarterly installments starting on December 20, 2019. In September 2019, we sent TI a notice to cure default with a deadline of October 31, 2019. TI failed to cure the noticed default and we have since terminated TI’s distributor agreement. As a result, the BPC accounts receivable and related accounts receivable reserve of $4.8 million were written off.

As a result of the above amendments we removed product orders related to BPC from backlog of approximately $20.4 million and $20.7 million, for Fiscal 2020 and Fiscal 2019, respectively. These removals were the result of our continuous review of BPC related backlog with TI which resulted in us no longer honoring the product pricing, and the cancellation of our distributor agreement with TI. There are no remaining backlog related to BPC as of March 31, 2020.

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

2)

Sales and Distribution Channels  We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 88 distributors, OEMs and national accounts. In the United States and Canada, we currently have 23 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 65 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

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

Our FPP backlog at the end of Fiscal 2020 and Fiscal 2019 was approximately $82.4 million and $78.9 million, respectively, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2035. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue in Fiscal 2020 was approximately 30% of total revenue.

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

During Fiscal 2020, we introduced and expanded our PowerSync family of controllers, easily customizable for our microturbine systems. Additionally, we delivered our first production self-cleanable severe environment air filtration system for our Signature Series line of microturbine products.

We continued on a project to modernize electronics to today’s standards, providing common functionality and enabling long term support. To support our global fleet during Fiscal 2020, we achieved Australian AS4777 certification for our C200 product line, and UK G99 Grid Interconnect type approval for our C65 and C200 product lines.  In addition, Germany released VDE 4110 for Medium Voltage Grid Interconnection, to augment the BDEW certification.  We achieved “Prototype Confirmation” for this new specification that enables continued operability in Germany.

In partnership with one of our long-term EMEA distributors, we developed a marine C65 for a private yacht manufacturer and in Fiscal 2020 we delivered the product and also received certification from Lloyd’s Register EMEA for Lloyd’s Register Rules and Regulations for the Classification of Special Service Craft 2018 - Part 6.

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

During the fourth quarter of Fiscal 2018, we received notification from one of our single source suppliers that they were at maximum capacity and would require prepayment and a significant increase in the price of multiple components in order to fulfill our supply requirements for Fiscal 2019. During the first quarter of Fiscal 2019, we issued a prepayment of approximately $2.2 million to this single source supplier. As of March 31, 2020, there were gradual improvement trends in the capacity issues at the supplier.  A new supplier has been fully qualified and has taken over as the primary source of this commodity for Capstone.

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

•

We evaluate the carrying value of long‑lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current‑period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long‑lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the asset group. The estimated fair value of the assets is determined using the best information available. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long‑lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives. We performed an analysis as of March 31, 2020 and determined that there was no impairment. See Note 5—Intangible Assets in the “Notes to Consolidated Financial Statements.”

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

Results of Operations

Year Ended March 31, 2020 Compared to Year Ended March 31, 2019

The following table summarizes our revenue by geographic markets (amounts in millions):

	Year Ended March 31,
	2020	2019
	Revenue	Revenue
United States and Canada	$32.2	$46.3
Europe and Russia	16.5	16.1
Latin America	9.1	9.6
Asia and Australia	8.6	9.1
Middle East and Africa	2.5	2.3
Total	$68.9	$83.4

Revenue Revenue for Fiscal 2020 decreased $14.5 million, or 17%, to $68.9 million from $83.4 million for Fiscal 2019. The change in revenue for Fiscal 2020 compared to Fiscal 2019 included decreases in revenue of $14.1 million from the United States and Canadian markets, $0.5 million from the Latin American markets, and $0.5 million from the Asian and Australian markets. These overall decreases in revenue were offset by increases in revenue of $0.4 million from the European and Russian markets and $0.2 million from the Middle East and African markets. The decrease in revenue in the United States and Canadian markets during Fiscal 2020 compared to the same period the previous year was primarily because of decreases in product shipments into the natural resources and energy efficiency vertical markets, as well as lower accessories and parts revenue. These decreases were primarily in the United States and were due to weakness in the oil and gas market as a result of a decline in oil prices, as well as the COVID-19 pandemic, which has affected the timing of customer demand for our products. The decrease in revenue in the Latin American market was primarily because of a decrease in C1000 Signature Series systems shipments into the natural resources market during Fiscal 2020 compared to the same period last year. The decrease in revenue in the Asian and Australian markets was primarily because of decreases in product shipments into the energy efficiency and natural resources vertical markets during Fiscal 2020 compared to the same period last year.  The increase in revenue in the European and Russian markets during Fiscal 2020 compared to the same period last year was primarily because the European energy efficiency and natural resources vertical markets continue to improve. The increase in revenue in the Middle East and African markets was primarily because of increases in accessories and parts revenue during Fiscal 2020 compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2020			2019
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$33.8	33.2	214	$51.4	51.0	270

Accessories and Parts	14.4			14.9
Service	20.7			17.1
Total Accessories, Parts and Service	35.1			32.0
Total	$68.9			$83.4

For Fiscal 2020, revenue from microturbine products decreased $17.6 million, or 34%, to $33.8 million from $51.4 million for Fiscal 2019. The decrease in revenue was primarily the result of weakness in the oil and gas market due to a decline in oil prices, as well as the COVID-19 pandemic, which has affected the timing of customer demand for our products compared to the same period last year. Megawatts shipped during Fiscal 2020 decreased 17.8 megawatts, or 35%, to 33.2 megawatts from 51.0 megawatts during Fiscal 2019. Average revenue per megawatt shipped was approximately $1.0 million in both Fiscal 2020 and 2019. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For Fiscal 2020, revenue from our accessories and parts decreased $0.5 million, or 3%, to $14.4 million from $14.9 million for Fiscal 2019. The decrease in revenue from accessories and parts was primarily because of lower accessories and parts shipments as a result of the COVID-19 shutdowns and movement restrictions in all of our global markets.

Service revenue for Fiscal 2020 increased $3.6 million, or 21%, to $20.7 million from $17.1 million for Fiscal 2019. The increase in service revenue was primarily due to increases in revenue from our FPP service agreements and microturbine rental program. FPP service revenue increased primarily because in Fiscal 2019 we did not recognize revenue on certain service contracts because of the reassignment of those service contracts from Capstone’s legacy California distributor to Cal Microturbine (“CAL”), one of our domestic distributors. Earned revenue from our DSS program for Fiscal 2020 and 2019 was $1.7 million in each year and is included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to E-Finity, one of our domestic distributors, accounted for 12% and 13% of our revenue for the years ended March 31, 2020 and 2019, respectively. Sales to CAL accounted for 12% of our revenue for the year ended March 31, 2019.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was approximately $9.0 million, or 13% of revenue, for Fiscal 2020, compared to gross margin of $9.5 million, or 11% of revenue, for Fiscal 2019. The decrease in gross margin of $0.5 million during Fiscal 2020 compared to Fiscal 2019 was primarily because of a $4.4 million decrease in our direct material costs margin and higher inventory charges of $0.2 million, offset by decreases in warranty expense of $1.6 million, royalty expense of $0.2 million, and lower production and service center labor and overhead expense of $2.3 million. Management continues to implement initiatives to improve gross margin in Fiscal 2021 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin, calculated as total revenue less our direct material costs, decreased $4.4 million during Fiscal 2020 compared to Fiscal 2019 primarily because of a $4.4 million decrease in product direct material costs margin due to lower volume and a decrease of approximately $1.1 million in FPP direct material cost margin primarily due to higher than normal levels of unscheduled maintenance activities as a result of a supplier defect identified during the first quarter of Fiscal 2019, which were partially offset by $1.1 million of rental, DSS, parts and accessories direct material costs margin.

The decrease in warranty expense of $1.6 million during Fiscal 2020 compared to Fiscal 2019 was primarily because of a lower standard warranty provision as a result of the supplier defect identified during the first quarter of Fiscal 2019, which did not materially impact Fiscal 2020 warranty expense as most affected units were out of the warranty period. Management expects the warranty expense in Fiscal 2021 to be in line with Fiscal 2020.

Production and service center labor and overhead expense decreased $2.3 million during Fiscal 2020 compared to Fiscal 2019 primarily because of decreases of approximately $0.7 million in salaries expense, $0.7 million overhead allocated to finished goods inventory, $0.4 million in freight expense, $0.4 million in supplies expense, $0.2 million in consulting expense, and $0.2 million of product certification expense, offset by an increase of $0.3 million of depreciation expense.

Royalty expense decreased $0.2 million during Fiscal 2020 compared to Fiscal 2019 primarily because we concluded our royalty obligation with Carrier.

Inventory charges increased $0.2 million during Fiscal 2020 compared to Fiscal 2019 primarily as the result of a decrease in the provision for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Year Ended March 31,
	2020	2019
Gross Margin
Product	$(0.6)	$0.2
As a percentage of product revenue	(2)%	—%

Accessories, parts and service	$9.6	$9.3
As a percentage of accessories, parts and service revenue	27%	29%

Total Gross Margin	$9.0	$9.5
As a percentage of total revenue	13%	11%

The decrease in product gross margin during Fiscal 2020 compared to Fiscal 2019 was primarily because of a decrease in volume of product shipments due to weakness in the oil and gas market from decline in oil prices, as well as the COVID-19 pandemic, which has affected the timing of customer demand for our products compared to the same period last year. Accessories, parts and service gross margin increased during Fiscal 2020 compared to Fiscal 2019 primarily due to an increase in our high margin rental revenue, as well as lower revenue and higher costs in Fiscal 2019 associated with the reassignment of certain service contracts from Capstone’s legacy California distributor to Cal Mircoturbine, partially offset by higher maintenance activities in Fiscal 2020 as a result of a supplier defect identified during the first quarter of Fiscal 2019.

Research and Development Expenses (“R&D”)  R&D expenses for Fiscal 2020 and 2019 were each $3.6 million. Management expects R&D expenses in Fiscal 2021 to be lower than in Fiscal 2020 as a result of lower costs from our COVID-19 Business Continuity Plan.

Selling, General and Administrative (“SG&A”) Expenses  SG&A expenses for Fiscal 2020 increased $1.2 million, or 6%, to $22.2 million from $21.0 million for Fiscal 2019. The net increase in SG&A expenses was comprised of increases of approximately $0.5 million in marketing expense, $0.2 million in legal expense and $0.1 million in shareholder costs. In addition, the increase in SG&A expense resulted from higher bad debt expense of $0.8 million during Fiscal 2020 compared to the same period last year. These increases were offset by decreases of $0.1 million in salaries expense and $0.3 million in business travel expense. Management expects SG&A expenses in Fiscal 2021 to be lower than in Fiscal 2020 primarily as a result of lower costs from our COVID-19 Business Continuity Plan.

Interest Expense  Interest expense increased $3.7 million to $5.2 million during Fiscal 2020 from $1.5 million for Fiscal 2019. Interest expense increased because of higher debt outstanding and a higher interest rate. As of March 31, 2020, we had total debt of $30.0 million outstanding. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank. See Liquidity and Capital Resources— Three-year Term Note below for additional discussion on our three-year term note with Goldman Sachs.

Income Tax Provision Income tax expense increased $4,000, or 50%, to $12,000 during Fiscal 2020 from $8,000 during Fiscal 2019. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of -0.1% differs from the federal and state blended statutory rate of approximately 23.5% primarily as a result of maintaining a full valuation allowance against net deferred tax assets. At March 31, 2020, we had federal and state net operating loss carryforwards of approximately $643.7 million and $162.0 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $169.8 million at March 31, 2020 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2019, the net deferred tax asset was fully reserved.

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

(In thousands, except per share data)

	Year Ended March 31, 2020				Year Ended March 31, 2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenue	$11,560	$17,383	$20,740	$19,244	$22,019	$18,030	$22,174	$21,189
Cost of goods sold	11,102	14,755	17,659	16,379	18,665	15,790	20,137	19,367
Gross margin	458	2,628	3,081	2,865	3,354	2,240	2,037	1,822
Operating expenses:
R&D	838	972	900	938	887	891	891	932
SG&A	5,195	5,280	5,499	6,237	5,424	4,574	5,308	5,651
Loss from operations	(5,575)	(3,624)	(3,318)	(4,310)	(2,957)	(3,225)	(4,162)	(4,761)
Net loss (1)	$(6,950)	$(4,907)	$(4,448)	$(5,593)	$(3,954)	$(3,450)	$(4,357)	$(4,897)
Net loss per common share—basic and diluted (1)	$(0.74)	$(0.59)	$(0.59)	$(0.77)	$(0.55)	$(0.50)	$(0.67)	$(0.79)

(1)	Loss per-share amounts for all periods has been retroactively adjusted to reflect the Company’s 1-for-10 reverse stock split, which was effective October 21, 2019.

During the three months ended December 31, 2018, we received approximately $0.4 million under the Assignment Agreement with TI and it has been recorded as recovery of bad debts and included under SG&A. There was no payment received under the Amended Assignment Agreement with TI during the three months ended March 31, 2019. During the three months ended March 31, 2020 we reserved approximately $0.5 million for certain past due distributors because collections were uncertain given the COVID-19 pandemic business environment.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We expect to continue to devote substantial capital resources to running our business and implementing the strategic changes summarized herein. Our planned capital expenditures for the year ending March 31, 2021 include approximately $2.5 million for rental units and plant and equipment costs related to manufacturing and operations. We have invested our cash in institutional funds that invest in high quality short‑term money market instruments to provide liquidity for operations and for capital preservation.

Our cash, cash equivalents and restricted cash balances decreased $14.6 million during the fiscal year ended March 31, 2020, compared to an increase of $10.3 million during the fiscal year ended March 31, 2019. The decrease in cash, cash equivalents and restricted cash during Fiscal 2020 compared to the increase in cash, cash equivalents and restricted cash during the same period last year was primarily related to the $30.0 million three-year term note with Goldman Sachs entered into during the fourth quarter of Fiscal 2019 to replace the existing $15.0 million revolving credit facility with Bridge Bank as described below. Under the three-year term note with Goldman Sachs we are not permitted to allow our cash and cash equivalents to be less than $12.0 million through the first anniversary date of February 4, 2020, and $9.0 million thereafter.

On April 15, 2020, we applied for an unsecured loan in the principal amount of $2,610,200 under the PPP loan (the “PPP Loan”). On March 23, 2020 the Company enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed approximately 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. The Company’s Leadership Team volunteered to take a 25% temporary salary cut as well as the fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, approximately 25 other top company managers volunteered to take a similar 15% reduction in salary and the directors voted to take a temporary 25% reduction in base cash retainer.  We believe these programs will supplement our current and future available capital resources.

Operating Activities During the fiscal year ended March 31, 2020, we used $19.7 million in cash in our operating activities, which consisted of a net loss for the period of $21.9 million and cash used for working capital of $4.0 million, offset by non‑cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $6.2 million. During the fiscal year ended March 31, 2019, we used $17.7 million in cash in our operating activities, which consisted of a net loss for the period of $16.7 million and cash used for working capital of $6.1 million, offset by non‑cash adjustments of $5.1 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2020	2019
Net loss	$(21,898)	$(16,659)
Non-cash operating activities(1)	6,160	5,115
Changes in operating assets and liabilities:
Accounts receivable	(449)	91
Inventories	(1,499)	(5,850)
Accounts payable and accrued expenses	(2,567)	3,048
Prepaid expenses, other current assets and other assets	1,215	(3,813)
Other changes in operating assets and liabilities	(660)	365
Net cash used in operating activities	$(19,698)	$(17,703)

(1)	Represents warranty provision, change in fair value of warrant liability, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the fiscal year ended March 31, 2020 compared to the same period the previous fiscal year was primarily because of the provision for warranty expenses during the fiscal year ended March 31, 2019 as a result of a supplier defect identified during the first quarter of Fiscal 2019. Additionally, contributing to the change was the amortization of debt issuance costs from the Goldman Sachs term note payable during the fiscal year ended March 31, 2020.  The change in accounts receivable during the fiscal year ended March 31, 2020 was primarily the result of lower revenue in Fiscal 2020 and delayed collection from certain customers, compared to fiscal year ended March 31, 2019. The change in inventory was primarily the result of a decrease in raw materials partially offset by an increase in finished goods during the fiscal year ended March 31, 2020 compared to an increase in raw materials partially offset by a decrease in finished goods during the fiscal year ended March 31, 2019. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the fiscal year ended March 31, 2020 compared to the same period the previous fiscal year. The change in prepaid expenses, other current assets and other liabilities during the fiscal year ended March 31, 2020 was primarily because of a negotiated royalty settlement to Carrier and a supplier prepayment obligation in Fiscal 2019, each described below, and a marketing demonstration unit accounted for as a deferred marketing cost in Fiscal 2020. The change in other operating assets and liabilities during the fiscal year ended March 31, 2020 compared to fiscal year ended March 31, 2019, was primarily the result of an increase in deferred revenue attributable to FPP contracts.

Investing Activities  Net cash used in investing activities of $4.2 million and $3.4 million during the fiscal year ended March 31, 2020 and 2019, respectively, relates primarily to the acquisition of fixed assets, rental units and leasehold improvements made to our Van Nuys location. During the fiscal year ended March 31, 2020 and 2019, we deployed approximately $3.2 million and $2.8 million of our C1000 Signature Series systems under our factory rental program, respectively.

Financing Activities During the fiscal year ended March 31, 2020, we generated approximately $9.2 million in cash from financing activities compared to cash generated during the fiscal year ended March 31, 2019 of approximately $31.4 million. The funds generated from financing activities during the fiscal year ended March 31, 2020 were primarily the result of proceeds from the September 2019 registered direct offering and proceeds from the at-the-market offering program described below. The funds generated from financing activities during the fiscal year ended March 31, 2019 were primarily the result of net proceeds from our three-year term note with Goldman Sachs and the at-the-market offering program, each described below, offset by repayment of notes payable and capital lease obligations.

At-the-market offerings

Effective August 28, 2015, we entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $30.0 million. During the fiscal year ended March 31, 2019, we issued 0.3 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of March 31, 2019, 2.6 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the fiscal year ended March 31, 2020, we issued 1.7 million shares of our common stock under this at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $5.3 million after deducting commissions paid of approximately $0.2 million. As of March 31, 2020, approximately $12.2 million remained available for issuance with respect to this at-the-market offering program.

Warrants

On April 13, 2018, a warrant holder exercised its rights under the warrant agreement to exercise on a cashless basis 576,000 Series A warrants at an exercise price of $6.00 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 380,625 shares of common stock.

As of March 31, 2020, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of common stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of common stock, and have an expiration date of April 22, 2021. As of March 31, 2020, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.15 per share of common stock.

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million upon issuance, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets. Our common stock and warrant transactions during Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding, resulting in an additional 49,891 warrants issued, which were treated as a deemed dividend in the amount of $87,362.

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. None of these warrants have been exercised as of the date of this report.

There were no stock options exercised during the years ended March 31, 2020 and 2019, respectively. Employee stock purchases, net of repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, resulted in approximately $0.1 million of net cash used during the fiscal year ended March 31, 2020, compared with $0.1 million of net cash used during the fiscal year ended March 31, 2019.

Former Credit Facility Upon closing with the Purchaser and Goldman Sachs Specialty Lending Holdings, Inc., our existing credit facilities with Bridge Bank were paid off in full.

Three-year Term Note  On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes will be on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of March 31, 2019, $30.0 million in borrowings were outstanding under the three-year term note. Under the three-year term note with Goldman Sachs we are not permitted to allow our cash and cash equivalents to be less than $12.0 million through the first anniversary date of February 4, 2020, and $9.0 million thereafter. On December 9, 2019, we entered into a Second Amendment (the “Second Amendment”) to the Note Purchase Agreement. Under the Second Amendment, Section 6.21 of the Note Purchase Agreement was amended to increase the Section 382 Ownership Shift threshold to not exceed 40.0%. In addition to the Note Purchase Agreement, on February 4, 2019, the Company sold the Warrant pursuant to which the Holder may purchase shares of the Company’s Common Shares. The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets. Our common stock and warrant transactions during Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding, resulting in an additional 49,891 warrants issued, which were treated as a deemed dividend in the amount of $87,362. On December 9, 2019, the Company entered into Amendment No. 1 with the Warrant Holder that amends the Warrant. The Amendment No. 1 amends the first paragraph of the Warrant to increase the number of Warrant Shares issuable under the Warrant (on a post-reverse split basis) and to decrease the exercise price from $8.86 per share (on a post-reverse split basis) to the Per Share Warrant Exercise Price. The Amendment No. 1 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price is equal to the Per Share Warrant Exercise Price.

Working Capital Cash used in working capital was $4.0 million during the fiscal year ended March 31, 2020, a decrease of $2.2 million from the $6.2 million cash used during the fiscal year ended March 31, 2019. We attribute the decrease in our working capital requirements primarily to changes in inventory, as well as the negotiated royalty settlement agreement payment to Carrier and prepayments to one of our single source suppliers during Fiscal 2019 with no such transactions during Fiscal 2020. These decreases in working capital requirements were offset by a decrease in accounts payable due to the timing of payments to our vendors.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2020 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, and ongoing global geopolitical tensions. We incurred a net loss of $21.9 million and used cash in operating activities of $19.7 million during the fiscal year ended March 31, 2020. Our working capital requirements during the fiscal year ended March 31, 2020 were higher than management’s expectations due to a higher level of finished goods in inventory due to the COVID-19 pandemic, which has affected the timing of customer demand for our products, as well as cash used for accounts payable due to timing of payments. Our net loss expanded during the year ended March 31, 2020 primarily because of a decrease in product volume and higher FPP scheduled and unscheduled maintenance activities primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019. Additionally, operating expenses were higher in Fiscal 2020 compared to Fiscal 2019 primarily due to the recording of a bad debt reserve for certain past due receivables because of uncertain collectability due to the COVID-19 pandemic in Fiscal 2020 and we received approximately $0.4 million under the Assignment Agreement with TI in Fiscal 2019. As of March 31, 2020, we had cash and cash equivalents of $15.1 million, and outstanding debt of $30.0 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the term note payable with Goldman Sachs and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of our Fiscal 2020 financial statements, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our Fiscal 2020 financial statements.

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

Our accounts receivable balance, net of allowances, was $16.2 million as of March 31, 2020 and 2019, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased to 85 days as of March 31, 2020 compared to 70 days as of March 31, 2019 due to delayed collections in all markets due to the COVID-19 pandemic and the weakening oil and gas markets. We recorded net bad debt expense of approximately $0.4 million and net bad debt recovery of approximately $0.3 million, for the years ended March 31, 2020 and 2019, respectively.

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

Paycheck Protection Program Loan  On April 15, 2020, we applied for an unsecured loan in the principal amount of $2,610,200 under the PPP loan. The PPP was established under the recently congressionally approved CARES Act and is administered by the SBA. On April 24, 2020, we entered into a promissory note with Western Alliance Bank. The Company received the full amount of the Loan on April 24, 2020. In accordance with the requirements of the CARES Act, we intend to use proceeds from the PPP Loan to support fixed costs such as payroll costs, rent and utilities. On May 13, 2020, the Company repaid $660,200 of the loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P.

The advance under the Loan bears interest at a rate per annum of 1%. The PPP Loan matures on April 24, 2022.

Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness. While we intend to pursue the forgiveness of the PPP Loan received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

Off‑Balance Sheet Arrangements

We do not have any material off‑balance sheet arrangements.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the fiscal years ended March 31, 2020 and 2019. In an effort to offset the adverse impact of inflation on earnings, we have historically raised selling prices on all products, parts, accessories and services. However, any future adverse impact of inflation on our raw materials and energy costs may not be similarly recoverable through our selling price increases.

Impact of Recently Issued Accounting Standards

Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. We adopted ASU 2016-02 on April 1, 2019. See Note 13—Leases for additional discussion of the impact of the adoption of ASU 2016-02.

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

Not yet adopted

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

In connection with the preparation of this Form 10‑K for the fiscal year ended March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2020 to ensure that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms prescribed by the SEC. Additionally, such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of March 31, 2020.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

The information required by this Item will be included in the Company’s 2020 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Delinquent Section 16(a) Reports

The information required regarding Section 16(a) beneficial ownership reporting compliance will be included in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item will be included in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Firm Fees and Services.

The information required by this Item will be included in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Capstone Turbine Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Turbine Corporation (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

June 26, 2020

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$15,068	$29,727
Accounts receivable, net of allowances of $703 at March 31, 2020 and $5,298 at March 31, 2019	16,240	16,222
Inventories, net	21,460	20,343
Prepaid expenses and other current assets	3,987	3,818
Total current assets	56,755	70,110
Property, plant, equipment and rental assets, net	7,749	5,291
Non-current portion of inventories	1,221	1,403
Intangible assets, net	—	187
Other assets	8,230	2,972
Total assets	$73,955	$79,963
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,000	$16,638
Accrued salaries and wages	1,644	1,637
Accrued warranty reserve	1,934	2,614
Deferred revenue	7,898	7,167
Current portion of notes payable and lease obligations	477	31
Total current liabilities	26,953	28,087
Deferred revenue - non-current	944	1,069
Term note payable, net	27,963	27,099
Long-term portion of notes payable and lease obligations	5,074	212
Other long-term liabilities	—	342
Total liabilities	60,934	56,809
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 10,286,366 shares issued and 10,228,789 shares outstanding at March 31, 2020; 7,216,910 shares issued and 7,190,671 shares outstanding at March 31, 2019	10	7
Additional paid-in capital	915,755	903,803
Accumulated deficit	(900,869)	(878,884)
Treasury stock, at cost; 57,577 shares at March 31, 2020 and 26,239 shares at March 31, 2019	(1,875)	(1,772)
Total stockholders’ equity	13,021	23,154
Total liabilities and stockholders' equity	$73,955	$79,963

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 31,
	2020	2019
Revenue:
Product, accessories and parts	$48,143	$66,303
Service	20,783	17,109
Total revenue	68,926	83,412
Cost of goods sold:
Product, accessories and parts	42,273	60,149
Service	17,622	13,811
Total cost of goods sold	59,895	73,960
Gross margin	9,031	9,452
Operating expenses:
Research and development	3,649	3,600
Selling, general and administrative	22,211	20,958
Total operating expenses	25,860	24,558
Loss from operations	(16,829)	(15,106)
Other income (expense)	133	(43)
Interest income	8	—
Interest expense	(5,198)	(1,502)
Loss before provision for income taxes	(21,886)	(16,651)
Provision for income taxes	12	8
Net loss	(21,898)	(16,659)
Less: Deemed dividend on purchase warrant for common shares	87	—
Net loss attributable to common stockholders	$(21,985)	$(16,659)

Net loss per common share attributable to common stockholders—basic and diluted	$(2.70)	$(2.49)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	8,150	6,700

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2018	5,726,011	$5	$889,650	$(862,225)	14,596	$(1,658)	$25,772
Purchase of treasury stock	—	—	—	—	11,643	(114)	(114)
Vested restricted stock awards	29,700	—	113	—	—	—	113
Stock-based compensation	—	—	907	—	—	—	907
Exercise of employee stock purchases	102	—	1	—	—	—	1
Stock awards to Board of Directors	45,719	—	(70)	—	—	—	(70)
Issuance of common stock, net of issuance costs	1,034,757	1	10,934	—	—	—	10,935
Warrants exercised	380,621	1	(4)	—	—	—	(3)
Warrants issued	—	—	2,272	—	—	—	2,272
Net loss	—	—	—	(16,659)	—	—	(16,659)
Balance, March 31, 2019	7,216,910	$7	$903,803	$(878,884)	26,239	$(1,772)	$23,154
Purchase of treasury stock	—	—	—	—	31,338	(103)	(103)
Vested restricted stock awards	73,983	—	102	—	—	—	102
Stock-based compensation	—	—	913	—	—	—	913
Exercise of employee stock purchases	522	—	3	—	—	—	3
Stock awards to Board of Directors	26,315	—	(24)	—	—	—	(24)
Issuance of common stock, net of issuance costs	2,528,636	2	10,580	—	—	—	10,582
Warrants exercised	440,000	1	—	—	—	—	1
Change in warrants valuation	—	—	291	—	—	—	291
Deemed dividend on purchase warrant for common shares	—	—	87	(87)	—	—	—
Net loss	—	—	—	(21,898)	—	—	(21,898)
Balance, March 31, 2020	10,286,366	$10	$915,755	$(900,869)	57,577	$(1,875)	$13,021

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(21,898)	$(16,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,616	1,261
Amortization of financing costs and discounts	1,155	311
Amortization of right-of-use assets	870	—
Provision for (reduction in) accounts receivable allowances	431	(345)
Inventory provision	564	778
Provision for warranty expenses	594	2,200
(Gain) loss on disposal of equipment	17	2
Stock-based compensation	913	907
Changes in operating assets and liabilities:
Accounts receivable	(449)	91
Inventories	(1,499)	(5,850)
Prepaid expenses, other current assets and other assets	1,215	(3,813)
Accounts payable and accrued expenses	(2,567)	3,049
Accrued salaries and wages and long term liabilities	8	(6)
Accrued warranty reserve	(1,274)	(1,269)
Deferred revenue	606	1,640
Net cash used in operating activities	(19,698)	(17,703)
Cash Flows from Investing Activities:
Expenditures for property, equipment and rental assets	(4,207)	(3,360)
Net cash used in investing activities	(4,207)	(3,360)
Cash Flows from Financing Activities:
Repayment of revolving credit facility	—	(8,527)
Net proceeds from term note payable	—	29,262
Repayment of notes payable and lease obligations	(613)	(337)
Cash used in employee stock-based transactions	(100)	(114)
Net proceeds from issuance of common stock and warrants	9,959	11,098
Net cash provided by financing activities	9,246	31,382
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	(14,659)	10,319
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	29,727	19,408
Cash, Cash Equivalents and Restricted Cash, End of Year	$15,068	$29,727
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,603	$453
Income taxes	$17	$6
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$72	$—
Issuance of common stock for services to be received	$700	$—
Deemed dividend	$87	$—

See accompanying notes to consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

Capstone Turbine Corporation (the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. The Company also remanufactures microturbine engines and provides aftermarket parts and services, which includes our Factory Protection Plan (“FPP”), Distributor Support System program (“DSS program”), and long-term microturbine rentals. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

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

Accounts Receivable  Trade accounts receivable are recorded at the invoiced amount and are typically non‑interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances. Changes in the accounts receivable allowances are as follows as of March 31, 2020 and 2019 (in thousands):

Balance, March 31, 2018	$5,744
Reductions charged to costs and expenses	(345)
Bad debt write-off	(101)
Balance, March 31, 2019	$5,298
Additions charged to costs and expenses	431
Bad debt write-off	(5,026)
Balance, March 31, 2020	$703

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

Long-Lived Assets  The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write‑down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2020 and determined that no impairment was necessary. See Note 5—Intangible Assets.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2020, the FPP backlog was approximately $82.4 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2035.

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

Research and Development (“R&D”)  The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. There were no offsets to R&D during the fiscal year ended March 31, 2020 and 2019.

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

ASC Topic 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax potions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest and other expense, net in the statements of operations.

Contingencies  The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Risk Concentrations  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2020, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $14.7 million as of March 31, 2020. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales to E‑Finity Distributed Generation, LLC (“E‑Finity”), one of the Company’s domestic distributors, accounted for 12% and 13% of the Company’s revenue for the fiscal years ended March 31, 2020 and 2019, respectively. Sales to Cal Microturbine (“CAL”), one of the Company’s domestic distributors, accounted for 12% of the Company’s revenue for the year ended March 31, 2019. Additionally, E-Finity accounted for 14% of net accounts receivable as of March 31, 2020. Reliable Secure Power Systems, (“RSP”), one of our domestic distributors and E-Finity, accounted for 14% and 10%, respectively, of net accounts receivable as of March 31, 2019.

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

The Company recorded net bad debt expense of $0.4 million and net bad debt recovery of $0.3 million for the fiscal years ended March 31, 2020 and 2019, respectively. As of September 30, 2019, the Company cumulatively collected approximately $1.8 million from BPC on their accounts receivable, which has been previously reserved. The Company cumulatively collected approximately $1.5 million from TI, under the terms of the Assignment Agreement and the Amended Assignment Agreement. The BPC accounts receivable and related accounts receivable reserve of $4.8 million were written off as of March 31, 2020.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accounting for accounts receivable allowances, stock‑based compensation, inventory write‑downs, valuation of long‑lived assets including intangible assets with finite lives, product warranties, income taxes and other contingencies. Actual results could differ from those estimates.

Net Loss Per Common Share  Basic loss per common share is computed using the weighted‑average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options and restricted stock units at March 31, 2020 and 2019 were 0.3 million and 0.2 million, respectively. As of March 31, 2020 and 2019, the number of warrants excluded from diluted net loss per common share computations was approximately 1.5 million and 0.7 million, respectively.

Stock‑Based Compensation  Options or stock awards are recorded at their estimated fair value at the measurement date. The Company recognizes compensation cost for options and stock awards that have a graded vesting schedule on a straight‑line basis over the requisite service period for the entire award.

Leases  Effective April 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

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

Evaluation of Ability to Maintain Current Level of Operations  In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2020 financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, and ongoing global geopolitical tensions. We incurred a net loss of $21.9 million and used cash in operating activities of $19.7 million during the fiscal year ended March 31, 2020. Our working capital requirements during the fiscal year ended March 31,

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020 were higher than management’s expectations due to a higher level of finished goods in inventory due to the COVID-19 pandemic, which has affected the timing of customer demand for our products, as well as cash used for accounts payable due to timing of payments. Our net loss expanded during the year ended March 31, 2020 primarily because of a decrease in product volume and higher FPP scheduled and unscheduled maintenance activities primarily as a result of a supplier defect identified during the first quarter of Fiscal 2019. Additionally, operating expenses were higher in Fiscal 2020 compared to Fiscal 2019 primarily due to the recording of a bad debt reserve for certain past due receivables because of uncertain collectability due to the COVID-19 pandemic in Fiscal 2020 whereas we received approximately $0.4 million under the Assignment Agreement with TI in Fiscal 2019. As of March 31, 2020, we had cash and cash equivalents of $15.1 million, and outstanding debt of $30.0 million.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections, the term note payable with Goldman Sachs and the funds raised by selling additional securities through the at-the-market offering as of the date of issuance of our Fiscal 2020 financial statements, we will be able to meet our financial obligations as they become due over at least the next twelve months from the date of issuance of our Fiscal 2020 financial statements.

Segment Reporting  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2020	2019
United States	$31,082	$45,480
Mexico	2,361	5,005
All other North America	1,145	791
Total North America	34,588	51,276
Russia	3,653	3,176
All other Europe	12,858	12,886
Total Europe	16,511	16,062
Asia	4,074	5,229
Australia	4,559	3,874
All other	9,194	6,971
Total Revenue	$68,926	$83,412

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended March 31,
	2020	2019
C30	$1,518	$1,810
C65	9,366	11,719
C200	3,880	5,218
C600	7,204	6,286
C800	3,253	5,846
C1000	8,340	20,538
Unit upgrades	229	—
Microturbine Products	$33,790	$51,417
Accessories and Parts	14,353	14,886
Total Product, Accessories and Parts	48,143	66,303
Service	20,783	17,109
Total Revenue	$68,926	$83,412

Substantially all of the Company’s operating assets are in the United States.

Recent Accounting Pronouncements    In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption is permitted. On April 1, 2019, the Company adopted this standard. See Note 12—Leases for additional discussion of the impact of the adoption of ASU 2016-02.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter that begins after the effective date of the amendments. The Company adopted Release No. 33-10532 on April 1, 2019 and it did not have a material impact on the Company’s financial disclosures.

3. Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of March 31, 2020 and 2019 (in thousands):

	March 31,	March 31,
	2020	2019
Raw materials	$20,672	$24,426
Work in process	3	—
Finished goods	4,820	1,207
Total	25,495	25,633
Less inventory reserve	(2,814)	(3,887)
Less non-current portion	(1,221)	(1,403)
Current portion	$21,460	$20,343

The non‑current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non‑current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non‑current portion of inventories on hand as of March 31, 2020 is 1.2 years. The Company expects to use the non‑current portion of the inventories on hand as of March 31, 2020 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$687
25 to 36 months	534
Total	$1,221

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2020 and 2019 consisted of the following (in thousands):

	March 31,	March 31,
	2020	2019
Machinery, equipment, automobiles and furniture	$15,115	$15,344
Leasehold improvements	7,857	11,074
Molds and tooling	3,101	2,893
Rental assets	5,986	2,818
	32,059	32,129
Less, accumulated depreciation	(24,310)	(26,838)
Total property, plant, equipment and rental assets, net	$7,749	$5,291

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant and equipment was $1.3 million and $1.0 million for the fiscal years ended March 31, 2020 and 2019, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2020
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	2,240	—
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,706	$—

	March 31, 2019
	Weighted
	Average	Intangible
	Amortization	Assets,	Accumulated	Intangible
	Period	Gross	Amortization	Assets, Net
Manufacturing license	17 years	$3,700	$3,700	$—
Technology	10 years	2,240	2,053	187
Trade name & parts, service and TA100 customer relationships	1.2 to 5 years	1,766	1,766	—
Total		$7,706	$7,519	$187

Amortization expense for the intangible assets was $0.2 million for the fiscal years ended March 31, 2020 and 2019.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per‑unit royalty fee for the life of Capstone’s patents for cores manufactured and sold by the Company using the technology. Royalties of approximately $26,400 and $33,200 were earned by Solar for the fiscal years ended March 31, 2020 and 2019, respectively. Earned royalties of approximately $52,500 and $26,100 were unpaid as of March 31, 2020 and 2019, respectively, and are included in accrued expenses in the accompanying balance sheets.

6. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such changes is then taken into account in estimating future warranty liabilities. Changes in the accrued warranty reserve are as follows as of March 31, 2020 and 2019 (in thousands):

	2020	2019
Balance, beginning of the period	$2,614	$1,682
Standard warranty provision	594	2,200
Deductions for warranty claims	(1,274)	(1,268)
Balance, end of the period	$1,934	$2,614

7. Revenue Recognition

The following table presents disaggregated revenue by business group for the fiscal year ended March 31, 2020 (in thousands):

Fiscal Year Ended
March 31, 2020
Microturbine Products	$33,790
Accessories and Parts	14,353
Total Product, Accessories and Parts	48,143
Service	20,783
Total Revenue	$68,926

Following is the geographic revenue information based on the primary operating location of the Company’s customers for the fiscal year ended March 31, 2020 (in thousands):

Fiscal Year Ended
March 31, 2020
United States	$31,082
Mexico	2,361
All other North America	1,145
Total North America	34,588
Russia	3,653
All other Europe	12,858
Total Europe	16,511
Asia	4,074
Australia	4,559
All other	9,194
Total Revenue	$68,926

Contract Balances

Our contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the consolidated balance sheets.

As of March 31, 2020, the balance of deferred revenue was approximately $8.8 million compared to $8.2 million as of March 31, 2019. This overall increase in the balance of deferred revenue of $0.6 million during the fiscal year ended March 31, 2020 was comprised of increases in deferred revenue attributable to FPP contracts of $0.5 million

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and DSS program of $0.1 million. Changes in deferred revenue during the fiscal year ended March 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
FPP Balance, beginning of the period	$4,882	$3,549
FPP Billings	17,004	15,650
FPP Revenue recognized	(16,544)	(14,318)
Balance attributed to FPP contracts	5,342	4,881
DSS Program	1,831	1,689
Deposits	1,669	1,666
Deferred revenue balance, end of the period	$8,842	$8,236

Deferred revenue attributed to FPP contracts represents the unearned portion of our agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. Deposits are primarily non-refundable cash payments from distributors for future orders.

As of March 31, 2020, approximately $5.3 million of revenue is expected to be recognized from remaining performance obligations for FPP service contracts. The Company expects to recognize revenue on approximately $4.4 million of these remaining performance obligations over the next 12 months and the balance of $0.9 million will be recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of March 31, 2020 was not material.

8. Income Taxes

Loss before provision for income taxes consisted of the following for the years ended March 31, 2020 and 2019 (in thousands):

	Year Ended March 31,
	2020	2019
United States	$(21,920)	$(16,678)
Foreign	34	27
Loss before provision for income taxes	$(21,886)	$(16,651)

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes was $12,000 and $8,000 for the years ended March 31, 2020 and March 31, 2019, respectively. The current income taxes were related to state income and foreign taxes. The Company did not have current federal income taxes for the fiscal year ended March 31, 2020.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2020	2019
Federal income tax benefit at the statutory rate	$(4,596)	$(3,497)
State taxes, net of federal effect	(248)	(583)
Foreign taxes	2	3
Expiring NOLs and tax credits	6,273	6,137
Impact of state rate change	24	(67)
Valuation allowance	(1,792)	(2,135)
Shortfall in tax benefit—stock compensation	321	111
True-up	(2)	2
Other	30	37
Income tax expense	$12	$8

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2020 and 2019 (in thousands):

	Year Ended March 31,
	2020	2019
Deferred tax assets:
Inventories	$1,536	$1,842
Warranty reserve	454	630
Bad debt reserve	139	1,245
Deferred revenue	1,684	1,584
Net operating loss (“NOL”) carryforwards	146,503	145,835
Tax credit carryforwards	15,227	16,021
Depreciation, amortization and impairment loss	1,652	2,734
Lease liability	1,263	—
Interest limitation	1,570	—
Other	998	1,726
Deferred tax assets	171,026	171,617
Valuation allowance for deferred tax assets	(169,825)	(171,617)
Deferred tax assets, net of valuation allowance	1,201	—
Deferred tax liabilities:
Right of use assets	(1,201)	—
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for fiscal years ended March 31, 2020 and 2019 was $1.8 million and $2.1 million, respectively.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2020 were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL generated before April 1, 2018	$604,959	2021 - 2038
Federal NOL generated after March 31, 2018	$38,730	Indefinite
State NOL	$162,008	2021 - 2039
Federal tax credit carryforwards	$7,570	2021 - 2038
State tax credit carryforwards	$9,692	Indefinite

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

Accounting Standards Codification (“ASC”) 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2020 and 2019 was $2.3 million and $2.4 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2020 or March 31, 2019. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2020 and March 31, 2019 was $2.3 million and $2.4 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2020 and 2019 was $7.6 million and $8.4 million, and $9.7 million and $9.0 million, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2018	$2,467
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(77)
Balance at March 31, 2019	$2,390
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(118)
Balance at March 31, 2020	$2,272

The Company does not expect a material change to its unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2014. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of March 31, 2020. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

In response to the coronavirus (COVID-19) pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company currently does not expect the CARES Act to have a material impact on the Company’s financial results, including on the Company’s annual estimated effective tax rate. The Company will continue to monitor and assess the impact the CARES Act, and similar legislation in other countries, with respect to what impact they may have on the Company’s business and financial results.

9. Stockholders’ Equity

The following table summarizes, by statement of operations line item, stock-based compensation expense for the fiscal years ended March 31, 2020 and 2019 (in thousands):

	Year Ended
	March 31,
	2020	2019
Cost of goods sold	$69	$51
Research and development	44	32
Selling, general and administrative	800	824
Stock-based compensation expense	$913	$907

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

On August 29, 2019, at the Company’s 2019 annual meeting, the Registrant’s stockholders approved another amendment to the 2017 Plan to increase the aggregate number of shares authorized for issuance under the 2017 Plan by 300,000 shares to 900,000 shares of common stock. As of March 31, 2020, there were 398,993 shares available for future grants under the 2017 Plan.

Stock Options

The Company issued stock options under the 2000 Plan and issues stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for fiscal year ended March 31, 2020, is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2019	17,499	$209.36
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(6,250)	$198.21
Options outstanding at March 31, 2020	11,249	$215.56	2.1	—
Options fully vested at March 31, 2020 and those expected to vest beyond March 31, 2020	11,249	$215.56	2.1	—
Options exercisable at March 31, 2020	11,249	$215.56	2.1	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during the fiscal year ended March 31, 2020 or 2019. There was no expense associated with stock options during the fiscal year ended March 31, 2020 or 2019. There were no unvested stock option awards as of March 31, 2020.

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

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2019	221,778	$10.20
Granted	262,370	4.74
Vested and issued	(100,296)	9.84
Forfeited	(53,022)	8.34
Nonvested restricted stock units outstanding at March 31, 2020	330,830	6.28
Restricted stock units expected to vest beyond March 31, 2020	330,830	$6.28

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information on restricted stock units and performance restricted stock units for the Company’s fiscal years ended March 31, 2020 and 2019:

	Year Ended
	March 31,
	2020	2019
Restricted stock compensation expense (in thousands)	$913	$907
Aggregate fair value of restricted stock units vested and issued (in thousands)	$384	$748
Weighted average grant date fair value of restricted stock units granted during the period	$4.74	$0.98

As of March 31, 2020, there was approximately $1.2 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.4 years.

The Company’s PRSU activity is included in the above restricted stock units tables. The PRSU program has a two-year or three-year performance measurement period. The performance measurement occurs in the second year (for a two-year grant) or third year (for a three-year grant) following the grant date. The program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

During the fiscal year ended March 31, 2020, the Company granted 30,139 PRSUs with a third-year performance measurement and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during Fiscal 2020 was $8.90. Based on the Company’s assessment as of March 31, 2020, the threshold for one of the performance measurements on the 2-year vesting PRSU was met and as a result we recorded compensation expense of approximately $0.1 million during the fiscal year ended March 31, 2020. Such compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Restricted Stock Awards

The Company issued restricted stock awards under the 2000 Plan to employees and non-employee directors. There were no restricted stock awards granted during the fiscal year ended March 31, 2020 or 2019. No expense was recorded associated with its restricted stock awards during the fiscal year ended March 31, 2020 or 2019.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the current amendment, 7,000 shares of the Company’s common stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s common stock available increased by 50,000 shares which reserved for issuance a total of 57,000 shares of common stock. Under the ESPP, shares of the Company’s common stock are issued upon exercise of the purchase rights. The ESPP will continue by its terms through June 30, 2020, unless terminated sooner. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question. During the fiscal years ended March 31, 2020 and 2019, the Company issued a total of 522 shares and 101 shares of stock, respectively, to regular full and part-time employees or officers of the Company who elected to participate in the ESPP. As of March 31, 2020, there were 48,838 shares available for future grant under the ESPP.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Offerings of Common Stock and Warrants and At-the-Market Offering Program

At-the-Market Offering

Effective August 28, 2015, the Company entered into a sales agreement with Cowen and Company, LLC with respect to an at-the-market offering program pursuant to which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30.0 million. During the fiscal year ended March 31, 2019, the Company issued 0.3 million shares of the Company’s common stock under this at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $4.0 million after deducting commissions paid of approximately $0.1 million. As of March 31, 2019, 2.6 million shares of the Company’s common stock were cumulatively sold pursuant to the at-the-market offering program and the net proceeds to the Company from the sale of the common stock were approximately $28.6 million after deducting commissions paid of approximately $0.8 million. This at-the-market offering program expired on May 29, 2018.

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the fiscal year ended March 31, 2020, the Company issued 1.7 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $5.3 million after deducting commissions paid of approximately $0.2 million. As of March 31, 2020, approximately $12.2 million remained available for issuance with respect to this at-the-market offering program.

Warrants

On April 13, 2018, a warrant holder exercised its rights to the warrant agreement to exercise on a cashless basis 576,000 Series A warrants at an exercise price of $6.00 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 380,621 shares of common stock.

As of March 31, 2020, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of common stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of common stock, and have an expiration date of April 22, 2021. As of March 31, 2020, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.15 per share of common stock.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s common stock and warrant transactions during Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding. As a result, the Company issued an additional 49,891 warrants and recorded a deemed dividend amounting to $87,362.

On December 9, 2019, the Company entered into an Amendment No. 1 to the Purchase Warrant for Common shares (the “Amendment No. 1”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends the Warrant. The Amendment No. 1 amends the first paragraph of the Warrant to increase the number of Warrant Shares issuable under the Warrant (on a post-reverse split basis) and to decrease the exercise price from $8.86 per share (on a post-reverse split basis) to $3.80 per share (the “Per Share Warrant Exercise Price”). The Amendment No. 1 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price is equal to the Per Share Warrant Exercise Price. As a result of the decrease in exercise price, we recorded the change in valuation of $0.3 million as additional debt discount with a corresponding entry to additional paid in capital in the consolidated balance sheets.

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. None of these warrants have been exercised as of the date of this report.

Stock to Vendors

On February 10, 2020, the Company and Andretti Autosport 6, Inc. (“AA”), a race team participating in the IndyCar Series sanctioned by INDYCAR, LLC (the “Series”), entered into a Sponsorship Agreement (the “Sponsorship Agreement”) effective January 1, 2020 through December 31, 2020, whereby the Company agreed to sponsor AA’s Car #88 participation in the Series on a full-time basis. In exchange for AA’s participation in the Series, the Company agreed to a sponsorship fee in the total amount of approximately, $1.3 million of which $0.7 million will be paid in cash due and payable in four installments and $0.6 million in unregistered shares of common stock of the Company.

During the term of the Sponsorship Agreement and any renewal or extension of the agreement, the Company has agreed that it shall exclusively sponsor the AA Group (as defined therein). The Sponsorship Agreement contains, among other provisions, certain representations and warranties by the parties, intellectual property protection covenants, certain indemnification rights in favor of each party and customary confidentiality provisions.

Due to the COVID-19 pandemic, the IndyCar Series was delayed and did not begin until June 2020.  Cash paid under the Sponsorship Agreement was $0.3 million as of March 31, 2020 and stock in the amount of 229,886 was issued as of February 10, 2020.  Both the cash and the value of the unregistered shares of common stock have been recorded as

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a prepaid marketing cost and are included in Prepaid expenses and other current assets and Stockholder’s Equity in the Consolidated Balance Sheets as of March 31, 2020.

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

	As of		As of
	March 31, 2020		March 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$27,963	$30,000	$27,099	$30,000

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The financial covenants of the Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2020. Additionally, we shall not permit our minimum consolidated liquidity, which consists of our cash and cash equivalents, to be less than $12.0 million through February 4, 2020, and $9.0 million thereafter. As of March 31, 2020, the Company was in compliance with the covenants contained in the Note Purchase Agreement.

The three-year term note has been recorded net of a discount based on the fair value of the associated common stock warrants and debt issuance costs totaling $2.0 million. Amortization of the debt discount and debt issuance costs was $1.2 million for the fiscal year ended March 31, 2020, based on an effective interest rate, and has been recorded as interest expense in the consolidated statements of operations.

Interest expense related to the term note payable during the fiscal year ended March 31, 2020 was $5.2 million, which includes $1.2 million in amortization of debt issuance costs.

When we entered into the Note Purchase Agreement the existing credit facility with Bridge Bank was paid in full. As such, there was no interest expense related to the credit facility during the fiscal year ended March 31, 2020.   Interest expense related to the credit facility during the fiscal year ended March 31, 2019 was $0.7 million, which includes $0.1 million in amortization of debt issuance costs.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

Purchase Commitments

As of March 31, 2020, the Company had firm commitments to purchase inventories of approximately $28.5 million through Fiscal 2023. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

In June 2019, the Company entered into a new lease of approximately 9,216 square feet of warehouse space at 16701 Stagg Street in Van Nuys, California. Upon the lease commencement date in July 2019, the Company recorded $0.5 million of right-of-use assets and operating lease liabilities.

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through Fiscal 2025. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lease term and renewal options for five-year periods. Lease expense is recognized on a straight-line basis over the term of the lease.

The components of lease expense were as follows for the year ended March 31, 2020 (in thousands):

Year Ended
March 31, 2020
Operating lease cost	$1,532

Rental expense for operating leases classified under the previous accounting standard, Accounting Standards Codification (“ASC”) Topic 840, for the fiscal year ended March 31, 2019 was approximately $2.3 million.

Supplemental balance sheet information related to the leases was as follows (in thousands):

Operating Leases	March 31, 2020
Operating lease right-of-use assets	$5,118
Total operating lease right-of-use assets	$5,118

Operating lease liability, current	$443
Operating lease liability, non-current	4,941
Total operating lease liabilities	$5,384

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

Year Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,609

Other supplemental operating lease information consists of the following:

Weighted average remaining lease life	7 years
Weighted average discount rate	13%

At March 31, 2020, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2021	$1,116
2022	1,099
2023	1,125
2024	1,153
2025	1,077
Thereafter	3,002
Total lease payments	$8,572
Less: imputed interest	(3,188)
Present value of operating lease liabilities	$5,384

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Commitments

The Company has agreements with certain of its distributors requiring that if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2020, no significant inventories were held at distributors.

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

The Kinney Complaint alleged material misrepresentations and omissions in public statements regarding BPC and the likelihood that BPC would not be able to fulfill many legal and financial obligations to us.  The Kinney Complaint also alleged that our financial statements were not appropriately adjusted in light of this situation and were not maintained in accordance with GAAP, and that we lacked adequate internal controls over accounting.  The Kinney Complaint alleged that these public statements and accounting irregularities constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The Grooms Complaint made allegations and claims that were substantially identical to those in the Kinney Complaint, and both complaints sought compensatory damages of an undisclosed amount. On January 16, 2016, several shareholders filed motions to consolidate the Kinney and Grooms actions and for appointment as lead plaintiff.  On February 29, 2016, the Court granted the motions to consolidate, and appointed a lead plaintiff.  On May 6, 2016, a Consolidated Amended Complaint with allegations and claims substantially identical to those of the Kinney Complaint was filed in the consolidated action.  The putative class period in the Consolidated Amended Complaint was June 12, 2014 to November 5, 2015. Defendants filed a motion to dismiss the Consolidated Amended Complaint on June 17, 2016.  On March 10, 2017, the Court issued an order granting defendants’ motion to dismiss in its entirety with leave to amend.  Plaintiffs filed an amended complaint on April 28, 2017.  Defendants’ motion to dismiss was filed June 2, 2017.  Plaintiffs filed their opposition to the motion to dismiss on July 7, 2017, and defendants filed their reply in support of the motion to dismiss on July 28, 2017. The court vacated the hearing that was scheduled for August 18, 2017.  On February 9, 2018, the Court issued an Order denying defendants’ motion to dismiss.  On March 30, 2018, defendants filed an answer to the Consolidated Amended Complaint.  On May 17, 2018, the Court issued a scheduling order setting a trial date of March 17, 2020.  On June 26, 2018, the Court entered an order vacating all deadlines through the end of October 2018 and temporarily staying formal discovery and other proceedings to allow the parties time to conduct a mediation.  The parties participated in mediation on September 24, 2018, which did not result in a settlement.  On November 16, 2018, after further settlement discussions, the parties advised the Court that they had reached an agreement in principle to settle the action in its entirety.  The agreement in principle was subject to several conditions, including the execution of a stipulation of settlement that was satisfactory to all parties, and preliminary and final approval from the court, among other things.  Plaintiffs filed a motion seeking preliminary approval of the proposed settlement on April 12, 2019, and filed supplementary declarations in support of the motion on May 2, 2019.  Preliminary approval of the settlement was granted on May 17, 2019.  On September 24, 2019, lead counsel for plaintiffs filed a motion for attorneys’ fees and reimbursement of litigation expenses.  On October 25, 2019, plaintiffs filed a motion for final approval of the settlement.  On November 15, 2019, the Court issued an order

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approving the settlement and the payment of attorneys’ fees, litigation expenses, and class representative payments, and entering final judgment in the action.  Our insurance carrier funded the settlement amount.

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

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782.  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants.  On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part.  On May 10, 2016, the Court entered that proposed order.  On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action.  On March 20, 2018, the Court entered that proposed order.  A status conference is scheduled for July 1, 2020.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors.  The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us.  The complaint asserts causes of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms.  On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part.  On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action.  On March 20, 2018 the Court entered that proposed order.  A status conference is scheduled for June 26, 2020.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018.  On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing.  We have not recorded any liability as of March 31, 2020 as our insurance carrier will fund the settlement amount.

Federal Derivative Lawsuits

On March 7, 2016, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against us and certain of our current and former officers and directors under the following caption:  Haber v. Jamison, et al., No. CV16-01569-DMG (RAOx).  The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The complaint asserts a cause of action for breach of fiduciary duty.  It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and equitable relief, including that we institute appropriate corporate governance reforms.  On May 11, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part. On May 13, 2016, the Court entered that proposed order.

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against us and certain of our current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively.  The lawsuits allege that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition.  The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Both complaints demand damages sustained by us as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that we institute appropriate corporate governance reforms.  The federal derivative actions were stayed until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part.  On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action.  On March 13, 2018, the Court granted the parties’ stipulation.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018.  On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action.  The parties have not yet formalized a settlement, however, which is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties and preliminary and final approval from the court, among other things.  Settlement discussions are ongoing.  We have not recorded any liability as of March 31, 2020 as our insurance carrier will fund the settlement amount.

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

On October 18, 2018, Regatta filed its answer and cross-claims in the Capstone-Regatta Arbitration. In its cross-claims, Regatta asserted claims for breach of contract, intentional interference with prospective economic advantage, fraud, and intentional interference with contractual relations, relating to the parties’ agreement to wind-down relations and Regatta’s purported sales efforts in California. As remedies for these alleged claims, Regatta sought no less than $1.5 million in general and compensatory damages, along with punitive and exemplary damages, as well as attorney’s fees and costs. We have filed and served an answering statement denying Regatta’s counterclaims and asserting several affirmative defenses.

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

On January 16, 2019, the parties participated in a mediation that did not resolve the dispute. The parties continued their settlement discussions and held a follow-on mediation on April 24, 2019 at which point the parties came to a resolution of the matter. Following initial compliance with the settlement terms, Regatta breached its obligations thereunder and the parties thereafter resolved the continuing dispute at a further mediation on January 29, 2020. As of March 31, 2020, Regatta met all of its material obligations under the settlement terms, and all matters related to the litigation were dismissed with prejudice on April 10, 2020. The settlement did not have a material impact on our condensed consolidated financial statements.

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California for the County of Los Angeles under the following caption: Capstone Turbine Corporation v. Turbine International, LLC; Case No. 20STCV04372 (“Capstone-Turbine Intl. Litigation”). We have alleged claims against Turbine Intl. for breach of contract and for injunctive relief relating to the parties’ prior distributor relationship, which terminated at the end of March of 2018, and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements, namely an accounts receivable agreement

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and promissory note in favor of Capstone. As remedies for these claims, we are seeking compensatory, consequential, along with injunctive relief and attorney’s fees, interest, and costs.

On March 18, 2020, Turbine Intl. filed its answer and cross-claims in the Capstone-Turbine Intl. Litigation. In its cross-claims, Turbine Intl. has asserted claims against Capstone, and individually against Mr. James Crouse, Capstone’s Chief Revenue Officer, for breach of contract under the distributor agreement, accounts receivable agreement and promissory note, fraud, breach of the covenant of good faith and fair dealing, unjust enrichment and constructive trust, negligent misrepresentation, violation of the unfair practices act, violation of racketeer influenced corrupt organizations act, and conspiracy to commit fraud. As remedies for these alleged claims, Turbine Intl. are seeking compensatory, consequential, and punitive damages along with attorney’s fees, interest, and costs. Capstone answered the cross-claims on May 7, 2020. A case management conference is scheduled for August 19, 2020. We have not recorded any liability as of March 31, 2020, as the matter is too early to estimate.

13. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit‑sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company has been matching 50 cents on the dollar up to 6% of the employee’s contributions since February 2019. Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.3 million for the fiscal year ended March 31, 2020 and 2019.

14. Other Assets

The Company was a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, we reached our repayment threshold level and the fixed rate royalty was reduced by 50%. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. Carrier earned zero and $0.4 million in royalties for C200 and C1000 Series system sales during each of the fiscal years ended March 31, 2020 and 2019, respectively. There were no unpaid, earned royalties as of March 31, 2020 and 2019.

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

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	March 31,	March 31,
	2020	2019
Other current assets	$124	$124
Other assets	2,672	2,768
Royalty-related assets	$2,796	$2,892

15. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2020, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements other than disclosed in this note.

SBA Paycheck Protection Program Loan

On April 15, 2020, the Company submitted an application to its banking partner Western Alliance Bank, an Arizona corporation (“Western Alliance”) under the Small Business Administration (the “SBA”) Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Western Alliance entered into a Note on April 24, 2020 (the “Note”) with the Company and agreed to make available to the Company a loan in the amount of $2,610,200 (the “Loan”). The Company received the full amount of the Loan on April 24, 2020 (the “Initial Disbursement Date) and currently plans to use the proceeds to support fixed costs such as payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. On May 13, 2020, the Company repaid $660,200 of the loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P.

The advance under the Loan bears interest at a rate per annum of 1%. The term of the Loan is two years, ending April 24, 2022 (the “Maturity Date”).

Beginning on the seventh month following the Initial Disbursement Date, the Company is required to pay monthly principal and interest payments, with each installment payment first to pay interest accrued since the Initial Disbursement Date, then to bring principal current. The Company may adjust the payment amount periodically to amortize the principal over the remaining term of the Note.

The Loan may be forgiven partially or fully if the funding received are used for payroll costs, interest on mortgages, rent, and utilities, provided that at least 75% of the forgiven amount has been used for payroll costs. Forgiveness is based on the Company maintaining, or quickly rehiring employees and maintaining applicable salary levels.

Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. Any forgiveness of the Loan shall be subject to approval of the SBA and will require the Company and Western Alliance to apply to the SBA for such treatment in the future.

The Company is currently evaluating the impact on its financial statements and the accounting will largely depend on the Company’s ability to have the loan forgiven.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Purchase and Warrant Amendments

On April 24, 2020, the Company entered into a Third Amendment (the “Third Amendment”) to the Note Purchase Agreement. Under the Third Amendment, the parties agreed to amend the Note Purchase Agreement to, among other things, carve out the Loan pursuant to the CARES Act from the negative covenants restricting the Company from incurring certain debt and the related terms and conditions as a result of such Loan.

On May 13, 2020, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Note Purchase Agreement. Under the Fourth Amendment, the parties agreed to amend the Note Purchase Agreement to amend certain repayment language with respect to the Loan pursuant to the CARES Act.

On June 16, 2020, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Note Purchase Agreement. Under the Fifth Amendment, the Parties agreed to amend Section 6.21 of the Note Purchase Agreement to increase the Section 382 Ownership Shift (as defined therein) threshold to not exceed 42.0% until April 1, 2021, and 40% thereafter. All other provisions, terms and conditions of the Note Purchase Agreement remain in effect.

On June 16, 2020, the Company entered into an Amendment No. 2 to the Purchase Warrant for Common Shares (“Amendment No. 2”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends that certain Purchase Warrant for Common Shares originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019 (the “Warrant”).

Amendment No. 2 amends the first paragraph of the Warrant to decrease the number of Warrant Shares (as defined therein) issuable under the Warrant and to decrease the exercise price from $3.80 per share to $2.61 per share (the “Per Share Warrant Exercise Price”). The Company would receive aggregate gross proceeds of approximately $1,186,312.86 if the outstanding Warrant is exercised at the new Per Share Warrant Exercise Price.

Amendment No. 2 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price (as defined therein) is equal to the Per Share Warrant Exercise Price as provided in the Amendment No. 2 to the Warrant. All other terms and provisions in the Warrant remain in effect.

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed October 21, 2019(b)
3.3	Fourth Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(c)
3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation, dated May 9, 2016(d)
3.5	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation(d)
4.1	Specimen stock certificate(e)
4.2	NOL Rights Agreement, dated May 6, 2019, between Capstone Turbine Corporation and Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc.(f)
4.3	Form of Series A Warrant issued to investors in the April 2016 public offering(g)
4.4	Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering(g)
4.5	Form of Series A Warrant issued to investors in the October 2016 public offering(h)
4.6	Form of Pre-Funded Series B Warrant issued to investors in the October 2016 public offering(h)
4.7

Note Purchase Agreement, date as of February 4, 2019, by and among Capstone Turbine Corporation, certain of its subsidiaries party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as purchase and any other purchasers party thereto from time to time and Goldman Sachs Specialty Lending Holdings, Inc. as collateral agent (i)

4.8	Purchase Warrant for Common Shares issued in favor of Goldman Sachs & Co. LLC, dated February 4, 2019 (i)
4.9	Rights Agreement by and between Capstone Turbine Corporation and Broadridge Financial Solutions, Inc., dated May 6, 2019 (f)
4.10	Form of Prefunded Series C Warrant issued to investors in the September 2019 public offering (j)
4.11	Form of Series D Warrant issued to investors in the September 2019 public offering (j)
4.12

Second Amendment to the Note Purchase Agreement, dated as of December 9, 2019, by and among Capstone Turbine Corporation, certain subsidiaries of the company and Goldman Sachs Specialty Lending Group L.P. (a successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (k)

4.13	Amendment No. 1 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (a successor in interest to Goldman Sachs & Co. LLC), dated December 9, 2019 (k)
4.14

Third Amendment to the Note Purchase Agreement, dated as of April 24, 2020, by and among Capstone Turbine Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (l)

4.15	Note between Western Alliance Bank and Capstone Turbine Corporation, effective as of April 24, 2020 (l)
4.16

Fourth Amendment to the Note Purchase Agreement, dated as of May 13, 2020, by and among Capstone Turbine Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (m)

4.17

Fifth Amendment to the Note Purchase Agreement, dated as of June 16, 2020, by and among Capstone Turbine Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (n)

4.18	Amendment No. 2 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC), dated June 16, 2020 (n)

Exhibit Number		Description
4.19		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended
10.1

Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(o)

10.2		Fourth Amendment to Lease, dated June 7, 2017, between Capstone Turbine Corporation and Prologis, L.P., for leased premises at 16640 Stagg Street, Van Nuys, California(p)
10.3	*	Capstone Turbine Corporation 2017 Equity Incentive Plan effective August 30, 2017(q)
10.4	*	Capstone Turbine Corporation Employee Stock Purchase Plan effective August 30, 2017(r)
10.5	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(s)
10.6		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007(t)
10.7		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017(u)
10.8		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017(u)
10.9		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (v)
10.10	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(w)
10.11	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(x)
10.12	*	Form of Inducement Stock Option Agreement(y)
10.13	*	Form of Inducement Restricted Stock Unit Agreement(y)
10.14	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(z)
10.15	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015(aa)
10.16	*	Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010(aa)
10.17		Form of Securities Purchase Agreement used in the September 2019 offering (j)
10.18		At the Market Offering Agreement, dated June 7, 2018, between Capstone and H.C. Wainright & Co., LLC (bb)
10.19		Second Amendment to the Development and License Agreement, dated July 25, 2018, between Capstone Turbine Corporation and Carrier Corporation (cc)
10.20	*	Capstone Turbine Corporation 2017 Equity Incentive Plan, as amended (dd)
10.21	*	Form of Change in Control Agreement (ee)
10.22	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Four Year Vesting Schedule
10.23	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Three Year Vesting Schedule
10.24	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Two Year Vesting Schedule
10.25	*	Form of Performance Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan
14.1		Code of Business Conduct(ff)

Exhibit Number	Description
14.2	Code of Ethics for Senior Financial Officers and Chief Executive Officer(ff)
21	Subsidiary List
23	Consent of Marcum LLP
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 21, 2019 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed September 1, 2017 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 9, 2016 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2019 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957).
(h)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 18, 2016 (File No. 001-15957).
(i)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on February 5, 2019 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 4, 2019 (File No. 001-15957).
(k)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on December 9, 2019 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 29, 2020 (File No. 001-15957).

(m)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 15, 2020 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 17, 2020 (File No. 001-15957).
(o)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).
(p)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2017 (File No. 001-15957).
(q)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957).
(r)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957).
(s)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(t)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).
(u)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 13, 2017 (File No. 001-15957).
(v)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K, filed on June 7, 2018 (File No. 001-15957)
(w)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).
(x)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).
(y)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).
(z)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).
(aa)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2015 (File No. 001-15957).
(bb)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2018 (File No. 001-15957).
(cc)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 26, 2018 (File No. 001-15957).
(dd)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed July 13, 2018 (File No. 001-15957).
(ee)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-15957).

(ff)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

Date: June 26, 2020	By:	/s/ Frederick S. Hencken III
Frederick S. Hencken III Chief Financial Officer & Chief Accounting Officer (Principal Financial and Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Turbine Corporation, hereby severally constitute Darren R. Jamison and Frederick S. Hencken III, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Annual Report on Form 10‑K and any and all amendments to said Form 10‑K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Turbine Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10‑K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2020
Darren R. Jamison

/s/ Frederick S. Hencken III	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	June 26, 2020
Frederick S. Hencken III

/s/ Holly A. Van Deursen	Chair of the Board of Directors	June 26, 2020
Holly A. Van Deursen

/s/ Paul DeWeese	Director	June 26, 2020
Paul DeWeese

/s/ Robert C. Flexon	Director	June 26, 2020
Robert C. Flexon

/s/ Yon Y. Jorden	Director	June 26, 2020
Yon Y. Jorden

/s/ Gary J. Mayo	Director	June 26, 2020
Gary J. Mayo

/s/ Robert F. Powelson	Director	June 26, 2020
Robert F. Powelson

/s/ Denise Wilson	Director	June 26, 2020
Denise Wilson