Form 10-Q
period 2020-06-30
CAPSTONE TURBINE Corp
filed 2020-08-06
CIK 1009759

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2020 was 11,023,921.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2020	2020
Assets
Current Assets:
Cash and cash equivalents	$16,229	$15,068
Accounts receivable, net of allowances of $751 at June 30, 2020 and $703 at March 31, 2020	14,655	16,240
Inventories, net	17,582	21,460
Prepaid expenses and other current assets	4,778	3,987
Total current assets	53,244	56,755
Property, plant, equipment and rental assets, net	7,560	7,749
Non-current portion of inventories	1,571	1,221
Other assets	8,093	8,230
Total assets	$70,468	$73,955
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,804	$15,000
Accrued salaries and wages	1,159	1,644
Accrued warranty reserve	1,768	1,934
Deferred revenue	7,025	7,898
Current portion of notes payable and lease obligations	878	477
Total current liabilities	21,634	26,953
Deferred revenue - non-current	902	944
Term note payable, net	30,112	27,963
Long-term portion of notes payable and lease obligations	4,941	5,074
Total liabilities	57,589	60,934
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 11,084,940 shares issued and 11,023,921 shares outstanding at June 30, 2020; 10,286,366 shares issued and 10,228,789 shares outstanding at March 31, 2020	11	10
Additional paid-in capital	917,439	915,755
Accumulated deficit	(902,692)	(900,869)
Treasury stock, at cost; 61,019 shares at June 30, 2020 and 57,577 shares at March 31, 2020	(1,879)	(1,875)
Total stockholders’ equity	12,879	13,021
Total liabilities and stockholders' equity	$70,468	$73,955

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Revenue:
Product, accessories and parts	$8,936	$14,073
Service	5,257	5,171
Total revenue	14,193	19,244
Cost of goods sold:
Product, accessories and parts	7,995	12,232
Service	2,825	4,147
Total cost of goods sold	10,820	16,379
Gross margin	3,373	2,865
Operating expenses:
Research and development	370	938
Selling, general and administrative	3,546	6,237
Total operating expenses	3,916	7,175
Loss from operations	(543)	(4,310)
Other income (expense)	4	1
Interest income	8	—
Interest expense	(1,291)	(1,276)
Loss before provision for income taxes	(1,822)	(5,585)
Provision for income taxes	1	8
Net loss	(1,823)	(5,593)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.17)	$(0.77)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	10,598	7,258

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2020	10,286,366	$10	$915,755	$(900,869)	57,577	$(1,875)	$13,021
Purchase of treasury stock	—	—	—	—	3,442	(4)	(4)
Vested restricted stock awards	16,126	—	4	—	—	—	4
Stock-based compensation	—	—	210	—	—	—	210
Issuance of common stock, net of issuance costs	782,448	1	1,371	—	—	—	1,372
Change in warrants valuation	—	—	99	—	—	—	99
Net loss	—	—	—	(1,823)	—	—	(1,823)
Balance, June 30, 2020	11,084,940	$11	$917,439	$(902,692)	61,019	$(1,879)	$12,879

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2019	7,216,910	$7	$903,803	$(878,884)	26,239	$(1,772)	$23,154
Purchase of treasury stock	—	—	—	—	78	—	—
Vested restricted stock awards	229	—	—	—	—	—	—
Stock-based compensation	—	—	262	—	—	—	262
Issuance of common stock, net of issuance costs	143,387	1	1,221	—	—	—	1,222
Net loss	—	—	—	(5,593)	—	—	(5,593)
Balance, June 30, 2019	7,360,526	$8	$905,286	$(884,477)	26,317	$(1,772)	$19,045

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,823)	$(5,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354	373
Amortization of financing costs and discounts	298	290
Amortization of right-of-use assets	94	359
Inventory provision	(118)	220
Provision for warranty expenses	186	205
(Gain) loss on disposal of equipment	(1)	—
Stock-based compensation	210	262
Changes in operating assets and liabilities:
Accounts receivable	1,584	1,402
Inventories	3,646	(363)
Prepaid expenses, other current assets and other assets	(188)	(459)
Accounts payable and accrued expenses	(4,361)	(1,864)
Accrued salaries and wages and long term liabilities	(484)	(276)
Accrued warranty reserve	(352)	(372)
Deferred revenue	(916)	651
Net cash used in operating activities	(1,871)	(5,165)
Cash Flows from Investing Activities:
Expenditures for property, equipment and rental assets	(74)	(977)
Net cash used in investing activities	(74)	(977)
Cash Flows from Financing Activities:
Net proceeds from term note payable	1,950	—
Repayment of notes payable and lease obligations	(216)	(195)
Cash used in employee stock-based transactions	(4)	(1)
Net proceeds from issuance of common stock and warrants	1,376	1,223
Net cash provided by financing activities	3,106	1,027
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	1,161	(5,115)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	15,068	29,727
Cash, Cash Equivalents and Restricted Cash, End of Year	$16,229	$24,612
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,043	$607
Income taxes	$5	$15
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$56	$93
Renewal of insurance contracts which was financed by notes payable	$593	$536

See accompanying notes to condensed consolidated financial statements.

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Organization

Capstone Turbine Corporation (“Capstone”, “we” or the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation and distribution networks applications, including energy efficient cogeneration combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as renewable energy, natural resources, and critical power supply applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand-alone when no utility grid is available. Several technologies are used to provide “on-site power generation” (also called “distributed generation”) such as reciprocating engines, solar photovoltaic power (“PV”), wind turbines and fuel cells. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. For customers who do not have access to the electric utility grid, microturbines provide clean, on-site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous on-site power generation, thereby providing additional reliability and potential cost savings compared to the local utility. With our stand-alone feature, customers can produce their own energy in the event of a utility power outage and can use microturbines as their primary source of power for extended periods of time, unlike traditional diesel standby generator sets. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and steam. In addition, our microturbines have been used as battery charging generators for hybrid electric vehicles and to provide power to a vessel’s electrical loads in marine applications. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together with our distributors, we offer new and remanufactured parts as well as a comprehensive Factory Protection Plan (“FPP”) through long-term service agreements ranging from 5 to 20 years. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2020 was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal Year 2020. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Significant Accounting Policies There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the Fiscal Year 2020 filed with the SEC on June 29, 2020, that have had a material impact on the Company's condensed consolidated financial statements and related notes.

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

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the condensed consolidated financial statements for the three months ended June 30, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its first quarter of Fiscal 2021 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $1.8 million and used cash in operating activities of $1.9 million for the three months ended June 30, 2020. The Company’s working capital requirements during the three months ended June 30, 2020 were in-line with management’s expectations, which included reductions in accounts receivable, inventory, and accounts payable primarily due to the Company managing to lower revenue levels. The Company’s net loss improved during the three months ended June 30, 2020 compared to the same period the previous year primarily because of lower overhead and operating expenses from our COVID-19 Business Continuity Plan as described below, as well as lower FPP costs as our reliability improves due to the reduced impact of the part defect from a supplier first identified during the first quarter for Fiscal 2019. As of June 30, 2020, the Company had cash and cash equivalents of $16.2 million, and outstanding debt of $32.0 million (see Note 11 – Term Note Payable for further discussion of the outstanding debt).

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

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under the note purchase agreement, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of our first quarter of Fiscal 2021 financial statements.

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

On March 23, 2020 the Company enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed approximately 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. The Company’s Leadership Team volunteered to take a 25% temporary salary cut as well as the fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, approximately 25 other top company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1st, most with the 15% voluntary salary cuts, with others scheduled to return in a staggered manner through to the end of September. Additionally, in March 2020, the directors voted to take a temporary 25% reduction in base cash retainer in support of the Company’s Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, the Company eliminated 26 employees on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, the Company had a limited production capability of new microturbine products, but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020, for shipment during this period of suspended production. The Company continues to maintain a crew of essential operations employees to manufacture microturbines at the current reduced demand levels, manufacture service engines, remanufacture spare parts and provide service spares in support of FPPs and global distributor spare parts orders. The Company’s vendor supply chain has been impacted by the pandemic, however it continues to be operational as of today.

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

4. Customer Concentrations and Accounts Receivable

Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine (“CAL”), two of the Company’s domestic distributors, each accounted for 12% of revenue for the three months ended June 30, 2020. Sales to E-Finity and CAL accounted for 12% and 10%, respectively, of revenue for the three months ended June 30, 2019.

Additionally, E-Finity accounted for 13% of net accounts receivable as of June 30, 2020. Innovative Energy Company Limited, one of the Company’s Jamaican distributors, and DTC Soluciones S.A. de C.V. (“DTC”), one of the

Company’s Mexican distributors, accounted for 12% and 11%, respectively, of net accounts receivable as of June 30, 2019.

5. Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following as of June 30, 2020 and March 31, 2020 (in thousands):

	June 30,	March 31,
	2020	2020
Raw materials	$18,558	$20,672
Work in process	32	3
Finished goods	3,346	4,820
Total	21,936	25,495
Less inventory reserve	(2,783)	(2,814)
Less non-current portion	(1,571)	(1,221)
Current portion	$17,582	$21,460

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2020 is 1.3 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2020 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$729
25 to 36 months	842
Total	$1,571

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following as of June 30, 2020 and March 31, 2020 (in thousands):

	June 30,	March 31,
	2020	2020
Machinery, equipment, automobiles and furniture	$15,161	$15,115
Leasehold improvements	7,857	7,857
Molds and tooling	3,128	3,101
Rental assets	5,986	5,986
	32,132	32,059
Less, accumulated depreciation	(24,572)	(24,310)
Total property, plant, equipment and rental assets, net	$7,560	$7,749

The Company regularly reassesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, equipment and rental assets was $0.3 million each for the three months ended June 30, 2020 and 2019.

7. Intangible Assets

Intangible assets were fully amortized as of June 30, 2020 and March 31, 2020. Amortization expense for the intangible assets was zero and $0.1 million for the three months ended June 30, 2020 and 2019, respectively.

The manufacturing license provides the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”). The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $6,000 and $7,000 were earned by Solar for the three months ended June 30, 2020 and 2019, respectively. Earned royalties of approximately $59,000 and $52,000 were unpaid as of June 30, 2020 and March 31, 2020, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

8. Stock-Based Compensation

The following table summarizes, by condensed consolidated statement of operations line item, stock-based compensation expense for the Company’s three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended
	June 30,
	2020	2019
Cost of goods sold	$17	$18
Research and development	12	10
Selling, general and administrative	181	234
Stock-based compensation expense	$210	$262

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

On August 29, 2019, at the Company’s 2019 annual meeting, the Registrant’s stockholders approved another amendment to the 2017 Plan to increase the aggregate number of shares authorized for issuance under the 2017 Plan by 300,000 shares to 900,000 shares of common stock. As of June 30, 2020, there were 402,993 shares available for future grants under the 2017 Plan.

Stock Options

The Company issued stock options under the 2000 Plan and can issue stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. Information relating to stock options for the Company’s three months ended June 30, 2020 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2020	11,249	$215.56
Forfeited, cancelled or expired	(2,175)	$210.00
Options outstanding at June 30, 2020	9,074	$216.90	2.3	—
Options fully vested at June 30, 2020 and those expected to vest beyond June 30, 2020	9,074	$216.90	2.3	—
Options exercisable at June 30, 2020	9,074	$216.90	2.3	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during either of the three months ended June 30, 2020 or 2019. There was no expense associated with stock options during the three months ended June 30, 2020 or 2019. There were no unvested stock option awards as of June 30, 2020.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issued restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table outlines the restricted stock unit and performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Nonvested restricted stock units outstanding at March 31, 2020	330,830	$6.28
Granted	—	—
Vested and issued	(16,126)	8.82
Forfeited	(4,000)	4.44
Nonvested restricted stock units outstanding at June 30, 2020	310,704	6.17
Restricted stock units expected to vest beyond June 30, 2020	310,704	$6.17

The following table provides additional information on restricted stock units and performance restricted stock units for the Company’s three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019
Restricted stock compensation expense (in thousands)	$210	$262
Aggregate fair value of restricted stock units vested and issued (in thousands)	$22	$2
Weighted average grant date fair value of restricted stock units granted during the period	$—	$5.90

As of June 30, 2020, there was approximately $1.0 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.1 years.

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

There were no PRSUs granted during the three months ended June 30, 2020. During the three months ended June 30, 2019, the Company granted 30,139 PRSUs with a three-year performance measurement period and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during the three months ended June 30, 2019 was $8.90. Based on the Company’s assessment as of June 30, 2020, the company will not meet the threshold of the performance measurements and as a result no compensation expense was recorded during the three months ended June 30, 2020. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals changes. The Company will continue to periodically assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

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

9.  Offerings of Common Stock and Warrants and At-the-Market Offering Program

At-the-market offerings

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended June 30, 2020, the Company issued approximately 0.8 million shares of the Company’s common stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s common stock were approximately $1.4 million after deducting commissions paid of approximately $51,000. On July 15, 2020, the Company entered into an amendment to the Sales Agreement, which modifies the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of the Company’s common stock that the Company may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program to an amount equal to the lesser of such number of shares of the Company’s common stock that (a) equals the number or dollar amount of shares of common stock registered on the registration statement pursuant to which an offering under the ATM Program is being made, (b) equals the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock), (c) equals the number or dollar amount of shares of common stock authorized by our board of directors, or (d) would cause the Company or an offering under the ATM Program to not satisfy the eligibility and transaction requirements for use of Form S-3, including, if applicable, general instruction I.B.6 of Registration Statement on Form S-3. Pursuant to this amendment, as of July 15, 2020, approximately $2.8 million remained available for issuance with respect to this at-the-market offering program.

Warrants

As of June 30, 2020, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of common stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of common stock, and have an expiration date of April 22, 2021. As of June 30, 2020, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.18 per share of common stock.

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”) in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our condensed consolidated balance sheets.

The Company’s common stock and warrant transactions during Fiscal 2020 triggered certain anti-dilution provisions in the warrants outstanding. As a result, the Company issued an additional 49,891 warrants and recorded a deemed dividend amounting to $87,362.

On December 9, 2019, the Company entered into an Amendment No. 1 to the Purchase Warrant for Common shares (the “Amendment No. 1”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends the Warrant. The Amendment No. 1 amends the first paragraph of the Warrant to increase the number of Warrant Shares issuable under the Warrant (on a post-reverse split basis) and to decrease the exercise price from $8.86 per share (on a post-reverse split basis) to $3.80 per share (the “Per Share Warrant Exercise Price”). The Amendment No. 1 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price is equal to the Per Share Warrant Exercise Price. As a result of the decrease in exercise price, we recorded the change in valuation of $0.3 million as additional debt discount with a corresponding entry to additional paid in capital in the condensed consolidated balance sheets.

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

On June 16, 2020, the Company entered into an Amendment No. 2 to the Purchase Warrant for Common Shares (“Amendment No. 2”) with the Warrant Holder that amends the Warrant.

Amendment No. 2 amends the first paragraph of the Warrant to increase the number of Warrant Shares (as defined therein) issuable under the Warrant and to decrease the exercise price from $3.80 per share to $2.61 per share (the “Per

Share Warrant Exercise Price”). The Company would receive aggregate gross proceeds of approximately $1,186,313 if the outstanding Warrant is exercised at the new Per Share Warrant Exercise Price.

Amendment No. 2 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price (as defined therein) is equal to the Per Share Warrant Exercise Price as provided in the Amendment No. 2 to the Warrant. As a result of the decrease in exercise price, we recorded the change in valuation of $0.1 million as additional debt discount with a corresponding entry to additional paid in capital in the condensed consolidated balance sheets. All other terms and provisions in the Warrant remain in effect.

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

Due to the COVID-19 pandemic, the IndyCar Series was delayed and did not begin until June 2020. Cash paid under the Sponsorship Agreement was $0.4 million as of June 30, 2020 and 229,886 shares of the Company’s common stock were issued as of February 10, 2020. Both the cash and the value of the unregistered shares of common stock have been recorded as a prepaid marketing cost and are included in prepaid expenses and other current assets and Stockholder’s Equity in the Condensed Consolidated Balance Sheets as of June 30, 2020. The prepaid marketing cost will be amortized in proportion to each race of the racing season and as such $0.1 million was amortized as selling, general and administrative expense in the condensed consolidated statements of operations during the three months ended June 30, 2020.

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

Level 1. Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2. Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets

●	Quoted prices for identical or similar assets or liabilities in inactive markets

●	Inputs other than quoted prices that are observable for the asset or liability

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

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

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of June 30, 2020 includes both the Three-Year Term Note and the SBA Paycheck Protection Program Loan as discussed in Note 11 – Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	June 30, 2020		March 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$30,112	$31,950	$27,963	$30,000

11. Term Note Payable

Three-Year Term Note

On February 4, 2019 (the “Closing Date”), we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among us, certain subsidiaries of us party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”). Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The entire principal amount of the Notes is due and payable on February 4, 2022 (the “Maturity Date”). The Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date. As of June 30, 2020, $30.0 million in borrowings were outstanding under the three-year term note.

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

The financial covenants of the Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2020. Additionally, we shall not permit our minimum consolidated liquidity, which consists of our cash and cash equivalents, to be less than $12.0 million through February 4, 2020, and $9.0 million thereafter. As of June 30, 2020, the Company was in compliance with the covenants contained in the Note Purchase Agreement.

The three-year term note has been recorded net of a discount based on the fair value of the associated common stock warrants and debt issuance costs totaling $2.0 million. Amortization of the debt discount and debt issuance costs was $0.3 million for the three months ended June 30, 2020, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the term note payable during the three months ended June 30, 2020 and 2019 was $1.3 million, which includes $0.3 million in amortization of debt issuance costs, respectively.

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

12. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the three months ended June 30, 2020 are as follows (in thousands):

Balance, beginning of the period	$1,934
Standard warranty provision	186
Deductions for warranty claims	(352)
Balance, end of the period	$1,768

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

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, the Company satisfies a performance obligation

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

The following table presents disaggregated revenue by business group for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Microturbine Products	$6,126	$10,086
Accessories and Parts	2,810	3,987
Total Product, Accessories and Parts	8,936	14,073
Service	5,257	5,171
Total Revenue	$14,193	$19,244

Following is the geographic revenue information based on the primary operating location of the Company’s customers for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
United States	$7,924	$7,629
Mexico	1,033	1,241
All other North America	50	673
Total North America	9,007	9,543
Russia	467	1,455
All other Europe	2,625	2,549
Total Europe	3,092	4,004
Asia	944	1,528
Australia	637	1,670
All other	513	2,499
Total Revenue	$14,193	$19,244

Contract Balances

Our contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.

As of June 30, 2020, the balance of deferred revenue was approximately $7.9 million compared to $8.8 million as of March 31, 2020. This overall decrease in the balance of deferred revenue of $0.9 million during the three months ended June 30, 2020 was comprised of decreases in deferred revenue attributable to deposits of $0.4 million and deferred revenue attributable to the Distributor Support System (“DSS program”) of $0.5 million. Changes in deferred revenue during the three months ended June 30, 2020 are as follows (in thousands):

FPP Balance, beginning of the period	$5,342
FPP Billings	4,163
FPP Revenue recognized	(4,147)
Balance attributed to FPP contracts	5,358
DSS Program	1,343
Deposits	1,226
Deferred revenue balance, end of the period	$7,927

Deferred revenue attributed to FPP contracts represents the unearned portion of our contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. The DSS program provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. DSS program revenue is generally paid quarterly with revenue recognized on a straight line basis over a calendar year period. Deposits are primarily non-refundable cash payments from distributors for future orders.

As of June 30, 2020, approximately $5.4 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $4.5 million of these remaining performance obligations over the next 12 months and the balance of $0.9 million will be recognized thereafter.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. The majority of the Company’s revenues resulted from sales of inventoried systems with short periods of manufacture and delivery and thus are excluded from this disclosure.

As of June 30, 2020, the FPP backlog was approximately $80.4 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2037.

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

	June 30,	March 31,
	2020	2020
Other current assets	$124	$124
Other assets	2,662	2,672
Royalty-related assets	$2,786	$2,796

15. Commitments and Contingencies

Purchase Commitments

As of June 30, 2020, the Company had firm commitments to purchase inventories of approximately $26.5 million through Fiscal 2024. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption: Stesiak v. Jamison, et al., No. BC610782. The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition. The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment. It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants. On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part. On May 10, 2016, the Court entered that proposed order. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference is scheduled for August 20, 2020.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors. The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition. The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us. The complaint asserts causes of action for breach of fiduciary duty. It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference is scheduled for August 20, 2020.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action. The parties fully executed a stipulation of settlement on July 14, 2020. A motion for preliminary approval of the settlement was filed in the United Stated District Court for the Central District of California on July 27, 2020. A hearing on the motion for preliminary approval of the settlement is currently scheduled for August 28, 2020. We have not recorded any liability as of June 30, 2020 as our insurance carrier will fund the settlement amount.

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

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action. The parties fully executed a stipulation of settlement on July 14, 2020. A motion for preliminary approval of the settlement was filed in the United States District Court for the Central District of California on July 27, 2020. A hearing on the motion for preliminary approval of the settlement is currently scheduled for August 28, 2020. We have not recorded any liability as of June 30, 2020 as our insurance carrier will fund the settlement amount.

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

On March 18, 2020, Turbine Intl. filed its answer and cross-claims in the Capstone-Turbine Intl. Litigation. In its cross-claims, Turbine Intl. has asserted claims against Capstone, and individually against Mr. James Crouse, Capstone’s Chief Revenue Officer, for breach of contract under the distributor agreement, accounts receivable agreement and promissory note, fraud, breach of the covenant of good faith and fair dealing, unjust enrichment and constructive trust, negligent misrepresentation, violation of the unfair practices act, violation of racketeer influenced corrupt organizations act, and conspiracy to commit fraud. As remedies for these alleged claims, Turbine Intl. are seeking compensatory, consequential, and punitive damages along with attorney’s fees, interest, and costs. Capstone answered the cross-claims on May 7, 2020. On July 8, 2020, Capstone filed a motion to amend its complaint. A hearing on said motion and a case management conference is scheduled for August 19, 2020. We have not recorded any liability as of June 30, 2020, as the matter is too early to estimate.

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

The components of lease expense were as follows for the Company’s three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Operating lease cost	$268	$481

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	June 30, 2020	March 31, 2020
Operating lease right-of-use assets	$5,024	$5,118
Total operating lease right-of-use assets	$5,024	$5,118

Operating lease liability, current	$447	$443
Operating lease liability, non-current	4,827	4,941
Total operating lease liabilities	$5,274	$5,384

Weighted average remaining lease life	7.19 years	7.41 years

Weighted average discount rate	13.00%	13.00%

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$283	$506

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2021	$833
2023	1,099
2024	1,125
2025	1,153
2026	1,077
Thereafter	3,002
Total lease payments	$8,289
Less: imputed interest	(3,015)
Present value of operating lease liabilities	$5,274

17. Net Loss Per Common Share

Basic loss per share of common stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended June 30, 2020 which would make these instruments anti-dilutive. As of June 30, 2020 and 2019, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.3 million. As of June 30, 2020 and 2019, the number of PRSUs subject to performance conditions which have not been satisfied have been excluded from diluted net loss per common share computations was approximately 20,000 and 60,000, respectively. As of June 30, 2020 and 2019, the number of warrants excluded from diluted net loss per common share computations was approximately 1.5 million and 0.7 million, respectively.

18. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2020, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in this Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2020. When used in this Form 10-Q, and in the following discussion, the words “believes”, “anticipates”, “intends”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks include those under Risk Factors in our Annual Report on Form 10-K for Fiscal 2020 and in other reports we file with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any of the forward-looking statements contained herein after the filing of this Form 10-Q to conform such statements to actual results or changes in expectations except as may be required by law. All dollar amounts are approximate.

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

In March 2020, we began to monitor the global effects of “COVID-19,” an infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus 2 (SARS CoV-2) that was first detected in November 2019 in the city of Wuhan, China. The subsequent spread of COVID-19 to the U.S. and many other parts of the world led the World Health Organization to characterize COVID-19 as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to us, stay-at-home orders were imposed in the state of California on March 20, 2020.

On March 23, 2020 we enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, we furloughed approximately 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. Our Leadership Team volunteered to take a 25% temporary salary cut as well as the fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, approximately 25 other top company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1st, most with the 15% voluntary salary cuts, with others scheduled to return in a staggered manner through to the end of September. Additionally, in March 2020, the directors voted to take a temporary 25% reduction in base cash retainer in support of our Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, we eliminated 26 employees on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, we had a limited production capability of new microturbine products, but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020, for shipment during this period of suspended production. We continue to maintain a crew of essential operations employees to manufacture service engines, remanufacture spare parts and provide service spares in support of FPPs and global distributor spare parts orders. Our vendor supply chain has been impacted by the pandemic, however it continues to be operational as of today.

Our goals for Fiscal 2021 are to improve cash flow, working capital, and our balance sheet; grow revenue through accelerating global product sales; diversify into additional market verticals and geographies; and increase aftermarket sales absorption. During the first quarter of Fiscal 2021 our net loss was $1.8 million and our basic and diluted loss per share was $0.17 compared to $5.6 million and $0.77, respectively, in the same period of the previous year. Our working capital requirements during the three months ended June 30, 2020 were in-line with management’s expectations, which included reductions in accounts receivable, inventory, and accounts payable primarily due to the Company managing to lower revenue levels. Our net loss improved during the three months ended June 30, 2020 compared to the same period the previous year primarily because of lower overhead and operating expenses from our

COVID-19 Business Continuity Plan, as well as lower FPP costs as our reliability improves due to the reduced impact of the part defect from a supplier first identified during the first quarter for Fiscal 2019.

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

An overview of our direction, targets and key initiatives are as follows:

1.	Focus on Vertical Markets Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our product shipments by vertical markets:

	Three Months Ended
	June 30,
	2020	2019
Energy efficiency	56%	52%
Natural resources	28%	43%
Renewable energy	16%	5%

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

Backlog

Net product orders were approximately $4.8 million and $9.0 million for the three months ended June 30, 2020 and 2019, respectively. Ending backlog was approximately $36.2 million at June 30, 2020 compared to $70.2 million at June 30, 2019. The gross book-to-bill ratio was 0.9:1 and 1.7:1 for the three months ended June 30, 2020 and 2019, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

2.	Sales and Distribution Channels We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 68 distributors, OEMs and national accounts. In the United States and Canada, we currently have 13 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 55 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

Effective January 1, 2018, we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. See Note 13—Revenue Recognition for additional discussion of revenue recognition for this program.

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

Our FPP backlog as of June 30, 2020 was approximately $80.4 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2037. Our FPP backlog as of June 30, 2019 was approximately $79.4 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2034. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue for the first quarter of Fiscal 2021 was approximately 37% of total revenue and was approximately 27% of revenue for the first quarter of Fiscal 2020.

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

We continue to modernize electronics to today’s standards, providing common functionality and enabling long term support. To support our global fleet during Fiscal 2020, we achieved Australian AS4777 certification for our C200 product line, and UK G99 Grid Interconnect type approval for our C65 and C200 product lines. In addition, Germany released VDE 4110 for Medium Voltage Grid Interconnection, to augment the BDEW certification. We achieved “Prototype Confirmation” for this new specification that enables continued operability in Germany.

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

6.	Cost and Core Competencies We believe that the core competencies of our products are air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air-bearing technology. We continue to review avenues for cost reduction by sourcing to the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to leverage our costs as product volumes increase.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2020 and continue to include the following areas:

●	Impairment of long-lived assets, including intangible assets with finite lives;

●	Inventory write-downs and classification of inventories;

●	Estimates of warranty obligations;

●	Revenue recognition;

●	Accounts receivable allowances;

●	Deferred tax assets and valuation allowance; and

●	Stock-based compensation expense.

Results of Operations

Three Months Ended June 30 2020 and 2019

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended June 30,
	2020	2019
	Revenue	Revenue
United States and Canada	$8.0	$8.3
Europe and Russia	3.1	4.0
Latin America	1.1	3.6
Asia and Australia	1.6	3.2
Middle East and Africa	0.4	0.1
Total	$14.2	$19.2

Revenue Revenue for the three months ended June 30, 2020 decreased $5.0 million, or 26%, to $14.2 million from $19.2 million for the three months ended June 30, 2019. The change in revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 included decreases in revenue of $2.5 million from the Latin American markets, $1.6 million from the Asian and Australian markets and $0.9 million from the Europe and Russian markets. The decrease in revenue in the Latin American was primarily because of a decrease in C1000 Signature Series systems shipments into the natural resources market during the first quarter of Fiscal 2021 compared to the same period last year, as well as lower accessories and parts revenue. The decrease in revenue in the Asian and Australian markets and European and Russian markets was primarily because of decreases in product shipments into the energy efficiency and natural resources vertical markets compared to the same period last year. These decreases were primarily due to weakness in the oil and gas market as a result of a decline in oil prices, as well as the COVID-19 pandemic, which has affected the timing of customer demand for our products.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2020			2019
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$6.1	5.2	58	$10.1	9.5	57

Accessories and Parts	2.8			4.0
Service	5.3			5.1
Total Accessories, Parts and Service	8.1			9.1
Total	$14.2			$19.2

For the three months ended June 30, 2020, revenue from microturbine products decreased $4.0 million, or 40%, to $6.1 million from $10.1 million for the three months ended June 30, 2019. The decrease in revenue was primarily the result of weakness in the oil and gas market due to a decline in oil prices, as well as the COVID-19 pandemic, which has affected the timing of customer demand for our products compared to the same period last year. Megawatts shipped was 5.2 megawatts and 9.5 megawatts during the three months ended June 30, 2020 and 2019, respectively. Average revenue per megawatt shipped was approximately $1.2 million and $1.1 million during the three months ended June 30, 2020 and 2019, respectively. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the three months ended June 30, 2020, revenue from our accessories and parts decreased $1.2 million, or 30%, to $2.8 million from $4.0 million for the three months ended June 30, 2019. The decrease in revenue from accessories and parts was primarily because of lower accessories and parts shipments as a result of the COVID-19 shutdowns and movement restrictions in all of our global markets.

Service revenue for the three months ended June 30, 2020 increased $0.2 million, or 4%, to $5.3 million from $5.1 million for the three months ended June 30, 2019. The increase in service revenue was due to increases in revenue from our microturbine rental program and DSS program. Effective January 1, 2018 we launched our DSS program to provide additional support for distributor business development, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. Earned revenue from our DSS program for the three months ended June 30, 2020 and 2019 was $0.5 million and $0.3 million, respectively, and has been included under the caption “Service revenue” in the accompanying condensed consolidated statements of operations.

Sales to E-Finity and CAL each accounted for 12% of revenue for the three months ended June 30, 2020. Sales to E-Finity and CAL accounted for 12% and 10%, respectively, of revenue for the three months ended June 30, 2019.

Gross Margin Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was $3.4 million, or 24% of revenue, for the three months ended June 30, 2020 compared to a gross margin of $2.9 million, or 15% of revenue, for the three months ended June 30, 2019. The increase in gross margin of $0.5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily because of a $0.6 million decrease in our direct material costs margin, offset by lower inventory charges of $0.4 million and production and service center labor and overhead expense of $0.7 million. Management continues to implement initiatives to improve gross margin in Fiscal 2021 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin, calculated as total revenue less our direct material costs, decreased $0.6 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily because of lower product margin due to volume, partially offset by higher service margins.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. Management expects warranty expense in Fiscal 2021 to be in line with Fiscal 2020.

Production and service center labor and overhead expense decreased $0.7 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily because of decreases of approximately $0.6 million in labor costs from our COVID-19 Business Continuity Plan actions, $0.2 million in freight expense, $0.1 million in depreciation expense and $0.1 million in supplies expense, offset by $0.3 million in overhead allocated to finished goods inventory.

On July 25, 2018, we and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby we agreed to pay Carrier approximately $3.0 million to conclude our current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”) and release us from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. On September 19, 2018, we paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statement of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $19,000, to $16,000 during the three months ended June 30, 2020 compared to $35,000 during the three months ended June 30, 2019.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended June 30,
	2020	2019
Gross Margin
Product	$(0.3)	$0.1
As a percentage of product revenue	(5)%	1%

Accessories, parts and service	$3.7	$2.8
As a percentage of accessories, parts and service revenue	42%	31%

Total Gross Margin	$3.4	$2.9
As a percentage of total revenue	24%	15%

The decrease in product gross margin during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily because of a decrease in volume of product shipments due to weakness in the oil and gas market from decline in oil prices, as well as the COVID-19 pandemic, which has affected the timing of customer demand for our products compared to the same period last year. Accessories, parts and service gross margin increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to lower FPP costs as our reliability improves as we work through the part defect from a supplier first identified during the first quarter for Fiscal 2019. Gross margin also increased because of lower overhead and operating expenses from our COVID-19 Business Continuity Plan.

Research and Development (“R&D”) Expenses R&D expenses for the three months ended June 30, 2020 decreased $0.5 million, or 56%, to $0.4 million from $0.9 million for the three months ended June 30, 2019. Management expects R&D expenses in Fiscal 2021 to be lower than in Fiscal 2020 as a result of lower costs from our COVID-19 Business Continuity Plan.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses for the three months ended June 30, 2020 decreased $2.7 million, or 44%, to $3.5 million from $6.2 million for the three months ended June 30, 2019. The net decrease in SG&A expenses was comprised of decreases of approximately $1.4 million in labor costs, $0.5 million in marketing costs, $0.4 million in business travel expense, $0.3 million in rent and utilities, and $0.1 million in consulting expense, compared to the same period last year, which decreased primarily as a result of our COVID-19 Business Continuity Plan. Management expects SG&A expenses in Fiscal 2021 to be lower than in Fiscal 2020 primarily as a result of lower costs from our COVID-19 Business Continuity Plan.

Interest Expense Interest expense for the three months ended June 30, 2020 and 2019 were each $1.3 million. On February 4, 2019, we entered into a $30.0 million three-year term note with Goldman Sachs to replace the existing $15.0 million revolving credit facility with Bridge Bank. See Liquidity and Capital Resources—Three-year Term Note below for additional discussion on our three-year term note with Goldman Sachs.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our plan. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. Our cash and cash equivalents balances increased $1.1 million during the three months ended June 30, 2020, compared to a decrease of $5.1 million during the three months ended June 30, 2019. The increase in cash and cash equivalents during the three months ended June 30, 2020 compared to the same period last year was primarily the result of lower cash used in operating activities and cash used for rental assets, as well as higher cash generated from financing activities, primarily the result of net proceeds from our Paycheck Protection Program Loan (the “PPP Loan”) with Bridge Bank described below.

On April 24, 2020, we received an unsecured loan in the principal amount of $2,610,200 under the PPP Loan and on May 13, 2020, we repaid $660,200 of the loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. On March 23, 2020 the Company enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed approximately 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. The Company’s Leadership Team volunteered to take a 25% temporary salary cut as well as the fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, approximately 25 other top company managers volunteered to take a similar 15% reduction in salary and the directors voted to take a temporary 25% reduction in base cash retainer. We believe these programs will supplement our current and future available capital resources.

Operating Activities During the three months ended June 30, 2020, we used $1.9 million in cash in our operating activities, which consisted of a net loss for the period of $1.8 million and cash used for working capital of $1.1 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowance, depreciation and amortization, stock based compensation and inventory provision) of $1.0 million. During the three months ended June 30, 2019, we used $5.2 million in cash in our operating activities, which consisted of a net loss for the period of $5.6 million and cash used for working capital of $1.3 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $1.7 million. The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended
	June 30,
	2020	2019
Net loss	$(1,823)	$(5,593)
Non-cash operating activities(1)	1,023	1,709
Changes in operating assets and liabilities:
Accounts receivable	1,584	1,402
Inventories	3,646	(363)
Accounts payable and accrued expenses	(4,361)	(1,864)
Prepaid expenses, other current assets and other assets	(188)	(459)
Other changes in operating assets and liabilities	(1,752)	3
Net cash used in operating activities	$(1,871)	$(5,165)

(1)	Represents change in warrant valuation, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the three months ended June 30, 2020 compared to the same period the previous year was primarily because of lower provision for warranty expenses as a result of the supplier defect identified during the first quarter of Fiscal 2019, which did not materially impact warranty expense during the three months ended June 30, 2020 as most affected units were out of the warranty period. The change in inventory was primarily the result of a decrease in both raw materials and finished goods during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The change in accounts payable and accrued expenses was primarily the result of the lower accounts payable due to the reduction in inventory receipts and timing of payments made by us during the three months ended June 30, 2020 compared to the same period the previous fiscal year. The change in other operating assets and liabilities during the three months ended June 30, 2020 compared to the same period the previous fiscal year, was primarily the result of changes in customer deposits.

Investing Activities During the three months ended June 30, 2020, we used cash of $0.1 million in investing activities compared to $1.0 million during the three months ended June 30, 2019. The decrease relates primarily to the deployment of rental units during the three months ended June 30, 2019, with no rental units deployed during the three months ended June 30, 2020. During the first quarter of Fiscal 2020, we deployed approximately $0.7 million of our C1000 Signature Series systems under our factory rental program.

Financing Activities During the three months ended June 30, 2020, we generated cash of approximately $3.1 million from financing activities compared to cash generated during the three months ended June 30, 2019 of approximately $1.0 million. The funds generated from financing activities during the three months ended June 30, 2020 were primarily the result of net borrowings under the PPP loan, as well as proceeds from the at-the-market offering program described below. The funds generated from financing activities during the three months ended June 30, 2019 were primarily the result of proceeds from the at-the-market offering program, offset by repayment of notes payable and capital lease obligations.

At-the-market offerings

On June 7, 2018, we entered into the Sales Agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the three months ended June 30, 2020, we issued approximately 0.8 million shares of our common stock under the at-the-market offering program and the net proceeds to us from the sale of our common stock were approximately $1.4 million after deducting commissions paid of approximately $51,000. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modifies the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our common stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program to an amount equal to the lesser of such number of shares of our common stock that (a) equals the number or dollar amount of shares of common stock registered on the registration statement pursuant to which an offering under the ATM Program is being made, (b) equals the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any our outstanding securities or otherwise reserved from our authorized capital stock), (c) equals the number or dollar amount of shares of common stock authorized by our board of directors, or (d) would cause us or an offering under the ATM Program to not satisfy the eligibility and transaction requirements for use of Form S-3, including, if applicable, general instruction I.B.6 of Registration Statement on Form S-3. Pursuant to this amendment, as of July 15, 2020, approximately $2.8 million remained available for issuance with respect to this at-the-market offering program.

Warrants

As of June 30, 2020, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of common stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of common stock, and have an expiration date of April 22, 2021. As of June 30, 2020, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.18 per share of common stock.

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

On June 16, 2020, we entered into an Amendment No. 2 to the Purchase Warrant for Common Shares (“Amendment No. 2”) with the Warrant Holder that amends the Warrant.

Amendment No. 2 amends the first paragraph of the Warrant to increase the number of Warrant Shares (as defined therein) issuable under the Warrant and to decrease the exercise price from $3.80 per share to $2.61 per share (the “Per Share Warrant Exercise Price”). The Company would receive aggregate gross proceeds of approximately $1,186,313 if the outstanding Warrant is exercised at the new Per Share Warrant Exercise Price.

Amendment No. 2 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price (as defined therein) is equal to the Per Share Warrant Exercise Price as provided in the Amendment No. 2 to the Warrant. As a result of the decrease in exercise price, we recorded the change in valuation of $0.1 million as additional debt discount with a corresponding entry to additional paid in capital in the condensed consolidated balance sheets. All other terms and provisions in the Warrant remain in effect.

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

There were no stock options exercised during the three months ended June 30, 2020 and 2019. Repurchases of shares of our common stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $4,000 and $1,000 of net cash used during the three months ended June 30, 2020 and 2019, respectively.

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

Working Capital and Other Operating Assets and Liabilities Cash used for working capital was $1.1 million during the three months ended June 30, 2020, a decrease of $0.2 million from the cash used for working capital of $1.3 million during the three months ended June 30, 2019. These decreases in cash used for working capital and other operating assets and liabilities were primarily due to reductions in inventory and accounts receivable, partially offset by an increase in accounts payable payments and changes in customer deposits.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the condensed consolidated financial statements for the three months ended June 30, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its first quarter of Fiscal 2021 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $1.8 million and used cash in operating activities of $1.9 million for the three months ended June 30, 2020. The Company’s working capital requirements during the three months ended June 30, 2020 were in-line with management’s expectations, which included reductions in accounts receivable, inventory, and accounts payable primarily due to the Company managing to lower revenue levels. The Company’s net loss improved during the three months ended June 30,

2020 compared to the same period the previous year primarily because of lower overhead and operating expenses from our COVID-19 Business Continuity Plan. As of June 30, 2020, we had cash and cash equivalents of $16.2 million, and outstanding debt of $32.0 million.

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

Depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve significantly increased sales volume which is dependent on many factors, including:

●	the market acceptance of our products and services;

●	our business, product and capital expenditure plans;

●	capital improvements to new and existing facilities;

●	our competitors’ response to our products and services;

●	our relationships with customers, distributors, dealers and project resellers; and

●	our customers’ ability to afford and/or finance our products.

Our accounts receivable balance, net of allowances, was $14.7 million and $16.2 million as of June 30, 2020 and March 31, 2020, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased by 24 days to 94 days as of June 30, 2020 compared to 70 days as of June 30, 2019. The increase in our DSO was primarily due to delayed collections in all markets due to the COVID-19 pandemic and the weakening oil and gas markets.

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

Paycheck Protection Program Loan On April 15, 2020, we applied for an unsecured loan in the principal amount of $2,610,200 under the PPP loan. The PPP was established under the recently congressionally approved CARES Act and is administered by the SBA. On April 24, 2020, we entered into a promissory note with Western Alliance Bank. The Company received the full amount of the Loan on April 24, 2020. In accordance with the requirements of the CARES Act, we intend to use proceeds from the PPP Loan to support fixed costs such as payroll costs, rent and utilities. On May 13, 2020, we repaid $660,200 of the loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P.

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

New Accounting Pronouncements

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in our quantitative and qualitative market risk disclosure as presented in our Annual Report on Form 10-K for Fiscal 2020.

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

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors under the following caption: Stesiak v. Jamison, et al., No. BC610782. The lawsuit alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition. The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment. It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that we institute corporate governance reforms, and disgorgement from the individual defendants. On May 5, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part. On May 10, 2016, the

Court entered that proposed order. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference is scheduled for August 20, 2020.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against us and certain of our current and former officers and directors. The complaint alleges that certain of our current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to us, but allowed us to make false and misleading statements regarding BPC and our financial condition. The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us. The complaint asserts causes of action for breach of fiduciary duty. It demands damages for the amount of damage sustained by us as a result of the individual defendants’ alleged breach of fiduciary duties, and that we institute corporate governance reforms. On August 23, 2016, the parties filed a stipulation and proposed order seeking to stay this action until such time as the defendants’ motion(s) to dismiss the federal securities class action were either granted with prejudice or denied in whole or in part. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference is scheduled for August 20, 2020.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action. The parties fully executed a stipulation of settlement on July 14, 2020. A motion for preliminary approval of the settlement was filed in the United Stated District Court for the Central District of California on July 27, 2020. A hearing on the motion for preliminary approval of the settlement is currently scheduled for August 28, 2020. We have not recorded any liability as of June 30, 2020 as our insurance carrier will fund the settlement amount.

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

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action. The parties fully executed a stipulation of settlement on July 14, 2020. A motion for preliminary approval of settlement was filed in the United States District Court for the Central District of California on July 27, 2020. A hearing on the motion for preliminary approval of the settlement is currently scheduled for August 28, 2020. We have not recorded any liability as of June 30, 2020 as our insurance carrier will fund the settlement amount.

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

On March 18, 2020, Turbine Intl. filed its answer and cross-claims in the Capstone-Turbine Intl. Litigation. In its cross-claims, Turbine Intl. has asserted claims against Capstone, and individually against Mr. James Crouse, Capstone’s Chief Revenue Officer, for breach of contract under the distributor agreement, accounts receivable agreement and promissory note, fraud, breach of the covenant of good faith and fair dealing, unjust enrichment and constructive trust, negligent misrepresentation, violation of the unfair practices act, violation of racketeer influenced corrupt organizations act, and conspiracy to commit fraud. As remedies for these alleged claims, Turbine Intl. are seeking compensatory, consequential, and punitive damages along with attorney’s fees, interest, and costs. Capstone answered the cross-claims on May 7, 2020. On July 8, 2020, Capstone filed a motion to amend its complaint. A hearing on said motion and a case management conference is scheduled for August 19, 2020. We have not recorded any liability as of June 30, 2020, as no loss is expected.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed October 21, 2019 (b)
3.3	Fourth Amended and Restated Bylaws of Capstone Turbine Corporation (c)
3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation, dated May 9, 2016 (d)
3.5	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation (d)
4.1

Third Amendment to the Note Purchase Agreement, dated as of April 24, 2020, by and among Capstone Turbine Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (e)

4.2	Note between Western Alliance Bank and Capstone Turbine Corporation, effective as of April 24, 2020 (e)
4.3

Fourth Amendment to the Note Purchase Agreement, dated as of May 13, 2020, by and among Capstone Turbine Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (f)

4.4

Fifth Amendment to the Note Purchase Agreement, dated as of June 16, 2020, by and among Capstone Turbine Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (g)

4.5	Amendment No. 2 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC), dated June 16, 2020 (g)
10.1	Amendment, dated July 15, 2020, to At The Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (h)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)
(b)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 21, 2019 (File No. 001-15957)
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 1, 2017 (File No. 001-15957)
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 9, 2016 (File No. 001-15957)

(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 29, 2020 (File No. 001-15957)
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 15, 2020 (File No. 001-15957)
(g)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 17, 2020 (File No. 001-15957)
(h)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 15, 2020 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ FREDERICK S. HENCKEN III
Frederick S. Hencken III
Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: August 6, 2020