Form 10-Q
period 2020-09-30
CAPSTONE TURBINE Corp
filed 2020-11-10
CIK 1009759

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2020 was 11,073,286.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2020	2020
Assets
Current Assets:
Cash and cash equivalents	$16,782	$15,068
Accounts receivable, net of allowances of $525 at September 30, 2020 and $703 at March 31, 2020	13,481	16,240
Inventories, net	13,906	21,460
Prepaid expenses and other current assets	3,663	3,987
Total current assets	47,832	56,755
Property, plant, equipment and rental assets, net	8,358	7,749
Non-current portion of inventories	1,618	1,221
Other assets	7,942	8,230
Total assets	$65,750	$73,955
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,908	$15,000
Accrued salaries and wages	1,341	1,644
Accrued warranty reserve	1,427	1,934
Deferred revenue	6,459	7,898
Current portion of notes payable and lease obligations	568	477
Total current liabilities	20,703	26,953
Deferred revenue - non-current	860	944
Term note payable, net	30,419	27,963
Long-term portion of notes payable and lease obligations	4,920	5,074
Total liabilities	56,902	60,934
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 11,143,708 shares issued and 11,073,286 shares outstanding at September 30, 2020; 10,286,366 shares issued and 10,228,789 shares outstanding at March 31, 2020	11	10
Additional paid-in capital	917,674	915,755
Accumulated deficit	(906,919)	(900,869)
Treasury stock, at cost; 70,422 shares at September 30, 2020 and 57,577 shares at March 31, 2020	(1,918)	(1,875)
Total stockholders’ equity	8,848	13,021
Total liabilities and stockholders' equity	$65,750	$73,955

See accompanying notes to condensed consolidated financial statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product, accessories and parts	$9,344	$15,988	$18,280	$30,061
Service	5,562	4,752	10,819	9,923
Total revenue	14,906	20,740	29,099	39,984
Cost of goods sold:
Product, accessories and parts	8,693	13,460	16,688	25,692
Service	3,651	4,199	6,476	8,346
Total cost of goods sold	12,344	17,659	23,164	34,038
Gross margin	2,562	3,081	5,935	5,946
Operating expenses:
Research and development	599	900	969	1,838
Selling, general and administrative	4,872	5,499	8,418	11,736
Total operating expenses	5,471	6,399	9,387	13,574
Loss from operations	(2,909)	(3,318)	(3,452)	(7,628)
Other income (expense)	11	157	15	158
Interest income	8	—	16	—
Interest expense	(1,313)	(1,287)	(2,604)	(2,563)
Loss before provision for income taxes	(4,203)	(4,448)	(6,025)	(10,033)
Provision for income taxes	9	—	10	8
Net loss	(4,212)	(4,448)	(6,035)	(10,041)
Less: Deemed dividend on purchase warrant for common shares	15	75	15	75
Net loss attributable to common stockholders	$(4,227)	$(4,523)	$(6,050)	$(10,116)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.38)	$(0.59)	$(0.56)	$(1.36)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	11,040	7,650	10,862	7,455

See accompanying notes to condensed consolidated financial statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2020	10,286,366	$10	$915,755	$(900,869)	57,577	$(1,875)	$13,021
Purchase of treasury stock	—	—	—	—	3,442	(4)	(4)
Vested restricted stock awards	16,126	—	4	—	—	—	4
Stock-based compensation	—	—	210	—	—	—	210
Issuance of common stock, net of issuance costs	782,448	1	1,371	—	—	—	1,372
Change in warrants valuation	—	—	99	—	—	—	99
Net loss	—	—	—	(1,823)	—	—	(1,823)
Balance, June 30, 2020	11,084,940	$11	$917,439	$(902,692)	61,019	$(1,879)	$12,879
Purchase of treasury stock	—	—	—	—	9,403	(39)	(39)
Vested restricted stock awards	1,670	—	39	—	—	—	39
Stock-based compensation	—	—	219	—	—	—	219
Stock awards to Board of Directors	57,098	—	(38)	—	—	—	(38)
Deemed dividend on purchase warrant for common shares	—	—	15	(15)	—	—	—
Net loss	—	—	—	(4,212)	—	—	(4,212)
Balance, September 30, 2020	11,143,708	$11	$917,674	$(906,919)	70,422	$(1,918)	$8,848

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2019	7,216,910	$7	$903,803	$(878,884)	26,239	$(1,772)	$23,154
Purchase of treasury stock	—	—	—	—	78	—	—
Vested restricted stock awards	229	—	—	—	—	—	—
Stock-based compensation	—	—	262	—	—	—	262
Issuance of common stock, net of issuance costs	143,387	1	1,221	—	—	—	1,222
Net loss	—	—	—	(5,593)	—	—	(5,593)
Balance, June 30, 2019	7,360,526	8	905,286	(884,477)	26,317	(1,772)	19,045
Purchase of treasury stock	—	—	—	—	3,987	(26)	(26)
Vested restricted stock awards	1,250	—	26	—	—	—	26
Stock-based compensation	—	—	104	—	—	—	104
Issuance of common stock, net of issuance costs	616,443	7	4,808	—	—	—	4,815
Exercise of stock options and employee stock purchases	522	—	3	—	—	—	3
Stock awards to Board of Directors	26,315	—	(24)	—	—	—	(24)
Deemed dividend on purchase warrant for common shares	—	—	75	(75)	—	—	—
Net loss	—	—	—	(4,448)	—	—	(4,448)
Balance, September 30, 2019	8,005,056	$15	$910,278	$(889,000)	30,304	$(1,798)	$19,495

See accompanying notes to condensed consolidated financial statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(6,035)	$(10,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703	816
Amortization of financing costs and discounts	605	573
Amortization of right-of-use assets	192	691
Reduction in accounts receivable allowances	(48)	(77)
Inventory provision	78	428
Provision for warranty expenses	179	452
Gain on disposal of equipment	(1)	(2)
Stock-based compensation	429	366
Changes in operating assets and liabilities:
Accounts receivable	2,807	(1,795)
Inventories	7,079	64
Prepaid expenses, other current assets and other assets	946	299
Accounts payable and accrued expenses	(4,442)	(1,426)
Accrued salaries and wages and long term liabilities	(303)	(8)
Accrued warranty reserve	(686)	(735)
Deferred revenue	(1,523)	(1,025)
Net cash used in operating activities	(20)	(11,420)
Cash Flows from Investing Activities:
Expenditures for property, equipment and rental assets	(1,116)	(3,031)
Net cash used in investing activities	(1,116)	(3,031)
Cash Flows from Financing Activities:
Net proceeds from term note payable	1,935	—
Repayment of notes payable and lease obligations	(434)	(393)
Cash used in employee stock-based transactions	(43)	(26)
Net proceeds from issuance of common stock and warrants	1,392	6,041
Net cash provided by financing activities	2,850	5,622
Net increase (decrease) in Cash and Cash Equivalents	1,714	(8,829)
Cash and Cash Equivalents, Beginning of Year	15,068	29,727
Cash and Cash Equivalents, End of Period	$16,782	$20,898
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,038	$1,579
Income taxes	$14	$15
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$127	$17
Renewal of insurance contracts which was financed by notes payable	$593	$—
Deemed dividend	$15	$75

See accompanying notes to condensed consolidated financial statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Turbine Corporation (“Capstone”, “we” or the “Company”) develops, manufactures, markets and services microturbine technology solutions for use in stationary distributed power generation and distribution networks applications, including energy efficient cogeneration combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as renewable energy, natural resources, and critical power supply applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand-alone when no utility grid is available. Several technologies are used to provide “on-site power generation” (also called “distributed generation”) such as reciprocating engines, solar photovoltaic power (“PV”), wind turbines and fuel cells. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. For customers who do not have access to the electric utility grid, microturbines provide clean, on-site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous on-site power generation, thereby providing additional reliability and potential cost savings compared to the local utility. With our stand-alone feature, customers can produce their own energy in the event of a utility power outage and can use microturbines as their primary source of power for extended periods of time, unlike traditional diesel standby generator sets. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and steam. In addition, our microturbines have been used as battery charging generators for hybrid electric vehicles and to provide power to a vessel’s electrical loads in marine applications. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together with the Company’s distributors, the Company offers new and remanufactured parts as well as a comprehensive Factory Protection Plan (“FPP”) through long-term service agreements ranging from 5 to 20 years. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2020 was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal Year 2020 filed with the SEC on June 29, 2020. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Significant Accounting Policies  There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the Fiscal Year 2020 filed with the SEC on June 29, 2020, that have had a material impact on the Company's condensed consolidated financial statements and related notes.

Reverse Stock Split  At the annual meeting of stockholders of the Company held on August 29, 2019, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Amendment”) to effect a reverse stock split of the Company’s common stock, $0.001 par value per share (“Common Stock”) at a ratio in the range of one-for-five (1:5) to one-for-ten (1:10). Pursuant to such authority granted by the stockholders, the Company’s Board of Directors (the “Board”) approved a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of the Common Stock and the filing of the Amendment. The Certificate of Amendment was filed with the Secretary of State of Delaware, effective on October 21, 2019 and the Reverse Stock Split became effective as of that date. Accordingly, all references to numbers of common shares, including the number of common shares on an as-if-converted basis, per-share data and share prices and exercise prices in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Evaluation of Ability to Maintain Current Level of Operations  In connection with the preparation of these condensed consolidated financial statements for the three and six months ended September 30, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s second quarter of Fiscal 2021 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $6.0 million and used net cash in operating activities of $20,000 for the six months ended September 30, 2020. The Company’s working capital requirements during the six months ended September 30, 2020 were in-line with management’s expectations, which included reductions in accounts receivable, inventory, and accounts payable primarily due to the Company managing to lower revenue levels. The Company’s net loss improved during the six months ended September 30, 2020 compared to the six months ended September 30, 2019 primarily due to reduced overhead and operating expenses resulting from the Company’s COVID-19 Business Continuity Plan described below, as well as reduced FPP costs as the Company’s reliability improved due to the reduced impact of the part defect from a supplier first identified during the first quarter of Fiscal 2019. As of September 30, 2020, the Company had cash and cash equivalents of $16.8 million, and outstanding debt of $32.0 million at fair value (see Note 11 – Term Note Payable for further discussion of the outstanding debt).

Management evaluated these conditions in relation to the Company’s ability to meet its obligations as they become due over the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company’s ability to continue current operations and to execute on management’s plans is dependent on its ability to generate sufficient cash flows from operations. Management believes that the Company will continue to make progress on its path to profitability by continuing to maintain low operating expenses and develop its geographical and vertical markets. The Company may seek to raise funds by selling additional securities (through at-the-market offerings or otherwise). There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity that the Company would issue may include rights, preferences or privileges senior to those of the holders of its Common Stock.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under debt agreements as further described in Note 18 – Subsequent Events, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of the Company’s second quarter of Fiscal 2021 interim condensed consolidated financial statements.

Company Response to COVID-19

In March 2020, the Company began to monitor the global effects of “COVID-19,” an infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus 2 (SARS CoV-2) that was first detected in November 2019 in the city of Wuhan, China. The subsequent spread of COVID-19 to the U.S. and many other parts of the world led the World Health Organization (“WHO”) to characterize COVID-19 as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to the Company, stay-at-home orders were imposed in the state of California on March 20, 2020.

On March 23, 2020 the Company enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. The Company’s Leadership Team volunteered to take a 25% temporary salary cut as well as the Fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, 25 other top Company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1, 2020, most with the 15% voluntary salary cuts, with others returning in a staggered manner through the end of September 2020. Additionally, in March 2020, the Board voted to take a temporary 25% reduction in base cash retainer in support of the Company’s Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, the Company eliminated 26 positions on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, the Company had limited production capability of new microturbine products, but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020 for shipment during this period of suspended production. On September 28, 2020 salaries were returned to 100% and remaining furloughed employees returned to work. The Company’s vendor supply chain has also been impacted by the pandemic; however, the Company has been able to maintain sufficient supply flow to continue operations as of the date herewith.

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

3.  Recently Issued Accounting Pronouncements

Management considers the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined by management to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.

Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). The purpose of ASU 2016-02 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and a lease liability for most operating leases. New disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective with the option to elect certain practical expedients. Early adoption was permitted. On April 1, 2019, the Company adopted this standard. See Note 16 – Leases for additional discussion of the impact of the adoption of ASU 2016-02.

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

On August 17, 2018, the SEC issued Release No. 33-10532, “Disclosure Update and Simplification”, (“Release No. 33-10532”) which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements. The amendments in this rule are intended to facilitate the disclosure of information to investors and to simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders’ equity for interim financial statements, pursuant to which entities are required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed. The final rule became effective on November 5, 2018, however the SEC announced that it would not object if a filer’s first presentation of the changes in stockholders’ equity were included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company adopted Release No. 33-10532 on April 1, 2019 and it did not have a material impact on the Company’s financial disclosures.

Not yet adopted

Other standards issued but not yet effective, which are not discussed, are not considered material to the Company.

4.  Customer Concentrations and Accounts Receivable

Sales to E-Quad Power Systems Gmbh (“E-Quad”), one of the Company’s international distributors, accounted for 10% of revenue for the three months ended September 30, 2020. Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and Cal Microturbine, two of the Company’s domestic distributors, accounted for 17% and 12%, respectively, of revenue for the three months ended September 30, 2019. For the six months ended September 30, 2020, E-Finity and Cal Microturbine, each accounted for 10% of revenue. For the six months ended September 30, 2019, E-Finity and Cal Microturbine, accounted for 15% and 11% of revenue, respectively.

Additionally, E-Finity accounted for 12% and 14% of net accounts receivable as of September 30, 2020 and March 31, 2020, respectively. The Company recorded a net bad debt recovery of approximately $0.1 million during the three and six months ended September 30, 2020 and 2019, respectively.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	September 30,	March 31,
	2020	2020
Raw materials	$16,277	$20,672
Work in process	—	3
Finished goods	1,456	4,820
Total	17,733	25,495
Less: inventory reserve	(2,209)	(2,814)
Less: non-current portion	(1,618)	(1,221)
Total inventory, net-current portion	$13,906	$21,460

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2020 is 1.2 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2020 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$724
25 to 36 months	894
Total	$1,618

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	September 30,	March 31,
	2020	2020
Machinery, equipment, automobiles and furniture	$15,228	$15,115
Leasehold improvements	8,044	7,857
Molds and tooling	3,132	3,101
Rental assets	6,840	5,986
	33,244	32,059
Less: accumulated depreciation	(24,886)	(24,310)
Total property, plant, equipment and rental assets, net	$8,358	$7,749

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense for property, plant, equipment and rental assets was $0.6 million and $0.7 million for the six months ended September 30, 2020 and 2019, respectively.

7.  Intangible Assets

Intangible assets, net of amortization include intellectual property such as manufacturing licenses providing the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”) and were fully amortized as of September 30, 2020 and March 31, 2020. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $6,100 and $9,200 were earned by Solar for the three months ended September 30, 2020 and 2019, respectively. Royalties of approximately $12,400 and $16,400 were earned by Solar for the six months ended September 30, 2020 and 2019, respectively. Earned royalties of approximately $65,000 and $52,000 were unpaid as of September 30, 2020 and March 31, 2020, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Amortization expense for the intangible assets was zero and $0.1 million for the three and six months ended September 30, 2020 and 2019, respectively.

8. Stock-Based Compensation

The following table summarizes, by condensed consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of goods sold	$20	$18	$37	$36
Research and development	6	10	18	20
Selling, general and administrative	193	76	374	310
Stock-based compensation expense	$219	$104	$429	$366

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for a total maximum aggregate number of shares which may be issued of 184,900 shares. In June 2017, the Company’s Board adopted the Capstone Turbine Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provides for awards of up to 300,000 shares of Common Stock. The 2017 Plan is administered by the Compensation Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors adopted an amendment of the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 300,000 shares of Common Stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018.

On August 29, 2019, at the Company’s 2019 annual meeting, the Company’s stockholders approved another amendment to the 2017 Plan to increase the aggregate number of shares authorized for issuance under the 2017 Plan by 300,000 shares to 900,000 shares of Common Stock.

On August 27, 2020, at the Company’s 2020 annual meeting, the Company’s stockholders approved another amendment to the 2017 Plan to increase the aggregate number of shares authorized for issuance under the 2017 Plan by 500,000 shares to 1,400,000 shares of Common Stock. As of September 30, 2020, there were 701,432 shares available for future grants under the 2017 Plan.

Stock Options

The Company issued stock options under the 2000 Plan and can issue stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. The following table summarizes information relating to the Company’s stock option activity during the six months ended September 30, 2020:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2020	11,249	$215.56
Forfeited, cancelled or expired	(2,325)	$204.97
Options outstanding at September 30, 2020	8,924	$218.32	2.1	—
Options fully vested at September 30, 2020 and those expected to vest beyond September 30, 2020	8,924	$218.32	2.1	—
Options exercisable at September 30, 2020	8,924	$218.32	2.1	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted during the three and six months ended September 30, 2020 and 2019. There was no expense associated with stock options during the three and six months ended September 30, 2020 and 2019. There were no unvested stock option awards as of September 30, 2020.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issued restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during the six months ended September 30, 2020:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2020	330,830	$6.28
Granted	210,748	4.27
Vested and issued	(74,894)	6.69
Forfeited	(13,187)	5.21
Non-vested restricted stock units outstanding at September 30, 2020	453,497	5.31
Restricted stock units expected to vest beyond September 30, 2020	453,497	$5.31

The following table provides additional information on restricted stock units and performance restricted stock units:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted stock compensation expense (in thousands)	$219	$104	$429	$366
Aggregate fair value of restricted stock units vested and issued (in thousands)	$243	$179	$265	$181
Weighted average grant date fair value of restricted stock units granted during the period	$4.27	$6.80	$4.27	$8.20

As of September 30, 2020, there was approximately $1.6 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.2 years.

The Company’s PRSU activity is included in the above restricted stock units tables. The PRSU program has a two-year or three-year performance measurement period. The performance measurement period begins on April 1 of the first fiscal year and end on March 31 of the second fiscal year or the third fiscal year after the grant date. The program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

There were no PRSUs granted during the six months ended September 30, 2020. During the six months ended September 30, 2019, the Company granted 30,139 PRSUs with a three-year performance measurement period and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during the six months ended September 30, 2019 was $8.90. Based on the Company’s assessment as of September 30, 2020, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during the six months ended September 30, 2020. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase Common Stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the amendment, 7,000 shares of the Company’s Common Stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s Common Stock available increased by 50,000 shares which reserved for issuance a total of 57,000 shares of common stock. Under the ESPP, shares of the Company’s Common Stock are issued upon exercise of the purchase rights. The ESPP terminated as of September 30, 2020. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question.

Stockholder Rights Plan

On May 6, 2019, the Board declared a dividend of one right (a “New Right”) for each of the Company’s issued and outstanding shares of Common Stock. The dividend was paid to the stockholders of record at the close of business on May 16, 2019 (the “Record Date”). Each New Right entitles the registered holder, subject to the terms of the NOL Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $5.22 (the “Exercise Price”), subject to certain adjustments. The description and terms of the New Rights are set forth in the Rights Agreement dated as of May 6, 2019 (the “NOL Rights Agreement”) between the Company and Broadridge Financial Solutions, Inc., as Rights Agent (the “Rights Agent”).

The NOL Rights Agreement replaced the Company’s Rights Agreement, dated May 6, 2016, by and between the Company and Broadridge Financial Solutions, Inc., as successor-in-interest to Computershare Inc., as rights agent (the “Original Rights Agreement”). The Original Rights Agreement, and the rights thereunder to purchase fractional shares of Preferred Stock, expired at 5:00 p.m., New York City time, on May 6, 2019 and the NOL Rights Agreement was entered into immediately thereafter.

The purpose of the NOL Rights Agreement is to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets (collectively, “Tax Benefits”) to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company’s experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). A company generally experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Tax Code, increases by more than 50 percentage points over a rolling three-year period. The NOL Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change under Section 382 of the Tax Code by (i) discouraging any person or group from becoming a 4.9% or greater shareholder and (ii) discouraging any existing 4.9% or greater shareholder from acquiring additional shares of the Company’s stock.

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

9.  Offerings of Common Stock and Warrants and At-the-Market Offering Program

At-the-market offerings

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the six months ended September 30, 2020, the Company issued 782,448 shares of the Company’s Common Stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s Common Stock were approximately $1.4 million after deducting commissions paid of approximately $51,000. On July 15, 2020, the Company entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of the Company’s Common Stock that the Company may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program to an amount equal to the lesser of such number of shares of the Company’s Common Stock that (a) equals the number or dollar amount of shares of Common Stock registered on the registration statement pursuant to which an offering under the ATM Program is being made, (b) equals the number of authorized but unissued shares of Common Stock (less the number of shares of Common Stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock), (c) equals the number or dollar amount of shares of Common Stock authorized by the Board, or (d) would cause the Company or an offering under the ATM Program to not satisfy the eligibility and transaction requirements for use of Form S-3, including, if applicable, general instruction I.B.6 of Registration Statement on Form S-3. As of September 30, 2020, approximately $10.8 million remained available for issuance with respect to this ATM Program.

Warrants

As of September 30, 2020, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of Common Stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of Common Stock, and have an expiration date of April 22, 2021. As of September 30, 2020, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.18 per share of Common Stock.

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets.

The Company’s Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As a result, the Company issued an additional 8,542 warrants and recorded a deemed dividend amounting to $15,000 during the three and six months ended September 30, 2020 in the Company’s condensed consolidated statements of operations.

On December 9, 2019, the Company entered into an Amendment No. 1 to the Purchase Warrant for Common Shares (the “Amendment No. 1”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends the Warrant. The Amendment No. 1 amended the Warrant to increase the number of Warrant Shares issuable under the Warrant (on a post-reverse split basis) and to decrease the exercise price from $8.86 per share (on a post-reverse split basis) to $3.80 per share (the “Per Share Warrant Exercise Price”). The Amendment No. 1 also amends the Warrant such that the Per Share Anti-Dilution Price is equal to the Per Share Warrant Exercise Price. As a result of the decrease in exercise price, the Company recorded the change in valuation of $0.3 million as additional debt discount with a corresponding entry to additional paid-in capital in the condensed consolidated balance sheets and statements of stockholders equity.

On April 24, 2020, the Company entered into a Third Amendment (the “Third Amendment”) to the Note Purchase Agreement. Under the Third Amendment, the parties agreed to amend the Note Purchase Agreement to, among other things, carve out the PPP Loan pursuant to the CARES Act from the negative covenants restricting the Company from incurring certain debt and the related terms and conditions as a result of such PPP Loan.

On May 13, 2020, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Note Purchase Agreement. Under the Fourth Amendment, the parties agreed to amend the Note Purchase Agreement to amend certain repayment language with respect to the PPP Loan pursuant to the CARES Act.

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

Amendment No. 2 amends the Warrant to increase the number of Warrant Shares (as defined therein) issuable under the Warrant and to decrease the exercise price from $3.80 per share to $2.61 per share (the “Per Share Warrant Exercise Price”). The Company would receive aggregate gross proceeds of $1,186,313 if the outstanding Warrant is exercised at the new Per Share Warrant Exercise Price.

Amendment No. 2 also amends the Warrant such that the Per Share Anti-Dilution Price (as defined therein) is equal to the Per Share Warrant Exercise Price as provided in the Amendment No. 2 to the Warrant. As a result of the decrease in exercise price, the Company recorded the change in valuation of $0.1 million as additional debt discount with a corresponding entry to additional paid in capital in the condensed consolidated balance sheets and statements of stockholders equity. All other terms and provisions in the Warrant remain in effect.

On September 4, 2019, the Company entered into a Securities Purchase Agreement (the “Securities  Purchase Agreement”) with certain institutional and accredited investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) an aggregate of 580,000 shares of Common Stock, at a negotiated purchase price of $5.00 per share, and pre-funded warrants to purchase up to an aggregate of 440,000 shares of Common Stock at a negotiated purchase price of $5.00 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.1 million (580,000 shares of Common Stock plus 440,000 pre-funded warrants at a $5.00 per share purchase price), before deducting placement agent fees and other offering expenses. Net proceeds from the offering were $4.6 million. The offering closed on September 9, 2019. On October 24, 2019, a warrant holder exercised its rights to the warrant agreement to exercise on a cash basis 440,000 pre-funded warrants at an exercise price of $0.001 per share under the warrant agreement.

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. No warrants have been exercised as of the date of this report.

Stock to Vendors

On February 10, 2020, the Company and Andretti Autosport 6, Inc. (“AA”), a race team participating in the IndyCar Series sanctioned by INDYCAR, LLC (the “Series”), entered into a Sponsorship Agreement (the “Sponsorship Agreement”) effective January 1, 2020 through December 31, 2020, whereby the Company agreed to sponsor AA’s Car #88 participation in the Series on a full-time basis. In exchange for AA’s participation in the Series, the Company agreed to a sponsorship fee in the total amount of approximately, $1.3 million of which $0.7 million due and payable in cash in in four installments and $0.6 million in unregistered shares of Common Stock of the Company.

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

Due to the COVID-19 pandemic, the IndyCar Series was delayed and did not begin until June 2020. Cash paid under the Sponsorship Agreement was $0.4 million as of September 30, 2020 and 229,886 shares of the Company’s Common Stock were issued as of February 10, 2020. Both the cash and the value of the unregistered shares of Common Stock have been recorded as a prepaid marketing cost and are included in prepaid expenses and other current assets and Stockholder’s Equity in the Condensed Consolidated Balance Sheets as of September 30, 2020. The prepaid marketing cost will be amortized in proportion to each race of the racing season and as such $0.8 and $0.9 million was amortized as selling, general and administrative expense in the condensed consolidated statements of operations during the three and six months ended September 30, 2020, respectively.

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

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of September 30, 2020 includes both the Three-Year Term Note and the SBA Paycheck Protection Program Loan as discussed in Note 11 – Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	September 30, 2020		March 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$30,419	$31,950	$27,963	$30,000

11. Term Note Payable

Three-Year Term Note

On February 4, 2019, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”). Under the Note Purchase Agreement, the Company sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The entire principal amount of the Notes is due and payable on February 4, 2022. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of September 30, 2020, $30.0 million in borrowings were outstanding under the three-year term note.

Obligations under the Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles. The Note Purchase Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances (including equity issuances that would cause an ownership change within the meaning of Section 382 of the Internal Revenue Code), and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good condition, maintain insurance and comply with applicable laws.

On December 9, 2019, the Company entered into a Second Amendment (the “Second Amendment”) to the Note Purchase Agreement. Under the Second Amendment, the parties agreed to amend the Note Purchase Agreement to increase the Section 382 Ownership Shift threshold to not exceed 40.0%. On June 16, 2020, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Note Purchase Agreement. Under the Fifth Amendment, the parties agreed to amend the Note Purchase Agreement to increase the Section 382 Ownership Shift (as defined therein) threshold to not exceed 42.0% until April 1, 2021, and 40% thereafter.

The financial covenants of the Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2020. Additionally, the Company shall not permit the Company’s minimum consolidated liquidity, which consists of its cash and cash equivalents, to be less than $9.0 million. As of September 30, 2020, the Company was in compliance with the covenants contained in the Note Purchase Agreement.

The Notes have been recorded net of a discount based on the fair value of the associated common stock warrants and debt issuance costs totaling $2.0 million. Amortization of the debt discount and debt issuance costs was $0.3 million and $0.6 million for the three and six months ended September 30, 2020, respectively, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the Notes payable during the three months ended September 30, 2020 and 2019 was $1.3 million and includes $0.3 million in amortization of debt issuance costs. Interest expense related to the Notes payable during the six months ended September 30, 2020 and 2019 was $2.6 million and includes $0.6 million in amortization of debt issuance costs.

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”), and issued $20 million in additional senior secured notes (together with the $30 million in senior secured notes that were issued prior to the closing date, the “Notes”). See Note 18 – Subsequent Events for discussion with respect to this note purchase agreement.

SBA Paycheck Protection Program Loan

On April 15, 2020, the Company submitted an application to its banking partner Western Alliance Bank, an Arizona corporation (“Western Alliance”) under the Small Business Administration (the “SBA”) Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Western Alliance entered into a note on April 24, 2020 with the Company and agreed to make available to the Company a loan in the amount of $2,610,200 (the “PPP Loan”). The Company received the full amount of the PPP Loan on April 24, 2020 (the “Initial Disbursement Date) and has used the proceeds to support fixed costs such as payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. On May 13, 2020, the Company repaid $660,200 of the PPP Loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P.

The advance under the Loan bears interest at a rate per annum of 1%. The term of the PPP Loan is two years, ending April 24, 2022.

Beginning on the seventh month following the Initial Disbursement Date, the Company is required to pay monthly principal and interest payments, with each installment payment first to pay interest accrued since the Initial Disbursement Date, then to bring principal current. The Company may adjust the payment amount periodically to amortize the principal over the remaining term of the PPP Loan.

The PPP Loan may be forgiven partially or fully if the funding received is used for payroll costs, interest on mortgages, rent, and utilities, provided that at least 75% of the forgiven amount has been used for payroll costs. Forgiveness is based on the Company maintaining, or quickly rehiring employees and maintaining applicable salary levels.

Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. Any forgiveness of the PPP Loan shall be subject to approval of the SBA and will require the Company and Western Alliance to apply to the SBA for such treatment in the future.

Management is currently evaluating the potential impact of the PPP Loan forgiveness on its condensed consolidated financial statements and footnote disclosures.

12. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the six months ended September 30, 2020 are as follows (in thousands):

Balance, beginning of the period	$1,934
Standard warranty provision	179
Deductions for warranty claims	(686)
Balance, end of the period	$1,427

13. Revenue Recognition

On April 1, 2018, the Company adopted the new revenue standard ASU 2014-09 and applied it to all contracts using the modified retrospective method. The Company determined there was no material change in applying the new revenue standard, therefore no adjustment to the opening balance of accumulated deficit was necessary.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2020	September 30, 2020
Microturbine Products	$7,047	$13,173
Accessories and Parts	2,297	5,107
Total Product, Accessories and Parts	9,344	18,280
Service	5,562	10,819
Total Revenue	$14,906	$29,099

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2020	September 30, 2020
United States	$5,673	$13,597
Mexico	893	1,926
All other North America	50	100
Total North America	6,616	15,623
Russia	1,631	2,098
All other Europe	4,376	7,001
Total Europe	6,007	9,099
Asia	1,272	2,216
Australia	588	1,225
All other	423	936
Total Revenue	$14,906	$29,099

Contract Balances

The Company’s contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the condensed consolidated balance sheets.

As of September 30, 2020, the balance of deferred revenue was approximately $7.3 million compared to $8.8 million as of March 31, 2020. The decrease in the balance of deferred revenue of $1.5 million during the six months ended September 30, 2020 was comprised of decreases in deferred revenue attributable to the Distributor Support System (“DSS program”) of $0.9 million and deferred revenue attributable to FPP contracts of $0.6 million. Changes in deferred revenue during the six months ended September 30, 2020 are as follows (in thousands):

FPP Balance, beginning of the period	$5,342
FPP Billings	7,834
FPP Revenue recognized	(8,400)
Balance attributed to FPP contracts	4,776
DSS Program	902
Deposits	1,641
Deferred revenue balance, end of the period	$7,319

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. The DSS program provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of the Company’s major geography and market vertical. This program is funded by the Company’s distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities.  DSS program revenue is generally paid quarterly with revenue recognized on a straight line basis over a calendar year period.  Deposits are primarily non-refundable cash payments from distributors for future orders.

As of September 30, 2020, approximately $4.8 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $3.9 million of these remaining performance obligations over the next 12 months and the balance of $0.9 million will be recognized thereafter.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. The majority of the Company’s revenues resulted from sales of inventoried systems with short periods of manufacture and delivery and thus are excluded from this disclosure.

As of September 30, 2020, the FPP backlog was approximately $76.9 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2041.

Practical Expedients

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the accompanying consolidated statements of operations.

14. Other Assets

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. During the three months ended September 30, 2013, the Company reached its repayment threshold level and the fixed rate royalty was reduced by 50%. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”), and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market.

On September 19, 2018, the Company paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the captions “Prepaid expenses and other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets and will be amortized in the accompanying condensed consolidated statements of operations over a 15-year amortization period through September 2033 using an effective royalty rate. A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company will perform a re-forecast of C200 System unit shipments, to determine if an adjustment to the effective royalty rate is necessary. Accordingly, if the Company’s future projections change, its effective royalty rates would change, which could affect the amount and timing of royalty expense the Company recognizes. If impairment exists, then the prepaid royalty asset could be written down to fair value. Prepaid royalties are classified as current assets to the extent that such amounts will be recognized in the Company’s condensed consolidated statements of operations within the next 12 months. The current and long-term portions of prepaid royalties, included in other current assets and other assets, respectively, consisted of (in thousands):

	September 30,	March 31,
	2020	2020
Other current assets	$124	$124
Other assets	2,642	2,672
Royalty-related assets	$2,766	$2,796

15.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2020, the Company had firm commitments to purchase inventories of approximately $23.9 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 16 – Leases.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors.

Legal Matters

Federal Individual Securities Action

An individual securities complaint was filed against the Company, its Chief Executive Officer, Darren Jamison, and additional unidentified defendants in the United States District Court for the Central District of California under the following caption: FiveT Investment Management LTD, et al., v. Capstone Turbine, et al., No. 2:18-CV-03512 on April 25, 2018. The lawsuit alleged material misrepresentations and omissions regarding the Company’s revenue, sales, and operations because of alleged improper revenue recognition and backlog calculations related to the Company’s former Russian distributor, BPC. The lawsuit alleged that these statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The complaint also asserted claims against all named defendants for fraud, negligent misrepresentation, violations of California Civil Code sections 1709 and 1710, and California Corporations Code sections 25400 and 25401. Additionally, the complaint asserted a cause of action against the individual defendants for breach of fiduciary duty. It demanded compensatory damages for the amount of damages allegedly suffered, pre-judgment and post-judgment interest, and fees.

On June 29, 2018, the plaintiffs filed an Amended Complaint for Common Law Fraud and Negligent Misrepresentation. The Amended Complaint asserted claims for common law fraud and negligent misrepresentation, against the Company, Mr. Jamison, and unidentified individual defendants. The Amended Complaint demanded damages in an unspecified amount, plus pre-judgment and post-judgment interest and fees. Defendants filed their answer to the

Amended Complaint on August 17, 2018. The parties participated in a mediation on September 24, 2018. The mediation did not result in a settlement. On October 12, 2018, the plaintiffs filed a motion for leave to amend their complaint, seeking to reinstate the cause of action for violation of California Civil Code section 25401. On November 29, 2018, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their Second Amended Complaint, which asserted claims for common law fraud, negligent misrepresentation, and violation of California Civil Code section 25401 against the Company, Mr. Jamison, and unidentified individual defendants. On December 20, 2018, defendants filed their answer to the Second Amended Complaint. On June 6, 2019, the parties reached a confidential settlement of the action and the suit was dismissed with prejudice on July 1, 2019. The Company’s insurance carrier funded the settlement amount.

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782. The lawsuit alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and its financial condition. The complaint also alleges that the defendants failed to timely adjust its account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment. It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order. A status conference is scheduled for December 7, 2020.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors. The complaint alleges that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition. The complaint also alleges that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us. The complaint asserts causes of action for breach of fiduciary duty. It demands damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order. A status conference is scheduled for December 7, 2020.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action. The parties fully executed a stipulation of settlement on July 14, 2020. A motion for preliminary approval of the settlement was filed in the United Stated District Court for the Central District of California on July 27, 2020. On August 28, 2020 the Court granted preliminary approval of the settlement. On October 30, 2020, the Court held a hearing on plaintiffs’ motion for final approval of the settlement and plaintiffs’ requested fee and expense amount. The Court subsequently issued an order granting final approval of the settlement and plaintiffs’ requested fee and expense amount and entered final judgment.  Pursuant to that order, the state derivative lawsuits are to be dismissed with prejudice. The Company has not recorded any liability as of September 30, 2020 as it expects that its insurance carrier will fund the amounts owing under the settlement.

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

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively. The lawsuits allege that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and its financial condition. The Tuttle complaint asserts causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserts causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Both complaints demand damages sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 13, 2018, the Court granted the parties’ stipulation.

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action. The parties fully executed a stipulation of settlement on July 14, 2020. A motion for preliminary approval of the settlement was filed in the United States District Court for the Central District of California on July 27, 2020. On August 28, 2020 the Court granted preliminary approval of the settlement. On October 30, 2020, the Court held a hearing on plaintiffs’ motion for final approval of the settlement and plaintiffs’ requested fee and expense amount. The Court subsequently issued an order granting final approval of the settlement and plaintiffs’ requested fee and expense amount and entered final judgment.  That order dismissed the federal derivative lawsuits with prejudice. The Company has not recorded any liability as of September 30, 2020 as it expects that its insurance carrier will fund the amounts owing under the settlement of both the State and Federal Derivative actions.

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California for the County of Los Angeles under the following caption: Capstone Turbine Corporation v. Turbine International, LLC; Case No. 20STCV04372 (“Capstone-Turbine Intl. Litigation”). The Company has alleged claims against Turbine Intl. for breach of contract and for injunctive relief relating to the parties’ prior distributor relationship, which terminated at the end of March of 2018, and for Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements—namely, an accounts receivable agreement and promissory note in favor of Capstone. As remedies for these claims, the Company is seeking compensatory, consequential, along with injunctive relief and attorney’s fees, interest, and costs.

On March 18, 2020, Turbine Intl. filed its answer and cross-claims in the litigation. In its cross-claims, Turbine Intl. has asserted claims against Capstone, and individually against Mr. James Crouse, the Company’s Chief Revenue Officer, for breach of contract under the distributor agreement, accounts receivable agreement, and promissory note, fraud, breach of the covenant of good faith and fair dealing, unjust enrichment and constructive trust, negligent misrepresentation, violation of the unfair practices act, violation of racketeer influenced corrupt organizations act, and conspiracy to commit fraud. As remedies for these alleged claims, Turbine Intl. is seeking compensatory, consequential, and punitive damages along with attorney’s fees, interest, and costs. Capstone answered the cross-claims on May 7, 2020. On July 8, 2020, Capstone filed a motion to amend its complaint, which has been granted, allowing the Capstone’s first amended complaint (“FAC”) to be filed on August 25, 2020. The FAC added claims against persons and entities related to Turbine Intl., including Jose Penafiel and Gloria Penafiel, Hispania Petroleum, and Fortitude Resources, LLC, for breach of guaranty (as to Hispania), promissory fraud, and alter-ego liability.

The parties have commenced discovery, and the Company is in the process of serving the FAC on various out-of-state and international parties.

16. Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize most leases on the balance sheet, while recognition on the statements of operations will remain similar to current lease accounting.

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

The Company adopted the new standard on April 1, 2019 using the modified retrospective approach. The Company elected to apply the transition method allowing companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company also elected the “package of practical expedients;” which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs; the use of hindsight in order to calculate the lease term of existing assets and the use of the portfolio approach on similar assets; and the Company has elected not to separate lease and non-lease assets.

Results for reporting periods beginning after April 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard on April 1, 2019, the Company recorded approximately $5.5 million of right-of-use assets, adjusted for the reclassification of deferred rent and lease incentive of approximately $0.3 million, and $5.8 million of operating lease liabilities, within the Company’s condensed consolidated balance sheets upon adoption. The adoption of this standard did not have an impact on the Company’s condensed consolidated statements of operations or cash flows and did not result in a cumulative catch-up adjustment to the opening balance of retained earnings. Financed leases are not material to the Company’s condensed consolidated financial statements and are therefore not included in the footnote disclosures.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$268	$515	$536	$996

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	September 30, 2020	March 31, 2020
Operating lease right-of-use assets	$4,926	$5,118
Total operating lease right-of-use assets	$4,926	$5,118

Operating lease liability, current	$335	$443
Operating lease liability, non-current	4,827	4,941
Total operating lease liabilities	$5,162	$5,384

Weighted average remaining lease life	6.97 years	7.41 years

Weighted average discount rate	13.00%	13.00%

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$566	$996

Maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2021 (remainder of fiscal year)	$550
2022	1,099
2023	1,125
2024	1,153
2025	1,077
Thereafter	3,002
Total lease payments	$8,006
Less: imputed interest	(2,844)
Present value of operating lease liabilities	$5,162

17. Net Loss Per Common Share

Basic loss per share of Common Stock is computed using the weighted average number of common shares outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended September 30, 2020 and 2019 which would make these instruments anti-dilutive. As of September 30, 2020 and 2019, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.4 million and 0.3 million, respectively. As of September 30, 2020 and 2019, the number of PRSUs subject to performance conditions which have not been satisfied have been excluded from diluted net loss per common share computations was approximately 40,000 and 50,000, respectively. As of September 30, 2020 and 2019, the number of warrants excluded from diluted net loss per common share computations was approximately 1.5 million and 1.9 million, respectively.

18.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes all appropriate footnote disclosure of events both recognized in the financial statements as of September 30, 2020, and events which occurred subsequently but were not recognized in the financial statements. Except as described below there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, the Collateral Agent and the other parties party thereto. Under the A&R Note Purchase Agreement, the Company issued $20 million in additional senior secured notes (together with the $30 million in senior secured notes that were issued prior to the Closing Date, the “Notes”). The Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The entire principal amount of the Notes is due and payable on October 1, 2023. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As part of the agreement, at closing, the Company paid a facility fee of 2%, or $1.0 million.

On October 1, 2020, the Company entered into an Amendment No. 3 to the Purchase Warrant for Common Shares (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends that certain Purchase Warrant for Common Shares originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). Amendment No. 3 amends the Original Warrant to amend Section 2.1, Section 2.2(c) and Section 18.1 of the Warrant to, among other things, make certain changes necessitated by the issuance of a second Warrant to the Warrant Holder on October 1, 2020 pursuant to the Company’s entry into the A&R Note Purchase Agreement (the “New Warrant”).

On October 1, 2020, and pursuant to the Company’s entry into the A&R Note Purchase Agreement, the Company sold to the Warrant Holder the New Warrant to purchase up to 291,295 shares (the “New Warrant Shares”) of the Company’s Common Stock. The New Warrant was sold to the Warrant Holder at a purchase price of $10,000, in a private placement exempt from registration under the Securities Act. The New Warrant may be exercised by the Warrant Holder at any time after October 1, 2020 at an exercise price equal to $4.76 and will expire on February 4, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2020.  All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  We have tried to identify forward-looking statements in this Form 10-Q by using words such as “estimates,” “believes,” “anticipates,” “intends,” “expects,”  and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.”  These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	the ongoing effects of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, and the fact that many of the other factors discussed below may be amplified by the COVID-19 pandemic and the continued restrictions that have been instituted as a result of the pandemic;
●	the availability of credit and compliance with the agreements governing our indebtedness;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the development of the market for and customer uses of our microturbines;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high quality manner;
●	availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us; changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments;
●	our ability to adequately protect our intellectual property rights;
●	the impact of pending or threatened litigation; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2020.

Forward-looking statements speak only as of the date of this Form 10-Q. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information or future events or otherwise. Readers should not place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

On March 23, 2020 we enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, we furloughed 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. Our Leadership Team volunteered to take a 25% temporary salary cut as well as the fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, 25 other top company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1, 2020, most with the 15% voluntary salary cuts, with others scheduled to return in a staggered manner through to the end of September. Additionally, in March 2020, the Board voted to take a temporary 25% reduction in base cash retainer in support of our Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, we eliminated 26 positions on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, we had a limited production capability of new microturbine products, but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020, for shipment during this period of suspended production. On September 28, 2020 salaries were returned to 100% and remaining furloughed employees returned to work. Our vendor supply chain has been impacted by the pandemic, however it continues to be operational as of the date hereof.

Our goals for Fiscal 2021 are to improve cash flow, working capital, and our balance sheet; grow revenue through accelerating global product sales; diversify into additional market verticals and geographies; and increase aftermarket sales absorption. During the second quarter of Fiscal 2021 our net loss was $4.2 million and our basic and diluted net loss per share was $0.38 compared to $6.0 million and $0.56, respectively, in the same period of the previous year. Our working capital requirements during the three months ended September 30, 2020 were in-line with management’s expectations, which included reductions in accounts receivable, inventory, and accounts payable primarily due to the Company managing to lower revenue levels. Our net loss improved during the three months ended September 30, 2020 compared to the same period the previous year primarily because of lower overhead and operating expenses from implementing our COVID-19 Business Continuity Plan, as well as lower FPP costs as our reliability improved due to the reduced impact of the part defect from a supplier first identified during the first quarter of Fiscal 2019, which were partially offset by lower margins from lower revenue levels due to the COVID-19 pandemic.

Our products continue to gain interest in all six of our major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to target projects within the energy efficiency and renewal energy markets. We also continue to see interest in critical power supply applications as customers want solutions that can handle both primary and backup power. Transportation is a developing market segment for us, and currently transportation products are only for customer demonstrations.

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

An overview of our direction, targets and key initiatives are as follows:

1.	Focus on Vertical Markets Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Energy efficiency	68%	54%	62%	53%
Natural resources	14%	27%	20%	34%
Renewable energy	17%	19%	17%	13%
Critical Power Supply	—	—	—	—
Microgrid	1%	—	1%	—
Transportation	—	—	—	—

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

Additionally, our technology is used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, thereby reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Transportation is a developing market segment for us. In Fiscal 2020 and Fiscal 2021, transportation products were only for customer demonstrations.

Backlog

Net product orders were approximately $6.4 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively. Ending backlog was approximately $35.7 million at September 30, 2020 compared to $59.8 million at September 30, 2019. The gross book-to-bill ratio was 1.4:1 and 1.0:1 for the three months ended September 30, 2020 and 2019, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

A portion of our backlog is concentrated in the oil and gas market, which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the required delivery dates requested by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

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

Effective January 1, 2018, we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. See Note 13 – Revenue Recognition for additional discussion of revenue recognition for this program.

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

Our FPP backlog as of September 30, 2020 was approximately $76.9 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2041. Our FPP backlog as of September 30, 2019 was approximately $78.7 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2034. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue for the second quarter of Fiscal 2021 was approximately 38% of total revenue and was approximately 23% of revenue for the second quarter of Fiscal 2020.

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

Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time; however, single source suppliers with long lead times may be more challenging to transition to another supplier. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs.

We believe that effective execution in each of these key areas will be necessary to leverage Capstone’s promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance.

We currently occupy warehouse and office space in Van Nuys, California with a production capacity of approximately 2,000 units per year, depending on product mix. We believe we will be able to support this production capacity level by adding additional shifts, which would increase working capital requirements, and making some additional capital expenditures when necessary.

Reverse Stock Split  At the annual meeting of stockholders of the Company held on August 29, 2019, the Company’s stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation (the “Amendment”) to effect a reverse stock split of our Common Stock at a ratio in the range of one-for-five (1:5) to one-for-ten (1:10). Pursuant to such authority granted by the stockholders, the Company’s board of directors approved a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of the Common Stock and the filing of the Amendment. The Certificate of Amendment was filed with the Secretary of State of Delaware, effective on October 21, 2019 and the Reverse Stock Split became effective as of that date. Accordingly, all references to numbers of common shares, including the number of common shares on an as-if-converted basis, per-share data and share prices and exercise prices in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended September 30,
	2020	2019
	Revenue	Revenue
United States and Canada	$5.7	$9.9
Europe and Russia	6.0	5.3
Latin America	1.2	2.5
Asia and Australia	1.9	1.4
Middle East and Africa	0.1	1.6
Total	$14.9	$20.7

Revenue  Revenue for the three months ended September 30, 2020 decreased $5.8 million, or 28%, to $14.9 million from $20.7 million for the three months ended September 30, 2019. The change in revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 included decreases in revenue of $4.2 million from the United States and Canadian markets, $1.5 million from the Middle East and African markets and $1.3 million from the Latin American markets. These overall decreases in revenue were offset by increases in revenue of $0.7 million from the Europe and Russian markets and $0.5 million from the Asian and Australian markets. The decrease in revenue in the United States and Canadian markets and Middle East and African markets was primarily because of decreases in product shipments into the renewable energy and natural resources vertical markets compared to the same period last year. These decreases were primarily due to the COVID-19 pandemic, which has affected the timing of customer demand for our products, as well as weakness in the oil and gas market as a result of a decline in oil prices. The decrease in revenue in the Latin American was primarily because of a decrease in C1000 Signature Series systems shipments into the natural resources market during the second quarter of Fiscal 2021 compared to the same period last year, as well as lower accessories and parts revenue.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2020			2019
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$7.0	7.0	51	$12.0	11.8	72

Accessories and Parts	2.3			4.0
Service	5.6			4.7
Total Accessories, Parts and Service	7.9			8.7
Total	$14.9			$20.7

For the three months ended September 30, 2020, revenue from microturbine products decreased $5.0 million, or 42%, to $7.0 million from $12.0 million for the three months ended September 30, 2019. The decrease in revenue was primarily the result of the COVID-19 pandemic, which has affected the timing of customer demand for our products, as well as weakness in the oil and gas market due to a decline in oil prices compared to the same period last year. Megawatts shipped was 7.0 megawatts and 11.8 megawatts during the three months ended September 30, 2020 and 2019, respectively. Average revenue per megawatt shipped was approximately $1.0 million during the three months ended September 30, 2020 and 2019. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

For the three months ended September 30, 2020, revenue from our accessories and parts decreased $1.7 million, or 43%, to $2.3 million from $4.0 million for the three months ended September 30, 2019. The decrease in revenue from accessories and parts was primarily a result of the COVID-19 shutdowns and movement restrictions in all of our global markets.

Service revenue for the three months ended September 30, 2020 increased $0.9 million, or 19%, to $5.6 million from $4.7 million for the three months ended September 30, 2019. The increase in service revenue was due to increases in revenue from our DSS program, FPP contracts, and other service revenue, partially offset by lower rental revenue. Effective January 1, 2018 we launched our DSS program to provide additional support for distributor business development, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities.

Sales to E-Quad accounted for 10% of revenue for the three months ended September 30, 2020. Sales to E-Finity and CAL accounted for 17% and 12%, respectively, of revenue for the three months ended September 30, 2019.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was $2.6 million, or 17% of revenue, for the three months ended September 30, 2020 compared to a gross margin of $3.1 million, or 15% of revenue, for the three months ended September 30, 2019. The decrease in gross margin of $0.5 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily because of a $1.6 million decrease in our direct material costs margin, offset by decreases in production and service center labor and overhead expense of $0.8 million and warranty expense of $0.3 million. Management continues to implement initiatives to improve gross margin in Fiscal 2021 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin, calculated as total revenue less our direct material costs, decreased $1.6 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily because of lower product margin due to lower volume, partially offset by higher service margins.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily because of a lower standard warranty provision compared to the elevated level in the prior period from a supplier defect identified in previous periods. Management expects warranty expense to continue to be favorably impacted for the remainder of Fiscal 2021 due to this lower standard warranty provision compared to the elevated level in the prior period.

Production and service center labor and overhead expense decreased $0.8 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily because of decreases of approximately $0.5 million in labor costs from our COVID-19 Business Continuity Plan actions, $0.2 million in freight expense, $0.2 million in supplies expense and $0.1 million in depreciation and amortization expense, partially offset by $0.2 million in overhead allocated to finished goods inventory.

We are party to that certain Development and License Agreement, as amended, with Carrier Corporation (“Carrier”). On September 19, 2018, we paid in full a negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier under the Development and License Agreement. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in our condensed consolidated statements of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $20,000, to $30,000 during the three months ended September 30, 2020 compared to $50,000 during the three months ended September 30, 2019.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended September 30,
	2020	2019
Gross Margin
Product	$(0.1)	$0.4
As a percentage of product revenue	(2)%	3%

Accessories, parts and service	$2.7	$2.7
As a percentage of accessories, parts and service revenue	33%	31%

Total Gross Margin	$2.6	$3.1
As a percentage of total revenue	17%	15%

The decrease in product gross margin during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily because of a decrease in volume of product shipments due to the COVID-19 pandemic, which has affected the timing of customer demand for our products, as well as weakness in the oil and gas market from a decline in oil prices compared to the same period last year. Accessories, parts and service gross margin was $2.7 million for the three months ended September 30, 2020 and 2019.

Research and Development (“R&D”) Expenses R&D expenses for the three months ended September 30, 2020 decreased $0.3 million, or 33%, to $0.6 million from $0.9 million for the three months ended September 30, 2019 as a result of lower costs from our COVID-19 Business Continuity Plan.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended September 30, 2020 decreased $0.6 million, or 11%, to $4.9 million from $5.5 million for the three months ended September 30, 2019. The net decrease in SG&A expenses was comprised of decreases of approximately $0.5 million in labor costs, $0.3 million in in rent and utilities and $0.3 million in business travel expense, compared to the same period last year, which decreased primarily as a result of our COVID-19 Business Continuity Plan. These decreases were offset by increases of $0.4 million in marketing related costs and $0.1 million in consulting expense.

Interest Expense  Interest expense for the three months ended September 30, 2020 and 2019 were each $1.3 million. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Six Months Ended September 30, 2020 and 2019

The following table summarizes our revenue by geographic markets (amounts in millions):

	Six Months Ended September 30,
	2020	2019
	Revenue	Revenue
United States and Canada	$13.7	$18.2
Europe and Russia	9.1	9.3
Latin America	2.4	6.1
Asia and Australia	3.4	4.6
Middle East and Africa	0.5	1.8
Total	$29.1	$40.0

Revenue  Revenue for the six months ended September 30, 2020 decreased $10.9 million, or 27%, to $29.1 million from $40.0 million for the six months ended September 30, 2019. The change in revenue for the six months ended

September 30, 2020 compared to the six months ended September 30, 2019 included decreases in revenue of $4.5 million from the United States and Canadian markets, $3.7 million from the Latin American markets, $1.3 million from the Middle East and African markets, $1.2 million from the Asia and Australian markets and $0.2 million from the European and Russian markets. The decrease in revenue in all geographic markets was primarily because of a decrease in product volume due to weakness in the natural resources market vertical. These decreases in the natural resources market vertical were primarily due to the COVID-19 pandemic, which affected the timing of customer demand for our products, as well as weakness in the oil and gas market as a result of a decline in oil prices.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2020			2019
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$13.2	12.6	109	$22.1	21.7	129

Accessories and Parts	5.1			8.0
Service	10.8			9.9
Total Accessories, Parts and Service	15.9			17.9
Total	$29.1			$40.0

For the six months ended September 30, 2020, revenue from microturbine products decreased $8.9 million, or 40%, to $13.2 million from $22.1 million for the six months ended September 30, 2019. The decrease in revenue and megawatts shipped was primarily because of a decrease in volume, which was primarily due to the COVID-19 pandemic, which has affected the timing of customer demand for our products globally, as well as weakness in the oil and gas market as a result of a decline in oil prices. Megawatts shipped during the six months ended September 30, 2020 decreased 9.1 megawatts, or 42%, to 12.6 megawatts from 21.7 megawatts during the six months ended September 30, 2019. Average revenue per megawatt shipped was approximately $1.0 million during the six months ended September 30, 2020 and 2019.

For the six months ended September 30, 2020, revenue from our accessories and parts decreased $2.9 million, or 36%, to $5.1 million from $8.0 million for the six months ended September 30, 2019. The decrease in revenue from accessories and parts was primarily because of lower accessories and parts shipments as a result of the COVID-19 shutdowns and movement restrictions in all of our global markets.

Service revenue for the six months ended September 30, 2020 increased $0.9 million, or 9%, to $10.8 million from $9.9 million for the six months ended September 30, 2019. The increase in service revenue was due to increases in revenue from our DSS program, FPP contracts, and other service revenue, offset by lower rental revenue.

E-Finity and CAL, each accounted for 10% of our revenue for the six months ended September 30, 2020. For the six months ended September 30, 2019, E-Finity and CAL, accounted for 15% and 11% of revenue, respectively.

Gross Margin  The gross margin was approximately $5.9 million, or 20% of revenue, for the six months ended September 30, 2020 compared to a gross margin of $5.9 million, or 15% of revenue, for the six months ended September 30, 2019. Decreases in direct material costs margin were offset by lower production and service labor and overhead expense, warranty expense, and inventory charges. Management continues to implement initiatives to improve gross margin in Fiscal 2021 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin decreased $2.3 million during the six months ended September 30, 2020 compared to the six months ended September 30, 2019 due to a decrease in product margin from lower volume, partially offset by higher service margin.

Production and service center labor and overhead expense decreased $1.5 million during the six months ended September 30, 2020 compared to the six months ended September 30, 2019 primarily because of decreases of approximately $1.0 million in labor costs from our COVID-19 Business Continuity Plan actions, $0.5 million in freight and import tax costs, $0.2 million in supplies expense, $0.2 million in facilities costs, and $0.1 million of depreciation and amortization expense, partially offset by $0.5 million in overhead allocated to finished goods inventory.

The decrease in warranty expense of $0.3 million during the six months ended September 30, 2020 compared to the six months ended September 30, 2019 was primarily because of a higher than normal standard warranty provision in the six months ended September 30, 2019 due to a supplier defect identified during the six months ended September 30, 2019.

As noted above, we are party to that certain Development and License Agreement, as amended, with Carrier. On September 19, 2018, we paid in full a negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier under the Development and License Agreement. The prepaid royalty of $3.0 million has been recorded under the caption “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets and will be amortized in our condensed consolidated statements of operations over a 15-year amortization period through September 2033 using an effective royalty rate. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. Royalty expense decreased $40,000 during the six months ended September 30, 2020 compared to the six months ended September 30, 2019 primarily because we concluded our royalty obligation under the Development Agreement during Fiscal 2019.

The following table summarizes our gross margin (in millions except percentages):

	Six Months Ended September 30,
	2020	2019
Gross Margin
Product	$(0.5)	$0.4
As a percentage of product revenue	(4)%	2%

Accessories, parts and service	$6.4	$5.5
As a percentage of accessories, parts and service revenue	37%	31%

Total Gross Margin	$5.9	$5.9
As a percentage of total revenue	20%	15%

Product gross margin decreased $0.9 million during the six months ended September 30, 2020 compared to the six months ended September 30, 2019, primarily due to a decrease in volume of product shipments due to the COVID-19 pandemic, which has affected the timing of customer demand for our products, as well as a decrease in volume of product shipments due to weakness in the oil and gas market from decline in oil prices compared to the same period last year. Accessories, parts and service gross margin increased during the six months ended September 30, 2020 compared to the six months ended September 30, 2019 primarily due to lower FPP costs as our reliability improves as we work through the part defect from a supplier first identified during the first quarter for Fiscal 2019. Gross margin also increased because of lower production and service labor and overhead expenses from our COVID-19 Business Continuity Plan.

R&D Expenses  R&D expenses for the six months ended September 30, 2020 decreased $0.8 million, or 44%, to $1.0 million from $1.8 million for the six months ended September 30, 2019 as a result of lower costs from our COVID-19 Business Continuity Plan.

SG&A Expenses  SG&A expenses for the six months ended September 30, 2020 decreased $3.3 million, or 28%, to $8.4 million from $11.7 million for the six months ended September 30, 2019. The net decrease in SG&A expenses was primarily due to cost savings from our COVID-19 Business Continuity Plan which comprised of decreases of approximately $1.9 million in labor costs and $0.6 million in travel and entertainment expense, additionally there was a $0.8 million decrease in facilities costs driven by our consolidation of facilities.

Interest Expense  Interest expense for the six months ended September 30, 2020 and 2019 were each $2.6 million. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our plan. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. Our cash and cash equivalents balances increased $1.7 million during the six months ended September 30, 2020, compared to a decrease of $8.8 million during the six months ended September 30, 2019. This improvement during the six months ended September 30, 2020 compared to the same period last year was primarily the result of lower cash used in operating activities and cash used for rental assets, as well as higher cash generated from financing activities.

On April 24, 2020, we received an unsecured loan in the principal amount of $2,610,200 from Western Alliance Bank, an Arizona corporation under the Small Business Administration  Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “PPP Loan”) and on May 13, 2020, we repaid $660,200 of the PPP Loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. On March 23, 2020 the Company enacted the Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed approximately 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. The Company’s Leadership Team volunteered to take a 25% temporary salary cut as well as the fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, approximately 25 other top company managers volunteered to take a similar 15% reduction in salary and the Board voted to take a temporary 25% reduction in base cash retainer. We believe these programs will supplement our current and future available capital resources.

Operating Activities During the six months ended September 30, 2020, we used $20,000 in cash in our operating activities, which consisted of a net loss for the period of $6.0 million, partially offset by cash provided from working capital of $3.9 million and non-cash adjustments (primarily warranty provision, accounts receivable allowance, depreciation and amortization, stock based compensation and inventory provision) of $2.1 million. During the six months ended September 30, 2019, we used $11.4 million in cash in our operating activities, which consisted of a net loss for the period of $10.0 million and cash used for working capital of $4.6 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $3.2 million. The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Six Months Ended
	September 30,
	2020	2019
Net loss	$(6,035)	$(10,041)
Non-cash operating activities(1)	2,137	3,247
Changes in operating assets and liabilities:
Accounts receivable	2,807	(1,795)
Inventories	7,079	64
Accounts payable and accrued expenses	(4,442)	(1,426)
Prepaid expenses, other current assets and other assets	946	299
Other changes in operating assets and liabilities	(2,512)	(1,768)
Net cash used in operating activities	$(20)	$(11,420)

(1)	Represents change in warrant valuation, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the six months ended September 30, 2020 compared to the same period the previous year was primarily because of lower provision for warranty expenses as a result of a supplier defect identified during the first quarter of Fiscal 2019, which did not materially impact warranty expense during the six months ended September 30, 2020 as most affected units were out of the warranty period. The change in accounts receivable was primarily the result of lower revenue levels and timing of collections. The change in inventory was primarily the result of a decrease in both raw materials and finished goods during the six months ended September 30, 2020 compared to the six months ended September 30, 2019. The change in accounts payable and accrued expenses was primarily the result of the lower accounts payable due to the reduction in inventory receipts and timing of payments made by us during the six months ended September 30, 2020 compared to the same period the previous fiscal year. The change in other operating assets and liabilities during the six months ended September 30, 2020 compared to the same period the previous fiscal year, was primarily the result of changes in customer deposits.

Investing Activities During the six months ended September 30, 2020, we used cash of $1.1 million in investing activities compared to $3.0 million during the six months ended September 30, 2019. The decrease relates to the amount of deployed rental units during the six months ended September 30, 2020 compared to the six months ended September 30, 2020. During the six months ended September 30, 2019, we deployed approximately $2.0 million of our C1000 Signature Series systems under our factory rental program, compared to $0.8 million during the six months ended September 30, 2020.

Financing Activities During the six months ended September 30, 2020, we generated cash of approximately $2.9 million from financing activities compared to cash generated during the six months ended September 30, 2019 of approximately $5.6 million. The funds generated from financing activities during the six months ended September 30, 2020 were primarily the result of net borrowings under the PPP Loan, as well as proceeds from the at-the-market offering program described below. The funds generated from financing activities during the six months ended September 30, 2019 were primarily the result of proceeds from the September 2019 registered direct offering and at-the-market offering program, offset by repayment of notes payable and capital lease obligations.

At-the-market offerings

On June 7, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the six months ended September 30, 2020, we issued approximately 0.8 million shares of our Common Stock under the at-the-market offering program and the net proceeds to us from the sale of our Common Stock were approximately $1.4 million after deducting commissions paid of approximately $51,000. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modifies the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program to an amount equal to the lesser of such number of shares of our Common Stock that (a) equals the number or dollar amount of shares of Common Stock registered on the registration statement pursuant to which an offering under the ATM Program is being made, (b) equals the number of authorized but unissued shares of Common Stock (less the number of shares of Common Stock issuable upon exercise, conversion or exchange of any our outstanding securities or otherwise reserved from our authorized capital stock), (c) equals the number or dollar amount of shares of Common Stock authorized by our board of directors, or (d) would cause us or an offering under the ATM Program to not satisfy the eligibility and transaction requirements for use of Form S-3, including, if applicable, general instruction I.B.6 of Registration Statement on Form S-3. As of September 30, 2020, approximately $10.8 million remained available for issuance with respect to this at-the-market offering program.

Warrants

As of September 30, 2020, there were 271,875 Series A warrants outstanding and there are no Series B warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of Common Stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of Common Stock, and have an expiration date of April 22, 2021. As of September 30, 2020, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.18 per share of Common Stock.

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million upon issuance, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets. Our Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding, resulting in an additional 8,542 warrants issued, which were treated as a deemed dividend in the amount of $15,000.

On December 9, 2019, we entered into Amendment No. 1 to the Purchase Warrant for Common Shares (the “Amendment No. 1”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends the Warrant. The Amendment No. 1 amends the Warrant to increase the number of Warrant Shares issuable under the Warrant (on a post-reverse split basis) and to decrease the exercise price from $8.86 per share (on a post-reverse split basis) to $3.80 per share (the “Per Share Warrant Exercise Price”). The Amendment No. 1 also amends Section 2.1 of the Warrant such that the Per Share Anti-Dilution Price is equal to the Per Share Warrant Exercise Price.

On April 24, 2020, the Company entered into a Third Amendment (the “Third Amendment”) to the Note Purchase Agreement. Under the Third Amendment, the parties agreed to amend the Note Purchase Agreement to, among other things, carve out the PPP Loan pursuant to the CARES Act from the negative covenants restricting the Company from incurring certain debt and the related terms and conditions as a result of such PPP Loan.

On May 13, 2020, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Note Purchase Agreement. Under the Fourth Amendment, the parties agreed to amend the Note Purchase Agreement to amend certain repayment language with respect to the PPP Loan pursuant to the CARES Act.

On June 16, 2020, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Note Purchase Agreement. Under the Fifth Amendment, the parties agreed to amend the Note Purchase Agreement to increase the Section 382 Ownership Shift (as defined therein) threshold to not exceed 42.0% until April 1, 2021, and 40% thereafter. All other provisions, terms and conditions of the Note Purchase Agreement remain in effect.

On June 16, 2020, we entered into an Amendment No. 2 to the Purchase Warrant for Common Shares (“Amendment No. 2”) with the Warrant Holder that amends the Warrant.

Amendment No. 2 amends the Warrant to increase the number of Warrant Shares (as defined therein) issuable under the Warrant and to decrease the exercise price from $3.80 per share to $2.61 per share (the “Per Share Warrant Exercise Price”). The Company would receive aggregate gross proceeds of approximately $1,186,313 if the outstanding Warrant is exercised at the new Per Share Warrant Exercise Price.

Amendment No. 2 also amends the Warrant such that the Per Share Anti-Dilution Price (as defined therein) is equal to the Per Share Warrant Exercise Price as provided in the Amendment No. 2 to the Warrant. As a result of the decrease in exercise price, we recorded the change in valuation of $0.1 million as additional debt discount with a corresponding entry to additional paid in capital in the condensed consolidated balance sheets. All other terms and provisions in the Warrant remain in effect.

On September 4, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors pursuant to which we agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) an aggregate of 580,000 shares of our Common Stock at a negotiated purchase price of $5.00 per share, and pre-funded warrants to purchase up to an aggregate of 440,000 shares of our Common Stock at a negotiated purchase price of $5.00 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.1 million (580,000 shares of Common Stock plus 440,000 pre-funded warrants at a $5.00 per share purchase price), before deducting placement agent fees and other offering expenses. Net proceeds from the offering were $4.6 million. The offering closed on September 9, 2019. On October 24, 2019, a warrant holder exercised its rights to the warrant agreement to exercise on a cash basis 440,000 pre-funded warrants at an exercise price of $0.001 per share under the warrant agreement.

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. No warrants have been exercised as of the date of this report.

There were no stock options exercised during the six months ended September 30, 2020 and 2019. Repurchases of shares of our Common Stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $43,000 and $27,000 of net cash used during the six months ended September 30, 2020 and 2019, respectively.

Three-year Term Note  On February 4, 2019, we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes was on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of March 31, 2019, $30.0 million in borrowings were outstanding under the Note. Under the Note we are not permitted to allow our cash and cash equivalents to be less than $9.0 million. As of September 30, 2020, we were in compliance with the covenants contained in the Note Purchase Agreement.

On December 9, 2019, we entered into a Second Amendment (the “Second Amendment”) to the Note Purchase Agreement. Under the Second Amendment, the Note Purchase Agreement was amended to increase the Section 382 Ownership Shift threshold to not exceed 40.0%.

In addition, on February 4, 2019, the Company sold the Warrant pursuant to which the Holder may purchase shares of the Company’s Common Shares of the Warrant Shares. The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets. Our Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding, resulting in an additional 8,542 warrants issued, which were treated as a deemed dividend in the amount of $15,000.

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”), and issued $20 million in additional senior secured notes (together with the $30 million in senior secured notes that were issued prior to the closing date, the “Notes”). See Note 18 – Subsequent Events, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for discussion with respect to this note purchase agreement.

Paycheck Protection Program Loan  On April 15, 2020, we applied for an unsecured PPP Loan in the principal amount of $2,610,200 under the Small Business Administration Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020. On April 24, 2020, we entered into a promissory note with Western Alliance Bank. The Company received the full amount of the PPP Loan on April 24, 2020. In accordance with the requirements of the CARES Act, we intend to use proceeds from the PPP Loan to support fixed costs such as payroll costs, rent and utilities. On May 13, 2020, we repaid $660,200 of the PPP Loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P.

The advance under the PPP Loan bears interest at a rate per annum of 1%. The PPP Loan matures on April 24, 2022.

Forgiveness of this PPP Loan is only available for principal that is used for the limited purposes that qualify for forgiveness. While we intend to pursue the forgiveness of the PPP Loan received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

Working Capital and Other Operating Assets and Liabilities Cash provided for working capital was $3.9 million during the six months ended September 30, 2020, an improvement of $8.5 million from the cash used for working capital of $4.6 million during the six months ended September 30, 2019. These decreases in cash used for working capital and other operating assets and liabilities were primarily due to reductions in inventory and accounts receivable, partially offset by an increase in accounts payable payments and changes in customer deposits.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the condensed consolidated financial statements for the six months ended September 30, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its second quarter of Fiscal 2021 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $6.0 million and used cash in operating activities of approximately $20,000 for the six months ended September 30, 2020. The Company’s working capital requirements during the six months ended September 30, 2020 were in-line with management’s expectations, which included reductions in accounts receivable, inventory, and accounts payable primarily due to the Company managing to lower revenue levels. The Company’s net loss improved during the six months ended September 30, 2020 compared to the same period the previous year primarily because of lower overhead and operating expenses from our COVID-19 Business Continuity Plan. As of September 30, 2020, we had cash and cash equivalents of $16.8 million, and outstanding debt of $32.0 million at fair value.

Depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve significantly increased sales volume which is dependent on many factors, including:

●	the continuing impact of the COVID-19 pandemic on the global economy and specifically on oil and gas markets;

●	the market acceptance of our products and services;

●	our business, product and capital expenditure plans;

●	capital improvements to new and existing facilities;

●	our competitors’ response to our products and services;

●	our relationships with customers, distributors, dealers and project resellers; and

●	our customers’ ability to afford and/or finance our products.

Our accounts receivable balance, net of allowances, was $13.5 million and $16.2 million as of September 30, 2020 and March 31, 2020, respectively. Days sales outstanding in accounts receivable (“DSO”) increased by 3 days to 83 days as of September 30, 2020 compared to 80 days as of September 30, 2019. The slight increase in our DSO was primarily the result of lower sales in all markets due to the COVID-19 pandemic and the weakening oil and gas markets.

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

New Accounting Pronouncements

Refer to Note 3 – Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding new accounting standards.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 15 – Commitments and Contingencies —Legal Matters, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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
4.1

Amended and Restated Note Purchase Agreement, dated as of October 1, 2020, by and among Capstone Turbine Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (e)

4.2	Amendment No. 3 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC), dated October 1, 2020 (e)
4.3	Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC), dated October 1, 2020 (e)
10.1	Amendment, dated July 15, 2020, to At The Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (f)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024)
(b)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 21, 2019 (File No. 001-15957)
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 1, 2017 (File No. 001-15957)
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 9, 2016 (File No. 001-15957)
(e)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 5, 2020 (File No. 001-15957)
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 15, 2020 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE TURBINE CORPORATION

	By:	/s/ FREDERICK S. HENCKEN III
Frederick S. Hencken III
Chief Financial Officer
(Principal Financial Officer)
Date: November 10, 2020